Form 10-Q
period 2007-03-31
JMP Group Inc.
filed 2007-06-21
CIK 1383803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33448

JMP Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1450327
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 Montgomery Street, Suite 1100, San Francisco, California 94111

(Address of principal executive offices)

Registrant’s telephone number: (415) 835-8900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of June 21, 2007 was 22,025,341.

i

AVAILABLE INFORMATION

JMP Group Inc. is required to file current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the Exchange Act), with the Securities and Exchange Commission (SEC). You may read and copy any document JMP Group Inc. files with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at http://www.sec.gov, from which interested persons can electronically access JMP Group Inc.’s SEC filings.

JMP Group Inc. will make available free of charge through its internet site http://www.jmpg.com, via a link to the SEC’s internet site at http://www.sec.gov, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large stockholders, and any amendments to those documents filed or furnished pursuant to the Exchange Act. These filings will become available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

JMP Group Inc. also makes available, in the Investor Relations section of its website, its (i) corporate governance guidelines, (ii) its code of business conduct and ethics, and (iii) the charters of the audit, compensation, and corporate governance and nominating committees of its board of directors. You will need to have Adobe Reader software installed on your computer to view these documents, which are in PDF format. These documents, as well as the information on the website of JMP Group Inc., are not a part of this quarterly report.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

JMP GROUP LLC AND SUBSIDIARIES

Consolidated Statements of Financial Condition

March 31, 2007 and December 31, 2006

		March 31, 2007	December 31, 2006
		(unaudited)
Assets
Cash and cash equivalents		$38,180,141	$52,328,804
Restricted cash and deposits (includes cash on deposit with clearing broker of $255,336 at March 31, 2007 and December 31, 2006 ) (Note 12)		9,258,945	8,894,303
Receivable from clearing broker		1,884,472	1,519,623
Investment banking fees receivable, net of allowance for doubtful accounts of $23,730 and $294,905, respectively		4,035,629	7,962,260
Marketable securities owned, at market value (Note 4)		12,605,068	11,949,187
Other investments (Note 4)		16,286,858	15,244,523
Fixed assets, net (Note 5)		2,290,234	2,625,402
Other assets		3,887,578	3,174,901

Total assets		$88,428,925	$103,699,003

	Pro Forma March 31, 2007
	(unaudited) (Note 20)
Liabilities and Members’ Equity
Liabilities
Marketable securities sold, but not yet purchased, at market value	$8,013,967	$8,013,967	$7,480,889
Accrued compensation	7,465,270	7,465,270	26,446,917
Other liabilities	7,074,973	7,074,973	4,366,157
Distribution payable	14,400,000	—	—
Redeemable Class A member interests (Note 7)	11,885,218	11,885,218	12,913,769

Total liabilities	48,839,428	34,439,428	51,207,732

Commitments and contingencies (Note 12 and 15)
Minority interest	6,095,733	6,095,733	5,739,459

Members’ Equity (Note 9)
Class A common interests	12,263,020	12,263,020	11,861,848
Class B common interests	31,650,177	31,650,177	31,650,177
Additional paid in capital—stock options	810,124	810,124	268,635
(Distributions in excess of accumulated earnings)/Retained earnings	(11,229,557)	3,170,443	2,971,152

Total members’ equity	33,493,764	47,893,764	46,751,812

Total liabilities and members’ equity	$88,428,925	$88,428,925	$103,699,003

See accompanying notes to consolidated financial statements.

JMP GROUP LLC AND SUBSIDIARIES

Consolidated Statements of Income

Three Months ended March 31, 2007 and 2006

(Dollars except share and per share data)

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Revenues
Investment banking	$11,493,259	$10,386,450
Brokerage	8,631,567	6,887,174
Asset management fees	888,038	889,571
Principal transactions	(68,214)	125,210
Interest and dividends	770,892	460,930
Other income	198,075	24,698

Total revenues	21,913,617	18,774,033

Expenses
Compensation and benefits	12,830,903	11,399,755
Income allocation and accretion – Redeemable Class A member interests	3,049,535	1,832,132
Administration	1,000,298	1,273,473
Brokerage, clearing and exchange fees	1,138,647	910,581
Travel and business development	696,986	736,366
Communications and technology	941,400	801,423
Occupancy	466,391	446,776
Professional fees	225,416	200,662
Depreciation	356,517	420,168
Interest and dividend expense	504,178	341,260
Other	(257,413)	(702)

Total expenses	20,952,858	18,361,894

Income before minority interest	960,759	412,139
Minority interest	135,478	—

Net income attributable to Class A and Class B common interests	$825,281	$412,139

Net income per unit-Class A common interests
Basic	$0.18	$0.11
Diluted	$0.17	$0.11
Weighted average units outstanding-Class A common interests
Basic	2,381,410	1,430,846
Diluted	2,440,524	1,430,846
Net income per unit-Class B common interests
Basic	$0.18	$0.11
Diluted	$0.17	$0.11
Weighted average units outstanding-Class B common interests
Basic	2,300,000	2,300,000
Diluted	2,357,093	2,300,000

Pro Forma Consolidated Statement of Income Information – C-Corp (unaudited) (Note 20):
Total revenues	$21,913,617
Pro forma total expenses	18,946,415
Minority interest	135,478

Pro forma income before tax	2,831,724
Pro forma taxes (42.0% assumed tax rate)	(1,189,324)

Pro forma net income	$1,642,400

Basic net income per share:
Pro forma	$0.11
Pro forma as adjusted	$0.10
Pro forma weighted average shares of common stock outstanding:
Pro forma	14,800,035
Pro forma as adjusted	16,331,532

See accompanying notes to consolidated financial statements.

JMP GROUP LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Months ended March 31, 2007 and 2006

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income attributable to Class A and Class B common interests	$825,281	$412,139
Adjustments to reconcile net income to net cash used in operating activities
Provision for doubtful accounts	(261,985)	849
Change in fair value of other investments	(594,031)	(785,761)
Depreciation and amortization of fixed assets	356,517	420,168
Minority interest	135,478	—
Stock based compensation expense	562,289	21,278
Net change in operating assets and liabilities
Decrease / (increase) in receivables	3,823,767	(2,012,835)
Increase in marketable securities	(655,881)	(1,552,033)
Increase in restricted cash, deposits and other assets	(1,077,319)	(1,054,680)
Increase in marketable securities sold, but not yet purchased	533,078	291,242
Decrease in accrued compensation and other liabilities	(16,272,831)	(22,219,574)
Decrease in Redeemable Class A member interests	(627,382)	(1,984,058)

Net cash used in operating activities	(13,253,019)	(28,463,265)

Cash flows from investing activities
Purchases of fixed assets	(21,349)	(217,401)
Purchases of other investments	(700,000)	(990,558)
Sales of other investments	251,696	3,085,577

Net cash (used in) provided by investing activities	(469,653)	1,877,618

Cash flows from financing activities
Distributions paid to Class A and Class B common interests	(625,991)	(1,666,619)
Capital contributions of minority interest members	200,000	—

Net cash used in financing activities	(425,991)	(1,666,619)

Net decrease in cash and cash equivalents	(14,148,663)	(28,252,266)
Cash and cash equivalents, beginning of period	52,328,804	61,724,672

Cash and cash equivalents, end of period	$38,180,141	$33,472,406

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$487,063	$339,951

Noncash financing activities
Issuance of Class A common interests	401,172	—
Issuance of JMPRT common stock	20,800	—

See accompanying notes to consolidated financial statements.

JMP GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

1. Organization and Description of Business

JMP Group LLC, a Delaware limited liability company (the “Company”), was formed on April 12, 1999. The Company’s original name, Jolson Merchant Partners LLC, was changed to Jolson Merchant Partners Group LLC, effective January 1, 2000, and in June 2004, it was changed to JMP Group LLC. As of March 31, 2007, the Company operated pursuant to its Third Amended and Restated Limited Liability Company Operating Agreement dated as of August 18, 2004, as amended (the “Operating Agreement”).

The Company has historically conducted its business through a multi-member limited liability company. Effective May 16, 2007, the Company, in connection with the initial public offering of JMP Group Inc., effected an exchange of all the outstanding membership interests of the Company for shares of common stock of JMP Holdings Inc., a Delaware corporation. JMP Holdings Inc. changed its name to JMP Group Inc. As a result of the exchange, the Company became JMP Group Inc.’s wholly-owned subsidiary and JMP Group Inc. completed its initial public offering on May 16, 2007. This reorganization is described in greater detail in the Registration Statement on Form S-1 (File No. 333-140689) filed with the Securities and Exchange Commission (“SEC”) in connection with the initial public offering.

The Company conducts its brokerage business through its wholly owned subsidiary, JMP Securities LLC (“JMP Securities”) and its asset management business through its wholly owned subsidiary, JMP Asset Management LLC (“JMPAM”). JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to customers, and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. JMPAM is a registered investment advisor under the Investment Advisers Act of 1940 and provides investment management services for sophisticated investors in investment partnerships managed by JMPAM.

2. Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements and related notes are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Article 10 of Regulation S–X. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2006 included in its Registration Statement on Form S-1 filed with the SEC (File No. 333-140689). These consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

The consolidated accounts of JMP Group LLC include its wholly-owned subsidiaries JMP Securities and JMPAM, and its partially-owned subsidiaries JMP Realty Trust (“JMPRT”), Harvest Consumer Partners (“HCP”) and Harvest Technology Partners (“HTP”). All material intercompany accounts and transactions have been eliminated.

Minority interest relates to the interest of third parties in JMPRT and in the two asset management funds HCP and HTP.

JMPRT is a real estate investment trust that was formed in June 2006. As of March 31, 2007, the Company owned 50.1% of JMPRT and certain employee members owned 20.5%. JMPRT is managed by JMPAM. Because of the current ownership and management position, the Company consolidates JMPRT and records minority interest.

JMPAM is the general partner of HTP and HCP, each of which commenced operations during 2006. As of March 31, 2007, the Company and its affiliates, officers, and immediate family members provided 95.3% and 95.0%, respectively, of the invested capital in these funds. Due to this ownership and resulting control by the Company and related parties, HTP and HCP are consolidated in the Company’s financial statements. HTP and HCP account for their investments at fair value, which is consistent with the Company’s accounting policies for “Marketable securities owned, at market value” and “Marketable securities sold, but not yet purchased, at market value.” The base management fees and incentive fees earned by HTP and HCP are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect both the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Revenue Recognition

Investment banking revenues, which include underwriting revenues, strategic advisory revenues and private placement fees, are recorded when the underlying transaction is completed under the terms of the relevant agreement. Underwriting revenues arise from securities offerings in which the Company acts as an underwriter and include management fees, selling concessions and underwriting fees, net of related syndicate expenses. Management fees and selling concessions are recorded on the trade date, which is typically the day of pricing an offering (or the following day) and underwriting fees, net of related syndicate expenses, at the time the underwriting is completed and the related income is reasonably determinable. For these transactions, management estimates the Company’s share of the transaction-related expenses incurred by the syndicate, and recognizes revenues net of such expense. On final settlement, typically 90 days from the trade date of the transaction, these amounts are adjusted to reflect the actual transaction-related expenses and the resulting underwriting fee. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. If management determines that a transaction is likely not to be completed, deferred expenses related to that transaction are expensed at that time. Strategic advisory revenues primarily include success fees on closed merger and acquisition transactions, as well as retainer fees, earned in connection with advising on both buyers and sellers transactions. Fees are also earned for related advisory work and other services such as providing fairness and valuation opinions. Strategic advisory revenues are recorded when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially complete, the fees are determinable and collection is reasonably assured. Private placement fees are recorded on the closing date of the transaction. Unreimbursed expenses associated with strategic advisory and private placement transactions, net of client reimbursements, are recorded as non-compensation expense.

Brokerage revenues include (i) commissions resulting from equity securities transactions executed as agent or principal and are recorded on a trade date basis, (ii) related net trading gains and losses from market making activities and from the commitment of capital to facilitate customer orders and (iii) fees paid for equity research. The Company currently generates revenues from research activities through three types of arrangements. First, through what is commonly known as a “soft dollar” practice, a portion of a client’s commissions may be compensation for the value of access to our research. Those commissions are recognized on a trade date basis, as the Company has no further obligation. Second, a client may issue a cash payment directly to the Company for access to research. Third, the Company has entered into certain commission sharing or tri-party arrangements in which institutional clients execute trades with a limited number of brokers and instruct those brokers to allocate a portion of the commission to the Company or to issue a cash payment to the Company. In these commission sharing or tri-party arrangements, the amount of the fee is determined by the client on a case by case basis, agreed to by the Company and an invoice is sent to the payor. For the second and third types of arrangements, revenue is recognized and an invoice is sent once an arrangement exists, access to research has been provided, a specific amount is fixed or determinable, and collectibility is reasonably assured. None of these arrangements obligate clients to a fixed amount of fees for research, either through trading commissions or direct or indirect cash payments, nor do they obligate the Company to provide a fixed quantity of research or execute a fixed number of trades. Furthermore, the Company is not obligated under any arrangement to make commission payments to third parties on behalf of clients.

Principal transactions revenue includes realized and unrealized net gains and losses resulting from our principal investments in equity securities for the Company’s account and in equity linked warrants received from certain investment banking assignments. Principal transactions revenue also includes earnings (or losses) attributable to investment partnership interests held by our asset management subsidiary, JMPAM, which are accounted for under the equity method of accounting.

The Company’s principal transactions revenue for these categories for the quarters ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
Equity securities	$(476,635)	$(273,281)
Warrants	25,518	191,034
Investment partnerships	382,903	207,457

Principal transactions revenue	$(68,214)	$125,210

Asset management fees include base management fees and incentive fees. The Company recognizes base management fees on a monthly basis over the period the investment services are performed. Base management fees earned by the Company are generally based on the fair value of assets under management and the fee schedule for each fund and account. Base management fees are calculated at the investor level using their quarter beginning capital balance adjusted for any contributions or withdrawals. Since base management fees are based on assets under management, significant changes in the fair value of these assets will have an impact on the fees earned by the Company in future periods. The Company also earns incentive fees that are based upon the performance of investment funds and accounts. Such fees are either a specified percentage of the total investment return of a fund or account or a percentage of the excess of an investment return over a specified highwater mark or hurdle rate over a defined performance period. For most funds, the highwater mark is calculated using the greatest value of a partner’s capital account as of the end of any performance period, adjusted for contributions and withdrawals. Incentive fees are recognized as revenue at the end of the specified performance period. The performance period used to determine the incentive fee is quarterly for the five hedge funds and annually for the two funds of hedge funds managed by JMPAM. The incentive fees are not subject to any contingent repayments to investors or any other clawback arrangements.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities or remaining maturities upon purchase of three months or less to be cash equivalents.

Restricted Cash and Deposits

Restricted cash consists of proceeds from short sales on deposit with brokers that cannot be removed unless the securities are delivered. Deposits consist of cash on deposit for operating leases as well as cash on deposit with JMP Securities’ clearing broker.

Receivable from Clearing Broker

The Company clears customer transactions through another broker-dealer on a fully disclosed basis. At March 31, 2007 and December 31, 2006, the receivable from clearing broker consisted solely of commissions related to securities transactions.

Investment Banking Fees Receivable

Investment banking fees receivable include receivables relating to the Company’s investment banking or advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis.

Securities and Other Investments

Marketable securities owned and securities sold, but not yet purchased, consist of equity securities. These securities are carried at market value, which is based on quoted market prices, with unrealized gains and losses included in revenues as principal transactions. Such amounts are determined on a trade date basis.

Also included in marketable securities owned are warrants on public common stock that are received as a result of investment banking transactions and are valued at estimated fair value as determined by management. Warrants owned are valued at the date of issuance and marked-to-market as unrealized gains and losses until realized. Estimated fair value is determined using the Black-Scholes Option Valuation methodology adjusted for active market and other considerations on a case by case basis. Gains and losses on these investments are included in revenues as principal transactions. Because of the inherent uncertainty of valuations of warrants, estimated fair values may differ significantly from the value that would have been used had a ready market for the investments existed, and these differences could be material.

Other investments consist principally of investments in private investment funds managed by the Company or its affiliates as well as cash paid for a subscription in a private investment fund. Such investments held by non-broker-dealer entities are accounted for under the equity method based on the Company’s share of the earnings (or losses) of the investee. The financial position and operating results of the private investment funds are generally determined on an estimated fair value basis under the AICPA Audit and Accounting Guide: Investment Companies. Generally, securities are valued (i) at their last published sale price if they are listed on an established exchange or (ii) if last sales prices are not published, at the highest closing “bid” price (for securities held “long”) and the lowest closing “asked” price (for “short” positions) as recorded by the composite tape system or such principal exchange, as the case may be. Where the general partner determines that market prices or quotations do not fairly represent the value of a security in the investment fund’s portfolio (for example, if a security is a restricted security of a class that is publicly traded) the general partner may assign a different value. The general partner will determine the estimated fair value of any assets that are not publicly traded.

Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments are recorded at fair value or contractual amounts that approximate fair value. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidating sale. Securities owned, other investments and securities sold, not yet purchased, are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the accompanying consolidated statements of income.

Management believes that the net fair value of the receivable from clearing broker, investment banking fees receivable, and accrued compensation recognized on the Consolidated Statements of Financial Condition approximate their carrying value, because such instruments are short-term in nature, bear interest at current market rates, or are subject to frequent repricing. The fair value of the Redeemable Class A member interests recognized on the Consolidated Statements of Financial Condition is based on the amounts that the Company expects to be required to pay to an employee member upon resignation to redeem its Redeemable Class A member interests and is equal to the capital account of such employee member as maintained by the Company.

Fair value of the Company’s financial instruments is generally obtained from quoted market prices, broker or dealer price quotations, or alternative pricing methodologies that the Company believes offer reasonable levels of price transparency. To the extent certain financial instruments trade infrequently or are non-marketable securities and, therefore, do not have readily determinable fair values, the Company estimates the fair value of these instruments using various pricing models and the information available to the Company that it deems most relevant. Among the factors considered by the Company in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, the Black-Scholes Option Valuation methodology adjusted for active market and other considerations on a case by case basis and other factors generally pertinent to the valuation of financial instruments.

Fixed Assets

Fixed assets represent furniture and fixtures, computer and office equipment and leasehold improvements, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line basis over the estimated useful lives of the respective assets, ranging from three to five years.

Leasehold improvements are capitalized and amortized over the shorter of the respective lease terms or the estimated useful lives of the improvements.

The Company capitalizes certain costs of computer software developed or obtained for internal use and amortizes the amount over the estimated useful life of the software, generally not exceeding three years.

Income Taxes

As a limited liability company that is treated as a partnership for federal and state income tax purposes, the Company is not subject to federal and state income taxes, and accordingly, it does not provide for the federal and state income taxes in the financial statements. The Company is liable for state and local unincorporated business tax or franchise tax.

Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment, using the modified prospective method. Under that method of adoption, the provisions of SFAS 123R are generally only applied to share-based awards granted subsequent to adoption. Prior to January 1, 2006, the Company accounted for stock-based compensation under SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R requires measurement of compensation cost for equity classified stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. Such grants are recognized as expenses over the service period, net of estimated forfeitures.

Stock-based compensation includes stock options granted under the Company’s 2004 Equity Incentive Plan as well as changes in Redeemable Class A member interests, which are membership interests issued to the Company’s employee members and recorded as a liability. The Company uses the Black-Scholes option-pricing model to calculate the fair value of the options, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s options. These models also require subjective assumptions including future stock price volatility, dividend yield and expected time to exercise, which greatly affects the calculated values.

Reclassification

Certain balances from prior years have been reclassified in order to conform to the current year presentation, without impact on the Company’s financial position, income or cash flows.

3. Recent Accounting Pronouncements

SFAS No. 157, Fair Value Measurements (“SFAS 157”). In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, which will become effective for the Company on January 1, 2008. This standard establishes a consistent framework for measuring fair value in accordance with GAAP, and expands disclosures with respect to fair value measurements. The Company is assessing SFAS 157 to determine the financial impact, if any, on the Company’s consolidated financial statements.

Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). In June 2006, the FASB issued FIN 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007, and the Company determined that there was no material impact on the consolidated financial statements.

SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”). In February 2007, the FASB issued SFAS 159, which provides companies with an option to report selected financial assets and liabilities at fair value. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. In addition, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating SFAS 159 and has not yet determined the financial assets and liabilities, if any, for which the fair value option would be elected or the potential impact on the results of operations or financial condition if such election were made.

4. Securities and Other Investments

Marketable securities consist primarily of U.S. listed and over-the-counter equities, which are carried at market value. At March 31, 2007 and December 31, 2006, the cost basis of these securities were $12,481,226 and $11,592,593, respectively.

Securities sold, but not yet purchased, represent obligations of the Company to deliver a specific security at a contracted price and thereby create a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions involve, to varying degrees, elements of market risk, as the Company’s ultimate obligation to satisfy the sale of securities sold, but not yet purchased, may exceed the amount recognized in the consolidated statements of financial condition. At March 31, 2007 and December 31, 2006, proceeds from securities sold, but not yet purchased were $8,041,164 and $7,193,997, respectively.

Included in other investments are investments in partnerships in which one of the Company’s subsidiaries is the investment manager and general partner and an investment in a fund managed by a third party. The Company accounts for these investments using the equity method as described in Note 2. The Company’s proportionate share of those investments was $13,495,149 and $12,498,743 at March 31, 2007 and December 31, 2006, respectively. Substantially all of the investments of both HTP and HCP consist of long and short positions in publicly traded U.S. equity securities. Other investments also include warrants which were carried at fair value of $537,654 and $491,725 at March 31, 2007 and December 31, 2006, respectively. The Company recognized unrealized gains of $25,518 and $191,034 for these warrants for the three months ended March 31, 2007 and 2006, respectively.

The following table presents certain information with respect to those investment funds managed by JMPAM as of March 31, 2007:

		For Three Months Ended March 31, 2007
	Company’s Share of Net Asset Value	Company’s Share of Change in Fair Value	JMPAM Management Fee	JMPAM Incentive Fee
Hedge Funds
Harvest Opportunity Partners II	$6,065,980	$1,480	$309,140	$—
Harvest Value Income Plus	2,217,852	(29,148)	40,814	—
Harvest Small Cap Partners	4,332,714	331,913	57,272	226,956
Harvest Consumer Partners*	916,495	22,708	4,937	4,501
Harvest Technology Partners*	594,299	39,049	3,199	8,835
Funds of Funds
JMP Masters Fund	611,340	16,901	188,312	20,223
JMP Emerging Masters Fund	N/A	N/A	22,556	2,012
REIT
JMP Realty Trust	2,016,984	(21,931)	14,997	—

*	HTP and HCP are consolidated and not included in Other Investments.

As of March 31, 2007, the contractual base management fees earned from each of these investment funds ranged between 1% and 2% of assets under management. The contractual incentive fees were generally 20%, subject to highwater marks, for the hedge funds, 5% to 10%, subject to highwater marks, for the funds of funds, and 25%, subject to a performance hurdle rate, for JMPRT.

5. Fixed Assets

At March 31, 2007 and December 31, 2006, fixed assets consisted of the following:

	March 31, 2007	December 31, 2006
Furniture and fixtures	$1,247,728	$1,247,728
Computer and office equipment	2,685,774	2,664,425
Leasehold improvements	2,268,978	2,268,978
Software	438,931	438,931

Less: accumulated depreciation	(4,351,177)	(3,994,660)

Total fixed assets, net	$2,290,234	$2,625,402

Depreciation expense for three months ended March 31, 2007 and 2006 totaled $356,517 and $420,168, respectively.

6. Note Payable

On August 3, 2006, the Company entered into a revolving note with City National Bank for up to $30 million, replacing a prior $10 million annual revolving note. Each draw bears interest at the prime rate less 1.25% annually or at LIBOR plus 1.25% annually, at the election of the Company, and the note expires on June 30, 2008. The Company paid a closing fee of $75,000 and pays an annual unused commitment fee of 0.25% payable quarterly in arrears. The Company has the option to extend the term of the revolving note by one year or convert the outstanding balance to a three-year term loan. There are no periodic principal payments required for this facility until maturity. This facility is collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and JMPAM. There was no outstanding note balance at March 31, 2007.

7. Redeemable Member Interests

Redeemable Class A Member Interests

Redeemable Class A member interests are issued to employees of the Company or its subsidiaries, and are entitled to share in the operating profits of the Company. Redeemable Class A member interests are identical in nature to Class A common interests issued to non-employee Class A common members, except that Class A common members are not subject to insider rules, as defined in the Operating Agreement. These insider rules provide, among other items, that the Company may redeem the employee member’s interest in the Company at any time, in whole or in part. In addition, the employee member may redeem his or her Redeemable Class A member interests in whole upon his or her resignation from providing services to the Company. In either such case (and excluding terminations for cause or upon events of default), the redemption price will be either of the following at the Company’s election: (i) the capital account balance of the employee member or (ii) the percent of “liquidation value” represented by such interest based on a valuation formula. Redeemable Class A member interests and Class A common interests combined represent 84.5% of the Company’s membership interests. Increases and decreases in Redeemable Class A member interests result in offsetting decreases and increases in Class A common interests. As a result, Redeemable Class A member interests represent a variable percentage of the Company’s total membership interests. Redeemable Class A member interests represented 68.3% and 74.8% of the Company’s membership interests as of March 31, 2007 and December 31, 2006, respectively.

Redeemable Class A member interests were accounted for as stock-based compensation under SFAS 123 until December 31, 2005 and SFAS 123R thereafter. Each holder of Redeemable Class A member interests is a party to the Operating Agreement which provides that an employee member may elect to redeem all, but not less than all, of their Redeemable Class A member interests without the Company’s consent in connection with such person’s resignation from the Company. Because the repurchase feature permits the employee to avoid bearing the risks and rewards normally associated with equity share ownership for a reasonable period of time and gives the Company no discretion to avoid transferring its cash or assets to the employee if the employee elects redemption, the Redeemable Class A Interests are classified as a liability. The liability amount for the Redeemable Class A member interests is measured at each balance sheet date based on the redemption amounts for the Class A member interests. The redemption amount for an employee member is the amount the Company is required to pay to an employee member upon resignation to redeem all his Redeemable Class A member interests as provided by the Operating Agreement. Management has determined that member interests would be redeemed at an amount equal to the capital account of such employee member as maintained by the Company. The pro rata share of the Company’s income allocated to Redeemable Class A member interests and any additional changes in the redemption amount of Redeemable Class A member interests are recorded as “Income allocation and accretion—Redeemable Class A member interests” in the Consolidated Statements of Income.

The following table summarizes the activity for the Redeemable Class A member interests for the three months ended March 31, 2007 and the year ended December 31, 2006:

Redeemable Class A Member Interests
Balance at December 31, 2005	$11,516,753
Contributions	4,643,527
Redemptions	(2,508,681)
Income allocation and accretion	10,663,934
Distributions	(11,401,764)

Balance at December 31, 2006	$12,913,769
Contributions	2,375,443
Redemptions	(3,319,652)
Income allocation and accretion	3,049,557
Distributions	(3,133,899)

Balance at March 31, 2007	$11,885,218

8. Employee Benefits

All salaried employees and members of the Company are eligible to participate in the JMP Group 401(k) Plan (the “Plan”) after three months of employment. Participants may contribute up to the limits set by the United States Internal Revenue Service. There were no contributions by the Company during the three months ended March 31, 2007 and the year ended December 31, 2006.

9. Members’ Equity

Capital Accounts

A capital account is maintained for each member of JMP Group LLC. The account is increased by capital contributions, allocable share of net profit and any items of income or gain, and decreased by distributions, allocable share of net loss and any items of expense or loss.

Membership Classes

The Company is authorized to issue Class A common and Class B common interests. Subject to provisions in accordance with the Operating Agreement, the Company may issue additional units of certain classes of membership and may designate additional classes and series of interests.

Class A Common Interests

Class A common interests are issued to non-employee members, some of whom converted their Series A Convertible Preferred Units into Class A common interests in April 2004, and are entitled to share in the operating profits of the Company. Class A common interests and Redeemable Class A member interests combined represent 84.5% of the Company’s membership interests. Increases and decreases in Class A common interests result in offsetting decreases and increases in Redeemable Class A member interests. As a result, Class A common interests represent a variable percentage of the Company’s total membership interests. Class A common interests represented 16.2% and 9.7% of the Company’s membership interests as of March 31, 2007 and December 31, 2006, respectively.

Class B Common Interests

On August 18, 2004, the Company issued Class B common interests in a private offering to qualified institutional buyers and accredited investors. The Class B common interests outstanding were equal to 15.5% of the total outstanding common interests of the Company at the closing of the private offering. Class B common interests are identical in nature to Class A common interests, except for (i) the anti-dilution provision, which provides that the Class B membership interests will not be reduced by additional issuances of Class A common interests or Redeemable Class A member interests, and (ii) demand registration rights giving the holders of Class B common interests an annual vote to cause a corporate conversion of the Company, which would result in registration of the converted common interests with the SEC with subsequent listing on a national exchange or the over-the-counter market. Class B common interests represented 15.5% of the Company’s membership interests as of March 31, 2007 and December 31, 2006.

10. Equity Incentive Plan

On July 18, 2006, a total of 50,000 options were granted to two employees who were not members of the Company. The options have an exercise price of $12.50 per share, an exercise period of seven years and will vest and become exercisable 25% at each of the four subsequent anniversaries of the grant date. The fair value of the employee option grants has been estimated on the date of grant using the Black-Scholes Option Valuation methodology with the following assumptions: expected life of options of 4.70 years, risk-free interest rate of 5.10%, dividend yield of 4.4% and volatility of 28.0%. The dividend estimate was based on the recurring base dividend and special dividend estimated for 2006 and deemed to be representative for future periods. The Company used the volatility of comparable public companies to estimate the volatility. The fair value of the options granted in July 2006 is $2.03 for each option or $101,500 for all options granted.

On December 19, 2006, a total of 1,370,000 options were granted to a number of employee members and non-members of the Company. The options have an exercise price of $12.50 per share, an exercise period of seven years and will vest and become exercisable 25% at each of the four subsequent anniversaries of the grant date. The exercise price was equal to the estimated fair market value of the underlying Class B common interests, which was estimated based on (i) a trade of common stock of JMP Holdings Inc. at $12.50 between two unrelated third parties in the PORTAL market in November 2006 and (ii) a valuation analysis based on earnings multiples of publicly traded peer companies. The fair value of the employee option grants has been estimated on the date of grant using the Black-Scholes Option Valuation methodology with the following assumptions: expected life of options of 4.75 years, risk-free interest rate of 4.67%, dividend yield of 4.0% and volatility of 31.2%. The dividend estimate was based on the recurring base dividend and special dividend estimated for 2006 and deemed to be representative for future periods. The Company used the volatility of comparable public companies to estimate the volatility. The fair value of the options granted in December 2006 is $3.01 for each option or $3,971,364 for all options granted, with an annual estimated forfeiture rate of 1.5%.

On January 5, 2007, a total of 50,000 options were granted to several members and non-member employees of the Company. The options have an exercise price of $12.50 per share, an exercise period of seven years and will vest and become exercisable 25% on December 19, 2007 and 25% at each of the three subsequent anniversaries of this date. The exercise price was equal to the estimated fair market value of the underlying security on grant date. Such fair value was estimated by using the Black-Scholes Option Valuation methodology with the following assumptions: expected life of options of 4.75 years, risk-free interest rate of 4.67%, expected dividend yield of 4.0% and volatility of 31.2%. The dividend estimate was based on the recurring dividend yield and deemed to be representative for future periods. The Company used the volatility of comparable public companies to estimate the volatility. The fair value of the options granted in January 5, 2007 is $3.01 per option or $144,940 for all options granted, with an annual estimated forfeiture rate of 1.5%.

On January 31, 2007, a total of 25,000 options were granted to a member employee of the Company. The options have an exercise price of $12.50 per share, an exercise period of seven years and will vest and become exercisable 25% at each of the four subsequent anniversaries of this date. The exercise price was equal to the estimated fair market value of the underlying security on grant date. Such fair value was estimated by using the Black-Scholes Option Valuation methodology with the following assumptions: expected life of options of 4.75 years, risk-free interest rate of 4.67%, expected dividend yield of 4.0% and volatility of 31.2%. The dividend estimate was based on the recurring dividend yield and deemed to be representative for future periods. The Company used the volatility of comparable public companies to estimate the volatility. The fair value of the options granted in January 31, 2007 is $3.01 per option or $72,470 for all options granted, with an annual estimated forfeiture rate of 1.5%.

In connection with these grants, the Company records compensation expense over the graded vesting period of the options using the accelerated attribution method under FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, which resulted in compensation expense of $542,402 and $20,943 for the three months ended March 31, 2007 and 2006, respectively. Additional compensation expense of $3,558,528 is expected to be recognized over a weighted average period of 3.7 years.

On March 26, 2007, the board of directors adopted the JMP Group Inc. 2007 Equity Incentive Plan, which was approved by the stockholders on April 12, 2007. JMP Group Inc. authorized the issuance of 4,000,000 shares of its common stock under this plan. This amount may be increased by any shares JMP Group Inc. purchases on the open market, or through any share repurchase or share exchange program and any shares that may be returned to the JMP Group LLC 2004 Equity Incentive Plan (“JMP Group 2004 Plan”) as a result of forfeiture, termination or expiration of awards; not to exceed a maximum aggregate number of shares of 2,960,000 shares under the JMP Group 2004 Plan.

The following table summarizes the activity under the JMP Group 2004 Plan during the three month ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007		2006
	Shares Subject to Option	Average Exercise Price	Shares Subject to Option	Average Exercise Price
Options to purchase Class B common interests
Balance outstanding at beginning of period	2,639,940	$11.44	1,242,140	$10.16
Options granted	75,000	12.50	0	0
Options exercised	0	0	0	0
Options forfeited	(161,000)	10.78	0	0
Options expired	0	0	0	0
Balance outstanding at end of period	2,553,940	$11.51	1,242,140	$10.16
Options exercisable at period end	336,934	$10.74	50,000	$15.00
Weighted average fair value of options granted during the period	$3.01	$12.50	$0	$0

The following table summarizes information about options outstanding to purchase Class B common interests at March 31, 2007:

Options Outstanding					Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.00 - $15.00	2,553,940	7.5	$11.51	$2,647,350	336,934	7.8	$10.74	$717,335

	2,553,940	7.5	$11.51	$2,647,350	336,934	7.8	$10.74	$717,335

11. Net Income per Unit Attributable to Class A and Class B Common Interests

The Company calculates net income per unit attributable to Class A and Class B common interests in accordance with SFAS 128, Earnings per Share. Basic net income per unit is calculated by dividing net income attributable to Class A and Class B common interests by the weighted average number of units of Class A and Class B common interests outstanding for the reporting period. Diluted net income per unit is computed similarly, except that it reflects the potential dilutive impact that would occur if dilutive securities were exercised or converted into membership interests. To determine an average market price for applying the treasury stock method, the Company estimated the fair market value of the Company’s Class B common interests based on trades of Class B common interests between third parties and earnings multiples for publicly traded comparables.

In August 2004, the Company issued 2,300,000 units of Class B common interests in a private offering, which represented 15.5% of the Company’s membership interests. Because there is a direct relationship between the number of Class B common interests outstanding and the ownership percentage in our equity, we were able to determine the number of units associated with the Class A common interests outstanding. As a result, the Company was able to determine net income per unit, based on an implied number of Class A common interests and an existing number of Class B common interests outstanding. Pursuant to SFAS 128, Earnings per Share, paragraph 133 and SEC Staff Accounting Bulletin Topic 4-C, the Company has reflected this capital structure for purposes of determining net income per unit in all periods presented.

As described in Note 7, the Redeemable Class A member interests are classified as liability due to the employee redemption rights, which represents a mandatory redemption feature. Therefore, Redeemable Class A member interests are excluded from computations of net income per unit and any amounts attributed to holders of Redeemable Class A member interests have been deducted to derive net income attributable to common interests.

The computations for basic and diluted net income per unit for the three months ended March 31, 2007 and 2006 are set forth below:

	Three Months Ended March 31,
	2007		2006
	Class A Common	Class B Common	Class A Common	Class B Common
Numerator for basic net income per unit attributable to Class A and Class B common interests	$419,816	$405,465	$158,063	$254,076
Denominator for basic net income per unit—weighted average number of Class A and Class B common units outstanding	2,381,410	2,300,000	1,430,846	2,300,000
Effect of potential dilutive securities:
Options to purchase Class B common interests	59,113	57,093	0	0
Denominator for dilutive net income per unit—weighted average number of Class A and Class B common units outstanding and impact of potential dilutive securities	2,440,524	2,357,093	1,430,846	2,300,000
Net income per unit attributable to Class A and Class B common interests
Basic	$0.18	$0.18	$0.11	$0.11
Diluted	$0.17	$0.17	$0.11	$0.11

For the three months ended March 31, 2007, the options to purchase Class B common interests had a dilutive effect on the net income per unit for both Class A common interests and Class B common interests because the additional Class B common interests underlying the options reduces the net income attributable to both classes of outstanding common interests on a pro rata basis. The total dilutive impact of 116,206 additional shares was therefore allocated based on the relative membership percentage represented by Class A common interests and Class B common interests and resulted in allocation of 59,113 diluted shares to Class A common interests and 57,093 diluted shares to Class B common interests. For the three months ended March 31, 2006, the options to purchase Class B common interests had no dilutive effect on the net income per unit because they were non-dilutive for the period.

12. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts and New York under various operating leases. Rental expense for the three months ended March 31, 2007 and 2006 was $466,391 and $466,776, respectively. The California and New York leases included a period of free rent at the start of the lease for seven months and three months, respectively. Rent expense is recognized over the entire lease uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

April 1, 2007 through December 31, 2007	$1,436,038
2008	1,962,938
2009	2,250,368
2010	2,250,368
2011	1,629,198

$9,528,910

In connection with its underwriting activities, JMP Securities enters into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. At March 31, 2007, JMP Securities had no open underwriting commitments.

The securities owned and the restricted cash as well as the cash held by the clearing broker, may be used to maintain margin requirements. At March 31, 2007 and December 31, 2006, the Company had $255,336 of cash on deposit with JMP Securities’ clearing broker. Furthermore, the securities owned may be hypothecated or borrowed by the clearing broker.

The Company has committed $10,260,000 in capital to JMPRT, of which, as of March 31, 2007, a total of $2,052,000 had been drawn. The Company has an additional capital commitment of $245,965 related to its investment in a private investment fund.

13. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $21,581,004 and $33,936,970, which were $21,050,504 and $33,420,970 in excess of the required net capital of $530,500 and $516,000 at March 31, 2007 and December 31, 2006, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.12 to 1 and 0.10 to 1 at March 31, 2007 and December 31, 2006, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 of the Securities and Exchange Commission.

14. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for partnerships and offshore investment companies in which it also owns an investment. Base management fees from these activities were $641,227 and $826,830 for three months ended March 31, 2007 and 2006, respectively. Also, incentive fees of $262,525 and $0 were earned by JMPAM from these partnerships and offshore investment companies for three the months ended March 31, 2007 and 2006, respectively.

On August 18, 2004, the Company entered into a Services Agreement with JMP Holdings Inc. whereby the Company will provide JMP Holdings Inc. with various corporate support services, which include certain tax, accounting, legal and administrative functions, and bear certain expenses, which include professional fees, director’s fees, corporate franchise tax and certain filing fees. As of March 31, 2007, JMP Holdings Inc. owned a 6.84% membership interest in the Company. As of March 31, 2007 and December 31, 2006, respectively, the Company had made non-interest bearing advances of $659,552 and $708,053 to JMP Holdings, Inc. to pay income taxes and other expenses.

15. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at March 31, 2007 had settled with no resulting liability to the Company. During the year ended December 31, 2006, the Company did not have a loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of March 31, 2007.

The Company is engaged in various investment banking and brokerage activities whose counterparties primarily include broker-dealers, banks and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty with which it conducts business.

16. Litigation

Due to the nature of its business, the Company is subject to various threatened or filed legal actions. For example, because we act as an underwriter or a financial advisor in the ordinary course of our business, we have in the past been, currently are and may in the future be subjected to class action claims that seek substantial damages.

In addition, defending employment claims against us could require the expenditure of substantial resources. Such litigation is inherently uncertain and the ultimate resolution of such litigation could be determined by factors outside of our control. Management, after consultation with legal counsel, believes that the currently known actions or threats will not result in any material adverse effect on the Company’s financial condition, results of operations or cash flows.

17. Financial Instruments with Off-balance Sheet Risk, Credit Risk or Market Risk

The majority of the Company’s transactions, and consequently the concentration of its credit exposure, is with its clearing broker. The clearing broker is also the primary source of short-term financing for the Company, which is collateralized by cash and securities owned by the Company and held by the clearing broker. The Company’s securities owned may be pledged by the clearing broker. In addition, as of March 31, 2007 and December 31, 2006, the Company held cash at the clearing broker and the prime broker in the amount of $41,924,781 and $50,372,618, respectively. The amount receivable from the clearing broker represents amounts receivable in connection with the trading of proprietary positions.

In addition to the clearing broker, the Company is exposed to credit risk from other brokers, dealers and other financial institutions with which it transacts business. In the event counterparties do not fulfill their obligations, the Company may be exposed to credit risk.

The Company’s trading activities include providing securities brokerage services to institutional clients. To facilitate these customer transactions, the Company purchases proprietary securities positions (“long positions”) in equity securities. The Company also enters into transactions to sell securities not yet purchased (“short positions”), which are recorded as liabilities on the statement of financial condition. The Company is exposed to market risk on these long and short securities positions as a result of decreases in market value of long positions and increases in market value of short positions. Short positions create a liability to purchase the security in the market at prevailing prices. Such transactions result in off-balance sheet market risk as the Company’s ultimate obligation to satisfy the sale of securities sold, not yet purchased may exceed the amount recorded in the statement of financial condition. To mitigate the risk of losses, these securities positions are marked to market daily and are monitored by management to assure compliance with limits established by the Company.

18. Business Segments

The Company’s business results are categorized into the following two segments: Broker-Dealer and Asset Management. The Broker-Dealer segment includes a broad range of services, such as underwriting and acting as a placement agent for public and private capital raising transactions and financial advisory services in M&A, restructuring and other strategic transactions. The Broker-Dealer segment also includes institutional brokerage services and equity research services to our institutional investor clients. The Asset Management segment includes the management of a broad range of pooled investment vehicles, including the Company’s hedge funds and funds of funds as well as the Company’s principal investments in public and private securities.

The accounting policies of the segments are consistent with those described in the Significant Accounting Policies in Note 2.

Revenue generating activities between segments are eliminated from the segment results for reporting purposes. These activities include fees paid by the Broker-Dealer segment to the Asset Management segment for the management of its investment portfolio.

The Company’s segment information for the three months ended March 31, 2007 and 2006 is prepared using the following methodology:

•	Revenues and expenses directly associated with each segment are included in determining income.

•	Revenues and expenses not directly associated with a specific segment are allocated based on the most relevant measures applicable, including headcount, revenues and other factors.

•

Each segment’s operating expenses include: a) compensation and benefits expenses that are incurred directly in support of the segments and b) other operating expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services.

•

Corporate operating expenses include income allocation and accretion—Redeemable Class A member interests and interest expense payable on Redeemable Class A member interests. These expenses are not allocated to the segments, because Redeemable Class A member interests are capital to the Company as a whole and the income allocation is based on the Company’s consolidated results.

The Company evaluates segment results based on revenue and segment income.

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

		Three Months Ended March 31,
		2007	2006
		(in thousands)
Broker-Dealer	Revenues	$20,418	$17,655
	Operating expenses	16,323	15,309

	Segment income	$4,095	$2,346

	Segment assets	$62,041	$52,385

Asset Management	Revenues	$1,496	$1,119
	Operating expenses	1,297	883

	Segment income	$199	$236

	Segment assets	$26,388	$14,393

Corporate	Operating expenses	$3,469	$2,170

Consolidated Entity	Revenues	$21,914	$18,774
	Operating expenses	21,089	18,362

	Net income	$825	$412

	Total assets	$88,429	$66,778

19. Subsequent Events

Corporate Reorganization and Initial Public Offering

On May 16, 2007, JMP Group Inc. completed an initial public offering of its common stock on the New York Stock Exchange under the ticker symbol “JMP.” The Company issued 7,199,864 shares of common stock (including the exercise of the underwriters’ over-allotment option) and received net proceeds of approximately $71.2 million and selling shareholders sold 1,999,098 shares of common stock. In connection with the closing of the initial public offering of JMP Group Inc., a corporate reorganization was carried out in order to cause JMP Group Inc. to succeed to the business of JMP Group LLC. In connection with the corporate reorganization, the members of JMP Group LLC received shares of common stock of JMP Group Inc. in exchange for their membership interests in JMP Group LLC. The corporate reorganization is described in greater detail in the Company’s Registration Statement on Form S-1 (Commission file number 333-140689) filed with the Securities and Exchange Commission.

Member Distributions

In connection with its reorganization in May 2007, the Company made distributions to its members, in the amount of $17.5 million. The Company borrowed $14.5 million on May 11, 2007 on its revolving note with City National Bank to cover a portion of the distributions, which was repaid on May 16, 2007 with the proceeds from the initial public offering.

Accounting Impact of Exchange of Redeemable Class A Member Interests

In connection with the corporate reorganization, the Redeemable Class A member interests were exchanged into shares of the Company’s common stock and classified as equity. Because the Redeemable Class A member interests are accounted as liability under SFAS 123R prior to the reorganization, the Company will account for the exchange in its consolidated financial statements for the period ended June 30, 2007, as follows:

(i) The Company will record additional equity equal to $111.2 million for the 10.1 million shares of common stock exchanged for the Redeemable Class A member interests based on the initial public offering price of $11.00 per share; and

(ii) The Company will record a one-time non-cash expense as a component of “Income allocation and accretion – Redeemable Class A member interests” equal to approximately $99.3 million, which represents the difference between (a) the equity amount of $111.2 million recorded for the shares of common stock issued in exchange for the Redeemable Class A member interests and (b) the carrying amount prior to the reorganization of the Redeemable Class A member interest, which was $11.9 million as of March 31, 2007.

As a result of these two accounting entries, the Company will record additional equity in its consolidated statement of financial condition as of June 30, 2007, in an amount equal to the carrying amount of the Redeemable Class A member interest prior to the reorganization.

Restricted Stock Units Grant

In connection with the initial public offering, the Company granted an aggregate of 1,931,060 restricted stock units to its employees and independent directors. Each restricted stock unit represents the holder’s right to receive one share of JMP Group Inc.’s common stock. These units will vest on the anniversary of the grant date as follows: 0% after year 1, 25% after year 2, 35% after year 3, and 40% after year 4. Total compensation cost of $17.2 million will be recognized during the four-year vesting period.

Stock Options Vesting in the Initial Public Offering

In connection with the initial public offering, the vesting of 1,335,000 options that the Company granted in December 2006 and January 2007 accelerated and JMP Group Inc. will recognize $3.1 million in compensation expense related to the accelerated vesting.

Director and Officer Indemnification

In May 2007, the Company entered into agreements that provide indemnification to its directors, officers and other persons requested or authorized by the board of directors to take actions on behalf of the Company for all losses, damages, costs and expenses incurred by the indemnified person arising out of such person’s service in such capacity, subject to the limitations imposed by Delaware law. This agreement is in addition to the Company’s indemnification obligations under our bylaws.

Tax Indemnification Agreement and Related Matters

In connection with the initial public offering, the Company entered into a tax indemnification agreement to indemnify the members of JMP Group LLC against certain increases in taxes that relate to activities of JMP Group LLC and its affiliates prior to the offering. The Company does not intend to agree to indemnify any member for any tax matters identified by the Company which would require the recording of a loss contingency upon the completion of the offering. The tax indemnification agreement includes provisions that permit the Company to control any tax proceeding or contest which might result in being required to make a payment under the tax indemnification agreement.

Additional Public Company Costs

As a public company, the Company anticipates incurring additional and increased expenses that it has not historically had to incur, such as NYSE annual listing fees, annual franchise taxes associated with being incorporated in Delaware, insurance and professional fees.

20. Pro Forma Information (Unaudited)

Pro Forma Liabilities and Members’ Equity

The unaudited pro forma liabilities and members’ equity information as of March 31, 2007 presented on the face of the Company’s Consolidated Statement of Financial Condition, has been presented, in accordance with Staff Accounting Bulletin Topic 1:B.3, to reflect the planned distributions to members contemplated in connection with the Company’s initial public offering (see Note 19). The distributions comprise (i) $10,000,000 for earnings previously allocated to members for periods prior to 2006, and (ii) $4,400,000 for estimated income tax obligations of members attributable to performance bonus accruals. These distributions are not reflected on the historical balance sheet as of March 31, 2007, but would be significant relative to reported members’ equity.

Pro Forma Consolidated Statement of Income – C-Corp after Reorganization

The unaudited pro forma financial information for the three months ended March 31, 2007 presented on the face of the Company’s Consolidated Statements of Income is based upon the Company’s historical consolidated financial statements, as adjusted to reflect the reorganization transactions contemplated in connection with its initial public offering (see Note 19); in particular, the exchange of Redeemable Class A member interests and Class A and Class B common interests into common stock of JMP Group Inc., as though they had occurred on January 1, 2007.

The unaudited pro forma Consolidated Statement of Income information includes the add-back of the income allocation and accretion expense related to Redeemable Class A member interests which would not have been recorded if the Redeemable Class A member interests were converted into common stock in connection with the corporate reorganization. It also includes the add-back of interest expense related to Redeemable Class A member interests because, as a corporation, the Company will not pay any interest on employee members’ capital. Prior to the corporate reorganization the Company was a limited liability company and not subject to income taxes. The unaudited pro forma Consolidated Statement of Income information therefore also includes adjustments for income tax expense as if the Company had been a corporation at an assumed combined federal, state and local income tax rate of 42%. The pro forma number of common shares outstanding is based on the assumed exchange of Redeemable Class A member interests and Class A and Class B common interests into common stock of the Company in accordance with the Operating Agreement. The 2,300,000 basic units of Class B common interests outstanding for the three months ended March 31, 2007 represent 15.5% of the

Company’s ownership and exchanged into common shares at an exchange ratio of one-for-one. Class A common interests and Redeemable Class A member interests are assumed to be exchanged into common by applying the same one-for-one exchange ratio to the respective ownership percentages represented by such interests.

The pro forma as adjusted number of common shares outstanding includes 1,531,497 additional shares that represent, in accordance with Staff Accounting Bulletin Topic 1:B.3, the number of shares sold in the Company’s initial public offering, the proceeds of which are assumed for the purpose of this calculation to have been used to pay the amount of the distributions in 2007 that are in excess of net income for the three months ended March 31, 2007, based on the initial public offering price of $11.00 per share.

	For the Three Months Ended March 31, 2007
(in thousands, except share and per share data)	Historical	Pro Forma Adjustments For the Reorganization		Pro Forma, as Adjusted For the Reorganization		Pro Forma Adjustments For RSU Grants	Pro Forma, as Adjusted Total
Total revenues	$21,913,617	$0		$21,913,617		$0	$21,913,617

Expenses
Compensation and benefits	12,830,903			12,830,903		1,462,153 (7)	14,293,055
Income allocation and accretion - Redeemable Class A member interests	3,049,535	(3,049,535	)(1)	—		—	—
Administration	1,000,298			1,000,298		—	1,000,298
Brokerage, clearing and exchange fees	1,138,647			1,138,647		—	1,138,647
Interest and dividend expense	504,178	(419,061	)(2)	85,117		—	85,117
Other expenses	2,429,297			2,429,298		—	2,429,298

Total expenses	20,952,858	(3,468,596)		17,484,263		1,462,153	18,946,415

Minority Interest	135,478	—		135,478		—	135,478

Income before taxes	825,281	3,468,596		4,293,876		(1,462,153)	2,831,724
Provision for income taxes	—	(1,803,428	)(3)	(1,803,428)		614,104	(1,189,324)

Net income	$825,281	$1,665,168		$2,490,448		$(848,049)	$1,642,400

Net income per unit-Class A common interests
Basic	$0.18
Diluted	$0.17

Weighted average units outstanding-Class A common interests
Basic	2,381,410
Diluted	2,440,524

Net income per unit-Class B common interests
Basic	$0.18
Diluted	$0.17

Weighted average units outstanding-Class B common interests
Basic	2,300,000
Diluted	2,357,093

Net income per share of common stock
Basic - pro forma				$0.17			$0.11
Diluted - pro forma				$0.17			$0.11

Weighted average shares of common stock outstanding
Basic - pro forma				14,800,035	(4)		14,800,035
Diluted - pro forma				14,916,241	(5)		15,135,491	(5)(8)

Net income per share of common stock
Basic - pro forma as adjusted				$0.15			$0.10
Diluted - pro forma as adjusted				$0.15			$0.10

Weighted average shares of common stock outstanding
Basic - pro forma as adjusted				16,331,532	(6)		16,331,532	(6)
Diluted - pro forma as adjusted				16,447,738	(6)		16,666,988	(6)(8)

(1)	As a limited liability company, income and paid profit distributions are allocated based on the pro rata ownership percentage to the holders of the Redeemable Class A member interests. As a corporation, the Redeemable Class A member interests will be exchanged into shares of the Company’s common stock and classified as equity. Therefore income allocation and accretion expense will not be recorded as an expense. In addition, the Company will no longer pay pro rata profit distributions to the holders of its membership interests, but instead will pay dividends, if any, to all its shareholders.
(2)	As a limited liability company, interest payments based on contributed capital was made to the holders of the Redeemable Class A member interests. As a corporation, the Redeemable Class A member interests will be exchanged into shares of the Company’s common stock and the Company will no longer make interest payments to the holders of the Redeemable Class A member interests.

(3)	As a limited liability company, the Company was not subject to income taxes. An adjustment has been made to include assumed income taxes at an effective tax rate of 42%, reflecting assumed federal, state and local income taxes.
(4)	Reflects an adjustment for the issuance of shares of the Company’s common stock to its members in exchange for their respective interests in JMP Group LLC in the corporate reorganization prior to the initial public offering. It does not reflect the planned grant of restricted stock units to a broad group of the Company’s employees in connection with the offering, with respect to which up to an aggregate of 1,931,060 shares of the Company’s common stock will be deliverable.
(5)	Diluted shares of common stock includes the dilutive impact of 2,553,940 options to acquire Class B common interests converted at a one-for-one ratio for options to acquire shares of the Company’s common stock by application of the Treasury Stock method in accordance with SFAS 128, Earnings per Share.
(6)	The pro forma as adjusted number of common shares outstanding includes 1,531,497 additional shares that represent, in accordance with Staff Accounting Bulletin Topic 1:B.3, the number of shares sold in the Company’s initial public offering, the proceeds of which are assumed for the purpose of this calculation to have been used to pay the amount of the distributions in 2007 that are in excess of net income for the three months ended March 31, 2007, based on the initial offering price of $11.00 per share.

The distributions scheduled after March 31, 2007 in excess of net income for the three months ended March 31, 2007 are comprised of the following components:

($ in thousands)
Distribution of earnings allocated to members in periods prior to 2006	$10,000
Distributions for estimated tax obligations	4,400
Profit distributions to Redeemable Class A member interests paid in the first quarter of 2007	3,134

Capital distributions to the date of the offering	$17,534
Net income for the three months ended March 31, 2007	687

Distributions in excess of net income	$16,847

(7)	Reflects the compensation expense related to 1,931,060 restricted stock units granted in connection with the initial public offering and recognized in accordance with FAS 123R. The compensation expense equals the amount expected to be recognized during the first three months after the grant date, assuming that the restricted stock units were granted on January 1, 2007.
(8)	Diluted shares of common stock includes the dilutive impact of 1,931,060 restricted stock units granted in connection with this offering by application of the Treasury Stock method in accordance with SFAS 128, Earnings per Share, based on the grant date price of $11.00 per share.

JMP HOLDINGS INC.

Statements of Financial Condition

March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Cash and cash equivalents	$73,334	$71,347
Receivables and prepaids	14,024	64,655
Investment in JMP Group LLC (Note 4)	15,386,218	15,207,095
Deferred tax asset	242,933	242,933

Total assets	$15,716,509	$15,586,030

Liabilities and Stockholders’ Equity
Liabilities
Other liabilities	$21,748	$21,077
Accrued income taxes	124,138	46,889
Due to JMP Group LLC	659,552	708,053

Total liabilities	805,438	776,019

Stockholders’ equity
Common stock, $0.001 par value, 1,500,000 shares authorized and 1,012,999 shares issued and outstanding	1,013	1,013
Additional paid in capital	14,227,555	14,227,555
Retained earnings	682,503	581,443

Total stockholders’ equity	14,911,071	14,810,011

Total liabilities and stockholders’ equity	$15,716,509	$15,586,030

See accompanying notes to consolidated financial statements.

JMP HOLDINGS INC.

Statements of Income

Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Revenues
Equity in earnings of JMP Group LLC	$314,395	$155,067

Total revenues	314,395	155,067

Expenses
Administration	5,375	6,079
Professional fees	7,075	3,500
Expenses reimbursed by JMP Group LLC (Note 3)	(11,598)	(8,923)

Total expenses	852	656

Net income before provision for income taxes	313,543	154,411
Income tax provision	128,396	67,367

Net income	$185,147	$87,044

Net income per common share, basic and diluted	$0.18	$0.09
Shares used in computing basic and diluted net income per common share	1,012,999	1,012,999

See accompanying notes to consolidated financial statements.

JMP HOLDINGS INC.

Statements of Cash Flows

Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$185,147	$87,044
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of JMP Group LLC	(314,395)	(155,067)
Net expenses paid by JMP Group LLC	205	4,682
Distributions received from JMP Group LLC	135,067	381,189
Net change in assets and liabilities
(Decrease) / increase in accrued income taxes	77,249	(327,550)
(Decrease) / increase in receivables and prepaids	50,631	(161,047)
Decrease / (increase) in other liabilities and due to affiliates	(47,830)	361,743

Net cash provided by operating activities	86,074	190,994

Cash flows from investing activities
Net cash (used in) provided by investing activities	—	—

Cash flows from financing activities
Dividends paid to shareholders	(84,087)	(228,713)

Net cash used in financing activities	(84,087)	(228,713)

Net increase / (decrease) in cash and cash equivalents	1,987	(37,719)
Cash and cash equivalents, beginning of period	71,347	37,720

Cash and cash equivalents, end of period	$73,334	$1

Supplemental disclosures of cash flow information
Cash paid during the period for taxes	$16,928	$544,500

Noncash financing activities
Issuance of common stock	$—	$1,922,228

Noncash investing activities
Investment in JMP Group LLC	$—	$(1,922,228)

See accompanying notes to consolidated financial statements.

JMP HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

1. Organization and Description of Business

JMP Holdings Inc. (“JMP Holdings”) is a Delaware corporation established to enable investors to invest through a corporate entity in the Class B Common Interests of JMP Group LLC issued in a private offering in August 2004. JMP Holdings commenced its operations on August 12, 2004. JMP Holdings’ only significant asset is an investment in JMP Group LLC, comprised of the member interests of JMP Group LLC purchased with the net proceeds from the JMP Holdings’ common stock offering in August 2004. As of March 31, 2007, JMP Holdings owned 6.84% of the member interests of JMP Group LLC.

In connection with the closing of JMP Group Inc.’s initial public offering on May 16, 2007, JMP Group Inc. succeeded to the business of JMP Group LLC and its members became stockholders of JMP Group Inc. pursuant to an exchange of all of the outstanding membership interests of JMP Group LLC for shares of common stock of JMP Holdings. In addition, outstanding options to purchase Class B common interests of JMP Group LLC were converted into options to purchase shares of common stock of JMP Holdings with the same terms and conditions as under the pre-existing options agreements. JMP Holdings also changed its name to JMP Group Inc. As a result of the exchange, JMP Group LLC became JMP Group Inc.’s wholly-owned subsidiary.

2. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements and related notes are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Article 10 of Regulation S–X. These financial statements should be read in conjunction with JMP Holding’s financial statements and notes thereto for the year ended December 31, 2006 included in its Registration Statement on Form S-1 filed with the SEC (File No. 333-140689). These financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Cash Equivalents

JMP Holdings considers all highly liquid investments with original maturities, or remaining maturities upon purchase, of three months or less to be cash equivalents.

Revenue Recognition

Equity income consists of allocated membership income from JMP Group LLC and is recognized under the equity method of accounting pursuant to EITF Topic No. D-46.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax bases of our assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not the portion or all of the deferred tax assets will not be realized.

3. Related Party Transactions

On August 18, 2004, JMP Holdings entered into a Services Agreement with JMP Group LLC whereby JMP Group LLC will provide JMP Holdings with various corporate support services, which include certain tax, accounting, legal and administrative functions. In addition, JMP Group LLC bears certain expenses, which include professional fees, director’s fees, corporate franchise tax and certain filing fees. The amounts are reflected as expenses reimbursed by JMP Group LLC on the income statements. As of March 31, 2007 and December 31, 2006, respectively, $659,552 and $708,053 were due to JMP Group LLC, which represent amounts advanced to JMP Holdings to pay income taxes and other expenses.

On January 1, 2006, an investor in JMP Group LLC exchanged 133,333 units of Class B common interest in JMP Group LLC for 133,333 shares in JMP Holdings. The transaction increased the Company’s ownership percentage in JMP Group LLC and was recorded in Stockholders’ Equity. The value of the additional shares issued by JMP Holdings was based on the investor’s capital account value in JMP Group LLC at January 1, 2006.

4. Investment in JMP Group LLC

The table below presents summary financial information of JMP Group LLC as of March 31, 2007 and December 31, 2006 and for the quarters ended March 31, 2007 and 2006. At March 31, 2007 and March 31, 2006 the percentage of JMP Group LLC owned by JMP Holdings was 6.84%, respectively.

	March 31, 2007	December 31, 2006
Total assets	$88,428,925	$103,699,003
Redeemable Class A member interests	11,885,218	12,913,769
Total liabilities	34,439,428	51,207,732
Minority interest	6,095,733	5,739,459
Total members’ equity	47,893,764	46,751,812
Net income	825,281	412,139

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read together with the unaudited consolidated financial statements and the related notes included elsewhere in this report. For additional context in which to understand our financial condition and results of operations, refer to the MD&A for the fiscal year ended December 31, 2006 contained in our Registration Statement on Form S-1 (Commission File No. 333-140689).

Cautionary Statement Regarding Forward Looking Statements

This MD&A and other sections of this report contain forward looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events that we believe to be reasonable. There are or may be important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed under the caption “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-140689). We are under no duty to update any of these forward-looking statements after the date of filing of this report to conform such forward-looking statements to actual results or revised expectations.

Overview

We are a full-service investment banking and asset management firm headquartered in San Francisco. We have a diversified business model with a focus on small and middle-market companies and provide:

•	investment banking, including corporate finance, mergers and acquisitions and other strategic advisory services, to corporate clients;

•	sales and trading, and related brokerage services to institutional investors;

•	proprietary equity research in our six target industries; and

•	asset management products and services to institutional investors, high net-worth individuals and for our own account.

Components of Revenues

We derive revenues primarily from fees earned from our investment banking business, net commissions on our trading activities in our sales and trading business, and asset management fees in our asset management business. We also generate revenues from principal transactions, interest, dividends, and other income.

Investment Banking

We earn investment banking revenues from underwriting securities offerings, arranging private placements and providing advisory services in mergers and acquisitions and other strategic advisory assignments.

Underwriting Revenues

We earn underwriting revenues from securities offerings in which we act as an underwriter, such as initial public offerings and follow-on equity offerings. Underwriting revenues include management fees, underwriting fees and selling concessions. We record underwriting revenues, net of related syndicate expenses, at the time the underwriting is completed. In syndicated underwritten transactions, management estimates our share of transaction-related expenses incurred by the syndicate, and we recognize revenues net of such expense. On final settlement by the lead manager, typically 90 days from the trade date of the transaction, we adjust these amounts to reflect the actual transaction-related expenses and our resulting underwriting fee. We receive a higher proportion of total fees in underwritten transactions in which we act as a lead manager.

Strategic Advisory Revenues

Our strategic advisory revenues primarily include success fees on closed merger and acquisition transactions, as well as retainer fees, earned in connection with advising both buyers and sellers transactions. We also earn fees for related advisory work and other services such as providing fairness and valuation opinions. We record strategic advisory revenues when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially complete, the fees are determinable and collection is reasonably assured.

Private Placement Revenues

We earn agency placement fees in non-underwritten transactions such as private placements of equity securities, private investments in public equity, or PIPEs, Rule 144A private offerings and trust preferred securities offerings. We record private placement revenues on the closing date of the transaction.

Since our investment banking revenues are generally recognized at the time of completion of each transaction or the services to be performed, these revenues typically vary between periods and may be considerably affected by the timing of the closing of significant transactions.

Brokerage Revenues

Our brokerage revenues include commissions paid by customers from brokerage transactions in exchange listed and over-the-counter, or OTC, equity securities. Commissions are recognized on a trade date basis. Brokerage revenues also include net trading gains and losses which result from market making activities and from our commitment of capital to facilitate customer transactions. Our brokerage revenues may vary between periods, in part depending on commission rates, trading volumes and our ability to continue to deliver research and other value-added services to our clients. The ability to execute trades electronically, through the Internet and through other alternative trading systems has increased pressure on trading commissions and spreads. We expect this trend toward alternative trading systems, and pricing pressures in our brokerage business to continue. We are, to some extent, compensated through brokerage commissions for the value of research and other value added services we deliver to our clients. These “soft dollar” practices have been the subject of discussion among regulators, the investment banking community and our sales and trading clients. In particular, commission sharing arrangements have been adopted by some large institutional investors. In these arrangements, these institutional investors concentrate their trading with fewer “execution” brokers and pay a fixed amount for execution with an additional amount set aside for payments to other firms for research or other brokerage services. Accordingly, we may experience reduced (or eliminated) trading volume with such investors but may be compensated for our research and sales efforts through allocations of the designated amounts. Depending on the extent to which we adopt this practice and depending on our ability to reach arrangements on terms acceptable to us, this trend would likely impair the revenues and profitability of our commission business by negatively affecting both volumes and trading commissions in our commission business.

Asset Management Fees

Asset management fees include base management fees and incentive fees earned from managing investment partnerships sponsored by us and investment accounts owned by clients. Base management fees earned by us are generally based on the fair value of assets under management and the fee schedule for each fund and account. We also earn incentive fees that are based upon the performance of investment funds and accounts. Such fees are based on a percentage of the excess of an investment return over a specified highwater mark or hurdle rate over a defined performance period.

Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole and our core sectors. These conditions can have a material affect on the inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another.

In addition, employees typically pay one-half the amount of fees charged to outside limited partners and portfolio managers do not pay any fees with regard to their investments in the funds they manage.

Principal Transactions

Principal transactions revenues includes realized and unrealized net gains and losses resulting from our principal investments, which includes investments in equity securities for our own account and as the general partner of funds managed by us, warrants we may receive from certain investment banking assignments, as well as limited partner investments in private funds managed by third parties. We leverage our asset management expertise by investing a portion of our capital in a portfolio of equity securities managed by JMP Asset Management and in side-by-side investments in the funds managed by us. In certain cases, we also co-invest alongside our institutional clients in private transactions resulting from our investment banking business.

Interest, Dividends and Other Income

Interest, dividends and other income includes interest and dividend income generated by our liquid assets and principal investments. Other income also includes fees earned to raise capital for third-party investment partnerships, or funds.

Components of Expenses

We classify our expenses as compensation and benefits, income allocation and accretion/(dilution)—Redeemable Class A member interests, administration expense, brokerage, clearing and exchange fees, interest and dividend expense and other expenses. A significant portion of our expense base is variable, including compensation and benefits, brokerage and clearance, communication and data processing, and travel and entertainment expenses.

Compensation and Benefits

Compensation and benefits is the largest component of our expenses and includes employee and managing director base pay, performance bonuses, sales commissions, related payroll taxes, medical and benefits expenses, as well as expenses for contractors and temporary employees. While members of a limited liability company are typically compensated through pro rata profit distributions, our employee members receive the majority of their compensation in the form of individual performance-based bonuses. As is the widespread practice in our industry, we pay bonuses on an annual basis, which for senior professionals typically make up a large portion of their total compensation. Compensation is accrued based on a ratio of total compensation and benefits to total revenues. We accrue for the estimated amount of these bonus payments ratably over the applicable service period. Bonus payments may have a greater impact on our cash position and liquidity in the periods in which they are paid than would otherwise be reflected in our consolidated statements of income. We expect that our compensation and benefits expense, excluding equity-based awards made prior to and in connection with our initial public offering, will be approximately 60% of revenues each year, although we may change this rate at any time.

Income Allocation and Accretion/(Dilution)—Redeemable Class A Member Interests

Redeemable Class A member interests are issued to our employee members and are entitled to share in our income. Each holder of the Redeemable Class A member interest was a party to our Third Amended and Restated Limited Liability Company Agreement, as amended, which provides that an employee member may elect to redeem his or her Redeemable Class A member interests without our consent in connection with such person’s resignation from us. Because of this repurchase feature the Redeemable Class A member interests are classified as a liability and measured at each balance sheet date based on the redemption amounts for the Redeemable Class A member interests. The redemption amount for an employee member is the amount we are required to pay to an employee member upon resignation to redeem all of his or her Redeemable Class A member interests and is equal to the capital account of such employee member as maintained by us.

Redeemable Class A member interests are accounted for as stock-based compensation and classified as a liability. As a result, the share of our income allocated to Redeemable Class A member interests, based on the membership percentage owned, and any additional changes in the redemption amount of Redeemable Class A member interests are recorded as “Income allocation and accretion/(dilution)—Redeemable Class A member interests” in our consolidated statements of income.

In connection with our corporate reorganization in May 2007, the Redeemable Class A member interests were exchanged into shares of our common stock and classified as equity. Because the Redeemable Class A member interests were accounted as liability under SFAS 123R prior to the corporate reorganization, we will account for the exchange in our consolidated financial statements for the periods ended June 30, 2007, as follows:

(i) We will record additional equity equal to $111.2 million for the 10.1 million shares of common stock exchanged for the Redeemable Class A member interests based on the initial public offering price of $11.00 per share; and

(ii) We will record a one-time non-cash expense as a component of “Income allocation and accretion – Redeemable Class A member interests” equal to approximately $99.3 million, which represents the difference between (a) the equity amount of $111.2 million recorded for the shares of common stock issued in exchange for the Redeemable Class A member interests and (b) the carrying amount prior to the corporate reorganization of the Redeemable Class A member interest, which was $11.9 million as of March 31, 2007.

As a result of these two accounting entries, we will record additional equity in our consolidated statement of financial condition as of June 30, 2007, in an amount equal to the carrying amount of the Redeemable Class A member interest prior to the corporate reorganization.

Administration

Administration expense primarily includes the cost of hosted conferences, non-capitalized systems and software expenditures, insurance, office supplies, recruiting, and regulatory fees.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees include the cost of floor and electronic brokerage and execution, securities clearance, and exchange fees. We currently clear our securities transactions through Automatic Data Processing, Inc. Changes in brokerage, clearing and exchange fees fluctuate largely in line with the volume of sales and trading activity.

Interest and Dividend Expense

Interest and dividend expense consists primarily of interest paid on net capital contributed by our employee members, who receive interest payments at an annual rate equal to the Prime rate plus 100 basis points. To a lesser extent it results from short-term borrowings and dividend paying short positions in our principal investment portfolio. Because we completed our corporate reorganization on May 16, 2007, our Redeemable Class A member interests were exchanged into shares of our common stock and we will no longer make interest payments to holders of the Redeemable Class A member interests.

Other Expenses

Other operating expenses primarily include travel and business development, market data, occupancy, legal and accounting professional fees and depreciation.

Minority Interest

Minority interest relates to the interest of third parties in JMP Realty Trust and in the two asset management funds Harvest Consumer Partners and Harvest Technology Partners. JMP Realty Trust is a real estate investment trust that was formed in June 2006. JMP Realty Trust is managed by JMP Asset Management. Because of the current ownership and external management position, we consolidate JMP Realty Trust and record a minority interest. JMP Asset Management is also the general partner of Harvest Consumer Partners and Harvest Technology Partners. Due to the ownership and resulting control of JMP Asset Management and related parties, management believes that limited partners currently do not have substantive rights to remove the general partner and therefore these two funds are consolidated in the financial statements.

Results of Operations

Quarter Ended March 31, 2007, Compared to Quarter Ended March 31, 2006

Overview

Total revenues increased $3.1 million, or 16.7%, from $18.8 million for the quarter ended March 31, 2006 to $21.9 million for the quarter ended March 31, 2007. The increase was primarily due to increases in investment banking revenues of $1.1 million and brokerage revenues of $1.7 million.

Total expenses increased by $2.6 million, or 14.1%, from $18.4 million for the quarter ended March 31, 2006 to $21.0 million for the quarter ended March 31, 2007, primarily due to an increase in compensation and benefits resulting from higher total revenues, and also from an increase in income allocation and accretion/(dilution) due to higher income allocated to the Redeemable Class A member interests.

Net income increased $0.4 million, or 100.2%, from $0.4 million for the quarter ended March 31, 2006 to $0.8 million for the quarter ended March 31, 2007.

The following table provides a comparison of our revenues and expenses for the periods presented:

	Three Months Ended March 31,		Period-to-Period Change
	2007	2006	$ Change	% Change
	(in thousands)
Investment banking	$11,493	$10,386	$1,107	10.7%
Brokerage	8,632	6,887	1,744	25.3%
Asset management fees	888	890	(2)	(0.2)%
Principal transactions	(68)	125	(193)	N/A
Interest, dividends and other income	969	486	483	99.5%

Total revenues	21,914	18,774	3,140	16.7%

Compensation and benefits	12,831	11,400	1,431	12.6%
Income allocation and accretion—Redeemable Class A member interests	3,050	1,832	1,217	66.4%
Administration	1,000	1,273	(273)	(21.5)%
Brokerage, clearing and exchange fees	1,139	911	228	25.0%
Interest and dividend expense	504	341	163	47.7%
Other expenses	2,429	2,605	(175)	(6.7)%

Total expenses	20,953	18,362	2,591	14.1%

Minority interest	135	—	135	N/A

Net income	$825	$412	$413	100.2%

Revenues

Investment Banking

Investment banking revenues increased $1.1 million, or 10.7%, from $10.4 million for the quarter ended March 31, 2006 to $11.5 million for the same period in 2007, and decreased as a percentage of total revenues from 55.3% to 52.4%, respectively. The increase in revenues reflects higher levels of activity in our strategic advisory and private placement businesses, partially offset by a decrease in our underwriting revenues. Our strategic advisory revenues increased $1.8 million, or 103.7%, from $1.7 million for the quarter ended March 31, 2006 to $3.5 million for the quarter ended March 31, 2007, due to an increase in both the number and size of strategic advisory transactions executed in the first quarter of 2007 compared to the first quarter of 2006. Private placement revenues increased $1.8 million, or 65.0%, from $2.8 million for the quarter ended March 31, 2006 to $4.6 million for the quarter ended March 31, 2007. The increase reflected higher revenues per transaction and was due to increased activity in both private placements of equity securities and in private investments in public equity, or PIPE transactions. Underwriting revenues decreased by $2.5 million, or 42.2%, from $5.9 million for the quarter ended March 31, 2006 to $3.4 million for the quarter ended March 31, 2007. We executed 10 public equity transactions in the quarter ended March 31, 2006 compared to 6 in the quarter ended March 31, 2007.

Brokerage Revenues

Brokerage revenues increased by $1.7 million, or 25.3%, from $6.9 million for the quarter ended March 31, 2006 to $8.6 million for the quarter ended March 31, 2007. The increase was a result of an increase in commission revenue, partially offset by higher net trading losses, for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. The increase in commissions resulted from an increase in the volume of shares traded for customers, which rose 51.3% compared to the quarter ended March 31, 2006, due to increased trading activity with existing clients, and to the addition of new institutional clients during the period. The increase in net trading losses resulted from taking more frequent positions in greater amounts to facilitate customer trades, as well as increased market making activities. Brokerage revenues increased as a percentage of total revenues, from 36.7% for the quarter ended March 31, 2006 to 39.4% for the quarter ended March 31, 2007.

Asset Management Fees

Asset management fees were unchanged at $0.9 million for both the quarter ended March 31, 2006 and the quarter ended March 31, 2007. Asset management fees include both base management fees and incentive fees for our funds under management. Lower base management fees for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 were offset by the opposite trend for incentive fees. Base management fees, which are earned based on assets under management at the beginning of the quarter (prorated for new investors during the quarter), fell from $0.9 million for the quarter ended March 31, 2006 to $0.6 million for the quarter ended March 31, 2007, as result of a shift in the composition of average assets under management from hedge funds to funds of funds, which charge lower base management fees, as well as a decline in average assets under management. However, by the end of those quarters, respectively, our assets under management increased from $209.1 million as of March 31, 2006 to $224.0 million as of March 31, 2007. Incentive fees increased from none in the quarter ended March 31, 2006 to $0.2 million in the quarter ended March 31, 2007, as a result of the improved performance of our families of funds. As a percentage of total revenues, asset management fees decreased from 4.7% for the quarter ended March 31, 2006 to 4.1% for the same period in 2007.

Principal Transactions

Principal transaction revenues decreased $0.2 million from a gain of $0.1 million for the quarter ended March 31, 2006 to a loss of $0.1 million for the quarter ended March 31, 2007. The decrease was due to an increase in unrealized loss from equity investments in publicly-held securities of $0.2 million, and a decrease of $0.2 million in unrealized gain related to the value of warrant positions, both of which reflect the market performance of the companies that we are invested in or for which we hold warrants. The losses were partially offset by a gain of $0.2 million due to unrealized and realized gains in investment partnerships, attributable to the performance of the funds managed by us.

Interest, Dividends and Other Income

Interest, dividends and other income increased $0.5 million, or 99.5%, from $0.5 million for the quarter ended March 31, 2006 to $1.0 million for the same period in 2007. The increase was primarily attributable to higher market interest rates, more active cash management, and an increased capital allocation to our investment portfolio, which returned higher interest and dividend income as a percent of total invested capital. In addition, fees earned to raise capital for third-parties also contributed $0.2 million of the increase.

Expenses

Compensation and Benefits

Compensation and benefits, which includes salaries and performance bonus compensation to our employees and managing directors, increased $1.4 million, or 12.6%, from $11.4 million for the quarter ended March 31, 2006 to $12.8 million for the quarter ended March 31, 2007. The increase is primarily attributable to higher revenues, which increased 16.7% from the quarter ended March 31, 2006 to the quarter ended March 31, 2007. The increase was partially offset by a lower target compensation to revenue ratio used during the quarter ended March 31, 2007. As a percentage of revenues, compensation and benefits decreased from 60.7% of total revenues for the quarter ended March 31, 2006 to 58.6% for the same period in 2007.

Income Allocation and Accretion/(Dilution)

Income allocation and accretion/(dilution) increased $1.2 million, or 66.4%, from $1.8 million for the quarter ended March 31, 2006 to $3.0 million for the quarter ended March 31, 2007, due primarily to higher income that was allocated to the Redeemable Class A member interests. Income allocation and accretion/(dilution) increased from 9.8% of total revenues for the year ended March 31, 2006 to 13.9% for the same period in 2007.

Administration

Administration expenses decreased $0.3 million, or 21.5%, from $1.3 million for the quarter ended March 31, 2006 to $1.0 million for the quarter ended March 31, 2007. The decrease was due primarily to the change in timing of our annual San Francisco research conference from March in 2006 to May in 2007. Administration expense decreased from 6.8% of total revenues for the quarter ended March 31, 2006 to 4.6% for the same period in 2007.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees increased $0.2 million, or 25.0%, from $0.9 million for the quarter ended March 31, 2006 to $1.1 million for the quarter ended March 31, 2007. The increase was primarily due to an increase in trading activity in our sales and trading business as shares traded for customer accounts increased from 171.7 million shares for the quarter ended March 31, 2006 to 259.8 million shares for the quarter ended March 31, 2007. As a percentage of total revenues, our brokerage, clearing and exchange fees increased from 4.9% for the quarter ended March 31, 2006 to 5.2% for the same period in 2007.

Interest and Dividend Expense

Interest and dividend expense increased $0.2 million, or 47.7%, from $0.3 million for the quarter ended March 31, 2006 to $0.5 million for the quarter ended March 31, 2007. The increase was due to an increase in net contributed capital of Redeemable Class A member interests entitled to interest payments, primarily as a result of contributions by new members, as well as an increase in the average Prime rate used to determine the interest payments. In addition, higher dividend expense resulted from increased short positions in our investment portfolio during this time. As a percentage of total revenues, interest and dividend expense increased from 1.8% for the quarter ended March 31, 2006 to 2.3% for the same period in 2007.

Other Expenses

Other expenses decreased $0.2 million, or 6.7%, from $2.6 million for the quarter ended March 31, 2006 to $2.4 million for the quarter ended March 31, 2007. The decrease in other expenses was due primarily to the settlement of a previously reserved receivable during this period. The decrease was partially offset by an increase in communications expenses related to the build-out of operations in our new office locations, and in market data expenses, which grew from the addition of new employees as well as from higher costs of services during the first quarter of 2007. As a percentage of total revenues, our other expenses decreased from 13.9% for the quarter ended March 31, 2006 to 11.1% for the same period in 2007.

Minority Interest

There was no minority interest for the quarter ended March 31, 2006 compared to a $0.1 million minority interest for the quarter ended March 31, 2007. This minority interest relates to the inception of JMP Realty Trust, which was formed in June 2006, and to the consolidation of the two funds, Harvest Consumer Partners and Harvest Technology Partners.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements primarily through member contributions from our managing directors and outside investors and internally generated cash from operations. Most of our operating cash flow is generated from our investment banking and brokerage revenues and is invested in cash and cash equivalents, marketable securities or other investments, and partnerships in which JMP Asset Management is the investment manager.

Our balance sheet is relatively liquid and unleveraged. As of March 31, 2007, we had liquid assets of $56.2 million, primarily consisting of cash and cash equivalents, marketable securities and other investments (mainly investments in funds managed by JMP Asset Management). We have a $30 million revolving line of credit with City National Bank, which had no balance outstanding as of March 31, 2007.

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule. We use the basic method permitted by the Uniform Net Capital Rule to compute net capital, which generally requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. At March 31, 2007, JMP Securities’ net capital under the SEC’s Uniform Net Capital Rule was $21.6 million, or $21.1 million in excess of the minimum required net capital.

The timing of bonus compensation payments to our employees and managing directors may significantly affect our cash position and liquidity from period to period. While our employees and managing directors are generally paid salaries semi-monthly during the year, bonus compensation payments, which make up a larger portion of total compensation, are generally paid once a year. Bonus compensation payments for a given year are generally paid at the end of January of the following year.

As of March 31, 2007, we had an outstanding capital commitment to JMP Realty Trust of $8.2 million, which can be called by JMP Realty Trust at any time. We currently have one other capital commitments to a fund managed by a third party in the amount of $0.2 million. However, in the future we may also commit our capital to other principal investments managed by us or third parties, or in other securities, as opportunities arise.

On May 16, 2007, JMP Group Inc. closed an initial public offering of its common stock, raising net proceeds of approximately $71.2 million. In connection with our corporate reorganization related to the initial public offering, we made distributions in May 2007 to our employee members, in the amount of $17.5 million. We borrowed $14.5 million from our revolving note at City National Bank to cover a portion of the distribution, and we subsequently repaid the note with proceeds from the initial public offering. The remaining proceeds have been used as follows: (i) approximately $15.0 million was invested in our investment funds and (ii) approximately $41.7 million remains invested in highly liquid investments with maturities of three months or less.

Subject to legally available funds, we intend to pay a quarterly cash dividend, commencing with the second quarter of 2007, which will be prorated for the portion of that period subsequent to the completion of our initial public offering. The declaration of this and any other dividends and, if declared, the amount of any such dividend, will be subject to the ability of our subsidiaries to provide cash to us. The declaration and payment of any future dividends will be at the sole discretion of our board of directors. Our board of directors will take into account our finance performance, earnings, liquidity, the operating performance of our segments, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries (including JMP Group LLC), and such other factors as our board of directors may deem relevant. See “Dividend Policy” in the Registration Statement on Form S-1 filed with the SEC (File No. 333-140689).

Because of the nature of our investment banking and sales and trading businesses, liquidity is important to us. Accordingly, we regularly monitor our liquidity position, including our cash and net capital positions. We believe that our available liquidity and current level of equity capital, combined with the net proceeds to us from the initial public offering and funds anticipated to be provided by our operating activities, will be adequate to meet our liquidity and regulatory capital requirements for the next 12 months.

Cash Flows

Three months ended March 31, 2007

Cash decreased by $14.1 million for the three months ended March 31, 2007, primarily as a result of cash used in operating activities.

Our operating activities used $13.3 million of cash from net income of $0.8 million, adjusted for the cash used in the change in operating assets and liabilities of $14.3 million, offset by $0.2 million provided by non-cash revenue and expense items. The decrease in operating assets and liabilities was primarily due to payout of 2006 year-end bonuses in the first quarter of 2007.

Our investing activities used $0.5 million, which consisted mostly of $0.4 million of net purchases of other investments.

Our financing activities used $0.4 million of cash primarily due to distributions to our common members.

Three months ended March 31, 2006

Cash decreased by $28.3 million for the three months ended March 31, 2006, primarily as a result of cash used in operating activities.

Our operating activities used $28.5 million of cash from net income of $0.4 million, adjusted for the cash used in the change in operating assets and liabilities of $28.5 million and by non-cash revenue and expense items of $0.3 million. The decrease in operating assets and liabilities was primarily due to payout of 2005 year-end bonuses in the first quarter of 2006.

Our investing activities provided $1.9 million, which consisted mostly of $2.1 million of net sales of other investments.

Our financing activities used $1.7 million of cash due to distributions to our common members.

Contractual Obligations

The following table provides a summary of our contractual obligations as of March 31, 2007:

Payments Due by Period (in thousands)	Total	2007	2008	2009	2010	2011
Operating lease obligations	$9,529	$1,436	$1,963	$2,250	$2,250	$1,629
Other contractual obligations (1)(2)	—	—	—	—	—	—

Total	$9,529	$1,436	$1,963	$2,250	$2,250	$1,629

(1)	Excludes a capital commitment to JMP Realty Trust of $8.2 million and $0.2 million for a private investment fund managed by a third party as of March 31, 2007, which can be called at any time by the manager.
(2)	Excludes potential obligations for the redemption of Redeemable Class A member interests upon termination of an employee member, the amount and timing of which cannot be determined at this time.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2007. However, as described below under “Market Risk—Credit Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

Qualitative and Quantitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. Our exposure to market risk is directly related to our role as a financial intermediary in customer trading and to our market making and investment activities. Market risk is inherent in financial instruments.

Even though we trade in equity securities as an active participant in both listed and OTC markets and we make markets in over two hundred stocks, we typically maintain very few securities in inventory overnight to minimize market risk. In addition, we act as agent rather than principal whenever we can and may use a variety of risk management techniques and hedging strategies in the ordinary course of our trading business to manage our exposures. Historically, in connection with our principal investments in publicly-traded equity securities, we have engaged in short sales of equity securities to offset the risk of purchasing other equity securities. In the future, we may utilize other hedging strategies such as equity derivative trades, although we have not engaged in derivative transactions in the past.

In connection with our sales and trading business, management evaluates the amount of risk in specific trading activities and determines our tolerance for such activities. Management monitors risks in its trading activities by establishing limits for the trading desk and reviewing daily trading results, inventory aging, and securities concentrations. Typically, market conditions are evaluated and transaction details and securities positions are reviewed. These activities seek to ensure that trading strategies are within acceptable risk tolerance parameters. Activities include price verification procedures, position reconciliations and reviews of transaction bookings. We believe these procedures, which stress timely communications between traders, trading management and senior management, are important elements of the risk management process.

Equity Price Risk

Equity price risk represents the potential loss in value due to adverse changes in the level or volatility of equity prices. We are exposed to equity price risk through our trading activities in both listed and OTC equity markets and security positions in our principal investment portfolio. We attempt to reduce the risk of loss inherent in our inventory of equity securities by establishing position limits, monitoring inventory turnover and entering into hedging transactions designed to mitigate our market risk profile.

Our marketable securities owned consist of long positions in equity securities and were recorded at a fair value of $12.6 million as of March 31, 2007. Our marketable securities sold but not yet purchased consist of short positions and were recorded at a fair value of $8.0 million as of March 31, 2007. The net potential loss in fair value for our marketable securities portfolio as of March 31, 2007, using a hypothetical 10% decline in prices, is estimated to be approximately $0.5 million. In addition, as of March 31, 2007, we have invested $11.6 million of our own capital in our funds, which invest primarily in publicly traded equity securities. The net potential loss in fair value for our investments at March 31, 2007, using a hypothetical 10% decline in the funds’ investment portfolios, is estimated to be approximately $1.2 million.

Interest Rate Risk

Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold U.S. Treasury securities and other fixed income securities and may incur interest-sensitive liabilities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve.

Credit Risk

Our broker-dealer subsidiary places and executes customer orders. The orders are then settled by an unrelated clearing organization that maintains custody of customers’ securities and provides financing to customers.

Through indemnification provisions in our agreement with our clearing organization, customer activities may expose us to off-balance-sheet credit risk. We may be required to purchase or sell financial instruments at prevailing market prices in the event a customer fails to settle a trade on its original terms or in the event cash and securities in customer margin accounts are not sufficient to fully cover customer obligations. We seek to control the risks associated with brokerage services for our customers through customer screening and selection procedures as well as through requirements that customers maintain margin collateral in compliance with governmental and self-regulatory organization regulations and clearing organization policies.

Inflation Risk

Because our assets are generally liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects such expenses as employee compensation and communications charges, which may not be readily recoverable in the prices of services we offer. To the extent inflation results in rising interest rates and has other adverse effects on the securities markets, it may adversely affect our combined financial condition and results of operations in certain businesses.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting periods. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. The use of different estimates and assumptions could produce materially different results. For example, if factors such as those described in “Risk Factors” cause actual events to differ from the assumptions we used in applying the accounting policies, our results of operations, financial condition and liquidity could be adversely affected.

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements included elsewhere in this report. On an ongoing basis, we evaluate our estimates and assumptions, particularly as they relate to accounting policies that we believe are most important to the presentation of our financial condition and results of operations. We regard an accounting estimate or assumption to be most important to the presentation of our financial condition and results of operations where:

•

the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

•	the impact of the estimate or assumption on our financial condition or operating performance is material.

Using the foregoing criteria, we believe the following to be our critical accounting policies:

Valuation of Financial Instruments

Substantially all of our financial instruments are recorded at fair value or contract amounts that approximate fair value. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. “Marketable securities owned” and “other investments” including warrant positions and investments in partnerships in which JMP Asset Management is the general partner, are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item “principal transactions” in our consolidated statements of income.

As of March 31, 2007, our marketable securities and other investments totaled $28.9 million. The fair value of $26.0 million of our marketable securities and other investments was determined from quoted market prices or broker or dealer price quotations, which involves no subjective judgment. Of our other investments, $0.5 million consisted of warrants, for which we utilized the Black-Scholes options valuation model. In addition, $2.4 million of our other investments are invested in general partnership interests of funds of hedge funds or limited partnership interests which in each category third party general partners determine the fair value of the underlying investments. Accordingly, we do not exercise discretion in determining the fair value of our other investments. Because many of the securities in the portfolios of these funds may trade infrequently or are non-marketable securities and, therefore, do not have readily determinable fair values, the third party general partner estimates the fair value of these securities using various pricing models and the information available. Among the factors that they consider in determining the fair value of the underlying financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield and other factors generally pertinent to the valuation of financial instruments.

The following table summarizes our marketable securities and other investments, as presented in our consolidated statements of financial condition, by valuation methodology as of March 31, 2007:

	Marketable Securities(1)(2)	Other Investments(3)				Total Marketable Securities Owned and Other Investments(2)
Fair Value Based on		General Partner in Hedge Fund	General Partner in Fund of Hedge Fund	Limited Partner in Private Equity Fund	Total Other Investments
Quoted market prices	100.0%	78.7%			78.7%	83.4%
Black-Scholes options valuation	0.0%				3.3%	2.6%
Valuation determined by third party general partners			3.7%	14.3%	18.0%	14.0%

Total	100.0%	78.7%	3.7%	14.3%	100.0%	100.0%

(1)	Marketable securities owned and securities sold but not yet purchased consist mainly of U.S. listed and OTC equities.
(2)	Marketable securities owned net of securities sold but not yet purchased.
(3)	Other investments consist of general partnership interests in funds and funds of hedge funds managed by JMP Asset Management. The remaining amount is limited partnership interests in private investment funds managed by third parties that invest in predominately private securities, and to a lesser extent, warrants in public and private common stock.

Asset Management Investment Partnerships

Investments in partnerships include our general partnership interests in investment partnerships. Such investments are held by our asset management subsidiary and are accounted for under the equity method based on our proportionate share of the earnings (or losses) of the investment partnership. In accordance with the AICPA Audit and Accounting Guide for investment companies, these interests are carried at estimated fair value based on our capital accounts in the underlying partnerships. The net assets of the investment partnerships consist primarily of investments in marketable and non-marketable securities. The underlying investments held by such partnerships are valued based on quoted market prices or estimated fair value if there is no public market. Such estimates of fair value of the partnerships’ non-marketable investments are ultimately determined by our affiliates in their capacity as general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Adjustments to carrying value are made, if required by GAAP, if there are third-party transactions evidencing a change in value. Downward adjustments are also made, in the absence of third-party transactions, if the general partner determines that the expected realizable value of the investment is less than the carrying value.

We earn base management fees from the investment partnerships that we manage generally based on the net assets of the underlying partnerships. In addition, we are entitled to allocations of the appreciation and depreciation in the fair value of the underlying partnerships from our general partnership interests in the partnerships. Such allocations are based on the terms of the respective partnership agreements.

We are also entitled to receive incentive fee allocations from the investment partnerships when the return exceeds certain threshold returns. Incentive fees are recorded after the quarterly or annual investment performance period is complete and may vary depending on the terms of the fee structure applicable to an investor.

Legal and Other Contingent Liabilities

We are involved in various pending and potential complaints, arbitrations, legal actions, investigations and proceedings related to our business from time to time. Some of these matters involve claims for substantial amounts, including claims for punitive and other special damages. The number of complaints, legal actions, investigations and regulatory proceedings against financial institutions like us has been increasing in recent years. We have, after consultation with counsel and consideration of facts currently known by management, recorded estimated losses in accordance with SFAS 5, Accounting for Contingencies, to the extent that a claim may result in a probable loss and the amount of the loss can be reasonably estimated. The determination of these reserve amounts requires significant judgment on the part of management and our ultimate liabilities may be materially different. In making these determinations, management considers many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of successful defense against the claim and the potential for, and magnitude of, damages or settlements from such pending and potential complaints, legal actions, arbitrations, investigations and proceedings, and fines and penalties or orders from regulatory agencies.

If a potential adverse contingency should become probable or resolved for an amount in excess of the established reserves during any period, our results of operations in that period and, in some cases, succeeding periods could be adversely affected.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are set forth under the caption “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4.	Controls and Procedures

Our Management with the participation of the Chairman and Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of the end of the period covered by this report.

Based on that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the current quarter covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are involved in a number of judicial, regulatory and arbitration matters arising in connection with our business. The outcome of matters we are involved in cannot be determined at this time, and the results cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on our results of operations in any future period and a significant judgment could have a material adverse impact on our financial condition, results of operations and cash flows. We may in the future become involved in additional litigation in the ordinary course of our business, including litigation that could be material to our business. However, we do not believe that we have any material legal or regulatory proceedings currently pending or threatened against us.

In accordance with SFAS No. 5, Accounting for Contingencies, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in liability and the amount of loss, if any, can be reasonably estimated. Generally, with respect to matters we are involved in, in view of the inherent difficulty of predicting the outcome of these matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time.

ITEM 1A.	Risk Factors

The risk factors included in our Registration Statement on Form S-1 (Commission File No. 333-140689) continue to apply to us, and describe risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. There have not been any material changes from the risk factors previously described in our Registration Statement on Form S-1.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 16, 2007, JMP Group Inc. completed an initial public offering of its common stock on the New York Stock Exchange under the ticker symbol “JMP.” JMP Group Inc. issued 7,199,864 shares of common stock (including the exercise of the underwriters’ over-allotment option) and received net proceeds of approximately $71.2 million and selling shareholders sold 1,999,098 shares of common stock. In connection with the closing of the initial public offering of JMP Group Inc., a corporate reorganization was carried out in order to cause JMP Group Inc. to succeed to the business of JMP Group LLC. In connection with the corporate reorganization, the members of JMP Group LLC received shares of common stock of JMP Group Inc. in exchange for their membership interests in JMP Group LLC. The reorganization transactions are described in greater detail in the Company’s Registration Statement on Form S-1 (Commission file number 333-140689) filed with the Securities and Exchange Commission. This issuance of shares of common stock was not registered under the Securities Act of 1933, as amended, because the shares were offered and sold in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

The net proceeds of our initial public offering have been used as follows: (i) approximately $14.5 million was used to fund distributions to employee members; (ii) approximately $15.0 million was invested in our investment funds and (iii) approximately $41.7 million remains invested in highly liquid investments with maturities of three months or less.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

In the first quarter of 2007, we did not submit any matters to the vote of security holders of the Company.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 21, 2007

JMP Group Inc.

By:	/s/ Joseph A. Jolson
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ Thomas B. Kilian
Name:	Thomas B. Kilian
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of JMP Group Inc.

3.2	Amended and Restated Bylaws of JMP Group Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.