Form 10-Q
period 2007-06-30
JMP Group Inc.
filed 2007-08-10
CIK 1383803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33448

JMP Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1450327
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

600 Montgomery Street, Suite 1100, San Francisco, California 94111

(Address of principal executive offices)

Registrant’s telephone number: (415) 835-8900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of August 8, 2007 was 22,025,341.

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

JMP Group Inc. will make available free of charge through its internet site http://www.jmpg.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large stockholders, and any amendments to those documents filed or furnished pursuant to the Exchange Act. These filings will become available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

JMP Group Inc.

Consolidated Statements of Financial Condition

June 30, 2007 and December 31, 2006

(Unaudited)

	June 30, 2007	December 31, 2006
	Successor	Predecessor
Assets
Cash and cash equivalents	$75,856,089	$52,328,804
Restricted cash and deposits (includes cash on deposit with clearing broker of $255,336 at June 30, 2007 and December 31, 2006)	12,269,678	8,894,303
Receivable from clearing broker	3,093,875	1,519,623
Investment banking fees receivable, net of allowance for doubtful accounts of $65,542 and $294,905, respectively	10,738,762	7,962,260
Marketable securities owned, at market value	14,261,752	11,949,187
Other investments	28,558,800	15,244,523
Loan receivable	2,375,000	—
Fixed assets, net	2,082,787	2,625,402
Deferred tax assets	5,581,772	—
Other assets	2,803,512	3,174,901

Total assets	$157,622,027	$103,699,003

Liabilities and Shareholders’ and Members’ Equity
Liabilities
Marketable securities sold, but not yet purchased, at market value	$11,431,521	$7,480,889
Accrued compensation	13,383,311	26,446,917
Other liabilities	5,471,462	4,366,157
Redeemable Class A member interests	—	12,913,769

Total liabilities	30,286,294	51,207,732

Commitments and contingencies
Minority interest	6,027,908	5,739,459

Shareholders’ and Members’ Equity
Class A common interests	—	11,861,848
Class B common interests	—	31,650,177
Common stock, $0.001 par value, 100,000,000 shares authorized and 22,025,341 outstanding at June 30, 2007	22,025	—
Additional paid in capital - common stock	113,571,716	—
Additional paid in capital - stock-based compensation	4,387,968	268,635
Retained earnings	3,326,116	2,971,152

Total shareholders’ and members’ equity	121,307,825	46,751,812

Total liabilities and shareholders’ and members’ equity	$157,622,027	$103,699,003

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Net (Loss) Income

For the Three and Six Months Ended

June 30, 2007 and 2006

(Unaudited)

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	April 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007		January 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007
	Predecessor	Successor	Predecessor	Predecessor	Successor	Predecessor
Revenues
Investment banking	$4,561,556	$7,462,048	$14,351,216	$16,054,815	$7,462,048	$24,737,666
Brokerage	4,355,143	4,069,896	7,478,140	12,986,710	4,069,896	14,365,314
Asset management fees	330,429	560,217	711,255	1,218,467	560,217	1,600,826
Principal transactions	609,465	(169,595)	987,143	541,251	(169,595)	1,112,353
Interest and dividends	473,771	693,171	776,293	1,244,663	693,171	1,237,223
Other income	128,030	40,000	137,315	326,105	40,000	162,013

Total revenues	10,458,394	12,655,737	24,441,362	32,372,011	12,655,737	43,215,395
Expenses
Compensation and benefits	5,562,436	11,745,347	14,564,948	18,393,339	11,745,347	25,964,703
Income allocation and accretion – Redeemable Class A member interests	114,368,739	—	3,169,157	117,418,274	—	5,001,289
Administration	765,683	879,913	961,938	1,770,553	879,913	2,233,860
Brokerage, clearing and exchange fees	550,527	606,782	1,018,211	1,689,174	606,782	1,928,792
Travel and business development	500,453	394,357	1,057,262	1,197,440	394,357	1,793,628
Communications and technology	448,247	487,925	811,575	1,389,647	487,925	1,612,998
Occupancy	233,383	233,277	466,823	699,774	233,277	913,599
Professional fees	150,552	622,009	350,308	375,969	622,009	550,970
Depreciation	169,217	153,165	430,795	525,734	153,165	850,963
Interest and dividend expense	178,936	59,306	391,056	683,114	59,306	732,316
Other	20,907	120,906	89,749	(241,082)	120,906	90,598

Total expenses	122,949,080	15,302,987	23,311,822	143,901,936	15,302,987	41,673,716

(Loss) income before income tax benefit and minority interest	(112,490,686)	(2,647,250)	1,129,540	(111,529,925)	(2,647,250)	1,541,679
Income tax benefit	—	(5,338,839)	—	—	(5,338,839)	—
Minority interest	31,910	(74,463)	2,932	167,388	(74,463)	2,932

Net (loss) income	$(112,522,596)	$2,766,052	$1,126,608	$(111,697,313)	$2,766,052	$1,538,747

Net income per common share:
Basic		$0.13			$0.13
Diluted		$0.12			$0.12

Weighted average common shares outstanding:
Basic		22,025,341			22,025,341
Diluted		22,191,213			22,191,213

Net (loss) income per unit-Class A common interests:
Basic	$(23.99)		$0.30	$(23.84)		$0.41
Diluted	$(23.99)		$0.30	$(23.84)		$0.41

Weighted average units outstanding - Class A common interests - basic and diluted	2,390,088		1,432,255	2,384,881		1,432,225

Net (loss) income per unit - Class B common interests:
Basic	$(23.99)		$0.30	$(23.84)		$0.41
Diluted	$(23.99)		$0.30	$(23.84)		$0.41

Weighted average units outstanding - Class B common interests - basic and diluted	2,300,000		2,300,000	2,300,000		2,300,000

Pro Forma Statement of Income Information - C-Corp. (Unaudited) (See Note 21)
	April 1, 2007 through May 15, 2007			January 1, 2007 through May 15, 2007
	Predecessor			Predecessor

Total revenues	$10,458,394			$32,372,011
Pro forma total expenses	8,454,821			25,939,081

Pro forma income before income tax and minority interest	2,003,573			6,432,930
Pro forma taxes (42% assumed tax rate)	841,501			2,701,831
Minority interest	31,910			167,388

Pro forma net income	$1,130,162			$3,563,711

Pro forma net income per common share:
Basic	$0.08			$0.24
Diluted	$0.08			$0.24

Pro forma weighted shares of common stock outstanding:
Basic	14,800,035			14,800,035
Diluted	14,878,769			14,905,435

See accompanying notes to consolidated financial statements.

JMP GROUP INC.

Consolidated Statements of Changes in

Shareholders’ and Members’ Equity

For the Six Months Ended

June 30, 2007

(Unaudited)

	Members’ Equity
	Class A Common Interests	Class B Common Interests	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Total Equity
Predecessor:
Balance, December 31, 2006	$11,861,848	$31,650,177	$268,635	$2,971,152	$46,751,812

Predecessor activity from January 1, 2007 through May 15, 2007:
Net loss				(111,697,313)	(111,697,313)
Additional paid in capital - stock-based compensation			816,248		816,248
Contributions of Class A common members	401,172				401,172
Redeemable Class A member interests - liability to equity exchange	111,209,527				111,209,527
Distributions paid to Class A and Class B common interests				(6,679,874)	(6,679,874)

Balance, May 15, 2007 (Predecessor)	$123,472,547	$31,650,177	$1,084,883	$(115,406,035)	$40,801,572

	Shareholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Equity
	Shares	Amount
Successor:
Balance, May 16, 2007	1,012,999	$1,013	$14,227,555	$560,064	$14,788,632

Successor activity from May 16, 2007 through June 30, 2007:
Net income				2,766,052	2,766,052
Additional paid in capital - stock-based compensation	25,442	25	4,387,968		4,387,993
Issuance of common stock for membership interests	13,787,036	13,787	26,225,681		26,239,468
Net proceeds from issuance of common stock in initial public offering	7,199,864	7,200	73,118,480		73,125,680

Balance, June 30, 2007 (Successor)	22,025,341	$22,025	$117,959,684	$3,326,116	$121,307,825

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended

June 30, 2007 and 2006

(Unaudited)

	Six Months Ended June 30, 2007
	January 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007	Six Months Ended June 30, 2006
	Predecessor	Successor	Predecessor
Cash flows from operating activities:
Net (loss) income	$(111,697,313)	$2,766,052	$1,538,747
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for doubtful accounts	(241,079)	20,906	90,598
Change in fair value of other investments	(657,130)	(208,843)	(1,002,526)
Depreciation and amortization of fixed assets	525,734	153,165	850,963
Minority interest	167,388	(74,463)	2,932
Stock-based compensation expense	816,249	4,387,993	42,174
Deferred tax assets	—	(5,338,839)	—
Net change in operating assets and liabilities:
Decrease (increase) in receivables	1,421,098	(4,706,294)	95,407
(Increase) decrease in marketable securities	(3,953,001)	1,640,437	(4,902,950)
Decrease in restricted cash, deposits and other assets	(1,271,797)	(2,691,313)	(3,109,509)
Increase in marketable securities sold, but not yet purchased	1,561,160	2,389,472	2,593,943
(Decrease) increase in accrued compensation and other liabilities	(15,189,481)	3,287,982	(11,647,444)
Increase (decrease) in Redeemable Class A member interests	98,696,930	—	(2,705,880)

Net cash (used in) provided by operating activities	(29,821,242)	1,626,255	(18,153,545)

Cash flows from investing activities:
Purchases of fixed assets	(60,416)	(75,866)	(235,708)
Purchases of other investments	(700,000)	(12,000,000)	(1,290,558)
Sales of other investments	251,696	—	4,004,790
Funding of loan receivable	—	(3,000,000)	(3,000,000)
Repayment of loan receivable	—	625,000	—

Net cash used in investing activities	(508,720)	(14,450,866)	(521,476)

Cash flows from financing activities:
Increase (decrease) in notes payable	14,500,000	(14,500,000)	—
Proceeds from initial public offering, net of expenses	—	73,125,679	—
Distributions paid to Class A and Class B common interests	(6,679,874)	—	(2,172,853)
Capital contributions of minority interest shareholders	200,000	—	1,997,000
Dividends paid to minority interest shareholders	—	(25,280)	—

Net cash provided by (used in) financing activities	8,020,126	58,600,399	(175,853)

Net (decrease) increase in cash and cash equivalents	(22,309,836)	45,775,788	(18,850,874)
Cash and cash equivalents, beginning of period	52,328,804	30,080,301	61,724,672

Cash and cash equivalents, end of period	$30,018,968	$75,856,089	$42,873,798

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,033,937	$32,653	$931,780

Non-cash financing activities:
Issuance of Class A common interests	$401,172	$—	$—
Issuance of JMPRT common stock	20,800	—	—

See accompanying notes to consolidated financial statements

JMP GROUP INC.

Notes to Consolidated Financial Statements

June 30, 2007

(Unaudited)

1. Organization and Description of Business

JMP Group Inc., together with its subsidiaries (collectively, the “Company” or “Successor”), is an independent investment banking and asset management firm headquartered in San Francisco. The Company conducts its brokerage business through its wholly-owned subsidiary, JMP Securities LLC (“JMP Securities”), and its asset management business through its wholly-owned subsidiary, JMP Asset Management LLC (“JMPAM”). JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to, customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. JMPAM is a registered investment advisor under the Investment Advisers Act of 1940 and provides investment management services for sophisticated investors in investment partnerships managed by JMPAM.

Prior to May 16, 2007 the Company had conducted its business through a multi-member Delaware limited liability company, JMP Group LLC (the “Predecessor”), pursuant to its Third Amended and Restated Limited Liability Company Operating Agreement dated as of August 18, 2004, as amended (the “Operating Agreement”). One of JMP Group LLC’s members, JMP Holdings Inc. (“JMP Holdings”), was established in August 2004 to enable investors to invest through a corporate entity in the membership interests of JMP Group LLC. Shares of common stock of JMP Holdings were issued in a private offering in August 2004. JMP Holdings’ only significant asset until May 16, 2007 was its investment in JMP Group LLC, comprised of the member interests of JMP Group LLC, which had been purchased with the net proceeds received from issuance of JMP Holdings’ common stock.

In connection with its initial public offering, JMP Holdings changed its name to JMP Group Inc., and effective May 16, 2007 (the “Reorganization Date”), members of JMP Group LLC exchanged the outstanding membership interests of JMP Group LLC for shares of common stock of JMP Group Inc. As a result of the exchange, JMP Group LLC became JMP Group Inc.’s wholly-owned subsidiary and JMP Group Inc. completed its initial public offering on May 16, 2007. This reorganization (the “Reorganization”) is described in greater detail in the Registration Statement on Form S—1 (File No. 333-140689) (the “Registration Statement”) filed with the Securities and Exchange Commission (“SEC”) in connection with the initial public offering.

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

These financial statements and accompanying notes present the consolidated financial condition of the Successor as of June 30, 2007, and of the Predecessor as of December 31, 2006. Consolidated results of operations and cash flows are presented for the Predecessor for the periods ended June 30, 2006 and for the periods from April 1, 2007 through May 15, 2007 and January 1, 2007 through May 15, 2007 (pre-Reorganization), and for the Successor for the period from May 16, 2007 to June 30, 2007 (post-Reorganization). The Reorganization resulted in a business combination of the Predecessor (JMP Group LLC) and JMP Holdings (now JMP Group Inc.), whose financial statements had not been combined with those of the

Predecessor prior to May 16, 2007 for reporting purposes. Therefore the Successor’s consolidated financial statements as of May 16, 2007 include the accounts of both JMP Group LLC and JMP Group Inc. The consolidated accounts of the Successor and the Predecessor both include the wholly-owned subsidiaries, JMP Securities and JMPAM, and the partially-owned subsidiaries, JMP Realty Trust (“JMPRT”), Harvest Consumer Partners (“HCP”) and Harvest Technology Partners (“HTP”). All material intercompany accounts and transactions have been eliminated in consolidation.

Minority interest relates to the interest of third parties in JMPRT and in the two asset management funds HCP and HTP.

JMPRT is a real estate investment trust that was formed in June 2006. As of June 30, 2007, the Company owned 50.1% of JMPRT and certain employees owned 20.5%. JMPRT is managed by JMPAM. Because of the current ownership and management position, the Company consolidates JMPRT and records minority interest.

JMPAM is the general partner of HTP and HCP, each of which commenced operations during 2006. As of June 30, 2007, the Company and its affiliates, officers, and immediate family members provided 96.7% and 96.9%, respectively, of the invested capital in these funds. Due to this ownership and resulting control by the Company and related parties, the Company consolidates the two funds in the Company’s financial statements and records minority interest. HTP and HCP account for their investments at fair value, which is consistent with the Company’s accounting policies for “Marketable securities owned, at market value” and “Marketable securities sold, but not yet purchased, at market value.” The base management fees and incentive fees earned by HTP and HCP are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect both the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Revenue Recognition

Investment banking revenues

Investment banking revenues consist of underwriting revenues, strategic advisory revenues and private placement fees, and are recorded when the underlying transaction is completed under the terms of the relevant agreement. Underwriting revenues arise from securities offerings in which the Company acts as an underwriter and include management fees, selling concessions and underwriting fees, net of related syndicate expenses. Management fees and selling concessions are recorded on the trade date, which is typically the day of pricing an offering (or the following day) and underwriting fees, net of related syndicate expenses, at the time the underwriting is completed and the related income is reasonably determinable. For these transactions, management estimates the Company’s share of the transaction-related expenses incurred by the syndicate, and recognizes revenues net of such expense. On final settlement, typically 90 days from the trade date of the transaction, these amounts are adjusted to reflect the actual transaction-related expenses and the resulting underwriting fee. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. If management determines that a transaction is likely not to be completed, deferred expenses related to that transaction are expensed at that time. Strategic advisory revenues primarily include success fees on closed merger and acquisition transactions, as well as retainer fees, earned in connection with advising on both buyers’ and sellers’ transactions. Fees are also earned for related advisory work and other services such as providing fairness opinions and valuation analyses. Strategic advisory revenues are recorded when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially complete, the fees are determinable and collection is reasonably assured. Private placement fees are recorded on the closing date of the transaction. Unreimbursed expenses associated with strategic advisory and private placement transactions, net of client reimbursements, are recorded as non-compensation expense.

Brokerage revenues

Brokerage revenues consist of (i) commissions resulting from equity securities transactions executed as agent or principal and are recorded on a trade date basis, (ii) related net trading gains and losses from market making activities and from the commitment of capital to facilitate customer orders and (iii) fees paid for equity research. The Company currently generates revenues from research activities through three types of arrangements. First, through what is commonly known as a “soft dollar” practice, a portion of a client’s commissions may be compensation for the value of access to our research. Those commissions are recognized on a trade date basis, as the Company has no further obligation. Second, a client may issue a cash payment directly to the Company for access to research. Third, the Company has entered into certain commission-sharing or tri-party arrangements in which institutional clients execute trades with a limited number of brokers and instruct those brokers to allocate a portion of the commission to the Company or to issue a cash payment to the Company. In these commission-sharing or tri-party arrangements, the amount of the fee is determined by the client on a case-by-case basis and agreed to by the Company. An invoice is then sent to the payor. For the second and third types of arrangements, revenue is recognized and an invoice is sent once an arrangement exists, access to research has been provided, a specific amount is fixed or determinable, and collectibility is reasonably assured. None of these arrangements obligate clients to a fixed amount of fees for research, either through trading commissions or direct or indirect cash payments, nor do they obligate the Company to provide a fixed quantity of research or execute a fixed number of trades. Furthermore, the Company is not obligated under any arrangement to make commission payments to third parties on behalf of clients.

Principal transactions revenues

Principal transactions revenues include realized and unrealized net gains and losses resulting from our principal investments in equity securities for the Company’s account and in equity-linked warrants received from certain investment banking assignments. Principal transactions revenue also includes earnings (or losses) attributable to investment partnership interests held by our asset management subsidiary, JMPAM, which are accounted for using the equity method of accounting.

The Company’s principal transactions revenue for these categories for the three and six month periods ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	April 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007		January 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007
	Predecessor	Successor	Predecessor	Predecessor	Successor	Predecessor
Equity securities	$341,334	$(295,564)	$691,554	$(135,301)	$(295,564)	$418,273
Warrants	(13,614)	(40,266)	(344,772)	11,904	(40,266)	(153,738)
Investment partnerships	281,745	166,235	640,361	664,648	166,235	847,818

Total principal transactions revenues	$609,465	$(169,595)	$987,143	$541,251	$(169,595)	$1,112,353

Asset management fees

Asset management fees consist of base management fees and incentive fees. The Company recognizes base management fees on a monthly basis over the period in which the investment services are performed. Base management fees earned by the Company are generally based on the fair value of assets under management and the fee schedule for each fund and account. Base management fees are calculated at the investor level using their quarter-beginning capital balance adjusted for any contributions or withdrawals. Since base management fees are based on assets under management, significant changes in the fair value of these assets will have an impact on the fees earned by the Company in future periods. The Company also earns incentive fees that are based upon the performance of investment funds and accounts. Such fees are either a specified percentage of the total investment return of a fund or account or a percentage of the excess of an investment return over a specified highwater mark or hurdle rate over a defined performance period. For most funds, the highwater mark is calculated using the greatest value of a partner’s capital account as of the end of any performance period, adjusted for contributions and withdrawals. Incentive fees are recognized as revenue at the end of the specified performance period. The performance period used to determine the incentive fee is quarterly for the five hedge funds and annually for the two funds of hedge funds managed by JMPAM. The incentive fees are not subject to any contingent repayments to investors or any other clawback arrangements.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities or remaining maturities upon purchase of three months or less to be cash equivalents.

Restricted Cash and Deposits

Restricted cash consists of proceeds from short sales deposited with brokers that cannot be removed unless the securities are delivered. Deposits consist of cash on deposit for operating leases as well as cash on deposit with JMP Securities’ clearing broker.

Receivable from Clearing Broker

The Company clears customer transactions through another broker-dealer on a fully disclosed basis. At June 30, 2007 and December 31, 2006, the receivable from clearing broker consisted solely of commissions related to securities transactions.

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

Other investments consist principally of investments in private investment funds managed by the Company or its affiliates, as well as cash paid for a subscription in a private investment fund. Such investments held by non-broker-dealer entities are accounted for under the equity method based on the Company’s share of the earnings (or losses) of the investee. The financial position and operating results of the private investment funds are generally determined on an estimated fair value basis as set forth in the AICPA Audit and Accounting Guide: Investment Companies. Generally, securities are valued (i) at their last published sale price if they are listed on an established exchange or (ii) if last sales prices are not published, at the highest closing “bid” price (for securities held “long”) and the lowest closing “asked” price (for “short” positions) as recorded by the composite tape system or such principal exchange, as the case may be. Where the general partner determines that market prices or quotations do not fairly represent the value of a security in the investment fund’s portfolio (for example, if a security is a restricted security of a class that is publicly traded) the general partner may assign a different value. The general partner will determine the estimated fair value of any assets that are not publicly traded.

Also included in other investments are warrants on public common stock that are generally received as a result of investment banking transactions and are valued at estimated fair value as determined by management. Warrants owned are valued at the date of issuance and marked-to-market as unrealized gains and losses until realized. Estimated fair value is determined using the Black-Scholes Option Valuation methodology adjusted for active market and other considerations on a case-by-case basis. Initial value and gains and losses on these investments are included in revenues as principal transactions. Because of the inherent uncertainty of valuations of warrants, estimated fair values may differ significantly from the value that would have been used had a ready market for the investments existed, and these differences could be material.

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

Management believes that the net fair value of the receivable from clearing broker, investment banking fees receivable, and accrued compensation recognized on the Consolidated Statements of Financial Condition approximate their carrying value, because such instruments are short-term in nature, bear interest at current market rates, or are subject to frequent repricing. The fair value of the Redeemable Class A member interests recognized on the Predecessor’s Consolidated Statement of Financial Condition was based on the amounts that the Predecessor expected to be required to pay to an employee member upon resignation to redeem its Redeemable Class A member interests and was equal to the capital account of such employee member as maintained by the Predecessor.

Fair value of the Company’s financial instruments is generally obtained from quoted market prices, broker or dealer price quotations, or alternative pricing methodologies that the Company believes offer reasonable levels of price transparency.

To the extent that certain financial instruments trade infrequently or are non-marketable securities and, therefore, do not have readily determinable fair values, the Company estimates the fair value of these instruments using various pricing models and the information available to the Company that it deems most relevant. Among the factors considered by the Company in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, the Black-Scholes Option Valuation methodology adjusted for active market and other considerations on a case-by-case basis and other factors generally pertinent to the valuation of financial instruments.

Loan Receivable

Loan receivable consists of a loan made by JMPRT to a client as part of its normal business operations. The loan bears interest at the rate of 20% per annum, payable monthly in arrears. The principal of the note is due and payable on December 1, 2007, but can be extended for six months at the borrower’s option for an additional fee.

Fixed Assets

Fixed assets represent furniture and fixtures, computer and office equipment, certain software costs and leasehold improvements, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line basis over the estimated useful lives of the respective assets, ranging from three to five years.

Leasehold improvements are capitalized and amortized over the shorter of the respective lease terms or the estimated useful lives of the improvements.

The Company capitalizes certain costs of computer software developed or obtained for internal use and amortizes the amount over the estimated useful life of the software, generally not exceeding three years.

Income Taxes

The Successor, JMP Group Inc., accounts for income taxes in accordance with Statement of Financial Standards No. 109, Accounting for Income Taxes, (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax bases of its assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax asset will not be realized. The Predecessor, JMP Group LLC, was a limited liability company and was treated as a partnership for federal and state income tax purposes. Therefore, the Predecessor was not subject to federal and state income taxes, and accordingly, did not provide for the federal and state income taxes in the financial statements, but it was liable for state and local unincorporated business tax or franchise tax.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”), Share-Based Payment, using the modified prospective method. Under that method of adoption, the provisions of SFAS 123R are generally only applied to share-based awards granted subsequent to adoption. Prior to January 1, 2006, the Company accounted for stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R requires measurement of compensation cost for stock-based awards classified as equity at their fair value on the date of grant and the recognition of compensation expense over the service period for awards expected to vest. Such grants are recognized as expense over the service period, net of estimated forfeitures.

Stock-based compensation includes restricted stock units and stock options granted under the Company’s 2007 Equity Incentive Plan, stock options granted under the Company’s 2004 Equity Incentive Plan, as well as changes in Redeemable Class A member interests, which were membership interests issued to the Predecessor’s employee members and recorded as a liability prior to May 16, 2007. On May 16, 2007, in connection with the Reorganization, the Redeemable Class A member interests were exchanged for shares of the Company’s common stock and reclassified as equity.

In accordance with generally accepted valuation practices for stock-based awards issued as compensation, the Company uses the Black-Scholes option-pricing model to calculate the fair value of all stock-based awards, although such models were originally developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock options and restricted stock units. The Black-Scholes model requires subjective assumptions regarding variables such as future stock price volatility, dividend yield and expected time to exercise, which greatly affect the calculated values.

Reclassification

Certain balances from prior years have been reclassified in order to conform to the current year presentation. The reclassifications had no impact on the Company’s financial position, net (loss) income or cash flows.

3. Recent Accounting Pronouncements

SFAS No. 157, Fair Value Measurements (“SFAS 157”)—In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, which will become effective for the Company on January 1, 2008. This standard establishes a consistent framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”) and expands disclosures with respect to fair value measurements. The Company is assessing SFAS 157 to determine the financial impact, if any, on the Company’s consolidated financial statements.

Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”)—In June 2006, the FASB issued FIN 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken on a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on May 16, 2007, the date the Company became subject to Federal and state income taxes. Its adoption did not have a material impact on the Company’s financial condition or results of operations.

SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”)— In February 2007, the FASB issued SFAS 159, which provides companies with an option to report selected financial assets and liabilities at fair value. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. In addition, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating SFAS 159 and has not yet determined the financial assets and liabilities, if any, for which the fair value option would be elected or the potential impact on the results of operations or financial condition if such election were made.

4. Securities and Other Investments

Marketable securities owned consist primarily of U.S. listed and over-the-counter equities, which are carried at market value. At June 30, 2007 and December 31, 2006, the cost basis of these securities was $14,334,808 and $11,592,593, respectively.

Marketable securities sold, but not yet purchased, represent obligations of the Company to deliver a specific security at a contracted price and thereby create a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions involve, to varying degrees, elements of market risk, as the Company’s ultimate obligation to satisfy the sale of securities sold, but not yet purchased, may exceed the amount currently recognized in the consolidated statements of financial condition. At June 30, 2007 and December 31, 2006, proceeds from securities sold, but not yet purchased were $11,587,766 and $7,193,997, respectively.

Included in other investments are investments in partnerships in which one of the Company’s subsidiaries is the investment manager and general partner. The Company accounts for these investments using the equity method as described in Note 2. The Company’s proportionate share of those investments was $25,927,314 and $12,368,724 at June 30, 2007 and December 31, 2006, respectively. In addition, other investments include two investments in funds managed by third parties, which are carried at $2,287,687 and $2,384,074 at June 30, 2007 and December 31, 2006, respectively. Other investments also include warrants which were carried at fair values of $343,799 and $491,725 at June 30, 2007 and December 31, 2006, respectively.

5. Fixed Assets

At June 30, 2007 and December 31, 2006, fixed assets consisted of the following:

	June 30, 2007	December 31, 2006
	Successor	Predecessor
Furniture and fixtures	$1,283,080	$1,247,728
Computer and office equipment	2,806,936	2,664,425
Leasehold improvements	2,268,978	2,268,978
Software	439,573	438,931
Less: accumulated depreciation	(4,715,780)	(3,994,660)

Total fixed assets, net	$2,082,787	$2,625,402

Depreciation expense for the quarter ended June 30, 2007 was $169,217 for the period of April 1, 2007 through May 15, 2007, $153,165 for the period of May 16, 2007 through June 30, 2007, and $430,795 for the quarter ended June 30, 2006. Depreciation expense for the six months ended June 30, 2007 was $525,734 for the period of January 1, 2007 through May 15, 2007, $153,165 for the period of May 16, 2007 through June 30, 2007, and $850,963 for the six months ended June 30, 2006.

6. Note Payable

On August 3, 2006, the Predecessor entered into a revolving note with City National Bank for up to $30.0 million, replacing a prior $10.0 million annual revolving note. Each draw bears interest at the prime rate less 1.25% annually or at LIBOR plus 1.25% annually, at the election of the Company, and the note expires on June 30, 2008. The Company paid a closing fee of $75,000 and pays an annual unused commitment fee of 0.25% payable quarterly in arrears. The Company has the option to extend the term of the revolving note by one year or to convert the outstanding balance to a three-year term loan. There are no periodic principal payments required for this facility until maturity. This facility is collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and JMPAM. There was no outstanding note balance at June 30, 2007.

7. Redeemable Class A Member Interests

Redeemable Class A member interests were issued to employees of the Predecessor or its subsidiaries, and were entitled to share in the operating profits of the Predecessor. Redeemable Class A member interests were identical in nature to Class A common interests issued to non-employee Class A common members, except that Class A common members were not subject to insider rules, as defined in the Operating Agreement. These insider rules provided, among other items, that the Predecessor could redeem the employee member’s interest in the Predecessor at any time, in whole or in part. In addition, the employee member could redeem his or her Redeemable Class A member interests in whole upon his or her resignation from providing services to the Predecessor. In either such case (and excluding terminations for cause or upon events of default), the redemption price would be either of the following at the Predecessor’s election: (i) the capital account balance of the employee member or (ii) the percent of “liquidation value” represented by such interest based on a valuation formula. Redeemable Class A member interests and Class A common interests combined represented a fixed percentage equal to 84.5% of the Predecessor’s membership interests. Increases and decreases in Redeemable Class A member interests resulted in offsetting decreases and increases in Class A common interests. As a result, Redeemable Class A member interests represented a variable percentage of the Predecessor’s total membership interests. Redeemable Class A member interests represented 68.3% and 74.8% of the Predecessor’s membership interests as of May 15, 2007 and December 31, 2006, respectively.

Redeemable Class A member interests were accounted for as stock-based compensation under SFAS 123 until December 31, 2005 and under SFAS 123R thereafter. Each holder of Redeemable Class A member interests was a party to the Operating Agreement, which provided that an employee member could elect to redeem all, but not less than all, of their Redeemable Class A member interests without the Predecessor’s consent in connection with such person’s resignation from the Predecessor. Because the redemption feature permitted the employee to avoid bearing the risks and rewards normally associated with equity share ownership for a reasonable period of time and gave the Predecessor no discretion to avoid transferring its cash or assets to the employee if the employee elected redemption, the Redeemable Class A member interests were classified as a liability by the Predecessor. The liability amount for the Redeemable Class A member interests was measured at each balance sheet date based on the redemption amounts for the Class A member interests. The redemption amount for an employee member was the amount the Predecessor was required to pay to an employee member upon resignation to redeem all his Redeemable Class A member interests as provided by the Operating Agreement. Management determined that member interests would be redeemed at an amount equal to the capital account of such employee member as maintained by the Predecessor. The pro rata share of the Predecessor’s income allocated to Redeemable Class A member interests and any additional changes in the redemption amount of Redeemable Class A member interests were recorded as “Income allocation and accretion—Redeemable Class A member interests” in the Predecessor’s Consolidated Statements of Income.

The following table summarizes the activity for the Redeemable Class A member interests for the period from January 1, through May 15, 2007 and for the year ended December 31, 2006:

Balance, December 31, 2005	$11,516,753
Contributions	4,643,527
Redemptions	(2,508,681)
Income allocation and accretion	10,663,934
Distributions	(11,401,764)

Balance, December 31, 2006	12,913,769
Contributions	2,375,442
Redemptions	(3,479,800)
Income allocation and accretion	117,418,274
Distributions	(18,018,158)
Liability to equity exchange	(111,209,527)

Balance, May 15, 2007	$—

In connection with the Reorganization, the Redeemable Class A member interests were exchanged for shares of the Company’s common stock and reclassified from liability to equity. The liability-to-equity exchange of the Redeemable Class A member interests required the Predecessor to mark the liability for the Redeemable Class A member interests to its fair market value and to record a non-cash expense related to the change in value. The Predecessor accounted for the exchange in its consolidated financial statements as follows:

•

The Predecessor recorded a one-time non-cash expense as a component of “Income allocation and accretion – Redeemable Class A member interests” equal to $112.9 million, which represented the difference between (a) the equity amount recorded for the shares of common stock issued in exchange for the Redeemable Class A member interests and (b) the carrying amount of the Redeemable Class A member interests prior to the Reorganization; and then

•

The Predecessor recorded additional equity equal to $111.2 million for the 10,109,957 shares of common stock exchanged for the Redeemable Class A member interests based on the initial public offering price of $11.00 per share.

8. Shareholders’ and Members’ Equity

Membership Classes and Capital Accounts Prior to the Reorganization

A capital account was maintained for each member of JMP Group LLC until the Reorganization on May 16, 2007. The account was increased by capital contributions, allocable share of net profit and any items of income or gain and decreased by distributions, allocable share of net loss and any items of expense or loss.

Class A Common Interests

Class A common interests were issued to non-employee members, some of whom converted their Series A Convertible Preferred Units into Class A common interests in April 2004, and were entitled to share in the operating profits of the Predecessor. Class A common interests and Redeemable Class A member interests combined represented a fixed percentage equal to 84.5% of the Predecessor’s membership interests. Increases and decreases in Class A common interests resulted in offsetting decreases and increases in Redeemable Class A member interests. As a result, Class A common interests represented a variable percentage of the Predecessor’s total membership interests. Class A common interests represented 16.2% and 9.7% of the Predecessor’s membership interests as of May 15, 2007 and December 31, 2006, respectively.

Class B Common Interests

On August 18, 2004, the Predecessor issued Class B common interests in a private offering to qualified institutional buyers and accredited investors. The Class B common interests outstanding were equal to 15.5% of the total outstanding membership interests of the Predecessor at the closing of the private offering. Class B common interests were identical in nature to Class A common interests, except for: (i) the anti-dilution provision, which provided that the Class B membership interests would not be reduced by additional issuances of Class A common interests or Redeemable Class A member interests, and (ii) demand registration rights which gave the holders of Class B common interests an annual vote to cause a corporate conversion of the Predecessor, which would have resulted in registration of the converted common interests with the SEC with subsequent listing on a national exchange or the over-the-counter market. Class B common interests represented 15.5% of the Predecessor’s membership interests as of May 15, 2007 and December 31, 2006.

Common Stock

Shares of JMP Holdings Inc. common stock were originally sold in a private offering in August 2004 to enable certain non-employee investors to invest through a corporate entity in the membership interests of JMP Group LLC. JMP Holdings in turn owned, as a member of JMP Group LLC, Class B common interests on a one-for-one basis for each share of common stock. The number of common shares of JMP Holdings issued and outstanding was 1,012,999 as of May 15, 2007 and December 31, 2006. Effective May 16, 2007, in connection with the Company’s initial public offering, the members of JMP Group LLC exchanged the outstanding membership interests of JMP Group LLC for shares of common stock of JMP Holdings, and JMP Holdings changed its name to JMP Group Inc. In the initial public offering, the Company sold and issued 7,199,864 shares of its common stock, raising $73.1 million of proceeds, net of the Company’s direct offering costs.

9. Stock-Based Compensation

On March 26, 2007, the board of directors adopted the JMP Group Inc. 2007 Equity Incentive Plan (“JMP Group 2007 Plan”), which was approved by the stockholders on April 12, 2007. JMP Group Inc. authorized the issuance of 4,000,000 shares of its common stock under this Plan. This amount may be increased by any shares JMP Group Inc. purchases on the open market, or through any share repurchase or share exchange program as well as any shares that may be returned to the JMP Group LLC 2004 Equity Incentive Plan (“JMP Group 2004 Plan”) as a result of forfeiture, termination or expiration of awards; not to exceed a maximum aggregate number of shares of 2,960,000 shares under the JMP Group 2004 Plan.

Stock Options

On July 18, 2006, a total of 50,000 options to purchase Class B common interests were granted to two employees who were not members of the Predecessor. The options have an exercise price of $12.50 per share, an exercise period of seven years and will vest and become exercisable 25% at each of the four subsequent anniversaries of the grant date. The fair value of the employee option grants has been estimated on the date of grant using the Black-Scholes Option Valuation methodology with the following assumptions: expected life of options of 4.70 years, risk-free interest rate of 5.10%, dividend yield of 4.4% and volatility of 28.0%. The dividend estimate was based on the recurring base dividend and special dividend estimated for 2006 and deemed to be representative for future periods. The Predecessor used the volatility of comparable public companies to estimate the volatility. The fair value of the options granted in July 2006 is $2.03 for each option or $101,500 for all options granted.

On December 19, 2006, a total of 1,370,000 options to purchase Class B common interests were granted to a number of employee members and non-members of the Predecessor. The options have an exercise price of $12.50 per share, and an exercise period of seven years. These options became vested and immediately exercisable on an accelerated basis in connection with the Reorganization. The fair value of each employee option grant was estimated on the grant date as $3.01 by using the Black-Scholes Option Valuation methodology with the following assumptions: expected life of options of 4.75 years, risk-free interest rate of 4.67%, dividend yield of 4.0% and volatility of 31.2%. The dividend estimate was based on the recurring base dividend and special dividend estimated for 2006 and deemed to be representative for future periods. The Predecessor used the volatility of comparable public companies to estimate the volatility.

On January 5, 2007, a total of 50,000 options to purchase Class B common interests were granted to several members and non-member employees of the Predecessor. The options have an exercise price of $12.50 per share, and an exercise period of seven years. These options became vested and immediately exercisable on an accelerated basis in connection with the Reorganization. The fair value of each employee option was estimated on the grant date as $3.01 by using the Black-Scholes Option Valuation methodology with the following assumptions: expected life of options of 4.75 years, risk-free interest rate of 4.67%, expected dividend yield of 4.0% and volatility of 31.2%.

On January 31, 2007, a total of 25,000 options to purchase Class B common interests were granted to a member employee of the Predecessor. The options have an exercise price of $12.50 per share, an exercise period of seven years. These options became vested and immediately exercisable on an accelerated basis in connection with the Reorganization. The fair value of each employee option was estimated on the grant date as $3.01 by using the Black-Scholes Option Valuation methodology with the following assumptions: expected life of options of 4.75 years, risk-free interest rate of 4.67%, expected dividend yield of 4.0% and volatility of 31.2%.

In connection with the Reorganization, all outstanding options to purchase Class B common interests were exchanged into options of the Successor’s common stock and the Company accelerated the vesting of 1,335,000 stock options granted in December 2006 and January 2007.

The following table summarizes the stock option activity for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007		2006
	Shares Subject to Option	Weighted Average Exercise Price	Shares Subject to Option	Weighted Average Exercise Price
Balance, beginning of period	2,639,940	$11.44	1,242,140	$10.16
Granted	75,000	$12.50	—	$—
Exercised	—	$—	—	$—
Forfeited	(232,100)	$11.18	(1,850)	$10.00
Expired	—	$—	—	$—

Balance, end of period	2,482,840	$11.50	1,240,290	$10.16

Options exercisable at end of period	1,671,934	$12.15	50,000	$15.00

As of June 30, 2007
Options Outstanding					Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Average Intrinsic Value
$10- $15	2,482,840	7.23	$11.50	$471,528	1,671,934	6.70	$12.15	$129,120

In accordance with the requirements of SFAS 123R and FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, the Successor and the Predecessor recognize stock-based compensation expense for stock options over the graded vesting period of the options using the accelerated attribution method, resulting in compensation expense as follows:

Three Months Ended June 30, 2007		Three Months Ended June 30, 2006	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
April 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007		January 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007
Predecessor	Successor	Predecessor	Predecessor	Successor	Predecessor
$ 177,837	$3,219,512	$20,943	$740,120	$3,219,512	$42,174

Included in compensation expense in the table above is stock-based compensation expense of $3,211,835 that the Successor recognized during the quarter ended June 30, 2007, resulting from the acceleration of the vesting of 1,335,000 stock options in connection with the initial public offering.

As of June 30, 2007, there was $155,081 of unrecognized compensation expense related to stock options expected to be recognized over a weighted average period of 2.52 years.

Restricted Stock Units

Upon pricing of its initial public offering, the Company granted to a broad group of its employees and each of its independent directors restricted stock units (“RSUs”) with respect to which an aggregate of 1,931,060 shares of the Company’s common stock are deliverable. Awards granted under the JMP Group 2004 Plan totaled 431,060 units and awards granted under the JMP Group 2007 Plan totaled 1,500,000 units.

At the time of the initial public offering, 38,642 RSUs vested immediately, with the remaining 1,892,418 RSUs vesting over four years. The RSUs granted to employees will vest 25%, 35% and 40% on the second, third and fourth anniversary of the initial public offering, respectively. Such vesting is subject to the employees’ continued employment with the Company, but will vest earlier in the event of a change in control or corporate transaction. The RSUs granted to the independent directors vested 33% on date of the initial public offering, and will vest 33% on each of the subsequent two anniversaries of the date of the initial public offering.

The Predecessor recorded $76,129 and the Successor recorded $1,168,481, respectively, in non-cash compensation expense for the three and six month periods ended June 30, 2007 in conjunction with the award of restricted stock units. The fair value of RSUs was based on the initial public offering price of $11.00 and discounted for future dividends expected not to be received by unvested RSUs over the vesting period.

As of June 30, 2007, there was $18.5 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 3.84 years.

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2007:

	Six Months Ended June 30, 2007	Weighted Average Grant Date Fair Value
Balance, beginning of period	—	$—
Granted	1,931,060	$10.43
Vested	(38,642)	$10.43
Forfeited	(2,210)	$10.43

Balance, end of period	1,890,208	$10.43

As a result of the vesting of 38,642 restricted stock units, the Company recognized current tax benefits of $173,196.

10.	Net Income per Share of Common Stock and Net (Loss) Income per Unit Attributable to Class A and Class B Common Interests

The Company calculates its net income per share, and the Predecessor calculated its net (loss) income per unit attributable to Class A and Class B common interests, in accordance with SFAS 128, Earnings per Share.

Basic net income per share for the Company is calculated by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share is calculated by adjusting the weighted average number of outstanding shares to reflect the potential dilutive impact as if all potentially dilutive stock options or restricted stock units were exercised or converted.

Basic net (loss) income per unit for the Predecessor is calculated by dividing net (loss) income attributable to Class A and Class B common interests by the weighted average number of units of Class A and Class B common interests outstanding for the reporting period. Diluted net (loss) income per unit is computed similarly, except that it reflects the potential dilutive impact that would occur if potentially dilutive securities were exercised or converted into membership interests. To determine an average market price for applying the treasury stock method, the Predecessor estimated the fair market value of the Predecessor’s Class B common interests based on trades of Class B common interests between third parties and earnings multiples of publicly traded comparables.

In August 2004, the Predecessor issued 2,300,000 units of Class B common interests in a private offering, which represented 15.5% of the Predecessor’s membership interests. Because there is a direct relationship between the number of Class B common interests outstanding and the ownership percentage in the Predecessor’s equity, it was possible to determine the number of units associated with the Class A common interests outstanding. As a result, the Predecessor was able to determine net (loss) income per unit, based on an implied number of Class A common interests and an existing number of Class B common interests outstanding. Pursuant to SFAS 128, Earnings per Share, paragraph 133 and SEC Staff Accounting Bulletin Topic 4-C, the Predecessor has reflected this capital structure for purposes of determining net (loss) income per unit in all periods presented.

The computations of basic and diluted net income per share and basic and diluted net (loss) income per unit for the three months ended June 30, 2007 and 2006 are shown in the table below:

	Three Months Ended June 30, 2007
	April 1, 2007 through May 15, 2007		May 16, 2007 through June 30, 2007	Three Months Ended June 30, 2006
	Predecessor		Successor	Predecessor
	Class A Common	Class B Common		Class A Common	Class B Common
Numerator:
Net (loss) income	$(57,341,971)	$(55,180,625)	$2,766,052	$432,337	$694,271

Denominator:
Basic weighted average Class A and Class B common units outstanding	2,390,088	2,300,000		1,432,255	2,300,000

Basic weighted average shares outstanding			22,025,341

Effect of potential dilutive securities:
Options to purchase Class B common interests	—	—	—	—	—
Options to purchase common shares	—	—	52,084	—	—
Restricted stock units	—	—	113,788	—	—
			—

Diluted weighted average Class A and Class B common units outstanding	2,390,088	2,300,000		1,432,255	2,300,000

Diluted weighted average shares outstanding			22,191,213

Net (loss) income per unit attributable to Class A and Class B common interests
Basic	$(23.99)	$(23.99)		$0.30	$0.30
Diluted	$(23.99)	$(23.99)		$0.30	$0.30

Net income per share
Basic			$0.13
Diluted			$0.12

Options to purchase 1,458,333 and 1,242,140 Class B common interests for the period from April 1 through May 15, 2007 and the three months ended June 30, 2006, respectively, as well as stock options to purchase 1,435,000 shares of common stock for the period from May 16 through June 30, 2007 were non-dilutive and, therefore, were not included in the computation of diluted common units or diluted common shares outstanding.

The computations of basic and diluted net income per share and net (loss) income per unit for the six months ended June 30, 2007 and 2006 are shown in the table below:

	Six Months Ended June 30, 2007
	January 1, 2007 through May 15, 2007		May 16, 2007 through June 30, 2007	Six Months Ended June 30, 2006
	Predecessor		Successor	Predecessor
	Class A Common	Class B Common		Class A Common	Class B Common
Numerator:
Net (loss) income	$(56,860,528)	$(54,836,785)	$2,766,052	$590,399	$948,348

Denominator:
Basic weighted average Class A and Class B common units outstanding	2,384,881	2,300,000		1,432,255	2,300,000

Basic weighted average shares outstanding			22,025,341

Effect of potential dilutive securities:
Options to purchase Class B common interests	—	—	—	—	—
Options to purchase common shares	—	—	52,084	—	—
Restricted stock units	—	—	113,788	—	—
			—

Diluted weighted average Class A and Class B common units outstanding	2,384,881	2,300,000		1,432,255	2,300,000

Diluted weighted average shares outstanding			22,191,213

Net (loss) income per unit attributable to Class A and Class B common interests
Basic	$(23.84)	$(23.84)		$0.41	$0.41
Diluted	$(23.84)	$(23.84)		$0.41	$0.41

Net income per share
Basic			$0.13
Diluted			$0.12

Options to purchase 1,474,677 and 1,241,215 Class B common interests for the period from January 1 through May 15, 2007 and the six months ended June 30, 2006, respectively, as well as stock options to purchase 1,435,000 shares of common stock for the period from May 16 through June 30, 2007 were non-dilutive and, therefore, were not included in the computation of diluted common units or diluted common shares outstanding.

11. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the United States Internal Revenue Service. There were no contributions by the Company during the six months ended June 30, 2007 and 2006.

12. Income Taxes

Prior to the Reorganization, all income and losses of JMP Group LLC, the Predecessor, were reportable by the individual members of JMP Group LLC in accordance with the Internal Revenue Code of the United States and, as required under generally accepted accounting principles, the U.S. federal and state income taxes payable by the members based upon their share of JMP Group LLC’s net income have not been reflected in the accompanying financial statements for periods prior to the Reorganization. JMP Holdings Inc., being a C-Corporation from its inception in August 2004, was subject to U.S. federal and state income taxes on its taxable income, and, in accordance with Statement of Financial Standards No. 109, Accounting for Income Taxes (“SFAS 109”), accounted for income taxes in its separate financial statements. SFAS 109 requires the recognition of deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax bases of the Company’s assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

As a result of the Reorganization, JMP Group Inc. (formerly JMP Holdings Inc.) succeeded to the business of the Predecessor. The Company is subject to U.S. federal and state income taxes on all taxable income earned subsequent to May 15, 2007 by JMP Group LLC and its subsidiaries. As a result of the Reorganization, upon the change of tax status of JMP Group LLC from a partnership to a wholly-owned disregarded entity of the Company, the Company recognized a one-time tax benefit of $4,316,892 in connection with the establishment of net deferred tax items of $10,739,292. For the three and six month periods ended June 30, 2007, we recorded a total tax provision benefit of $5,338,839, which included the one-time tax benefit.

The components of the Successor’s benefit from income taxes for the period ended June 30, 2007 are as follows:

May 16, 2007 through June 30, 2007
Successor
Federal	$—
State	—

Total current benefit	—
Federal	(4,578,288)
State	(760,551)

Total deferred benefit	(5,338,839)

Total benefit from income taxes	$(5,338,839)

A reconciliation of the statutory U.S. federal income tax rate to the Successor’s effective tax rate for the period ended June 30, 2007 is as follows:

May 16, 2007 through June 30, 2007
Successor
Tax at federal statutory tax rate	35.00%
State income tax, net of federal tax benefit	5.75%
Adjustment for permanent items	-1.02%

Rate before one-time events	39.73%
Deferred tax recognized upon JMP Group LLC’s tax status change	167.79%

Effective tax rate	207.52%

As of June 30, 2007, the components of deferred tax assets and liabilities are as follows:

June 30, 2007
Successor
Deferred tax assets:
Accrued compensation and related expenses	$99,102
Equity based compensation	2,048,308
Depreciation and amortization	160,589
Reserves and allowances	400,439
Net unrealized capital losses	770,959
Net operating loss carryforward (1)	2,891,015
Other	13,960

Total deferred tax assets	6,384,372
Deferred tax liabilities:
Investment in partnerships	(802,600)

Total deferred tax liabilities	(802,600)
Valuation allowance	—

Net deferred tax assets (2)	$5,581,772

(1)	The net operating loss carryforward is attributable to the Successor’s loss, excluding minority interest and before income tax benefit, for the period from May 16, 2007 through June 30, 2007.
(2)	The Successor had a net deferred tax asset balance of $242,933 on May 16, 2007.

The Company adopted FIN 48 on May 16, 2007, the date the Company became subject to Federal and state income taxes. Its adoption did not have a material impact on the Company’s financial condition or results of operations.

13. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts and New York under various operating leases. Rental expense for the quarter ended June 30, 2007 was $233,383 for the period of April 1, 2007 through May 15, 2007, $233,277 for the period of May 16, 2007 through June 30, 2007 and $466,823 for the quarter ended June 30, 2006. Rental expense for the six months ended June 30, 2007 was $699,774 for the period of January 1, 2007 through May 15, 2007, $233,277 for the period of May 16, 2007 through June 30, 2007, and $913,599 for the six months ended June 30, 2006.

The California and New York leases included a period of free rent at the start of the lease for seven months and three months, respectively. Rent expense is recognized over the entire lease uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

July 1, 2007 through December 31, 2007	$902,948
2008	1,962,938
2009	2,250,368
2010	2,250,368
2011	1,625,711

$8,992,333

In connection with its underwriting activities, JMP Securities enters into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. At June 30, 2007, JMP Securities had no open underwriting commitments.

The securities owned and the restricted cash as well as the cash held by the clearing broker, may be used to maintain margin requirements. At June 30, 2007 and December 31, 2006, the Company had $255,336 of cash on deposit, respectively, with JMP Securities’ clearing broker. Furthermore, the securities owned may be hypothecated or borrowed by the clearing broker.

The Company has committed $10,260,000 in capital to JMPRT, of which, as of June 30, 2007, a total of $2,052,000 had been drawn. On July 9, 2007, JMPRT called an additional $2,052,000 from the Company, which was paid on July 19, 2007. On August 7, 2007, JMPRT called an additional $6,156,000, which will be paid on or about August 14, 2007. When this payment is made, the Company’s commitment to JMPRT will be fully funded. The Company has an additional capital commitment of $245,965 related to its investment in a private investment fund.

14. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $24,311,578 and $33,936,970, which were $23,717,078 and $33,420,970 in excess of the required net capital of $594,500 and $516,000 at June 30, 2007 and December 31, 2006, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.12 to 1 and 0.10 to 1 at June 30, 2007 and December 31, 2006, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 of the Securities and Exchange Commission.

15. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for partnerships and offshore investment companies in which it also owns an investment. Base management fees from these activities were $683,032 and $1,324,259, and $665,502 and $1,492,334 for the three and six months ended June 30, 2007 and 2006, respectively. Also, JMPAM earned incentive fees of $209,883 and $472,410 and $35,445 and $35,445 from these partnerships and offshore investment companies for three and six months ended June 30, 2007 and 2006, respectively.

16. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at June 30, 2007 had settled with no resulting liability to the Company. For the three and six months ended June 30, 2007 and 2006, the Company did not have a loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of June 30, 2007.

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

17. Litigation

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

18. Financial Instruments with Off-Balance Sheet Risk, Credit Risk or Market Risk

The majority of the Company’s transactions, and consequently the concentration of its credit exposure, is with its clearing broker. The clearing broker is also the primary source of short-term financing for the Company, which is collateralized by cash and securities owned by the Company and held by the clearing broker. The Company’s securities owned may be pledged by the clearing broker. In addition, as of June 30, 2007 and December 31, 2006, the Company held cash at the clearing broker and the prime broker in the amount of $82,712,096 and $50,372,618, respectively. The receivable from the clearing broker represents amounts receivable in connection with the trading of proprietary positions.

The Company is also exposed to credit risk from other brokers, dealers and other financial institutions with which it transacts business. In the event that counterparties do not fulfill their obligations, the Company may be exposed to credit risk.

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

19. Business Segments

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

The Company’s segment information for the three and six month periods ended June 30, 2007 and 2006 was prepared using the following methodology:

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

The Company evaluates segment results based on revenue and segment operating income before minority interest and taxes.

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	April 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007		January 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007
	Predecessor	Successor	Predecessor	Predecessor	Successor	Predecessor
Broker-Dealer
Revenues	$9,696,521	$11,926,538	$22,982,601	$30,114,149	$11,926,538	$40,637,262
Operating expenses	7,690,734	14,249,307	18,160,393	24,013,904	14,249,307	33,469,772

Segment operating income	$2,005,787	$(2,322,769)	$4,822,208	$6,100,245	$(2,322,769)	$7,167,490

Segment assets	N/A	$108,632,362	$61,207,066	N/A	$108,632,362	$61,207,066
Asset Management
Revenues	$761,873	$729,199	$1,458,761	$2,257,862	$729,199	$2,578,133
Operating expenses	764,087	1,053,680	1,597,282	1,925,177	1,053,680	2,480,504

Segment operating income	$(2,214)	$(324,481)	$(138,521)	$332,685	$(324,481)	$97,629

Segment assets	N/A	$48,989,665	$20,364,667	N/A	$48,989,665	$20,364,667
Corporate
Operating expenses	$114,494,259	$—	$3,554,147	$117,962,855	$—	$5,723,440
Consolidated Entity
Revenues	$10,458,394	$12,655,737	$24,441,362	$32,372,011	$12,655,737	$43,215,395
Operating expenses	122,949,080	15,302,987	23,311,822	143,901,936	15,302,987	41,673,716

(Loss) income before income tax benefit and minority interest	$(112,490,686)	$(2,647,250)	$1,129,540	$(111,529,925)	$(2,647,250)	$1,541,679

Total assets	N/A	$157,622,027	$81,571,733	N/A	$157,622,027	$81,571,733

20. Subsequent Events

On July 9, 2007, JMPRT called an additional $2,052,000 from the Company, which was paid on July 19, 2007. On August 7, 2007, JMPRT called the balance of commitments which will result in the payment by the Company of an additional $6,156,000 to be paid on or about August 14, 2007. Such payment will fully satisfy the Company’s previously described commitment to JMPRT of $10,260,000.

On August 7, 2007, the Company’s board of directors declared a cash dividend of $0.025 per share of common stock for the second quarter of 2007 to be paid on August 30, 2007 to common shareholders of record on August 23, 2007. This amount represents a prorated quarterly dividend for the period from the Company’s initial public offering on May 16, 2007 through June 30, 2007, based upon a quarterly dividend rate of $0.05 per share. The total amount of the dividend to be paid is $550,634.

On August 7, 2007, the Company’s board of directors authorized the repurchase of up to one million shares of the Company’s outstanding common stock during the next twelve months. The approval of this program authorizes, but does not commit, the Company to repurchase shares of its common stock. Repurchases may be made in open market or private transactions. The repurchase program is, among other factors, intended to reduce the dilutive effect of the Company’s equity compensation programs.

The timing and amount of any repurchases will be determined by JMP management based on its evaluation of market conditions, the relative attractiveness of other deployment activities, regulatory considerations and other factors. Any open market stock repurchase activities will be conducted in compliance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company may otherwise be prohibited from doing so under insider trading laws. This program may be suspended or discontinued at any time.

21. Pro Forma Financial Information

As described below and elsewhere in this quarterly report on Form 10-Q, the historical results of operations for periods prior to May 16, 2007, the date of the Reorganization, are not comparable to results of operations for subsequent periods. Accordingly, management believes that the inclusion of pro forma financial information is useful to compare the results of the Company prior and subsequent to the Reorganization, as though the Company had operated as a C-Corporation for the periods presented. This pro forma financial information is not intended to represent, and should not be considered more meaningful than, or as an alternative to, measures determined in accordance with GAAP.

The following unaudited condensed consolidated pro forma statements of net (loss) income for the three and six-month periods ended June 30, 2007 present the consolidated results of operations of JMP Group Inc. assuming that the Reorganization described under “Organization and Description of Business” had been completed as of the close of business on December 31, 2006. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of the reorganization transactions on the historical financial information of JMP Group Inc. The adjustments are described in the notes to the unaudited condensed consolidated pro forma statements of net (loss) income.

The pro forma adjustments for the Reorganization principally give effect to the following items:

•

The add-back of the income allocation and accretion expense related to Redeemable Class A member interests which would not have been recorded if the Redeemable Class A member interests had been converted into common stock in connection with the Reorganization as of the close of business on December 31, 2006.

•	The add-back of interest expense related to Redeemable Class A member interests because, as a corporation, the Company no longer pays any interest on prior employee members’ capital.

•	An adjustment for income tax expense as if the Company had been a corporation for the periods presented, at an assumed combined federal, state and local income tax rate of 42%.

•	The assumed exchange of Redeemable Class A member interests and Class A and Class B common interests into common stock of the Company in accordance with the Operating Agreement.

The unaudited condensed consolidated pro forma financial information of JMP Group Inc. should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the JMP Group Inc. historical financial statements and related notes included elsewhere in this Form 10-Q.

The unaudited condensed consolidated pro forma financial information is included for informational purposes only and does not purport to reflect the results of operations that would have occurred had we operated as a public company during the periods presented. The unaudited condensed consolidated pro forma financial information also does not project the results of operations for any future period or date.

JMP GROUP INC.

Condensed Consolidated Pro Forma

Statement of Net (Loss) Income

For The Three Months Ended June 30, 2007

(Unaudited)

	April 1, 2007 through May 15, 2007					May 16, 2007 through June 30, 2007				Three Months Ended June 30, 2007
	Historical	Pro Forma Adjustments For the Reorganization		Pro Forma, as Adjusted For the Reorganization		Historical	Pro Forma Adjustments For the Reorganization		Pro Forma, as Adjusted For the Reorganization	Pro Forma, as Adjusted For the Reorganization
	Predecessor					Successor				Predecessor Successor Combined *
Total revenues	$10,458,394	$—		$10,458,394		$12,655,737	$—		$12,655,737	$23,114,131

Expenses:
Compensation and benefits	5,562,436			5,562,436		11,745,347			11,745,347	17,307,783
Income allocation and accretion - Redeemable Class A member interests	114,368,739	(114,368,739	)(1)	—		—	—		—	—
Administration	765,683			765,683		879,913			879,913	1,645,596
Brokerage, clearing and exchange fees	550,527			550,527		606,782			606,782	1,157,309
Interest and dividend expense	178,936	(125,520	)(2)	53,416		59,306			59,306	112,722
Other expenses	1,522,759			1,522,759		2,011,639			2,011,639	3,534,398

Total expenses	122,949,080	(114,494,259)		8,454,821		15,302,987	—		15,302,987	23,757,808

Income before income taxes and minority interest	(112,490,686)	114,494,259		2,003,573		(2,647,250)	—		(2,647,250)	(643,677)
Provision for income taxes/ (Income tax benefit)	—	841,501	(3)	841,501		(5,338,839)	4,226,994	(3)	(1,111,845)	(270,344)
Minority interest	31,910	—		31,910		(74,463)	—		(74,463)	(42,553)

Net (loss) income	$(112,522,596)	$113,652,758		$1,130,162		$2,766,052	$(4,226,994)		$(1,460,942)	$(330,780)

Net income per share of common stock:
Basic – pro forma				$0.08		$0.13			$(0.07)	$(0.02)
Diluted – pro forma				$0.08		$0.12			$(0.07)	$(0.02)

Weighted average shares of common stock outstanding:
Basic - pro forma				14,800,035	(4)	22,025,341 (4)			22,025,341 (4)	18,492,969 (4)
Diluted - pro forma				14,878,769	(4)	22,191,213 (4)			22,191,213 (4)	18,616,240 (4)

*	Represents aggregate Successor and Predecessor results for the period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Successor and Predecessor results.

JMP GROUP INC.

Condensed Consolidated Pro Forma

Statement of Net (Loss) Income

For The Six Months Ended June 30, 2007

(Unaudited)

	January 1, 2007 through May 15, 2007					May 16, 2007 through June 30, 2007				Six Months Ended June 30, 2007
	Historical	Pro Forma Adjustments For the Reorganization		Pro Forma, as Adjusted For the Reorganization		Historical	Pro Forma Adjustments For the Reorganization		Pro Forma, as Adjusted For the Reorganization	Pro Forma, as Adjusted For the Reorganization
	Predecessor					Successor				Predecessor/ Successor Combined *
Total revenues	$32,372,011	$—		$32,372,011		$12,655,737	$—		$12,655,737	$45,027,748

Expenses:
Compensation and benefits	18,393,339			18,393,339		11,745,347			11,745,347	30,138,686
Income allocation and accretion - Redeemable Class A member interests	117,418,274	(117,418,274	)(1)	—		—			—	—
Administration	1,770,553			1,770,553		879,913			879,913	2,650,466
Brokerage, clearing and exchange fees	1,689,174			1,689,174		606,782			606,782	2,295,956
Interest and dividend expense	683,114	(544,581	) (2)	138,533		59,306			59,306	197,839
Other expenses	3,947,482			3,947,482		2,011,639			2,011,639	5,959,121

Total expenses	143,901,936	(117,962,855)		25,939,081		15,302,987	—		15,302,987	41,242,068

Income before income taxes and minority interest	(111,529,925)	117,962,855		6,432,930		(2,647,250)	—		(2,647,250)	3,785,680
Provision for income taxes/ (Income tax benefit)	—	2,701,831	(3)	2,701,831		(5,338,839)	4,226,994	(3)	(1,111,845)	1,589,986
Minority interest	167,388	—		167,388		(74,463)	—		(74,463)	92,925

Net (loss) income	$(111,697,313)	$115,261,024		$3,563,711		$2,766,052	$(4,226,994)		$(1,460,942)	$2,102,769

Net income per share of common stock:
Basic – pro forma				$0.24		$0.13			$(0.07)	$0.13
Diluted – pro forma				$0.24		$0.12			$(0.07)	$0.13

Weighted average shares of common stock outstanding:
Basic – pro forma				14,800,035	(4)	22,025,341 (4)			22,025,341 (4)	16,646,502	(4)
Diluted – pro forma				14,905,435	(4)	22,191,213 (4)			22,191,213 (4)	16,767,356	(4)

*	Represents aggregate Successor and Predecessor results for the period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Successor and Predecessor results.

JMP GROUP INC.

Notes to Condensed Consolidated Pro Forma Statement of Net (Loss) Income

(Unaudited)

(1)	As a limited liability company, income and paid profit distributions of the Predecessor were allocated based on the pro rata ownership percentage to the holders of the Redeemable Class A member interests. In connection with the Reorganization, the Redeemable Class A member interests were exchanged into shares of the Company’s common stock and reclassified from liability to equity. Hence, the Company will no longer incur income allocation and accretion expense, and will no longer pay pro rata profit distributions to the prior holders of the Predecessor’s membership interests, but instead will pay dividends, if any, to all its shareholders.

The Predecessor’s Redeemable Class A member interests had been accounted for as a liability as required by SFAS 123R, prior to the Reorganization. In connection with the liability-to-equity modification of the Redeemable A member interests, the Predecessor was required to mark the interests to its fair market value. Marking the Redeemable A member interests to fair market value resulted in a one-time non-cash expense of $112.9 million, which was charged to “Income allocation and accretion - Redeemable Class A member interests” on the books of the Predecessor. This expense represented the difference between (a) the equity amount recorded for the 10,109,957 shares of common stock issued in exchange for the Redeemable Class A member interests and (b) the carrying amount of the Redeemable Class A member interests prior to the Reorganization.

In addition to the one-time non-cash expense, income allocation and accretion - Redeemable Class A member interests includes $1.5 million and $4.5 million for the three months and six months ended June 30, 2007, respectively, related to the Predecessor income allocated to the Redeemable Class A member interests.

(2)	As a limited liability company, the Predecessor made interest payments based on contributed capital to the holders of the Redeemable Class A member interests. As a corporation, the Redeemable Class A member interests were exchanged into shares of the Company’s common stock and the Company will therefore no longer make interest payments to the holders of the Redeemable Class A member interests.

(3)	As a limited liability company, the Predecessor was not subject to income taxes. An adjustment has been made to include assumed income taxes for the Company at an effective tax rate of 42%, reflecting assumed federal, state and local income taxes.

(4)	For purposes of the pro forma income per share calculation, the weighted average shares outstanding, basic and diluted, are calculated based on:

	Three Months Ended June 30, 2007					Six Months Ended June 30, 2007
	April 1, 2007 through May 15, 2007		May 16, 2007 through June 30, 2007		Pro Forma Combined	January 1, 2007 through May 15, 2007		May 16, 2007 through June 30, 2007		Pro Forma Combined
	Predecessor		Successor			Predecessor		Successor
Weighted-average basic shares outstanding	14,800,035	(a)	22,025,341		18,492,969	14,800,035	(a)	22,025,341		16,646,502

Effect of potential dilutive securities:
Options to purchase Class B common interests	78,734	(b)	—		38,492	105,400	(b)	—		78,464
Options to purchase common shares	—		52,084	(c)	26,621	—		52,084	(c)	13,311
Restricted stock units	—		113,788	(d)	58,158	—		113,788	(d)	29,079

Weighted-average diluted shares outstanding	14,878,769		22,191,213		18,616,240	14,905,435		22,191,213		16,767,356

(a)	Reflects an adjustment for the issuance of shares of the Company’s common stock to members of JMP Group LLC in exchange for their respective membership interests in the Reorganization. The 2,300,000 basic units of Class B common interests outstanding represented 15.5% of the Predecessor’s ownership and were exchanged into common shares of the Company at an exchange ratio of one-for-one. Class A common interests and Redeemable Class A member interests are assumed to be exchanged into common shares of the Company by applying the same one-for-one exchange ratio to the respective ownership percentages represented by such interests.

(b)	Diluted shares outstanding include the dilutive impact of 2,482,840 options to acquire Class B common interests converted at a one-for-one ratio for options to acquire shares of the Company’s common stock.

(c)	Diluted shares outstanding include the dilutive impact of 2,482,840 options to acquire the Company’s common stock.

(d)	Diluted shares outstanding include the dilutive impact of 1,931,060 restricted stock units granted in connection with the initial public offering.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read together with the unaudited consolidated financial statements and the related notes included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, refer to the MD&A for the fiscal year ended December 31, 2006 contained in our Registration Statement on Form S-1 (Commission File No. 333-140689).

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

Overview

•	We are a full-service investment banking and asset management firm headquartered in San Francisco. We have a diversified business model with a focus on small and middle-market companies and provide:

•	investment banking, including corporate finance, mergers and acquisitions and other strategic advisory services, to corporate clients;

•	sales and trading, and related brokerage services to institutional investors;

•	proprietary equity research in our six target industries; and

•	asset management products and services to institutional investors, high net-worth individuals and for our own account.

Corporate Reorganization

Prior to May 16, 2007 the Company had conducted its business through a multi-member Delaware limited liability company, JMP Group LLC, or the Predecessor, pursuant to its Third Amended and Restated Limited Liability Company Operating Agreement dated as of August 18, 2004, as amended, or the Operating Agreement. One of JMP Group LLC’s members, JMP Holdings Inc., was established in August 2004 to enable investors to invest through a corporate entity in the membership interests of JMP Group LLC. Shares of common stock of JMP Holdings were issued in a private offering in August 2004. JMP Holdings’ only significant asset until May 16, 2007 was its investment in JMP Group LLC, comprised of the member interests of JMP Group LLC purchased with the net proceeds received from issuance of JMP Holdings’ common stock.

In connection with its initial public offering, JMP Holdings changed its name to JMP Group Inc., and effective May 16, 2007, members of JMP Group LLC exchanged the outstanding membership interests of JMP Group LLC for shares of common stock of JMP Holdings Inc. As a result of the exchange, JMP Group LLC became JMP Group Inc.’s wholly-owned subsidiary and JMP Group Inc., or the Successor, completed its initial public offering on May 16, 2007. This corporate reorganization (“Reorganization”) is described in greater detail in the Registration Statement on Form S—1 (File No. 333-140689) filed with the Securities and Exchange Commission in connection with the initial public offering.

Predecessor and Successor

We have presented our historical financial results for the Predecessor and the Successor in the financial statements for the periods before and after the Reorganization on May 16, 2007. Despite the separate presentation, there were no material changes to the actual operations or customer relationships of our business as a result of the exchange of the membership interests of the Predecessor for shares of common stock of the Successor and the initial public offering of the Successor.

As the core operations of the Company have not changed as a result of the Reorganization, when evaluating our results of operations and financial performance, our management views the three and six months ended June 30, 2007 as a single measurement period, rather than the two separate periods that are required to be reported under GAAP. We believe that comparisons between the Predecessor’s results for the three and six months ended June 30, 2006 and either the Predecessor’s results for the period from January 1, 2007 to May 15, 2007 or the Successor’s results for the period from May 16, 2007 to June 30, 2007, may not provide users of our financial statements with all the information they may need to fully understand our operating and cash flow performance. Consequently, to enhance the analysis of our operating results and cash flows, we have presented the operating results and cash flows of the Predecessor for the three and six months ended June 30, 2006 and of the Predecessor and Successor on a combined basis for the three and six month periods ended June 30, 2007. This combined presentation for the three and six months ended June 30, 2007 represents a non-GAAP mathematical addition of the pre-reorganization results of operations and statements of cash flow of the Predecessor for the period from January 1, 2007 to May 15, 2007 and the results of operations and statements of cash flow of the Successor for the period from May 16, 2007 to June 30, 2007. The Successor conducted no material operational activities from the date of formation of JMP Holdings Inc. until the combination with JMP Group LLC on May 16, 2007. We believe that the combined presentation provides additional information investors can use to conduct a meaningful comparison of operating results and cash flows between periods. A reconciliation showing the mathematical combination of our operating results for such periods is included below under the headings “Results of Operations” and “Liquidity and Capital Resources.”

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

Strategic Advisory Revenues

Our strategic advisory revenues primarily include success fees on closed merger and acquisition transactions, as well as retainer fees, earned in connection with advising both buyers’ and sellers’ transactions. We also earn fees for related advisory work and other services such as providing fairness opinions and valuation analyses. We record strategic advisory revenues when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially complete, the fees are determinable and collection is reasonably assured.

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

Brokerage Revenues

Our brokerage revenues include commissions paid by customers from brokerage transactions in exchange-listed and over-the-counter, or OTC, equity securities. Commissions are recognized on a trade date basis. Brokerage revenues also include net trading gains and losses that result from market making activities and from our commitment of capital to facilitate customer transactions. Our brokerage revenues may vary between periods, in part depending on commission rates, trading volumes and our ability to continue to deliver research and other value-added services to our clients. The ability to execute trades electronically, through the Internet and through other alternative trading systems has increased pressure on trading commissions and spreads. We expect this trend toward alternative trading systems and pricing pressures in our brokerage business to continue. We are, to some extent, compensated through brokerage commissions for the value of research and other value added services we deliver to our clients. These “soft dollar” practices have been the subject of discussion among regulators, the investment banking community and our sales and trading clients. In particular, commission sharing arrangements have been adopted by some large institutional investors. In these arrangements, these institutional investors concentrate their trading with fewer “execution” brokers and pay a fixed amount for execution with an additional amount set aside for payments to other firms for research or other brokerage services. Accordingly, we may experience reduced (or eliminated) trading volume with such investors but may be compensated for our research and sales efforts through allocations of the designated amounts. Depending on the extent to which we adopt this practice and depending on our ability to reach arrangements on terms acceptable to us, this trend would likely impair the revenues and profitability of our commission business by negatively affecting both volumes and trading commissions in our commission business.

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

Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole and our core sectors. These conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another.

In addition, employees typically pay one-half the amount of fees charged to outside limited partners, and portfolio managers do not pay any fees with regard to their investments in the funds they manage.

The following table presents certain information with respect to the investment funds managed by JMPAM:

	Company’s Share of Net Asset Value at
	June 30, 2007	December 31,2006
	Successor	Predecessor
Funds Managed by JMPAM:
Hedge Funds:
Harvest Opportunity Partners II	$9,037,069	$6,464,500
Harvest Value Income Plus	3,251,193	2,247,237
Harvest Small Cap Partners	9,496,127	3,073,844
Harvest Consumer Partners *	2,889,339	889,169
Harvest Technology Partners *	1,574,628	546,415
Funds of Funds:
JMP Masters Fund	3,142,925	583,143
JMP Emerging Masters Fund	1,000,000	—
REIT:
JMP Realty Trust *	2,010,378	2,059,714

Total funds managed by JMPAM	$32,401,659	$15,864,022

*	The Company’s share of net asset value in HTP, HCP and JMPRT is consolidated in the Company’s Statements of Financial Condition, net of minority interest.

	Three Months Ended June 30, 2007
	Company’s Share of Change in Fair Value		JMPAM Management Fee		JMPAM Incentive Fee
	April 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007	April 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007	April 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007
	Predecessor	Successor	Predecessor	Successor	Predecessor	Successor
Hedge Funds:
Harvest Opportunity Partners II	$45,294	$(74,382)	$157,647	$156,569	$—	$177
Harvest Value Income Plus	67,824	(40,545)	16,166	15,717	—	5,825
Harvest Small Cap Partners	149,548	310,272	33,716	42,766	—	203,595
Harvest Consumer Partners *	5,438	(32,499)	2,521	2,520	21	—
Harvest Technology Partners *	(4,421)	(15,250)	1,629	1,629	—	—
Funds of Funds:
JMP Masters Fund	33,941	8,940	98,034	109,118	—	—
JMP Emerging Masters Fund	—	—	14,298	15,727	—	265
REIT:
JMP Realty Trust *	36,304	(17,514)	7,515	7,463	—	—

Totals	$333,928	$139,022	$331,526	$351,509	$21	$209,862

	Six Months Ended June 30, 2007
	Company’s Share of Change in Fair Value		JMPAM Management Fee		JMPAM Incentive Fee
	January 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007	January 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007	January 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007
	Predecessor	Successor	Predecessor	Successor	Predecessor	Successor
Hedge Funds:
Harvest Opportunity Partners II	$46,774	$(74,382)	$466,787	$156,569	$—	$177
Harvest Value Income Plus	38,676	(40,545)	56,980	15,717	—	5,825
Harvest Small Cap Partners	481,461	310,272	90,988	42,766	226,956	203,595
Harvest Consumer Partners *	28,146	(32,499)	7,458	2,520	4,522	—
Harvest Technology Partners *	34,628	(15,250)	4,828	1,629	8,835	—
Funds of Funds:
JMP Masters Fund	50,842	8,940	286,346	109,118	20,223	—
JMP Emerging Masters Fund	—	—	36,854	15,727	2,012	265
REIT:
JMP Realty Trust *	14,373	(17,514)	22,512	7,463	—	—

Totals	$694,900	$139,022	$972,753	$351,509	$262,548	$209,862

* Revenues earned from HTP, HCP and JMPRT are consolidated in the Company’s Statements of Net (Loss) Income, net of minority interest.

As of June 30, 2007, the contractual base management fees earned from each of these investment funds ranged between 1% and 2% of assets under management. The contractual incentive fees were generally 20%, subject to highwater marks, for the hedge funds, 5% to 10%, subject to highwater marks, for the funds of funds, and 25%, subject to a performance hurdle rate, for JMPRT.

Principal Transactions

        Principal transactions revenues includes realized and unrealized net gains and losses resulting from our principal investments, which includes investments in equity securities for our own account and as the general partner of funds managed by us, warrants we may receive from certain investment banking assignments, as well as limited partner investments in private funds managed by third parties. In addition, we invest a portion of our capital in a portfolio of equity securities managed by JMP Asset Management and in side-by-side investments in the funds managed by us. In certain cases, we also co-invest alongside our institutional clients in private transactions resulting from our investment banking business.

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

Compensation and Benefits

Compensation and benefits is the largest component of our expenses and includes employee and managing director base pay, performance bonuses, sales commissions, related payroll taxes, medical and benefits expenses, as well as expenses for contractors and temporary employees. Our employees receive the majority of their compensation in the form of individual performance-based bonuses. As is the widespread practice in our industry, we pay bonuses on an annual basis, which for senior professionals typically make up a large portion of their total compensation. Compensation is accrued based on a ratio of total compensation and benefits to total revenues. We accrue for the estimated amount of these bonus payments ratably over the applicable service period. Bonus payments may have a greater impact on our cash position and liquidity in the periods in which they are paid than would otherwise be reflected in our consolidated statements of income. We expect that our compensation and benefits expense, excluding equity-based awards made prior to and in connection with our initial public offering, will be approximately 60% of revenues each year, although we may change this rate at any time.

Income Allocation and Accretion/(Dilution)—Redeemable Class A Member Interests

Redeemable Class A member interests were issued to our former employee members and were entitled to share in our income. Each holder of the Redeemable Class A member interest was a party to our Third Amended and Restated Limited Liability Company Agreement, as amended, which provided that an employee member could have elected to redeem his or her Redeemable Class A member interests without our consent in connection with such person’s resignation from us. Because of this repurchase feature the Redeemable Class A member interests were classified as a liability and measured at each balance sheet date based on the redemption amounts for the Redeemable Class A member interests. The redemption amount for a former employee member was the amount we would have been required to pay to that former employee member upon resignation to redeem all of his or her Redeemable Class A member interests, and was equal to the capital account of such former employee member as maintained by us.

Redeemable Class A member interests were accounted for as stock-based compensation and classified as a liability. As a result, the share of our income allocated to Redeemable Class A member interests, based on the membership percentage owned, and any additional changes in the redemption amount of Redeemable Class A member interests was recorded as “Income allocation and accretion/(dilution)—Redeemable Class A member interests” in our consolidated statements of income.

In connection with the Reorganization, the Redeemable Class A member interests were exchanged for shares of our common stock and reclassified from liability to equity. The liability-to-equity exchange of the Redeemable Class A member interests required the Predecessor to mark the liability for the Redeemable Class A member interests to its fair market value and to record a non-cash expense related to the change in value. The Predecessor accounted for the exchange in its consolidated financial statements as follows:

•

The Predecessor recorded a one-time non-cash expense as a component of “Income allocation and accretion – Redeemable Class A member interests” equal to $112.9 million, which represents the difference between (a) the equity amount recorded for the shares of common stock issued in exchange for the Redeemable Class A member interests and (b) the carrying amount of the Redeemable Class A member interests prior to the Reorganization and then;

•

The Predecessor recorded additional equity equal to $111.2 million for the 10,109,957 shares of common stock exchanged for the Redeemable Class A member interests based on the initial public offering price of $11.00 per share.

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

Interest and Dividend Expense

Interest and dividend expense consists primarily of interest paid on net capital contributed by our Predecessor’s employee members, who received interest payments at an annual rate equal to the Prime rate plus 100 basis points. To a lesser extent it results from short-term borrowings and dividend paying short positions in our principal investment portfolio. When we completed our Reorganization on May 16, 2007, our Redeemable Class A member interests were exchanged into shares of our common stock and thus we will no longer make interest payments to the former holders of the Redeemable Class A member interests.

Other Expenses

Other operating expenses primarily include travel and business development, market data, occupancy, legal and accounting professional fees and depreciation.

Minority Interest

Minority interest relates to the interest of third parties in JMP Realty Trust and in two of our asset management funds, Harvest Consumer Partners and Harvest Technology Partners. JMP Realty Trust is a real estate investment trust that was formed in June 2006. JMP Realty Trust is managed by JMP Asset Management. Because of the current ownership and external management position, we consolidate JMP Realty Trust and record a minority interest. JMP Asset Management is also the general partner of Harvest Consumer Partners and Harvest Technology Partners. Due to our ownership and resulting control of JMP Asset Management and related parties, management believes that limited partners currently do not have substantive rights to remove the general partner, and, therefore, these two funds are consolidated in the financial statements and minority interest is recorded.

Historical Results of Operations

The following table sets forth our historical results of operations for the three and six month periods ended June 30, 2007 and 2006 and is not necessarily indicative of the results to be expected for any future period.

For purposes of the three and six month periods ended June 30, 2007 and 2006 discussed herein, we have aggregated the Predecessor period from January 1, 2007 through May 15, 2007 and the Successor period from May 16, 2007 through June 30, 2007, without further adjustment, for purposes of comparison with the same periods in 2006. The supplemental aggregate disclosures and discussions are not in accordance with, or an alternative for, generally accepted accounting principles, and are provided solely for the purpose of providing additional supplemental information.

	Three Months ended June 30, 2007
	April 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007	Combined Predecessor/ Successor	Three Months Ended June 30, 2006	Change from 2006 to 2007
(in thousands)	Predecessor	Successor		Predecessor	$	%
Revenues
Investment banking	$4,562	$7,462	$12,024	$14,351	$(2,327)	-16.2%
Brokerage	4,355	4,070	8,425	7,478	947	12.7%
Asset management fees	330	560	890	711	179	25.2%
Principal transactions	609	(170)	439	987	(548)	-55.5%
Interest, dividends and other income	602	734	1,336	914	422	46.2%

Total revenues	10,458	12,656	23,114	24,441	(1,327)	-5.4%

Expenses
Compensation and benefits	5,562	11,745	17,307	14,565	2,742	18.8%
Income allocation and accretion – Redeemable Class A member interests	114,369	—	114,369	3,169	111,200	N/A
Administration	766	880	1,646	962	684	71.1%
Brokerage, clearing and exchange fees	551	607	1,158	1,018	140	13.8%
Interest and dividend expense	179	59	238	391	(153)	-39.1%
Other	1,522	2,012	3,534	3,206	328	10.2%

Total expenses	122,949	15,303	138,252	23,311	114,941	493.1%

(Loss) income before income tax benefit and minority interest	(112,491)	(2,647)	(115,138)	1,130	(116,268)	N/A
Income tax benefit	—	(5,339)	(5,339)	—	5,339	N/A
Minority interest	32	(74)	(42)	3	45	N/A

Net (loss) income	$(112,523)	$2,766	$(109,757)	$1,127	$(110,884)	N/A

	Six Months ended June 30, 2007
	January 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007	Combined Predecessor/ Successor	Six Months Ended June 30, 2006	Change from 2006 to 2007
(in thousands)	Predecessor	Successor		Predecessor	$	%
Revenues
Investment banking	$16,055	$7,462	$23,517	$24,738	(1,221)	-4.9%
Brokerage	12,987	4,070	17,057	14,365	2,692	18.7%
Asset management fees	1,218	560	1,778	1,601	177	11.1%
Principal transactions	541	(170)	371	1,112	(741)	-66.6%
Interest, dividends and other income	1,571	734	2,305	1,399	906	64.8%

Total revenues	32,372	12,656	45,028	43,215	1,813	4.2%

Expenses
Compensation and benefits	18,393	11,745	30,138	25,965	4,173	16.1%
Income allocation and accretion – Redeemable Class A member interests	117,418	—	117,418	5,001	112,417	N/A
Administration	1,771	880	2,651	2,234	417	18.7%
Brokerage, clearing and exchange fees	1,689	607	2,296	1,929	367	19.0%
Interest and dividend expense	683	59	742	732	10	1.4%
Other	3,948	2,012	5,960	5,812	148	2.5%

Total expenses	143,902	15,303	159,205	41,673	117,532	282.0%

(Loss) income before income tax benefit and minority interest	(111,530)	(2,647)	(114,177)	1,542	(115,719)	N/A
Income tax benefit	—	(5,339)	(5,339)	—	5,339	N/A
Minority interest	167	(74)	93	3	(90)	N/A

Net (loss) income	$(111,697)	$2,766	$(108,931)	$1,539	$(110,470)	N/A

Three Months Ended June 30, 2007, Compared to Three Months Ended June 30, 2006

Overview

Total revenues decreased $1.3 million, or 5.4%, from $24.4 million for the quarter ended June 30, 2006 to $23.1 million for the quarter ended June 30, 2007. The decrease was primarily due to a decrease in investment banking revenue of $2.3 million, partially offset by an increase in brokerage revenues of $0.9 million.

Total expenses increased by $114.9 million, or 493.1%, from $23.3 million for the quarter ended June 30, 2006 to $138.3 million for the quarter ended June 30, 2007, primarily due to an increase in income allocation and accretion/(dilution) expense of $111.2 million resulting from a one-time non-cash expense associated with the exchange of Redeemable Class A member interests into shares of our common stock in connection with the Reorganization at the time of our initial public offering.

Net income decreased $110.9 million from $1.1 million for the quarter ended June 30, 2006 to a net loss of $109.8 million for the quarter ended June 30, 2007, primarily as a result of the aforementioned $111.2 million increase in income allocation accretion/(dilution) expense due to a one-time non-cash expense associated with the Reorganization.

Revenues

Investment Banking

Investment banking revenues decreased $2.3 million, or 16.2%, from $14.4 million for the quarter ended June 30, 2006 to $12.0 million for the same period in 2007, and decreased as a percentage of total revenues from 58.7% to 52.0%, respectively. The decrease in revenues reflects a lower level of activity in our private placement business, partially offset by increases in both our public equity underwriting and strategic advisory businesses. Our strategic advisory revenues increased $1.5 million, or 44.9%, from $3.2 million for the quarter ended June 30, 2006 to $4.7 million for the quarter ended June 30, 2007, due to an increase in the average revenues per transaction executed in the second quarter of 2007 compared to the second quarter of 2006. Private placement revenues decreased $4.8 million, or 72.7%, from $6.6 million for the quarter ended June 30, 2006 to $1.8 million for the quarter ended June 30, 2007. The decrease was due in part to a lower number of private investments in public equity, or PIPE, transactions in the second quarter of 2007. Furthermore, we executed a number of large originations of trust preferred securities and received $0.9 million in deferred trust preferred fees in the second quarter of 2006. Public equity underwriting revenues increased by $1.0 million, or 21.8%, from $4.6 million for the quarter ended June 30, 2006 to $5.6 million for the quarter ended June 30, 2007. We executed eleven public equity underwriting transactions in the quarter ended June 30, 2007 compared to nine in the quarter ended June 30, 2006. In addition, we acted as the lead manager on three public equity underwriting transactions, including our own initial public offering, in the quarter ended June 30, 2007, compared with two in the quarter ended June 30, 2006. We recognized no revenue for acting as underwriter in our own initial public offering and the underwriting fees were instead recorded as additional paid-in capital.

Brokerage Revenues

Brokerage revenues increased by $0.9 million, or 12.7%, from $7.5 million for the quarter ended June 30, 2006 to $8.4 million for the quarter ended June 30, 2007. The increase was a result of an increase in commission revenue, partially offset by higher trading losses coupled with a decrease in customer commission per share, for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006. The increase in commissions resulted from increased trading activity with existing clients, and to the addition of new institutional clients during the period. The increase in trading losses resulted from taking more frequent positions in greater amounts to facilitate customer trades, as well as increased market making activities. Brokerage revenues increased as a percentage of total revenues, from 30.6% for the quarter ended June 30, 2006 to 36.4% for the quarter ended June 30, 2007.

Asset Management Fees

Asset management fees increased by $0.2 million, or 25.2%, from $0.7 million for the quarter ended June 30, 2006 to $0.9 million for the quarter ended June 30, 2007. Asset management fees include both base management fees and incentive fees for our funds under management, both of which increased from the quarter ended June 30, 2006 to the quarter ended June 30, 2007. The increase is primarily the result of improved performance of our families of funds and from an increase in assets under management from $193.7 million as of June 30, 2006 to $238.4 million as of June 30, 2007. As a percentage of total revenues, asset management fees increased from 2.9% for the quarter ended June 30, 2006 to 3.9% for the same period in 2007.

Principal Transactions

Principal transaction revenues decreased $0.5 million from a gain of $1.0 million for the quarter ended June 30, 2006 to a gain of $0.4 million for the quarter ended June 30, 2007. The decrease was due to a decrease in gains from equity investments in publicly held securities of $0.6 million, as well as a decrease of $0.2 million in gains from investment partnerships, attributable to the performance of the funds managed by us. The decrease in gains was partially offset by a decrease of $0.3 million in loss related to the value of warrant positions, which reflect the market performance of the companies for which we hold warrants. The quarter ended June 30, 2007 also included the recovery of $0.6 million of previously written off private securities.

Interest, Dividends and Other Income

Interest, dividends and other income increased $0.4 million, or 46.2%, from $0.9 million for the quarter ended June 30, 2006 to $1.3 million for the same period in 2007. The increase was primarily attributable to investing $55.0 million of proceeds from our initial public offering in short duration AAA rated securities, as well as to higher market interest rates, more active cash management, and an increased capital allocation to our investment portfolio, which returned higher interest and dividend income as a percent of total invested capital.

Expenses

Compensation and Benefits

Compensation and benefits, which includes salaries, commissions and performance bonus compensation to our employees and managing directors, increased $2.7 million, or 18.8%, from $14.6 million for the quarter ended June 30, 2006 to $17.3 million for the quarter ended June 30, 2007. Of the increase, $4.5 million is attributable to equity-based compensation expenses related to our initial public offering, comprised of $3.2 million in expense recognized for accelerated vesting of stock options and $1.3 million in expense recognized for restricted stock units granted in connection with the initial public offering. The increase was partially offset by $3.0 million in lower accrual for bonuses, which is primarily attributable to lower revenues, which decreased 5.4% from the quarter ended June 30, 2006 to the quarter ended June 30, 2007. In addition, a lower target compensation to revenue ratio was used for the accrual of bonuses during the quarter ended June 30, 2007 compared to the same quarter in 2006. Compensation and benefits as a percentage of revenues increased from 59.6% of total revenues for the quarter ended June 30, 2006 to 74.9% for the same period in 2007. Excluding expense from equity-based awards as a result of the initial public offering, as a percentage of revenues, compensation and benefits decreased from 59.6% of total revenues for the quarter ended June 30, 2006 to 55.6% for the same period in 2007.

Income Allocation and Accretion/(Dilution)

Income allocation and accretion/(dilution) increased $111.2 million from $3.2 million for the quarter ended June 30, 2006 to $114.4 million for the quarter ended June 30, 2007, due primarily to a one-time non-cash expense of $112.9 million as a result of the exchange of Redeemable Class A member interests into shares of our common stock in connection with the Reorganization at the time of our initial public offering. Due to this one-time non-cash expense, income allocation and accretion/(dilution) increased from 13.0% of total revenues for the quarter ended June 30, 2006 to 494.8% for the same period in 2007. Due to our Reorganization as a C-corporation in connection with our initial public offering, future periods will no longer reflect this expense.

Administration

Administration expenses increased $0.7 million, or 71.1%, from $1.0 million for the quarter ended June 30, 2006 to $1.6 million for the quarter ended June 30, 2007. The increase was due primarily to the change in timing of our annual San Francisco research conference from March in 2006 to May in 2007. Administration expense increased from 3.9% of total revenues for the quarter ended June 30, 2006 to 7.1% for the same period in 2007.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees increased $0.1 million, or 13.8%, from $1.0 million for the quarter ended June 30, 2006 to $1.2 million for the quarter ended June 30, 2007. The increase was primarily due to an increase in trading activity in our sales and trading business as total shares traded increased 48.0% from the quarter ended June 30, 2006 to the quarter ended June 30, 2007. As a percentage of total revenues, our brokerage, clearing and exchange fees increased from 4.2% for the quarter ended June 30, 2006 to 5.0% for the same period in 2007.

Interest and Dividend Expense

Interest and dividend expense decreased $0.2 million, or 39.1%, from $0.4 million for the quarter ended June 30, 2006 to $0.2 million for the quarter ended June 30, 2007. The decrease was primarily due to the cessation of interest payments to Redeemable Class A members, as a result of the exchange into common stock at the time of the initial public offering. As a percentage of total revenues, interest and dividend expense decreased from 1.6% for the quarter ended June 30, 2006 to 1.0% for the same period in 2007.

Other Expenses

Other expenses increased $0.3 million, or 10.2%, from $3.2 million for the quarter ended June 30, 2006 to $3.5 million for the quarter ended June 30, 2007. The increase in other expenses was due primarily to $0.3 million increase in professional fees resulting from one-time audit and accounting expenses and increased expenses resulting from being a public company. The increase was partially offset by a decrease in travel and entertainment and depreciation expense. As a percentage of total revenues, our other expenses increased from 13.1% for the quarter ended June 30, 2006 to 15.3% for the same period in 2007.

Minority Interest

Minority interest relates to the inception of JMP Realty Trust, which was formed in June 2006, and to the consolidation of two of our hedge funds, Harvest Consumer Partners and Harvest Technology Partners. We recorded a credit to minority interest expense of $42 thousand for the quarter ended June 30, 2007 due to a decline in the performance of Harvest Consumer Partners and Harvest Technology Partners, which resulted in a net loss for those two funds. For the quarter ended June 30, 2006 we recorded minority interest expense of $3 thousand.

Provision for Income Taxes

Prior to the completion of our initial public offering on May 16, 2007, we were a limited liability company treated as a partnership, therefore all of our income and losses were reportable by the individual members. The U.S. federal and state income taxes payable by the members based upon their share of our net income have not been reflected in the accompanying financial statements for the periods prior to the initial public offering. We were, however, subject to state and local unincorporated tax and franchise tax.

In connection with our initial public offering and Reorganization, we are subject to federal and state income taxes on all taxable income earned subsequent to May 15, 2007. Additionally, in connection with the Reorganization, we recognized a one-time tax benefit of $4.3 million in connection with the establishment of net deferred tax asset items of $10.7 million. Including the one-time benefit, during the three and six months ended June 30, 2007, we recorded a total tax provision benefit of $5.3 million.

The effective tax rate for the three and six months ended June 30, 2007 was 39.7%, excluding the one-time tax benefit. Including the one-time tax benefit, the effective tax rate for the periods ended June 30, 2007 was 207.5%.

Six Months Ended June 30, 2007, Compared to Six Months Ended June 30, 2006

Overview

Total revenues increased $1.8 million, or 4.2%, from $43.2 million for the six months ended June 30, 2006 to $45.0 million for the six months ended June 30, 2007. The increase was primarily due to higher brokerage revenues of $2.7 million, partially offset by lower investment banking revenues of $1.2 million.

Total expenses increased by $117.5 million, or 282.0%, from $41.7 million for the six months ended June 30, 2006 to $159.2 million for the six months ended June 30, 2007, primarily due to an increase in income allocation and accretion/(dilution) expense of $112.4 million resulting from a one-time non-cash expense associated with the exchange of Redeemable Class A member interests into shares of our common stock in connection with the Reorganization the time of our initial public offering.

Net income decreased $110.5 million from $1.5 million for the six months ended June 30, 2006 to a loss of $109.0 million for the six months ended June 30, 2007, primarily as a result of the aforementioned $112.4 million increase in income allocation accretion/(dilution) expense due to a one-time non-cash expense associated with the Reorganization.

Revenues

Investment Banking

Investment banking revenues decreased $1.2 million, or 4.9%, from $24.7 million for the six months ended June 30, 2006 to $23.5 million for the same period in 2007 and decreased as a percentage of total revenues from 57.2% to 52.2%, respectively. The decrease in revenues reflects a lower level of activity in our private placement and public equity underwriting businesses, partially offset by an increase in our strategic advisory business. Our strategic advisory revenues increased $3.2 million, or 65.5%, from $5.0 million for the six months ended June 30, 2006 to $8.2 million for the six months ended June 30, 2007, due to an increase in the number of and average revenues per transaction executed in the first six months of 2007 compared to the first six months of 2006. Private placement revenues decreased $3.0 million, or 31.9%, from $9.3 million for the six months ended June 30, 2006 to $6.3 million for the six months ended June 30, 2007. The decrease was primarily due to a lower number of large private investments in public equity, or PIPE, transactions and originations of trust preferred securities executed in the second six months of 2007. Public equity underwriting revenues decreased by $1.5 million, or 14.3%, from $10.4 million for the six months ended June 30, 2006 to $9.0 million for the six months ended June 30, 2007. We executed seventeen public equity underwriting transactions in the six months ended June 30, 2007 compared to nineteen in the six months ended June 30, 2006. In addition, we acted as the lead manager on three public equity underwriting transactions, including our own initial public offering, in each of the six month periods ending June 30, 2006 and 2007. We recognized no revenue for acting as underwriter in our own initial public offering. We recognized no revenue for acting as underwriter in our own initial public offering and the underwriting fees were instead recorded as additional paid-in capital.

Brokerage Revenues

Brokerage revenues increased by $2.7 million, or 18.7%, from $14.4 million for the six months ended June 30, 2006 to $17.1 million for the six months ended June 30, 2007. The increase was a result of an increase in commission revenue, partially offset by higher trading losses coupled with a decrease in customer commission per share, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The increase in commissions resulted from increased trading activity with existing clients, and to the addition of new institutional clients during the period. The increase in trading losses resulted from taking more frequent positions in greater amounts to facilitate customer trades, as well as increased market making activities. Brokerage revenues increased as a percentage of total revenues, from 33.2% for the six months ended June 30, 2006 to 37.9% for the six months ended June 30, 2007.

Asset Management Fees

Asset management fees increased by $0.2 million, or 11.1%, from $1.6 million for the six months ended June 30, 2006 to $1.8 million for the six months ended June 30, 2007. Asset management fees include both base management fees and incentive fees for our funds under management. Lower base management fees for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 were offset by higher incentive fees over the same period. Base management fees fell from $1.6 million for the six months ended June 30, 2006 to $1.3 million for the six months ended June 30, 2007, as the result of a shift in the composition of average assets under management from hedge funds to funds of funds, which charge lower base management fees. Incentive fees increased from $35 thousand for the six months ended June 30, 2006, to $0.5 million for the same period in 2007. The increase is primarily the result of improved performance of our families of funds and from an increase in assets under management from $193.7 million as of June 30, 2006 to $238.4 million as of June 30, 2007. As a percentage of total revenues, asset management fees increased from 3.7% for the six months ended June 30, 2006 to 4.0% for the same period in 2007.

Principal Transactions

Principal transaction revenues decreased $0.7 million from a gain of $1.1 million for the six months ended June 30, 2006 to a gain of $0.4 million for the six months ended June 30, 2007. The decrease was due to a decline in gains from equity investments in publicly-held securities of $0.8 million, partially offset by a decrease of $0.1 million in losses related to the value of warrant positions, which reflect the market performance of the companies for which we hold warrants. The six months ended June 30, 2007 also included the recovery of $0.6 million of previously written off private securities.

Interest, Dividends and Other Income

Interest, dividends and other income increased $0.9 million, or 64.8%, from $1.4 million for the six months ended June 30, 2006 to $2.3 million for the same period in 2007. The increase was primarily attributable to higher market interest rates, more active cash management, and an increased capital allocation to our investment portfolio, which returned higher interest and dividend income as a percent of total invested capital.

Expenses

Compensation and Benefits

Compensation and benefits, which includes salaries, commissions and performance bonus compensation to our employees and managing directors, increased $4.2 million, or 16.1%, from $26.0 million for the six months ended June 30, 2006 to $30.1 million for the six months ended June 30, 2007. Of the increase, $4.5 million is attributable to equity-based compensation expenses related to our initial public offering, comprised of $3.2 million in expense recognized for accelerated vesting of stock options and $1.3 million in expense recognized for restricted stock units granted in connection with the initial public offering. In addition, a lower compensation-to-revenue ratio was used during the six months ended June 30, 2007 as compared to the same six months in 2006. Compensation and benefits as a percentage of revenues increased from 60.1% of total revenues for the six months ended June 30, 2006 to 66.9% for the same period in 2007. Excluding expense from equity-based awards as a result of the initial public offering, as a percentage of revenues compensation and benefits decreased from 60.1% of total revenues for the six months ended June 30, 2006 to 57.0% for the same period in 2007.

Income Allocation and Accretion/(Dilution)

Income allocation and accretion/(dilution) increased $112.4 million from $5.0 million for the six months ended June 30, 2006 to $117.4 million for the six months ended June 30, 2007. The increase was associated with a one-time non-cash expense of $112.9 million as a result of the exchange of Redeemable Class A member interests into shares of our common stock in connection with the Reorganization at the time of our initial public offering. Due to this one-time non-cash expense, income allocation and accretion/(dilution) increased from 11.6% of total revenues for the year ended June 30, 2006 to 260.8% for the same period in 2007. Due to our Reorganization as a C-corporation in connection with our initial public offering, future periods will no longer reflect this expense.

Administration

Administration expenses increased $0.4 million, or 18.7%, from $2.2 million for the six months ended June 30, 2006 to $2.7 million for the six months ended June 30, 2007. The increase was primarily due to higher 2007 expenses for our annual pre-IPO corporate finance and research conferences, both of which occur in the first six months of the year. Administration expense increased from 5.2% of total revenues for the six months ended June 30, 2006 to 5.9% for the same period in 2007.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees increased $0.4 million, or 19.0%, from $1.9 million for the six months ended June 30, 2006 to $2.3 million for the six months ended June 30, 2007. The increase was primarily due to an increase in trading activity in our sales and trading business as total shares traded increased from 57.4% from the six months ended June 30, 2006 to the six months ended June 30, 2007. As a percentage of total revenues, our brokerage, clearing and exchange fees increased from 4.5% for the six months ended June 30, 2006 to 5.1% for the same period in 2007.

Interest and Dividend Expense

Interest and dividend expense remained unchanged at $0.7 million for the six months ended June 30, 2006 and for the six months ended June 30, 2007. While the six months ended June 30, 2007 experienced increased expense related to dividend expense from increased short positions in our investment portfolio, the period’s results also reflect the cessation of interest payments to Redeemable Class A members, due to the exchange into common stock at the time of the initial public offering. As a percentage of total revenues, interest and dividend expense decreased from 1.7% for the six months ended June 30, 2006 to 1.6% for the same period in 2007.

Other Expenses

Other expenses increased $0.2 million, or 2.5%, from $5.8 million for the six months ended June 30, 2006 to $6.0 million for the six months ended June 30, 2007. The increase in other expenses was due primarily to a $0.3 million increase in professional fees resulting from one-time audit and accounting expenses and increased expenses resulting from being a public company. The increase was partially offset by decreases in travel and entertainment expense, depreciation, and by the settlement of a previously reserved receivable in the first quarter of 2007. As a percentage of total revenues, our other expenses decreased from 13.5% for the six months ended June 30, 2006 to 13.2% for the same period in 2007.

Minority Interest

We recorded minority interest expense of $93 thousand for the six months ended June 30, 2007, compared with $3 thousand for the six months ended June 30, 2006. The minority interest relates to the inception of JMP Realty Trust, which was formed in June 2006, and to the consolidation of two of our hedge funds, Harvest Consumer Partners and Harvest Technology Partners.

Provision for Income Taxes

Prior to the completion of our initial public offering on May 16, 2007, we were a limited liability company treated as a partnership, therefore all of our income and losses were reportable by the individual members. The U.S. federal and state income taxes payable by the members based upon their share of our net income have not been reflected in the accompanying financial statements for the periods prior to the initial public offering. We were, however, subject to state and local unincorporated tax and franchise tax.

In connection with our initial public offering and Reorganization, we are subject to federal and state income taxes on all taxable income earned subsequent to May 15, 2007. Additionally, in connection with the Reorganization, we recognized a one-time tax benefit of $4.3 million in connection with the establishment of net deferred tax asset items of $10.7 million. Including the one-time benefit, during the three and six months ended June 30, 2007, we recorded a total tax provision benefit of $5.3 million.

The effective tax rate for the three and six months ended June 30, 2007 was 39.7%, excluding the one-time tax benefit. Including the one-time tax benefit, the effective tax rate for the periods ended June 30, 2007 was 207.5%.

Liquidity and Capital Resources

A condensed table of cash flows for the six month periods ended June 30, 2007 and 2006 is presented below. We have aggregated the Predecessor period from January 1, 2007 through May 15, 2007 and the Successor period from May 16, 2007 through June 30, 2007, without further adjustment, for purposes of comparison with the same periods in 2006. The supplemental aggregate disclosures and discussions are not in accordance with, or an alternative for, generally accepted accounting principles, and are provided solely for the purpose of providing additional supplemental information.

	Six Months Ended June 30, 2007
	January 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007	Combined Predecessor/ Successor	Six Months Ended June 30, 2006	Change from 2006 to 2007
(in thousands)	Predecessor	Successor		Predecessor	$	%
Cash flows from operations	$(29,821)	$1,626	$(28,195)	$(18,154)	$(10,041)	-55.3%
Cash flows from investing activities	(509)	(14,451)	(14,960)	(521)	(14,439)	N/A
Cash flows from financing activities	8,020	58,600	66,620	(176)	66,796	N/A

Total cash flows	$(22,310)	$45,775	$23,465	$(18,851)	$42,316	224.5%

We have historically satisfied our capital and liquidity requirements primarily through member contributions from our managing directors and outside investors and internally generated cash from operations. In May 2007, we completed our initial public offering, raising $73.1 million in net proceeds. The net proceeds of our initial public offering were used, in part, to make distributions in May 2007 to the Predecessor’s employee members, in the amount of $17.5 million. The Predecessor borrowed

$14.5 million from our revolving note at City National Bank to cover a portion of the distribution. The $14.5 million note was subsequently repaid with proceeds from the initial public offering. We are using the remaining net proceeds for general corporate purposes, including supporting and expanding our existing business lines. Most of our operating cash flow is generated from our investment banking and brokerage revenues and is invested in cash and cash equivalents, marketable securities or other investments, and partnerships in which JMP Asset Management is the investment manager.

Our balance sheet is relatively liquid and unleveraged. As of June 30, 2007, we had liquid assets of $104.6 million, primarily consisting of cash and cash equivalents, marketable securities and other investments (mainly investments in funds managed by JMP Asset Management). We have a $30.0 million revolving line of credit with City National Bank, which had no balance outstanding as of June 30, 2007.

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule. We use the basic method permitted by the Uniform Net Capital Rule to compute net capital, which generally requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. At June 30, 2007, JMP Securities’ net capital under the SEC’s Uniform Net Capital Rule was $24.3 million, or $23.7 million in excess of the minimum required net capital.

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

As of June 30, 2007, we had an outstanding capital commitment to JMP Realty Trust of $8.2 million, which can be called by JMP Realty Trust at any time. On July 19, 2007, JMP Realty Trust called an additional $2.1 from the Company. On August 3, 2007, JMPRT called an additional $6.1 million which will be paid on or about August 14, 2007. When this payment is made, the Company’s commitment to JMPRT will be fully funded. We currently have one other capital commitment to a fund managed by a third party in the amount of $0.2 million. However, in the future we may also commit our capital to other principal investments managed by us or third parties, or in other securities, as opportunities arise.

On May 16, 2007, JMP Group Inc. closed an initial public offering of its common stock, raising net proceeds of approximately $73.1 million. In connection with our Reorganization related to the initial public offering, the Predecessor made distributions in May 2007 to its employee members, in the amount of $17.5 million. We borrowed $14.5 million from our revolving note at City National Bank to cover a portion of the distribution, and we subsequently repaid the note with proceeds from the initial public offering. The Company is using the remaining net proceeds for general corporate purposes, including supporting and expanding our existing business lines.

Subject to legally available funds, we intend to pay a quarterly cash dividend, commencing with the second quarter of 2007, which will be prorated for the portion of that period subsequent to the completion of our initial public offering. On August 7, 2007, the Company’s board of directors declared a cash dividend of $0.025 per share of common stock for the second quarter of 2007 to be paid on August 30, 2007 to common shareholders of record on August 23, 2007. This cash amount represents a prorated quarterly dividend for the period from the Company’s initial public offering on May 16, 2007 through June 30, 2007, based upon a quarterly dividend rate of $0.05 per share. The total amount of the dividend to be paid is $550,634.

The declaration of any other dividends and, if declared, the amount of any such dividend, will be subject to the ability of our subsidiaries to provide cash to us. The declaration and payment of any future dividends will be at the sole discretion of our board of directors. Our board of directors will take into account our finance performance, earnings, liquidity, the operating performance of our segments, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries (including JMP Group LLC), and such other factors as our board of directors may deem relevant. See “Dividend Policy” in the Registration Statement on Form S-1 filed with the SEC (File No. 333-140689).

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

Cash Flows for the Six Months Ended June 30, 2007

Cash increased by $23.5 million during the six months ended June 30, 2007, primarily as a result of cash provided by financing activities.

Our operating activities used $28.2 million of cash from the combined net loss of $108.9 million, adjusted for the cash used in the change in operating assets and liabilities of $31.7 million, and by $112.5 million provided by non-cash revenue and expense items. The decrease in operating assets and liabilities was primarily due to the decrease of Redeemable Class A member interests in connection with our initial public offering, as well as the payout of 2006 year-end bonuses in the first half of 2007.

Our investing activities used $15.0 million, which consisted mostly of $12.4 million of net purchases of other investments.

Our financing activities provided $66.6 million of cash primarily due to the net proceeds from our initial public offering.

Cash Flows for the Six Months Ended June 30, 2006

Cash decreased by $18.9 million during the six months ended June 30, 2006, primarily as a result of cash used in operating activities.

Our operating activities used $18.2 million of cash from net income of $1.5 million, adjusted for the cash used in the change in operating assets and liabilities of $19.7 million. The decrease in operating assets and liabilities was primarily due to the payout of 2005 year-end bonuses in the first half of 2006.

Our investing activities used $0.5 million, which consisted mostly of a $3.0 million loan funded, partially offset by $2.7 million of net sales of other investments.

Our financing activities used $0.2 million of cash due to distributions to our Predecessor’s common members.

Contractual Obligations

The following table provides a summary of our contractual obligations as of June 30, 2007:

Payments Due by Period (in 000’s):	Total	2007	2008	2009	2010	2011
(in thousands)
Operating lease obligations	$8,992	$903	$1,963	$2,250	$2,250	$1,626
Other contractual obligations (1)	—	—	—	—	—	—

Total payments	$8,992	$903	$1,963	$2,250	$2,250	$1,626

(1)	Excludes a capital commitment to JMP Realty Trust of $8.2 million and $0.2 million for a private investment fund managed by a third party as of June 30, 2007, which can be called at any time by the manager. On July 9, 2007, JMPRT called an additional $2.1 million from the Company, which was paid on July 19, 2007. On August 7, 2007, JMPRT called an additional $6.1 million, which will be paid on or about August 14, 2007. When this payment is made, our commitment to JMPRT will be fully funded.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2007. However, as described below under

“Qualitative and Quantitative Disclosures About Market Risk—Credit Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Our marketable securities owned consist of long positions in equity securities and were recorded at a fair value of $14.3 million as of June 30, 2007. Our marketable securities sold but not yet purchased consist of short positions and were recorded at a fair value of $11.4 million as of June 30, 2007. The net potential loss in fair value for our marketable securities portfolio as of June 30, 2007, using a hypothetical 10% decline in prices, is estimated to be approximately $0.3 million. In addition, as of June 30, 2007, we have invested $11.6 million of our own capital in our funds, which are invested primarily in publicly traded equity securities. The net potential loss in fair value for our investments at June 30, 2007, using a hypothetical 10% decline in the funds’ investment portfolios, is estimated to be approximately $1.2 million.

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

Using the foregoing criteria, we consider the following to be our critical accounting policies:

Valuation of Financial Instruments

Substantially all of our financial instruments are recorded at fair value or contract amounts that approximate fair value. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. “Marketable securities owned”, “other investments” including warrant positions and investments in partnerships in which JMP Asset Management is the general partner and “Marketable securities sold, but not yet purchased”, are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item “principal transactions” in our consolidated statements of income.

As of June 30, 2007, the total of our financial instruments recorded at fair value, or contract amounts that approximate fair value, was $54.3 million. Fair values for these instruments were determined using either: 1) Quoted market prices or broker or dealer price quotations, which involve no subjective judgment on the part of management, or 2) the Black-Scholes options valuation model, or 3) for Other Investments, the fair values of the underlying investments which are determined by third party general partners. Accordingly, we do not exercise discretion in determining the fair value of our other investments. Because many of the securities in the portfolios of these funds may trade infrequently or are non-marketable securities and, therefore, do not have readily determinable fair values, the third party general partner estimates the fair value of these securities using various pricing models and the information available. Among the factors that they consider in determining the fair value of the underlying financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield and other factors generally pertinent to the valuation of financial instruments.

The following tables summarize our marketable securities and other investments, as presented in our consolidated statements of financial condition, by valuation methodology as of June 30, 2007:

	Marketable Securities Owned, at Market Value (1)	Marketable Securities Sold, But Not Yet Purchased, at Market Value (1)	Other Investments (2)					Total Marketable Securities and Other Investments
			General Partner in Hedge Funds	General Partner in Fund of Funds	Limited Partner in Prviate Equity Fund	Warrants	Total Other Investments
Fair values based on:
Quoted market prices	$14,261,752	$11,431,521	$21,784,389	$—	$—	$—	$21,784,389	$47,477,662
Black Scholes Options Valuation						343,799	343,799	343,799
Valuation determined by third party
General Partners				4,142,925	2,287,687		6,430,612	6,430,612

Totals	$14,261,752	$11,431,521	$21,784,389	$4,142,925	$2,287,687	$343,799	$28,558,800	$54,252,073

Fair values based on:
Quoted market prices	100.0%	100.0%	76.3%				76.3%	87.5%
Black Scholes Options Valuation						1.2%	1.2%	0.6%
Valuation determined by third party
General Partners				14.5%	8.0%		22.5%	11.9%

Totals	100.0%	100.0%	76.3%	14.5%	8.0%	1.2%	100.0%	100.0%

(1)	Marketable securities owned and marketable securities sold, but not yet purchased, consist mainly of U.S. listed and OTC equity securities.
(2)	Other investments consist of general partnership interests in funds and funds of hedge funds managed by JMP Asset Management, limited partnership interests in private investment funds managed by third parties that invest in predominately private securities and warrants in public and private common stock.

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

Our management, with the participation of the Chairman and Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of the end of the period covered by this report.

Based on that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On May 16, 2007, JMP Group Inc. completed an initial public offering of its common stock on the New York Stock Exchange under the ticker symbol “JMP.” JMP Group Inc. issued 7,199,864 shares of common stock (including the exercise of the underwriters’ over-allotment option) and received net proceeds of approximately $73.1 million and selling shareholders sold 1,999,098 shares of common stock. In connection with the closing of the initial public offering of JMP Group Inc., a Reorganization was carried out in order to cause JMP Group Inc. to succeed to the business of JMP Group LLC. In connection with the Reorganization, the members of JMP Group LLC received shares of common stock of JMP Group Inc. in exchange for their membership interests in JMP Group LLC. The reorganization transactions are described in greater detail in the Company’s Registration Statement on Form S-1 (Commission file number 333-140689) filed with the Securities and Exchange Commission.

The net proceeds of our initial public offering were used, in part, to make distributions in May 2007 to our employee members, in the amount of $17.5 million. We originally borrowed $14.5 million from our revolving note at City National Bank to cover a portion of the distribution, and we subsequently repaid the note with proceeds from the initial public offering. The Company is using the remaining net proceeds for general corporate purposes, including supporting and expanding our existing business lines.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

During the second quarter of 2007, we submitted a number of matters to the vote of security holders of the Company and its Predecessor, JMP Group LLC, in their annual meeting of shareholders held April 12, 2007, for which we solicited proxies.

These matters and the number of votes cast for, against, or abstaining were as follows:

1.	In connection with the Reorganization and initial public offering:

(i)	approve proposed 2007 Equity Incentive Plan of JMP Holdings:

Votes cast:	13,273,591

For:	13,240,149
Against:	0
Abstaining:	33,442

(ii)	approve proposed 2007 Senior Executive Bonus Plan of JMP Holdings:

Votes cast:	13,273,591

For:	13,225,374
Against:	0
Abstaining:	48,217

(iii)	approve Amendment and Restatement of JMP Holdings’ Certificate of Incorporation:

Votes cast:	13,273,591

For:	13,273,591
Against:	0
Abstaining:	0

2.	If the initial public offering did not occur:

(i)	approve an amendment to JMP Group’s 2004 Equity Incentive Plan to increase the maximum number of Class B common interests available for issuance under such plan by 4 million Class B common interests:

Votes cast:	13,273,591

For:	13,240,149
Against:	0
Abstaining:	33,442

(ii)	approve a reorganization of JMP Group and JMP Holdings in order to avoid onerous accounting, tax and legal issues resulting from being organized as a partnership:

Votes cast:	13,271,591

For:	12,966,141
Against:	305,450
Abstaining:	0

3.	Election of Directors of JMP Holdings Inc.: Re-election of Board of Directors for JMP Holdings.

Votes cast:	877,668

For:	877,668
Against:	0
Abstaining:	0

JMP Holdings stockholders voted separately on all items above. JMP Group Class A and B common members voted on all items except this item 3.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2007

JMP Group Inc.

By:	/s/ Joseph A. Jolson
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ Thomas B. Kilian
Name:	Thomas B. Kilian
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Summary of Performance Goals under the 2007 Senior Executive Bonus Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.