Form 10-Q
period 2007-09-30
JMP Group Inc.
filed 2007-11-08
CIK 1383803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of October 31, 2007 was 21,961,116.

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

JMP Group Inc. also makes available, in the Investor Relations section of its website, (i) its corporate governance guidelines, (ii) its code of business conduct and ethics, and (iii) the charters of the audit, compensation, and corporate governance and nominating committees of its board of directors. These documents, as well as the information on the website of JMP Group Inc., are not a part of this quarterly report.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

JMP Group Inc.

Consolidated Statements of Financial Condition

September 30, 2007 and December 31, 2006

(Unaudited)

	September 30, 2007	December 31, 2006
	Successor	Predecessor
Assets
Cash and cash equivalents	$95,418,092	$52,328,804
Restricted cash and deposits (includes cash on deposit with clearing broker of $255,336 at September 30, 2007 and December 31, 2006)	10,634,059	8,894,303
Receivable from clearing broker	2,084,956	1,519,623
Investment banking fees receivable, net of allowance for doubtful accounts of $65,542 at September 30, 2007 and $294,905 at December 31, 2006	5,260,921	7,962,260
Marketable securities owned, at market value	23,862,441	11,949,187
Other investments	29,149,613	15,244,523
Loan receivable	2,375,000	—
Fixed assets, net	1,997,802	2,625,402
Deferred tax assets	4,422,044	—
Other assets	4,834,593	3,174,901

Total assets	$180,039,521	$103,699,003

Liabilities and Shareholders’ and Members’ Equity
Liabilities
Marketable securities sold, but not yet purchased, at market value	$9,315,040	$7,480,889
Securities sold under agreements to repurchase	9,379,000	—
Accrued compensation	16,602,545	26,446,917
Other liabilities	7,706,446	4,366,157
Redeemable Class A member interests	—	12,913,769

Total liabilities	43,003,031	51,207,732

Minority interest	13,622,402	5,739,459

Commitments and contingencies
Shareholders’ and Members’ Equity
Class A common interests	—	11,861,848
Class B common interests	—	31,650,177
Common stock, $0.001 par value, 100,000,000 shares authorized and 22,044,541 outstanding at September 30, 2007	22,045	—
Additional paid-in capital	119,481,111	268,635
Retained earnings	3,910,932	2,971,152

Total shareholders’ and members’ equity	123,414,088	46,751,812

Total liabilities and shareholders’ and members’ equity	$180,039,521	$103,699,003

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Net Income (Loss)

For the Three and Nine Months Ended

September 30, 2007 and 2006

(Unaudited)

			Nine Months Ended September 30, 2007
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	January 1, 2007 through May 15, 2007	May 16, 2007 through September 30, 2007	Nine Months Ended September 30, 2006
	Successor	Predecessor	Predecessor	Successor	Predecessor
Revenues
Investment banking	$9,400,830	$8,805,628	$16,054,815	$16,862,878	$33,543,294
Brokerage	8,173,592	8,406,327	12,986,710	12,243,487	22,771,641
Asset management fees	941,800	874,659	1,218,467	1,502,018	2,475,485
Principal transactions	854,574	1,256,526	541,251	684,980	2,368,879
Interest and dividends	1,529,623	950,489	1,244,663	2,222,794	2,187,712
Other income	107,457	162,070	326,105	147,456	324,083

Total revenues	21,007,876	20,455,699	32,372,011	33,663,613	63,671,094
Expenses
Compensation and benefits	13,027,380	11,662,500	18,393,339	24,772,727	37,627,203
Income allocation and accretion – Redeemable Class A member interests	—	2,503,956	117,418,274	—	7,505,245
Administration	1,248,940	953,437	1,770,553	2,128,853	3,187,297
Brokerage, clearing and exchange fees	1,289,525	1,064,536	1,689,174	1,896,307	2,993,328
Travel and business development	621,822	967,318	1,197,440	1,016,178	2,760,946
Communications and technology	970,488	838,693	1,389,647	1,458,413	2,451,691
Occupancy	472,758	467,645	699,774	706,035	1,381,244
Professional fees	551,897	340,031	375,969	1,173,906	891,001
Depreciation	268,640	260,285	525,734	421,805	1,111,248
Interest and dividend expense	110,850	436,596	683,114	170,156	1,168,912
Other	—	9,163	(241,082)	120,904	99,761

Total expenses	18,562,300	19,504,160	143,901,936	33,865,284	61,177,876

Income (loss) before income tax expense (benefit) and minority interest	2,445,576	951,539	(111,529,925)	(201,671)	2,493,218
Income tax expense (benefit)	1,006,408	—	—	(4,332,431)	—
Minority interest	303,721	93,317	167,388	229,258	96,249

Net income (loss)	$1,135,447	$858,222	$(111,697,313)	$3,901,502	$2,396,969

Net income per common share:
Basic	$0.05			$0.18
Diluted	$0.05			$0.18
Dividends declared and paid per common share	$0.025			$0.025
Weighted average common shares outstanding:
Basic	22,029,098			22,027,845
Diluted	22,029,098			22,084,839
Net income (loss) per unit - Class A common interests:
Basic		$0.23	$(23.84)		$0.64
Diluted		$0.22	$(23.84)		$0.63
Weighted average units outstanding - Class A common interests:
Basic		1,435,820	2,384,881		1,433,444
Diluted		1,491,585	2,384,881		1,452,013
Net income (loss) per unit - Class B common interests:
Basic		$0.23	$(23.84)		$0.64
Diluted		$0.22	$(23.84)		$0.63
Weighted average units outstanding - Class B common interests:
Basic		2,300,000	2,300,000		2,300,000
Diluted		2,389,328	2,300,000		2,329,795

Pro Forma Statement of Income Information - C-Corp. (Unaudited) (See Note 21)

			January 1, 2007 through May 15, 2007
			Predecessor
Total revenues			$32,372,011
Pro forma total expenses			25,939,081

Pro forma income before income tax and minority interest			6,432,930
Pro forma taxes (42% assumed tax rate)			2,701,831
Minority interest			167,388

Pro forma net income			$3,563,711

Pro forma net income per common share:
Basic			$0.24
Diluted			$0.24
Pro forma weighted shares of common stock outstanding:
Basic			14,800,035
Diluted			14,905,435

See accompanying notes to consolidated financial statements.

JMP GROUP INC.

Consolidated Statements of Changes in

Shareholders’ and Members’ Equity

For the Nine Months Ended

September 30, 2007

(Unaudited)

	Members’ Equity
	Class A Common Interests	Class B Common Interests	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Total Equity
Predecessor:
Balance, December 31, 2006	$11,861,848	$31,650,177	$268,635	$2,971,152	$46,751,812
Predecessor activity from January 1, 2007 through May 15, 2007:
Net loss				(111,697,313)	(111,697,313)
Additional paid-in capital - stock-based compensation			816,248		816,248
Contributions of Class A common members	401,172				401,172
Redeemable Class A member interests - liability to equity exchange	111,209,527				111,209,527
Distributions paid to Class A and Class B common interests				(6,679,874)	(6,679,874)

Balance, May 15, 2007 (Predecessor)	$123,472,547	$31,650,177	$1,084,883	$(115,406,035)	$40,801,572

	Shareholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Equity
	Shares	Amount
Successor:
Balance, May 16, 2007	1,012,999	$1,013	$14,227,555	$560,064	$14,788,632
Successor activity from May 16, 2007 through September 30, 2007:
Net income				3,901,502	3,901,502
Additional paid-in capital - stock-based compensation	44,642	45	5,912,608		5,912,653
Issuance of common stock for membership interests	13,787,036	13,787	26,225,681		26,239,468
Net proceeds from issuance of common stock in initial public offering	7,199,864	7,200	73,115,267		73,122,467
Cash dividends paid to shareholders				(550,634)	(550,634)

Balance, September 30, 2007 (Successor)	22,044,541	$22,045	$119,481,111	$3,910,932	$123,414,088

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended

September 30, 2007 and 2006

(Unaudited)

	Nine Months Ended September 30, 2007
	January 1, 2007 through May 15, 2007	May 16, 2007 through September 30, 2007	Nine Months Ended September 30, 2006
	Predecessor	Successor	Predecessor
Cash flows from operating activities:
Net (loss) income	$(111,697,313)	$3,901,502	$2,396,969
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in provision for doubtful accounts	(241,079)	20,906	99,761
Change in fair value of other investments	(657,130)	(681,924)	(2,043,634)
Depreciation and amortization of fixed assets	525,734	421,805	1,111,248
Write-off of fixed assets	—	—	132,359
Minority interest	167,388	229,258	96,249
Dividends declared to minority interest shareholders in the form of participation interest	—	(1,197,238)	—
Stock-based compensation expense	816,249	5,912,653	74,605
Deferred tax assets	—	(4,179,112)	—
Net change in operating assets and liabilities:
Decrease (increase) in receivables	1,421,098	1,780,465	(43,985)
Increase in marketable securities	(3,953,001)	(7,960,252)	(5,111,792)
Decrease in restricted cash, deposits and other assets	(1,271,797)	(3,086,775)	(2,888,411)
Increase in marketable securities sold, but not yet purchased	1,561,160	272,991	5,497,501
Increase in securities sold under agreements to repurchase	—	9,379,000	—
(Decrease) increase in accrued compensation and other liabilities	(15,189,481)	8,742,204	(8,072,199)
Increase (decrease) in Redeemable Class A member interests	98,696,930	—	(1,580,030)

Net cash (used in) provided by operating activities	(29,821,242)	13,555,483	(10,331,359)

Cash flows from investing activities:
Purchases of fixed assets	(60,416)	(259,521)	(223,555)
Purchases of other investments	(700,000)	(12,288,858)	(1,290,558)
Sales of other investments	251,696	171,120	4,167,583
Funding of loan receivable	—	(3,000,000)	(3,000,000)
Repayment of loan receivable	—	625,000	3,000,000

Net cash (used in) provided by investing activities	(508,720)	(14,752,259)	2,653,470

Cash flows from financing activities:
Increase (decrease) in notes payable	14,500,000	(14,500,000)	—
Proceeds from initial public offering, net of expenses	—	73,122,467	—
Distributions paid to Class A and Class B common interests	(6,679,874)	—	(3,058,995)
Capital contributions of minority interest shareholders	200,000	8,488,014	2,002,000
Cash dividends paid to shareholders		(550,634)	—
Dividends paid to minority interest shareholders	—	(25,280)	—

Net cash provided by (used in) financing activities	8,020,126	66,534,567	(1,056,995)

Net (decrease) increase in cash and cash equivalents	(22,309,836)	65,337,791	(8,734,884)
Cash and cash equivalents, beginning of period	52,328,804	30,080,301	61,724,672

Cash and cash equivalents, end of period	$30,018,968	$95,418,092	$52,989,788

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,033,937	$53,126	$1,355,722
Cash paid during the period for taxes	$—	$234,337	$—
Non-cash financing activities:
Issuance of Class A common interests	$401,172	$—	$—
Issuance of JMPRT common stock	$20,800	$—	$—

See accompanying notes to consolidated financial statements

JMP GROUP INC.

Notes to Consolidated Financial Statements

September 30, 2007

(Unaudited)

1. Organization and Description of Business

JMP Group Inc., together with its subsidiaries (collectively, the “Company” or “Successor”), is an independent investment banking and asset management firm headquartered in San Francisco. The Company conducts its brokerage business through its wholly-owned subsidiary, JMP Securities LLC (“JMP Securities”), and its asset management business through its wholly-owned subsidiary, JMP Asset Management LLC (“JMPAM”). JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority. JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to, customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. JMPAM is a registered investment advisor under the Investment Advisers Act of 1940 and provides investment management services for sophisticated investors in investment partnerships managed by JMPAM.

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

In connection with its initial public offering, JMP Holdings changed its name to JMP Group Inc., and effective May 16, 2007 (the “Reorganization Date”), members of JMP Group LLC exchanged the outstanding membership interests of JMP Group LLC for shares of common stock of JMP Group Inc. As a result of the exchange, JMP Group LLC became JMP Group Inc.’s wholly-owned subsidiary, and JMP Group Inc. completed its initial public offering on May 16, 2007. This reorganization (the “Reorganization”) is described in greater detail in the Registration Statement on Form S-1 (File No. 333-140689) (the “Registration Statement”) filed with the Securities and Exchange Commission (“SEC”) in connection with the initial public offering.

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

These financial statements and accompanying notes present the consolidated financial condition of the Successor as of September 30, 2007, and of the Predecessor as of December 31, 2006. Consolidated results of operations and cash flows are presented for the Predecessor for the three and nine months ended September 30, 2006 and the period from January 1, 2007 through May 15, 2007 (pre-Reorganization), and for the Successor for the three months ended September 30, 2007 and for the period from May 16, 2007 through September 30, 2007 (post-Reorganization). The Reorganization resulted in a business combination of the Predecessor (JMP Group LLC) and JMP Holdings (now JMP Group Inc.), whose financial statements had not been combined with those of the

Predecessor prior to May 16, 2007 for reporting purposes. Therefore, the Successor’s consolidated financial statements as of May 16, 2007 include the accounts of both JMP Group LLC and JMP Group Inc. The consolidated accounts of the Successor and the Predecessor both include the wholly-owned subsidiaries, JMP Securities and JMPAM, and the partially-owned subsidiaries, JMP Realty Trust (“JMPRT”), Harvest Consumer Partners (“HCP”) and Harvest Technology Partners (“HTP”). All material intercompany accounts and transactions have been eliminated in consolidation.

Minority interest relates to the interest of third parties in JMPRT and in the two asset management funds HCP and HTP.

JMPRT is a real estate investment trust that was formed in June 2006. As of September 30, 2007, the Company owned 49.6% of JMPRT and certain employees owned 20.1%. JMPRT is managed by JMPAM. Because of the current ownership and management position, the Company consolidates JMPRT and records minority interest.

JMPAM is the general partner of HTP and HCP, each of which commenced operations during 2006. As of September 30, 2007, the Company and its affiliates, officers, and immediate family members provided 96.8% and 95.0%, respectively, of the invested capital in these funds. Due to this ownership and resulting control by the Company and related parties, the Company consolidates the two funds in the Company’s financial statements and records minority interest. HTP and HCP account for their investments at fair value, which is consistent with the Company’s accounting policies for “Marketable securities owned, at market value” and “Marketable securities sold, but not yet purchased, at market value.” The base management fees and incentive fees earned by HTP and HCP are eliminated in consolidation.

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

The Company’s principal transactions revenue for these categories for the three and nine month periods ended September 30, 2007 and 2006 are as follows:

			Nine Months Ended September 30, 2007
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	January 1, 2007 through May 15, 2007	May 16, 2007 through September 30, 2007	Nine Months Ended September 30, 2006
	Successor	Predecessor	Predecessor	Successor	Predecessor
Equity and other securities	$303,873	$817,817	$(135,301)	$8,310	$1,236,090
Warrants	119,035	(84,231)	11,904	78,769	(237,969)
Investment partnerships	431,666	522,940	664,648	597,901	1,370,758

Total principal transactions revenues	$854,574	$1,256,526	$541,251	$684,980	$2,368,879

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

Receivable from Clearing Broker

The Company clears customer transactions through another broker-dealer on a fully disclosed basis. At September 30, 2007 and December 31, 2006, the receivable from clearing broker consisted solely of commissions related to securities transactions.

Investment Banking Fees Receivable

Investment banking fees receivable include receivables relating to the Company’s investment banking or advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements are accounted for as collateralized financing transactions. The liabilities that result from these agreements are recorded in the consolidated statements of financial condition at the amounts at which the securities were sold. The Company pledged owned quasi-government agency securities as collateral, which is valued daily, and the Company may be required to deposit additional collateral. Interest expense is recorded on an accrual basis and is recorded in the Consolidated Statements of Net Income (Loss).

Securities and Other Investments

Marketable securities owned and securities sold, but not yet purchased, consist of equity securities and quasi-government agency securities. These securities are carried at market value, which is based on quoted market prices, with unrealized gains and losses included in revenues as principal transactions. Such amounts are determined on a trade date basis.

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

Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments are recorded at fair value or contractual amounts that approximate fair value. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidating sale. Securities owned, other investments and securities sold, not yet purchased, are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the accompanying Consolidated Statements of Net Income (Loss).

Management believes that the net fair value of the receivable from clearing broker, investment banking fees receivable, and accrued compensation recognized on the Consolidated Statements of Financial Condition approximate their carrying value, because such instruments are short-term in nature, bear interest at current market rates, or are subject to frequent repricing. The fair value of the Redeemable Class A member interests recognized on the Predecessor’s Consolidated Statements of Financial Condition was based on the amounts that the Predecessor expected to be required to pay to an employee member upon resignation to redeem its Redeemable Class A member interests and was equal to the capital account of such employee member as maintained by the Predecessor.

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

Loan Receivable

Loan receivable consists of a loan made by JMPRT to a client as part of its normal business operations. The loan is collateralized by real estate related assets, and bears interest at the rate of 20% per annum, payable monthly in arrears. The principal of the loan is due and payable on December 1, 2007, but can be extended for six months at the borrower’s option for an additional fee. On September 25, 2007, the board of directors of JMPRT declared a distribution payable to its shareholders in the form of participation interests in the fair market value of the loan receivable. The distribution was made in October 2007.

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

Reclassification

Certain balances from prior years have been reclassified in order to conform to the current year presentation. The reclassifications had no impact on the Company’s financial position, net income (loss) or cash flows.

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

SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”)—In February 2007, the FASB issued SFAS 159, which provides companies with an option to report selected financial assets and liabilities at fair value. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. In addition, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating SFAS 159 and has not yet determined the financial assets and liabilities, if any, for which the fair value option would be elected or the potential impact on the results of operations or financial condition if such election were made.

4. Securities and Other Investments

Marketable securities owned consist primarily of U.S. listed and over-the-counter equities and quasi-government agency securities, all of which are carried at market value. Marketable securities sold, but not yet purchased, represent obligations of the Company to deliver a specific security at a contracted price and thereby create a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions involve, to varying degrees, elements of market risk, as the Company’s ultimate obligation to satisfy the sale of securities sold, but not yet purchased, may exceed the amount currently recognized in the Consolidated Statements of Financial Condition.

The cost and market values of marketable securities owned and proceeds of securities sold, but not yet purchased are as follows at September 30, 2007 and December 31, 2006:

	September 30, 2007				December 31, 2006
	Cost		Market		Cost		Market
	Owned	Sold, But Not Yet Purchased	Owned	Sold, But Not Yet Purchased	Owned	Sold, But Not Yet Purchased	Owned	Sold, But Not Yet Purchased
Equity securities	$13,079,892	$10,123,142	$14,189,769	$9,315,040	$11,592,593	$7,193,997	$11,949,187	$7,480,889
Quasi-government agency securities	9,672,672	—	9,672,672	—	—	—	—	—

Total securities owned and securities sold, but not yet purchased	$22,752,564	$10,123,142	$23,862,441	$9,315,040	$11,592,593	$7,193,997	$11,949,187	$7,480,889

Included in other investments are investments in partnerships in which one of the Company’s subsidiaries is the investment manager and general partner. The Company accounts for these investments using the equity method as described in Note 2. The Company’s proportionate share of those investments is included in the table below. In addition, other investments include warrants, and two investments in funds managed by third parties.

The carrying values of other investments are as follows at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
General Partner in Hedge Funds	$22,181,774	$11,785,581
General Partner in Fund of Funds	4,250,483	583,143

Total of General Partner in Funds	26,432,257	12,368,724
Limited Partner in Private Equity Fund	2,338,157	2,384,074
Warrants	379,199	491,725

Total	$29,149,613	$15,244,523

5. Fixed Assets

At September 30, 2007 and December 31, 2006, fixed assets consisted of the following:

	September 30, 2007	December 31, 2006
	Successor	Predecessor
Furniture and fixtures	$1,302,611	$1,247,728
Computer and office equipment	2,939,931	2,664,425
Leasehold improvements	2,288,090	2,268,978
Software	451,590	438,931
Less: accumulated depreciation	(4,984,420)	(3,994,660)

Total fixed assets, net	$1,997,802	$2,625,402

Depreciation expense for the quarter ended September 30, 2007 was $268,640 and $260,285 for the quarter ended September 30, 2006. Depreciation expense for the nine months ended September 30, 2007 was $525,734 for the period of January 1, 2007 through May 15, 2007, $421,805 for the period of May 16, 2007 through September 30, 2007, and $1,111,248 for the nine months ended September 30, 2006.

6. Note Payable

On August 3, 2006, the Predecessor entered into a revolving note with City National Bank for up to $30.0 million, replacing a prior $10.0 million annual revolving note. Each draw bears interest at the prime rate less 1.25% annually or at LIBOR plus 1.25% annually, at the election of the Company, and the note expires on June 30, 2008. The Company paid a closing fee of $75,000 and pays an annual unused commitment fee of 0.25% payable quarterly in arrears. The Company has the option to extend the term of the revolving note by one year or to convert the outstanding balance to a three-year term loan. There are no periodic principal payments required for this facility until maturity. This facility is collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and JMPAM. There was no outstanding note balance at September 30, 2007.

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

Redeemable Class A member interests were accounted for as stock-based compensation under SFAS 123 until December 31, 2005 and under SFAS 123R thereafter. Each holder of Redeemable Class A member interests was a party to the Operating Agreement, which provided that an employee member could elect to redeem all, but not less than all, of their Redeemable Class A member interests without the Predecessor’s consent in connection with such person’s resignation from the Predecessor. Because the redemption feature permitted the employee to avoid bearing the risks and rewards normally associated with equity share ownership for a reasonable period of time and gave the Predecessor no discretion to avoid transferring its cash or assets to the employee if the employee elected redemption, the Redeemable Class A member interests were classified as a liability by the Predecessor. The liability amount for the Redeemable Class A member interests was measured at each balance sheet date based on the redemption amounts for the Class A member interests. The redemption amount for an employee member was the amount the Predecessor was required to pay to an employee member upon resignation to redeem all his Redeemable Class A member interests as provided by the Operating Agreement. Management determined that member interests would be redeemed at an amount equal to the capital account of such employee member as maintained by the Predecessor. The pro rata share of the Predecessor’s income allocated to Redeemable Class A member interests and any additional changes in the redemption amount of Redeemable Class A member interests were recorded as “Income allocation and accretion—Redeemable Class A member interests” in the Predecessor’s Consolidated Statements of Net Income (Loss).

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

The Company intends to declare quarterly cash dividends on all outstanding shares of common stock. We do not plan to pay dividends on unvested shares of restricted stock.

On August 7, 2007, the Company’s board of directors declared a cash dividend of $0.025 per share of common stock for the second quarter of 2007 which was paid on August 30, 2007 to common shareholders of record on August 23, 2007. This amount represents a prorated quarterly dividend for the period from the Company’s initial public offering on May 16, 2007 through June 30, 2007, based upon a quarterly dividend rate of $0.05 per share.

Stock Repurchase Program

On August 7, 2007, the Company’s board of directors authorized the repurchase of up to one million shares of the Company’s outstanding common stock during the next twelve months. The approval of this program authorizes, but does not commit, the Company to repurchase shares of its common stock. Repurchases may be made in open market or private transactions. The repurchase program is, among other things, intended to reduce the dilutive effect of the Company’s equity compensation programs.

The timing and amount of any repurchases will be determined by JMP management based on its evaluation of market conditions, the relative attractiveness of other capital deployment activities, regulatory considerations and other factors. Any open market stock repurchase activities will be conducted in compliance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. Repurchases of common stock may also be made under a Rule 10b5-1 plan which the Company entered into in September 2007 and which would permit common stock to be repurchased pursuant to a predetermined formula when the Company may otherwise be prohibited from doing so under insider trading laws. This repurchase program may be suspended or discontinued at any time.

During the three months ended September 30, 2007, the Company did not repurchase any shares of the Company’s common stock.

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

On January 31, 2007, a total of 25,000 options to purchase Class B common interests were granted to a member employee of the Predecessor. The options have an exercise price of $12.50 per share and an exercise period of seven years. These options became vested and immediately exercisable on an accelerated basis in connection with the Reorganization. The fair value of each employee option was estimated on the grant date as $3.01 by using the Black-Scholes Option Valuation methodology with the following assumptions: expected life of options of 4.75 years, risk-free interest rate of 4.67%, expected dividend yield of 4.0% and volatility of 31.2%.

In connection with the Reorganization, all outstanding options to purchase Class B common interests were exchanged into options of the Successor’s common stock and the Company accelerated the vesting of 1,335,000 stock options granted in December 2006 and January 2007.

The following table summarizes the stock option activity for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007		2006
	Shares Subject to Option	Weighted Average Exercise Price	Shares Subject to Option	Weighted Average Exercise Price
Balance, beginning of period	2,639,940	$11.44	1,242,140	$10.16
Granted	75,000	$12.50	50,000	$12.50
Exercised	—	$—	—	$—
Forfeited	(233,488)	$11.18	(22,200)	$10.00
Expired	(39,162)	$12.23	—	$—

Balance, end of period	2,442,290	$11.48	1,269,940	$10.30

Options exercisable at end of period	1,645,272	$12.15	50,000	$15.00

As of September 30, 2007
Options Outstanding					Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Average Intrinsic Value
$10.00 -$15.00	2,442,290	6.99	$11.48	$—	1,645,272	6.44	$12.15	$—

In accordance with the requirements of SFAS 123R and FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, the Successor and the Predecessor recognize stock-based compensation expense for stock options over the graded vesting period of the options using the accelerated attribution method, resulting in compensation expense as follows:

		Nine Months Ended September 30, 2007
Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	January 1, 2007 through May 15, 2007	May 16, 2007 through September 30, 2007	Nine Months Ended September 30, 2006
Successor	Predecessor	Predecessor	Successor	Predecessor
$14,839	$32,431	$740,120	$3,234,351	$74,605

Included in compensation expense in the table above is stock-based compensation expense of $3,211,835 that the Successor recognized in connection with the initial public offering in May 2007, resulting from the acceleration of the vesting of 1,335,000 stock options.

As of September 30, 2007, there was $152,350 of unrecognized compensation expense related to stock options expected to be recognized over a weighted average period of 2.25 years.

Restricted Stock Units

The Company granted restricted stock units (“RSUs”) in connection with the initial public offering, and intends to do so as part of the Company’s annual bonus compensation process. RSUs are subject to a vesting schedule, and such vesting is subject to the employees’ continued employment with the Company. In the event of a change in control or corporate transaction, the RSUs will vest immediately prior to the effective date of such an event. Upon termination of service for any reason, all unvested RSUs will be forfeited.

On May 15, 2007, upon pricing of its initial public offering, the Company granted RSUs to a broad group of its employees and each of its two independent directors with respect to which an aggregate of 1,931,060 shares of the Company’s common stock are deliverable. Awards granted under the JMP Group 2004 Plan totaled 431,060 units and awards granted under the JMP Group 2007 Plan totaled 1,500,000 units. At the time of the initial public offering, 38,642 RSUs vested immediately, with the remaining 1,892,418 RSUs vesting over four years. The RSUs granted to employees will vest 25%, 35% and 40% on the second, third and fourth anniversary of the initial public offering, respectively. The RSUs granted to the independent directors vested 33% on date of the initial public offering, and will vest 33% on each of the subsequent two anniversaries of the date of the initial public offering. The fair value of RSUs was based on the initial public offering price of $11.00 and discounted for future dividends expected not to be received by unvested RSUs over the vesting period.

On August 7, 2007, 18,000 RSUs were granted to an independent director. Of these units, 33% vested immediately on grant date, with the balance vesting 33% on each of the two subsequent anniversaries. On September 5, 2007, additional RSUs were granted to a new hire employee, 50% of these units will vest on January 31, 2009 with the balance vesting on January 31, 2010. The fair values of these units were based on the market values of the underlying stock on the respective grant dates.

The Predecessor recorded $0 and $76,129, respectively, in non-cash compensation expense for the three and nine month periods ended September 30, 2007 in connection with the vesting of the award of RSUs granted on the initial public offering date. The Successor recorded $1,409,218 and $2,577,699, respectively, in non-cash compensation expense for the three and nine months ended September 30, 2007, in connection with the vesting of the award of RSUs granted on the initial public offering date. In addition, the Successor recorded $100,601 in non-cash compensation expense for the three and nine months ended September 30, 2007 for RSUs granted post-initial public offering.

As of September 30, 2007, there was $18,178,579 of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 3.49 years.

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2007:

	Nine Months Ended September 30, 2007	Weighted Average Grant Date Fair Value
Balance, beginning of period	—	$—
Granted	2,096,438	$10.30
Vested	(44,642)	$10.00
Forfeited	(65,210)	$10.43

Balance, end of period	1,986,586	$10.30

As a result of the vesting of 44,642 RSUs for the nine months ended September 30, 2007, the Company recognized current tax benefits of $190,896.

10.	Net Income per Share of Common Stock and Net Income (Loss) per Unit Attributable to Class A and Class B Common Interests

The Company calculates its net income per share, and the Predecessor calculated its net income (loss) per unit attributable to Class A and Class B common interests, in accordance with SFAS 128, Earnings per Share.

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

Basic net income (loss) per unit for the Predecessor is calculated by dividing net income (loss) attributable to Class A and Class B common interests by the weighted average number of units of Class A and Class B common interests outstanding for the reporting period. Diluted net income (loss) per unit is computed similarly, except that it reflects the potential dilutive impact that would occur if potentially dilutive securities were exercised or converted into membership interests. To determine an average market price for applying the treasury stock method, the Predecessor estimated the fair market value of the Predecessor’s Class B common interests based on trades of Class B common interests between third parties and earnings multiples of publicly traded comparables.

In August 2004, the Predecessor issued 2,300,000 units of Class B common interests in a private offering, which represented 15.5% of the Predecessor’s membership interests. Because there is a direct relationship between the number of Class B common interests outstanding and the ownership percentage in the Predecessor’s equity, it was possible to determine the number of units associated with the Class A common interests outstanding. As a result, the Predecessor was able to determine net income (loss) per unit, based on an implied number of Class A common interests and an existing number of Class B common interests outstanding. Pursuant to SFAS 128, Earnings per Share, paragraph 133 and SEC Staff Accounting Bulletin Topic 4-C, the Predecessor has reflected this capital structure for purposes of determining net income (loss) per unit in all periods presented.

The computations of basic and diluted net income per share and basic and diluted net income per unit for the three months ended September 30, 2007 and 2006 are shown in the table below:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
	Successor	Predecessor
		Class A Common	Class B Common
Numerator:
Net income	$1,135,447	$329,848	$528,374

Denominator:
Basic weighted average Class A and Class B common units Outstanding		1,435,820	2,300,000

Basic weighted average shares outstanding	22,029,098

Effect of potential dilutive securities:
Options to purchase Class B common interests	—	55,765	89,328
Options to purchase common shares	—	—	—
Restricted stock units	—	—	—

Diluted weighted average Class A and Class B common units Outstanding		1,491,585	2,389,328

Diluted weighted average shares outstanding	22,029,098

Net income per unit attributable to Class A and Class B common Interests
Basic		$0.23	$0.23
Diluted		$0.22	$0.22
Net income per share
Basic	$0.05
Diluted	$0.05

Stock options to purchase 2,478,180 shares of common stock and 860,810 Class B common interests for the three months ended September 30, 2007 and September 30, 2006 respectively, were anti-dilutive. RSU options to purchase 1,906,635 shares of common stock and no Class B interests for the three months ended September 30, 2007 and September 30, 2006, respectively, were anti-dilutive. As such, these were not included in the computation of diluted common shares or diluted common units outstanding.

The computations of basic and diluted net income per share and basic and diluted net (loss) income per unit for the nine months ended September 30, 2007 and 2006 are shown in the table below:

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	January 1, 2007 through May 15, 2007		May 16, 2007 through September 30, 2007
	Predecessor		Successor	Predecessor
	Class A Common	Class B Common		Class A Common	Class B Common
Numerator:
Net (loss) income	$(56,860,528)	$(54,836,785)	$3,901,502	$920,308	$1,476,661

Denominator:
Basic weighted average Class A and Class B common units Outstanding	2,384,881	2,300,000		1,433,444	2,300,000

Basic weighted average shares outstanding			22,027,845

Effect of potential dilutive securities:
Options to purchase Class B common interests	—	—	—	18,569	29,795
Options to purchase common shares	—	—	—	—	—
Restricted stock units	—	—	56,994	—	—

Diluted weighted average Class A and Class B common units Outstanding	2,384,881	2,300,000		1,452,013	2,329,795

Diluted weighted average shares outstanding			22,084,839

Net (loss) income per unit attributable to Class A and Class B common Interests
Basic	$(23.84)	$(23.84)		$0.64	$0.64
Diluted	$(23.84)	$(23.84)		$0.63	$0.63
Net income per share
Basic			$0.18
Diluted			$0.18

Stock options to purchase 1,474,677 and 860,810 Class B common interests for the period from January 1 through May 15, 2007 and the nine months ended September 30, 2006, respectively, as well as stock options to purchase 2,502,484 shares of common stock for the period from May 16 through September 30, 2007 were anti-dilutive and, therefore, were not included in the computation of diluted common units or diluted common shares outstanding.

11. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the United States Internal Revenue Service. There were no contributions by the Company during the nine months ended September 30, 2007 and 2006.

12. Income Taxes

Prior to the Reorganization, all income and losses of JMP Group LLC, the Predecessor, were reportable by the individual members of JMP Group LLC in accordance with the Internal Revenue Code of the United States and, as required under generally accepted accounting principles. The U.S. federal and state income taxes payable by the members based upon their share of JMP Group LLC’s net income have not been reflected in the accompanying financial statements for periods prior to the Reorganization. JMP Holdings Inc., being a C-corporation from its inception in August 2004, was subject to U.S. federal and state income taxes on its taxable income, and in accordance with Statement of Financial Standards No. 109, Accounting for Income Taxes (“SFAS 109”), accounted for income taxes in its separate financial statements. SFAS 109 requires the recognition of deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax bases of the Company’s assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

As a result of the Reorganization, JMP Group Inc. (formerly JMP Holdings Inc.) succeeded to the business of the Predecessor. The Company is subject to U.S. federal and state income taxes on all taxable income earned subsequent to May 15, 2007 by JMP Group LLC and its subsidiaries. As a result of the Reorganization, upon the change of tax status of JMP Group LLC from a partnership to a wholly-owned disregarded entity of the Company, the Company recognized a one-time tax benefit of $4,316,892 in connection with the establishment of net deferred tax items of $10,739,292. For the three and nine month periods ended September 30, 2007, the Company recorded a total tax expense (benefit) of $1,006,408 and ($4,332,431), respectively, which included the one-time tax benefit.

The components of the Successor’s income tax expense (benefit) for the period ended September 30, 2007 are as follows:

	Three Months Ended September 30, 2007	May 16, 2007 through September 30, 2007
	Successor	Successor
Federal	$—	$—
State	—	—

Total current tax expense (benefit)	—	—
Federal	1,041,356	(3,536,931)
State	(34,948)	(795,500)

Total deferred tax expense (benefit)	1,006,408	(4,332,431)

Total income tax expense (benefit)	$1,006,408	$(4,332,431)

A reconciliation of the statutory U.S. federal income tax rate to the Successor’s effective tax rate for the period ended September 30, 2007 is as follows:

	Three Months Ended September 30, 2007	May 16, 2007 through September 30, 2007
	Successor	Successor
Tax at federal statutory tax rate	35.00%	35.00%
State income tax, net of federal tax	5.75%	5.75%
Adjustment for permanent items	2.35%	-18.06%

Rate before one-time events	43.10%	22.69%
Deferred tax written off related to expired options	2.52%	-12.53%
Adjustment for prior year taxes	-7.14%	35.78%
Deferred tax recognized upon JMP Group LLC’s tax status change	8.52%	959.44%

Effective tax rate	47.00%	1,005.38%

As of September 30, 2007, the components of deferred tax assets and liabilities are as follows:

September 30, 2007
Successor
Deferred tax assets:
Accrued compensation and related expenses	$105,005
Equity based compensation	2,608,687
Depreciation and amortization	202,145
Reserves and allowances	387,517
Net unrealized capital losses	217,130
Net operating loss carryforward (1)	1,829,892
Other	20,672

Total deferred tax assets	5,371,048
Deferred tax liabilities:
Investment in partnerships	(949,004)

Total deferred tax liabilities	(949,004)
Valuation allowance	—

Net deferred tax assets (2)	$4,422,044

(1)	The net operating loss carryforward is attributable to the Successor’s loss, excluding minority interest and before income tax benefit, for the period from May 16, 2007 through September 30, 2007.
(2)	The Successor had a net deferred tax asset balance of $242,933 on May 16, 2007.

The Company adopted FIN 48 on May 16, 2007, the date the Company became subject to federal and state income taxes. Its adoption did not have a material impact on the Company’s financial condition or results of operations.

13. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts and New York under various operating leases. Rental expense for the quarter ended September 30, 2007 was $472,758 and $467,645 for the quarter ended September 30, 2006. Rental expense for the nine months ended September 30, 2007 was $699,774 for the period of January 1, 2007 through May 15, 2007, $706,035 for the period of May 16, 2007 through September 30, 2007, and $1,381,244 for the nine months ended September 30, 2006.

The California and New York leases included a period of free rent at the start of the lease for seven months and three months, respectively. Rent expense is recognized over the entire lease uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

October 1, 2007 through December 31, 2007	$501,515
2008	1,994,728
2009	2,250,368
2010	2,250,368
2011	1,625,711

$8,622,690

In connection with its underwriting activities, JMP Securities enters into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. At September 30, 2007, JMP Securities had no open underwriting commitments.

The securities owned and the restricted cash as well as the cash held by the clearing broker, may be used to maintain margin requirements. At September 30, 2007 and December 31, 2006, the Company had $255,336 of cash on deposit, respectively, with JMP Securities’ clearing broker. Furthermore, the securities owned may be hypothecated or borrowed by the clearing broker.

The Company had committed $10,260,000 in capital to JMPRT, of which, as of September 30, 2007, all had been drawn. On August 7, 2007, JMPRT called the final $6,156,000, which was paid on August 14, 2007. Accordingly, the Company has funded its entire initial capital commitment to JMPRT. The Company has an additional capital commitment of $161,865 related to its investment in a private investment fund.

14. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $37,865,523 and $33,936,970, which were $37,249,023 and $33,420,970 in excess of the required net capital of $616,500 and $516,000 at September 30, 2007 and December 31, 2006, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.22 to 1 and 0.10 to 1 at September 30, 2007 and December 31, 2006, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

15. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for partnerships and offshore investment companies in which it also owns an investment. Base management fees from these activities were $765,700 and $2,089,959, and $609,181 and $2,101,514 for the three and nine months ended September 30, 2007 and 2006, respectively. Also, JMPAM earned incentive fees of $203,136 and $675,545 and $279,990 and $315,435 from these partnerships and offshore investment companies for three and nine months ended September 30, 2007 and 2006, respectively.

16. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at September 30, 2007 had settled with no resulting liability to the Company. For the three and nine months ended September 30, 2007 and 2006, the Company did not have a loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of September 30, 2007.

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

17. Litigation

Due to the nature of its business, the Company is subject to various threatened or filed legal actions. For example, because we act as an underwriter or a financial advisor in the ordinary course of our business, we have in the past been, currently are and may in the future be subject to class action claims that seek substantial damages.

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

18. Financial Instruments with Off-Balance Sheet Risk, Credit Risk or Market Risk

The majority of the Company’s transactions, and consequently the concentration of its credit exposure, is with its clearing broker. The clearing broker is also a significant source of short-term financing for the Company, which is collateralized by cash and securities owned by the Company and held by the clearing broker. The Company’s securities owned may be pledged by the clearing broker. The receivable from the clearing broker represents amounts receivable in connection with the trading of proprietary positions.

The Company is also exposed to credit risk from other brokers, dealers and other financial institutions with which it transacts business. In the event that counterparties do not fulfill their obligations, the Company may be exposed to credit risk.

The Company’s trading activities include providing securities brokerage services to institutional clients. To facilitate these customer transactions, the Company purchases proprietary securities positions (“long positions”) in equity securities. The Company also enters into transactions to sell securities not yet purchased (“short positions”), which are recorded as liabilities on the Consolidated Statements of Financial Condition. The Company is exposed to market risk on these long and short securities positions as a result of decreases in market value of long positions and increases in market value of short positions. Short positions create a liability to purchase the security in the market at prevailing prices. Such transactions result in off-balance sheet market risk as the Company’s ultimate obligation to satisfy the sale of securities sold, but not yet purchased may exceed the amount recorded in the Consolidated Statements of Financial Condition. To mitigate the risk of losses, these securities positions are marked to market daily and are monitored by management to assure compliance with limits established by the Company.

19. Business Segments

The Company’s business results are categorized into the following two segments: Broker-Dealer and Asset Management. The Broker-Dealer segment includes a broad range of services, such as underwriting and acting as a placement agent for public and private capital raising transactions and financial advisory services in M&A, restructuring and other strategic transactions. The Broker-Dealer segment also includes institutional brokerage services and equity research services to our institutional investor clients. The Asset Management segment includes the management of a broad range of pooled investment vehicles, including the Company’s hedge funds, funds of funds and JMPRT as well as the Company’s principal investments in public and private securities.

The accounting policies of the segments are consistent with those described in the Significant Accounting Policies in Note 2.

Revenue generating activities between segments are eliminated from the segment results for reporting purposes. These activities include fees paid by the Broker-Dealer segment to the Asset Management segment for the management of its investment portfolio.

The Company’s segment information for the three and nine month periods ended September 30, 2007 and 2006 was prepared using the following methodology:

•	Revenues and expenses directly associated with each segment are included in determining income.

•	Revenues and expenses not directly associated with a specific segment are allocated based on the most relevant measures applicable, including revenues, headcount and other factors.

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

•

Corporate operating expenses include income allocation and accretion - Redeemable Class A member interests and interest expense payable on Redeemable Class A member interests. These expenses are not allocated to the segments, because Redeemable Class A member interests are capital to the Company as a whole and the income allocation is based on the Company’s consolidated results.

The Company evaluates segment results based on revenue and segment operating income before minority interest and taxes.

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

			Nine Months Ended September 30, 2007
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	January 1, 2007 through May 15, 2007	May 16, 2007 through September 30, 2007	Nine Months Ended September 30, 2006
	Successor	Predecessor	Predecessor	Successor	Predecessor
Broker-Dealer
Revenues	$18,961,786	$18,710,041	$30,114,149	$30,888,324	$59,347,303
Operating expenses	16,782,699	14,962,288	24,013,904	31,032,004	48,432,060

Segment operating income	$2,179,087	$3,747,753	$6,100,245	$(143,680)	$10,915,243

Segment assets	$94,284,715	$67,516,718	N/A	$94,284,715	$67,516,718
Asset Management
Revenues	$2,046,090	$1,745,658	$2,257,862	$2,775,289	$4,323,791
Operating expenses	1,779,601	1,626,505	1,925,177	2,833,280	4,107,009

Segment operating income	$266,489	$119,153	$332,685	$(57,991)	$216,782

Segment assets	$85,754,806	$21,762,495	N/A	$85,754,806	$21,762,495
Corporate
Operating expenses	$—	$2,915,367	$117,962,855	$—	$8,638,807
Consolidated Entity
Revenues	21,007,876	20,455,699	32,372,011	33,663,613	63,671,094
Operating expenses	18,562,300	19,504,160	143,901,936	33,865,284	61,177,876

Income (loss) before income tax benefit and minority interest	$2,445,576	$951,539	$(111,529,925)	$(201,671)	$2,493,218

Total assets	$180,039,521	$89,279,213	N/A	$180,039,521	$89,279,213

20. Subsequent Events

On August 7, 2007, the Company’s board of directors authorized the repurchase of up to one million shares of the Company’s outstanding common stock during the next twelve months. On November 6, 2007, the Company’s board of directors increased the Company’s authorization under its share repurchase program by 500,000 shares, making the total number of shares authorized for repurchase equal to 1.5 million. In addition, the board extended the duration of the program until December 31, 2008.

During the month of October 2007, the Company repurchased 83,425 shares of the Company’s common stock at an average price of $7.29 per share for an aggregate purchase price of $607,837.

On November 6, 2007, the Company’s board of directors declared a cash dividend of $0.05 per share of common stock for the third quarter of 2007 to be paid on December 14, 2007 to common shareholders of record on November 30, 2007.

21. Pro Forma Financial Information

As described below and elsewhere in this quarterly report on Form 10-Q, the historical results of operations for periods prior to May 16, 2007, the date of the Reorganization, are not comparable to results of operations for subsequent periods. Accordingly, management believes that the inclusion of pro forma financial information is useful to compare the results of the Company prior and subsequent to the Reorganization, as though the Company had operated as a C-corporation for the nine month period ended September 30, 2007. This pro forma financial information is not intended to represent, and should not be considered more meaningful than, or as an alternative to, measures determined in accordance with GAAP.

The following unaudited Condensed Consolidated Pro Forma Statements of Net (Loss) Income for the nine month period ended September 30, 2007 present the consolidated results of operations of JMP Group Inc. assuming that the Reorganization described under “Organization and Description of Business” had been completed as of the close of business on December 31, 2006. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of the reorganization transactions on the historical financial information of JMP Group Inc. The adjustments are described in the notes to the unaudited Condensed Consolidated Pro Forma Statements of Net (Loss) Income.

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

JMP GROUP INC.

Condensed Consolidated Pro Forma

Statement of Net (Loss) Income

For The Nine Months Ended September 30, 2007

(Unaudited)

	January 1, 2007 through May 15, 2007					May 16, 2007 through September 30, 2007					Nine Months Ended September 30, 2007
	Historical	Pro Forma Adjustments For the Reorganization		Pro Forma, as Adjusted For the Reorganization		Historical		Pro Forma Adjustments For the Reorganization		Pro Forma, as Adjusted For the Reorganization	Pro Forma, as Adjusted For the Reorganization
	Predecessor					Successor					Predecessor/ Successor Combined *
Total revenues	$32,372,011	$—		$32,372,011		$33,663,613		$—		$33,663,613	$66,035,624
Expenses:
Compensation and benefits	18,393,339			18,393,339		24,772,727				24,772,727	43,166,066
Income allocation and accretion - Redeemable Class A member interests	117,418,274	(117,418,274	)(1)	—		—				—	—
Administration	1,770,553			1,770,553		2,128,853				2,128,853	3,899,406
Brokerage, clearing and exchange fees	1,689,174			1,689,174		1,896,307				1,896,307	3,585,481
Interest and dividend expense	683,114	(544,581	)(2)	138,533		170,156				170,156	308,689
Other expenses	3,947,482			3,947,482		4,897,241				4,897,241	8,844,723

Total expenses	143,901,936	(117,962,855)		25,939,081		33,865,284		—		33,865,284	59,804,365
Income before income taxes and minority interest	(111,529,925)	117,962,855		6,432,930		(201,671)		—		(201,671)	6,231,259
Provision for income taxes/ (Income tax benefit)	—	2,701,831	(3)	2,701,831		(4,332,431)		4,247,729	(3)	(84,702)	2,617,129
Minority interest	167,388	—		167,388		229,258		—		229,258	396,646

Net (loss) income	$(111,697,313)	$115,261,024		$3,563,711		$3,901,502		$(4,247,729)		$(346,227)	$3,217,484

Net income per share of common stock:
Basic – pro forma				$0.24		$0.18				$(0.02)	$0.17
Diluted – pro forma				$0.24		$0.18				$(0.02)	$0.17
Weighted average shares of common stock outstanding:
Basic – pro forma				14,800,035	(4)	22,027,845	(4)			22,027,845 (4)	18,453,653	(4)
Diluted – pro forma				14,905,435	(4)	22,084,839	(4)			22,084,839 (4)	18,534,584	(4)

*	Represents aggregate Successor and Predecessor results for the period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Successor and Predecessor results.

JMP GROUP INC.

Notes to Condensed Consolidated Pro Forma Statement of Net (Loss) Income

(Unaudited)

(1)	As a limited liability company, income and paid profit distributions of the Predecessor were allocated based on the pro rata ownership percentage to the holders of the Redeemable Class A member interests. In connection with the Reorganization, the Redeemable Class A member interests were exchanged into shares of the Company’s common stock and reclassified from liability to equity. Hence, the Company will no longer incur income allocation and accretion expense, and will no longer pay pro rata profit distributions to the prior holders of the Predecessor’s membership interests, but instead will pay dividends, if any, to all its shareholders.

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

In addition to the one-time non-cash expense, income allocation and accretion—Redeemable Class A member interests includes $4.5 million for the nine months ended September 30, 2007, related to the Predecessor income allocated to the Redeemable Class A member interests.

(2)	As a limited liability company, the Predecessor made interest payments based on contributed capital to the holders of the Redeemable Class A member interests. As a corporation, the Redeemable Class A member interests were exchanged into shares of the Company’s common stock, and the Company will therefore no longer make interest payments to the holders of the Redeemable Class A member interests.

(3)	As a limited liability company, the Predecessor was not subject to income taxes. An adjustment has been made to include assumed income taxes for the Company at an effective tax rate of 42%, reflecting assumed federal, state and local income taxes.

(4)	For purposes of the pro forma income per share calculation, the weighted average shares outstanding, basic and diluted, are calculated based on:

	Nine Months Ended September 30, 2007
	January 1, 2007 through May 15, 2007		May 16, 2007 through September 30, 2007	Pro Forma
	Predecessor		Successor	Combined
Weighted average basic shares outstanding	14,800,035	(a)	22,027,845	18,453,653
Effect of potential dilutive securities:
Options to purchase Class B common interests	105,400	(b)	—	52,121
Options to purchase common shares	—		—	—
Restricted stock units	—		56,994	28,810

Weighted average diluted shares outstanding	14,905,435		22,084,839	18,534,584

(a)	Reflects an adjustment for the issuance of shares of the Company’s common stock to members of JMP Group LLC in exchange for their respective membership interests in the Reorganization. The 2,300,000 basic units of Class B common interests outstanding represented 15.5% of the Predecessor’s ownership and were exchanged into common shares of the Company at an exchange ratio of one-for-one. Class A common interests and Redeemable Class A member interests are assumed to be exchanged into common shares of the Company by applying the same one-for-one exchange ratio to the respective ownership percentages represented by such interests.

(b)	Diluted shares outstanding include the dilutive impact of options to acquire Class B common interests converted at a one-for-one ratio for options to acquire shares of the Company’s common stock.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In connection with its initial public offering, JMP Holdings changed its name to JMP Group Inc., and effective May 16, 2007, members of JMP Group LLC exchanged the outstanding membership interests of JMP Group LLC for shares of common stock of JMP Group Inc. As a result of the exchange, JMP Group LLC became JMP Group Inc.’s wholly-owned subsidiary and JMP Group Inc., or the Successor, completed its initial public offering on May 16, 2007. This corporate reorganization (“Reorganization”) is described in greater detail in the Registration Statement on Form S-1 (File No. 333-140689) filed with the Securities and Exchange Commission in connection with the initial public offering.

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

As the core operations of the Company have not changed as a result of the Reorganization, when evaluating our results of operations and financial performance, our management views the nine months ended September 30, 2007 as a single measurement period, rather than the two separate periods that are required to be reported under GAAP. We believe that comparisons between the Predecessor’s results for the nine months ended September 30, 2006 and either the Predecessor’s results for the period from January 1, 2007 to May 15, 2007 or the Successor’s results for the period from May 16, 2007 to September 30, 2007, may not provide users of our financial statements with all the information they may need to fully understand our operating and cash flow performance.

Consequently, to enhance the analysis of our operating results and cash flows, we have presented the operating results and cash flows of the Predecessor for the nine months ended September 30, 2006 and of the Predecessor and Successor on a combined basis for the nine month periods ended September 30, 2007. This combined presentation for the nine months ended September 30, 2007 represents a non-GAAP mathematical addition of the pre-reorganization results of operations and statements of cash flow of the Predecessor for the period from January 1, 2007 to May 15, 2007 and the results of operations and statements of cash flow of the Successor for the period from May 16, 2007 to September 30, 2007. The Successor conducted no material operational activities from the date of formation of JMP Holdings Inc. until the combination with JMP Group LLC on May 16, 2007. We believe that the combined presentation provides additional information investors can use to conduct a meaningful comparison of operating results and cash flows between periods. A reconciliation showing the mathematical combination of our operating results for such periods is included below under the headings “Results of Operations” and “Liquidity and Capital Resources.”

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

Private Placement Revenues

We earn agency placement fees in non-underwritten transactions such as private placements of equity securities, private investments in public equity, or PIPEs, Rule 144A private offerings and trust preferred securities offerings. We record private placement revenues on the closing date of these transactions.

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

The following table presents certain information with respect to the investment funds managed by JMPAM:

	Company’s Share of Net Asset Value at
	September 30, 2007	December 31, 2006
	Successor	Predecessor
Funds Managed by JMPAM:
Hedge Funds:
Harvest Opportunity Partners II	$8,951,962	$6,464,500
Harvest Value Income Plus	3,103,636	2,247,237
Harvest Small Cap Partners	10,126,176	3,073,844
Harvest Consumer Partners *	1,711,722	889,169
Harvest Technology Partners *	2,880,844	546,415
Funds of Funds:
JMP Masters Fund	3,215,697	583,143
JMP Emerging Masters Fund	1,034,786	—
REIT:
JMP Realty Trust *	9,215,214	2,059,714

Total funds managed by JMPAM	$40,240,037	$15,864,022

*	The Company’s share of net asset value in HTP, HCP and JMPRT is consolidated in the Company’s Statements of Financial Condition, net of minority interest.

	Three Months Ended September 30, 2007
	Company’s Share of Change in Fair Value	JMPAM Management Fee	JMPAM Incentive Fee
	Successor	Successor	Successor
Hedge Funds:
Harvest Opportunity Partners II	$(85,106)	$302,202	$—
Harvest Value Income Plus	(147,556)	30,468	—
Harvest Small Cap Partners	437,478	122,406	192,570
Harvest Consumer Partners *	(8,905)	4,969	409
Harvest Technology Partners *	129,355	3,188	7,739
Funds of Funds:
JMP Masters Fund	72,772	228,183	2,418
JMP Emerging Masters Fund	34,786	25,298	—
REIT:
JMP Realty Trust *	174,598	48,986	—

Totals	$607,422	$765,700	$203,136

	Nine Months Ended September 30, 2007
	Company’s Share of Change in Fair Value		JMPAM Management Fee		JMPAM Incentive Fee
	January 1, 2007 through May 15, 2007	May 16, 2007 through September 30, 2007	January 1, 2007 through May 15, 2007	May 16, 2007 through September 30, 2007	January 1, 2007 through May 15, 2007	May 16, 2007 through September 30, 2007
	Predecessor	Successor	Predecessor	Successor	Predecessor	Successor
Hedge Funds:
Harvest Opportunity Partners II	$46,774	$(159,489)	$466,787	$458,770	$—	$176
Harvest Value Income Plus	38,676	(188,101)	56,980	46,185	—	5,825
Harvest Small Cap Partners	481,461	747,751	90,988	165,171	226,956	396,165
Harvest Consumer Partners *	28,146	(41,403)	7,458	7,488	4,522	409
Harvest Technology Partners *	34,628	114,105	4,828	4,817	8,835	7,739
Funds of Funds:
JMP Masters Fund	50,842	81,712	286,346	337,302	20,223	2,418
JMP Emerging Masters Fund	—	34,786	36,854	41,024	2,012	265
REIT:
JMP Realty Trust *	14,373	157,083	22,512	56,449	—	—

Totals	$694,900	$746,444	$972,753	$1,117,206	$262,548	$412,997

*	Revenues earned from HTP, HCP and JMPRT are consolidated in the Company’s Statements of Net Income (loss), net of minority interest.

As of September 30, 2007, the contractual base management fees earned from each of these investment funds ranged between 1% and 2% of assets under management. The contractual incentive fees were generally 20%, subject to highwater marks, for the hedge funds, 5% to 10%, subject to highwater marks, for the funds of funds, and 25%, subject to a performance hurdle rate, for JMPRT.

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

Compensation and Benefits

Compensation and benefits is the largest component of our expenses and includes employees base pay, performance bonuses, sales commissions, related payroll taxes, medical and benefits expenses, as well as expenses for contractors, temporary employees and equity-based compensation. Our employees receive the majority of their compensation in the form of individual performance-based bonuses. As is the widespread practice in our industry, we pay bonuses on an annual basis, which for senior professionals typically make up a large portion of their total compensation. Compensation is accrued based on a ratio of total compensation and benefits to total revenues. We accrue for the estimated amount of these bonus payments ratably over the applicable service period. Bonus payments may have a greater impact on our cash position and liquidity in the periods in which they are paid than would otherwise be reflected in our Consolidated Statements of Net Income (Loss). We expect that our compensation and benefits expense, excluding equity-based awards made prior to and in connection with our initial public offering, will be approximately 60% of revenues each year, although we may change this rate at any time.

Income Allocation and Accretion/(Dilution)—Redeemable Class A Member Interests

Redeemable Class A member interests were issued to our former employee members and such interests were entitled to share in our income. Each holder of the Redeemable Class A member interest was a party to our Third Amended and Restated Limited Liability Company Agreement, as amended, which provided that an employee member could have elected to redeem his or her Redeemable Class A member interests without our consent in connection with such person’s resignation from us. Because of this repurchase feature, the Redeemable Class A member interests were classified as a liability and measured at each balance sheet date based on the redemption amounts for the Redeemable Class A member interests. The redemption amount for a former employee member was the amount we would have been required to pay to that former employee member upon resignation to redeem all of his or her Redeemable Class A member interests, and was equal to the capital account of such former employee member as maintained by us.

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

Administration

Administration expense primarily includes the cost of hosted conferences, non-capitalized systems and software expenditures, insurance, business tax (non-income), office supplies, recruiting, and regulatory fees.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees include the cost of floor and electronic brokerage and execution, securities clearance, and exchange fees. We currently clear our securities transactions through Ridge Clearing. Changes in brokerage, clearing and exchange fees fluctuate largely in line with the volume of sales and trading activity.

Interest and Dividend Expense

Interest and dividend expense consisted primarily of interest paid on capital contributed by our Predecessor’s employee members, who received interest payments at an annual rate equal to the Prime rate plus 100 basis points until the Reorganization. To a lesser extent it results from short-term borrowings and dividend paying short positions in our principal investment portfolio. When we completed our Reorganization on May 16, 2007, our Redeemable Class A member interests were exchanged into shares of our common stock and thus we no longer make interest payments to the former holders of the Redeemable Class A member interests.

Other Expenses

Other operating expenses primarily include travel and business development, market data, occupancy, legal and accounting professional fees and depreciation.

Minority Interest

Minority interest relates to the interest of third parties in JMP Realty Trust and in two of our asset management funds, Harvest Consumer Partners and Harvest Technology Partners. JMP Realty Trust is a real estate investment trust that was formed in June 2006. JMP Realty Trust is managed by JMP Asset Management. Because of the current ownership and external management position, we consolidate JMP Realty Trust and record a minority interest. JMP Asset Management is also the general partner of Harvest Consumer Partners and Harvest Technology Partners. Due to our ownership and resulting control by JMP Asset Management and related parties, management believes that limited partners currently do not have substantive rights to remove the general partner, and, therefore, these two funds are consolidated in the financial statements and minority interest is recorded.

Historical Results of Operations

The following table sets forth our historical results of operations for the three and nine month periods ended September 30, 2007 and 2006 and is not necessarily indicative of the results to be expected for any future period.

For purposes of comparing the nine month periods ended September 30, 2007 and 2006 discussed herein, we have aggregated the Predecessor period from January 1, 2007 through May 15, 2007 and the Successor period from May 16, 2007 through September 30, 2007, without further adjustment. The supplemental aggregate disclosures and discussions are not in accordance with, or an alternative for, generally accepted accounting principles, and are provided solely for the purpose of providing additional supplemental information.

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Change from 2006 to 2007
(in thousands)	Successor	Predecessor	$	%
Revenues
Investment banking	$9,401	$8,806	$595	6.8%
Brokerage	8,173	8,406	(233)	-2.8%
Asset management fees	942	875	67	7.7%
Principal transactions	855	1,257	(402)	-32.0%
Interest, dividends and other income	1,637	1,112	525	47.2%

Total revenues	21,008	20,456	552	2.7%
Expenses
Compensation and benefits	13,027	11,663	1,364	11.7%
Income allocation and accretion – Redeemable Class A member interests	—	2,504	(2,504)	-100.0%
Administration	1,249	953	296	31.1%
Brokerage, clearing and exchange fees	1,289	1,065	224	21.0%
Interest and dividend expense	111	437	(326)	-74.6%
Other	2,886	2,883	3	0.1%

Total expenses	18,562	19,505	(943)	-4.8%

Income before income tax expense and minority interest	2,446	951	1,495	157.1%
Income tax expense	1,007	—	1,007	N/A
Minority interest	304	93	211	226.9%

Net income	$1,135	$858	$277	32.2%

	Nine Months Ended September 30, 2007
	January 1, 2007 through May 15, 2007	May 16, 2007 through September 30, 2007	Combined Predecessor/	Nine Months Ended September 30, 2006	Change from 2006 to 2007
(in thousands)	Predecessor	Successor	Successor	Predecessor	$	%
Revenues
Investment banking	$16,055	$16,863	$32,918	$33,543	$(625)	-1.9%
Brokerage	12,987	12,243	25,230	22,772	2,458	10.8%
Asset management fees	1,218	1,502	2,720	2,475	245	9.9%
Principal transactions	541	685	1,226	2,369	(1,143)	-48.2%
Interest, dividends and other income	1,571	2,370	3,941	2,512	1,429	56.9%

Total revenues	32,372	33,663	66,035	63,671	2,364	3.7%
Expenses
Compensation and benefits	18,393	24,773	43,166	37,627	5,539	14.7%
Income allocation and accretion – Redeemable Class A member interests	117,418	—	117,418	7,505	109,913	N/A
Administration	1,771	2,129	3,900	3,187	713	22.4%
Brokerage, clearing and exchange fees	1,689	1,896	3,585	2,993	592	19.8%
Interest and dividend expense	683	170	853	1,169	(316)	-27.0%
Other	3,948	4,896	8,844	8,697	147	1.7%

Total expenses	143,902	33,864	177,766	61,178	116,588	190.6%

(Loss) income before income tax benefit and minority interest	(111,530)	(201)	(111,731)	2,493	(114,224)	N/A
Income tax benefit	—	(4,332)	(4,332)	—	(4,332)	N/A
Minority interest	167	229	396	96	300	312.5%

Net (loss) income	$(111,697)	$3,902	$(107,795)	$2,397	$(110,192)	N/A

Three Months Ended September 30, 2007, Compared to Three Months Ended September 30, 2006

Overview

Total revenues increased $0.5 million, or 2.7%, from $20.5 million for the quarter ended September 30, 2006 to $21.0 million for the quarter ended September 30, 2007. The increase was primarily due to an increase in investment banking revenue of $0.6 million and interest, dividends and other income of $0.5 million, partially offset by a decrease in principal transactions revenue of $0.4 million.

Total expenses decreased by $0.9 million, or 4.8%, from $19.5 million for the quarter ended September 30, 2006 to $18.6 million for the quarter ended September 30, 2007, primarily because we discontinued recognizing income allocated to the Redeemable Class A member interests after the Reorganization. This resulted in a decrease in income allocation and accretion/(dilution) expense of $2.5 million, partially offset by an increase in compensation and benefits of $1.4 million.

Net income increased $0.3 million from $0.9 million for the quarter ended September 30, 2006 to $1.1 million for the quarter ended September 30, 2007, primarily as a result of the aforementioned $2.5 million decrease in income allocation accretion/(dilution) expense.

Revenues

Investment Banking

Investment banking revenues increased $0.6 million, or 6.8%, from $8.8 million for the quarter ended September 30, 2006 to $9.4 million for the same period in 2007, and increased as a percentage of total revenues from 43.0% to 44.7%, respectively. The increase in revenues reflects a higher level of activity and increased revenue in our public equity underwriting business, partially offset by decreased revenues in both our strategic advisory and private placement businesses. Public equity underwriting revenues increased by $3.5 million, or 340.3%, from $1.1 million for the quarter ended September 30, 2006 to $4.6 million for the quarter ended September 30, 2007. We executed eight public equity underwriting transactions in the quarter ended September 30, 2007 compared to three in the quarter ended September 30, 2006. In addition, we acted as a lead manager on three public equity underwriting transactions in the quarter ended September 30, 2007, compared with none in the quarter ended September 30, 2006. Our strategic advisory revenues decreased $2.3 million, or 47.6%, from $4.8 million for the quarter ended September 30, 2006 to $2.5 million for the quarter ended September 30, 2007, due to fewer transactions executed in the third quarter of 2007 compared to the third quarter of 2006, of which three and six transactions were executed, respectively. Average revenues per strategic advisory transaction, however, increased 4.9%. Private placement revenues decreased $0.7 million, or 23.9%, from $2.9 million for the quarter ended September 30, 2006 to $2.2 million for the quarter ended September 30, 2007. The decrease was primarily due to fewer executed originations of trust preferred securities and to lower average revenues per private placement transaction in the quarter ended September 30, 2007, compared to the quarter ended September 30, 2006.

Brokerage Revenues

Brokerage revenues decreased by $0.2 million, or 2.8%, from $8.4 million for the quarter ended September 30, 2006 to $8.2 million for the quarter ended September 30, 2007. The decrease was a result of an increase in trading losses, partially offset by higher gross commission revenue for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006. The increase in commissions resulted from increased trading activity with existing clients, and the addition of new institutional clients during the period. The increase in trading losses resulted from taking more frequent positions in greater amounts to facilitate customer trades, increased market making activities, as well as market volatility in the third quarter 2007. Brokerage revenues decreased as a percentage of total revenues, from 41.1% for the quarter ended September 30, 2006 to 38.9% for the quarter ended September 30, 2007.

Asset Management Fees

Asset management fees remained at $0.9 million for the quarter ended September 30, 2006 and the quarter ended September 30, 2007. Asset management fees include both base management fees and incentive fees for our funds under management. An increase in base management fees from the quarter ended September 30, 2006 to the quarter ended September 30, 2007 was partially offset by a decrease in incentive fees. The increase in base management fees is the result of an increase in assets under management from $206.5 million as of September 30, 2006 to $221.7 million as of September 30, 2007. As a percentage of total revenues, asset management fees increased from 4.3% for the quarter ended September 30, 2006 to 4.5% for the same period in 2007.

Principal Transactions

Principal transaction revenues decreased $0.4 million from a gain of $1.3 million for the quarter ended September 30, 2006 to a gain of $0.9 million for the quarter ended September 30, 2007. The decrease was due to a decrease in gains from equity investments in publicly held securities of $0.5 million, as well as a decrease of $0.1 million in gains from investment partnerships, attributable to the performance of the funds managed by us. The decrease in gains was partially offset by an increase of $0.2 million in gain related to the value of warrant positions, which reflect the market performance of the companies in which we hold warrants.

Interest, Dividends and Other Income

Interest, dividends and other income increased $0.5 million, or 47.2%, from $1.1 million for the quarter ended September 30, 2006 to $1.6 million for the same period in 2007. The increase was primarily attributable to investing $55.0 million of proceeds from our initial public offering in short duration AAA rated securities, as well as to higher market interest rates, more active cash management, and an increased capital allocation to our investment portfolio, which returned higher interest and dividend income as a percent of total invested capital.

Expenses

Compensation and Benefits

Compensation and benefits, which includes salaries, commissions and performance bonus compensation to our employees, increased $1.3 million, or 11.7%, from $11.7 million for the quarter ended September 30, 2006 to $13.0 million for the quarter ended September 30, 2007. Of the total compensation and benefits expense for this period, $1.5 million is attributable to equity-based compensation expenses, comprised primarily of expense recognized for restricted stock units granted in connection with the initial public offering. The increase was partially offset by $0.1 million in lower employee payroll and accrual for bonuses, which is primarily attributable to a lower target compensation to revenue ratio used for the accrual of bonuses during the quarter ended September 30, 2007 compared to the same quarter in 2006. Compensation and benefits as a percentage of revenues increased from 57.0% of total revenues for the quarter ended September 30, 2006 to 62.0% for the same period in 2007. Excluding expense in the amount of $1.4 million from equity-based awards granted in connection with the initial public offering, as a percentage of revenues, compensation and benefits decreased from 57.0% of total revenues for the quarter ended September 30, 2006 to 55.3% for the same period in 2007.

Income Allocation and Accretion/(Dilution)

Income allocation and accretion/(dilution) decreased $2.5 million from $2.5 million for the quarter ended September 30, 2006 to none for the quarter ended September 30, 2007. Due to our Reorganization as a C-corporation in connection with our initial public offering on May 16, 2007, periods after this date no longer reflect an expense for income allocation and accretion/(dilution).

Administration

Administration expenses increased $0.3 million, or 31.1%, from $1.0 million for the quarter ended September 30, 2006 to $1.3 million for the quarter ended September 30, 2007. The increase was due primarily to city and state business tax expenses in the third quarter of 2007. The increase was also due to higher insurance and other expenses associated with being a public company. Administration expense increased from 4.7% of total revenues for the quarter ended September 30, 2006 to 5.9% for the same period in 2007.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees increased $0.2 million, or 21.0%, from $1.1 million for the quarter ended September 30, 2006 to $1.3 million for the quarter ended September 30, 2007. The increase was primarily due to an increase in trading activity in our sales and trading business as total shares traded increased 56.3% from the quarter ended September 30, 2006 to the quarter ended September 30, 2007. As a percentage of total revenues, our brokerage, clearing and exchange fees increased from 5.2% for the quarter ended September 30, 2006 to 6.1% for the same period in 2007.

Interest and Dividend Expense

Interest and dividend expense decreased $0.3 million, or 74.6%, from $0.4 million for the quarter ended September 30, 2006 to $0.1 million for the quarter ended September 30, 2007. The decrease was primarily due to the discontinuation of interest payments to Redeemable Class A members, as a result of the exchange into common stock at the time of the initial public offering. As a percentage of total revenues, interest and dividend expense decreased from 2.1% for the quarter ended September 30, 2006 to 0.5% for the same period in 2007.

Other Expenses

Other expenses remained unchanged at $2.9 million for the quarters ended September 30, 2006 and 2007. The quarter ended September 30, 2007 reflected an increase of $0.3 million in professional fees, consisting primarily of increased legal, audit and accounting expenses. This increase was offset by a similar decrease in travel and business development expense, primarily due to higher client reimbursements for investment banking transactions executed and closed in the quarter ended September 30, 2007. As a percentage of total revenues, other expenses decreased from 14.1% for the quarter ended September 30, 2006 to 13.7% for the same period in 2007.

Minority Interest

Minority interest relates to the consolidation of JMP Realty Trust and of two of our hedge funds, Harvest Consumer Partners and Harvest Technology Partners. We recorded minority interest expense of $0.3 million for the quarter ended September 30, 2007 compared with $0.1 million for the quarter ended September 30, 2006, due to an improvement in the performance of JMP Realty Trust, as well as Harvest Consumer Partners and Harvest Technology Partners.

Provision for Income Taxes

Prior to the completion of our initial public offering on May 16, 2007, we were a limited liability company treated as a partnership; therefore, all of our income and losses were reportable by the individual members. The U.S. federal and state income taxes payable by the members based upon their share of our net income have not been reflected in the accompanying financial statements for the periods prior to the initial public offering. We were, however, subject to state and local unincorporated tax and franchise tax.

In connection with our initial public offering and Reorganization, we are subject to federal and state income taxes on all taxable income earned subsequent to May 15, 2007. Additionally, in connection with the Reorganization, we recognized a one-time tax benefit of $4.3 million in connection with the establishment of net deferred tax asset items of $10.7 million. In calculating the one-time tax benefit amount and associated deferred tax asset items, the Company makes reasonable estimates of its share of the 2006 taxable income and 2007 taxable income attributed to the period from January 1 through May 15, 2007 of the partnerships in which it has a direct or indirect interest. These estimates may change as additional information becomes available; as a result, the net one-time tax benefit amount may change. During the third quarter, the Company adjusted the one-time tax benefit of $4.3 million by $0.2 million in additional tax expense. Including the one-time tax benefit, during the three and nine months ended September 30, 2007, we recorded a total tax expense (benefit) of $1.0 million and ($4.3) million, respectively.

The effective tax rate for the three and nine months ended September 30, 2007 was 38.5% and 45.9%, respectively, excluding the one-time tax benefit. Including the one-time tax benefit, the effective tax rate for the three and nine months ended September 30, 2007 was 47.0% and 1,005.4%, respectively.

Nine Months Ended September 30, 2007, Compared to Nine Months Ended September 30, 2006

Overview

Total revenues increased $2.3 million, or 3.7%, from $63.7 million for the nine months ended September 30, 2006 to $66.0 million for the nine months ended September 30, 2007. The increase was primarily due to higher brokerage revenues of $2.5 million, partially offset by lower principal transactions revenues of $1.1 million.

Total expenses increased by $116.6 million, or 190.6%, from $61.2 million for the nine months ended September 30, 2006 to $177.8 million for the nine months ended September 30, 2007, primarily due to an increase in income allocation and accretion/(dilution) expense of $109.9 million resulting from a one-time non-cash expense associated with the exchange of Redeemable Class A member interests into shares of our common stock in connection with the Reorganization at the time of our initial public offering.

Net income decreased $110.2 million from $2.4 million for the nine months ended September 30, 2006 to a loss of $107.8 million for the nine months ended September 30, 2007, primarily as a result of the aforementioned $109.9 million increase in income allocation accretion/(dilution) expense due to a one-time non-cash expense associated with the Reorganization.

Revenues

Investment Banking

Investment banking revenues decreased $0.6 million, or 1.9%, from $33.5 million for the nine months ended September 30, 2006 to $32.9 million for the same period in 2007 and decreased as a percentage of total revenues from 52.7% to 49.8%, respectively. The decrease in revenues reflects a lower level of activity in our private placement business, partially offset by an increase in our public equity underwriting and strategic advisory businesses. Private placement revenues decreased $3.7 million, or 30.0%, from $12.3 million for the nine months ended September 30, 2006 to $8.6 million for the nine months ended September 30, 2007. The decrease was primarily due to fewer originations of trust preferred securities executed and to lower revenues per transaction in private investments in public equity, or PIPE, transactions in the first nine months of 2007. Public equity underwriting revenues increased by $2.1 million, or 18.2%, from $11.5 million for the nine months ended September 30, 2006 to $13.6 million for the nine months ended September 30, 2007. We executed twenty-five public equity underwriting transactions in the nine months ended September 30, 2007 compared to twenty-two in the nine months ended September 30, 2006. In addition, we acted as the lead manager on six public equity underwriting transactions, including our own initial public offering, in the nine month period ending September 30, 2007, compared with three in the same period of 2006. We recognized no revenue for acting as underwriter in our own initial public offering, and the underwriting fees were instead recorded as additional paid-in capital. Our strategic advisory revenues increased $0.9 million, or 9.7%, from $9.8 million for the nine months ended September 30, 2006 to $10.7 million for the nine months ended September 30, 2007, due to an increase in average revenues per transaction executed in the first nine months of 2007 compared to the first nine months of 2006.

Brokerage Revenues

Brokerage revenues increased by $2.5 million, or 10.8%, from $22.8 million for the nine months ended September 30, 2006 to $25.2 million for the nine months ended September 30, 2007. The increase was a result of higher gross commission revenues, partially offset by higher trading losses for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The increase in commissions resulted from increased trading activity with existing clients, and to the addition of new institutional clients during the period. The increase in trading losses resulted from taking more frequent positions in greater amounts to facilitate customer trades, increased market making activities, as well as market volatility. Brokerage revenues increased as a percentage of total revenues, from 35.8% for the nine months ended September 30, 2006 to 38.2% for the nine months ended September 30, 2007.

Asset Management Fees

Asset management fees increased by $0.2 million, or 9.9%, from $2.5 million for the nine months ended September 30, 2006 to $2.7 million for the nine months ended September 30, 2007. Asset management fees include both base management fees and incentive fees for our funds under management. Lower base management fees for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 were offset by higher incentive fees over the same period. Base management fees fell from $2.2 million for the nine months ended September 30, 2006 to $2.1 million for the nine months ended September 30, 2007, as the result of a shift in the composition of average assets under management from hedge funds to funds of funds, which charge lower base management fees. Incentive fees increased from $0.3 million for the nine months ended September 30, 2006, to $0.7 million for the same period in 2007. The increase is primarily the result of improved performance of our families of funds and from an increase in assets under management from $206.5 million as of September 30, 2006 to $221.7 million as of September 30, 2007. As a percentage of total revenues, asset management fees increased from 3.9% for the nine months ended September 30, 2006 to 4.1% for the same period in 2007.

Principal Transactions

Principal transaction revenues decreased $1.2 million from a gain of $2.4 million for the nine months ended September 30, 2006 to a gain of $1.2 million for the nine months ended September 30, 2007. The decrease was due to a decline in gains from equity investments in publicly-held securities of $1.4 million, partially offset by an increase of $0.3 million in gains related to the value of warrant positions, which reflect the market performance of the companies for which we hold warrants. The nine months ended September 30, 2007 also included the recovery of $0.6 million of previously written off private securities.

Interest, Dividends and Other Income

Interest, dividends and other income increased $1.4 million, or 56.9%, from $2.5 million for the nine months ended September 30, 2006 to $3.9 million for the same period in 2007. The increase was primarily attributable to higher market interest rates, more active cash management, and an increased capital allocation to our investment portfolio, which returned higher interest and dividend income as a percent of total invested capital.

Expenses

Compensation and Benefits

Compensation and benefits, which includes salaries, commissions, performance bonus and equity compensation to our employees, increased $5.6 million, or 14.7%, from $37.6 million for the nine months ended September 30, 2006 to $43.2 million for the nine months ended September 30, 2007. Of the total compensation and benefits expense for this period, $5.9 million is attributable to equity-based compensation expenses related to our initial public offering, comprised of $3.2 million in expense recognized for accelerated vesting of stock options and $2.7 million in expense recognized for restricted stock units granted in connection with the initial public offering. In addition, a lower compensation-to-revenue ratio was used to accrue bonus compensation during the nine months ended September 30, 2007 as compared to the same nine months in 2006. Compensation and benefits increased from 59.1% of total revenues for the nine months ended September 30, 2006 to 65.4% for the same period in 2007. Excluding expense of $5.9 million from equity-based awards accelerated and granted in connection with the initial public offering, as a percentage of revenues compensation and benefits decreased from 59.1% of total revenues for the nine months ended September 30, 2006 to 56.5% for the same period in 2007.

Income Allocation and Accretion/(Dilution)

Income allocation and accretion/(dilution) increased $109.9 million from $7.5 million for the nine months ended September 30, 2006 to $117.4 million for the nine months ended September 30, 2007. The increase was associated with a one-time non-cash expense of $112.9 million as a result of the exchange of Redeemable Class A member interests into shares of our common stock in connection with the Reorganization at the time of our initial public offering. Due to this one-time non-cash expense, income allocation and accretion/(dilution) increased from 11.8% of total revenues for the year ended September 30, 2006 to 177.8% for the same period in 2007. Due to our Reorganization as a C-corporation in connection with our initial public offering, periods after May 2007 will no longer reflect an expense for income allocation and accretion/(dilution).

Administration

Administration expenses increased $0.7 million, or 22.4%, from $3.2 million for the nine months ended September 30, 2006 to $3.9 million for the nine months ended September 30, 2007. The increase was primarily due to higher 2007 expenses for our annual pre-initial public offering corporate finance and research conferences, both of which occur in the first nine months of the year. The increase was also due to city and state business taxes recorded in the first nine months of 2007 as well as higher insurance and other expenses associated with being a public company in 2007. Administration expense increased from 5.0% of total revenues for the nine months ended September 30, 2006 to 5.9% for the same period in 2007.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees increased $0.6 million, or 19.8%, from $3.0 million for the nine months ended September 30, 2006 to $3.6 million for the nine months ended September 30, 2007. The increase was primarily due to an increase in trading activity in our sales and trading business as total shares traded increased 60.3% from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. As a percentage of total revenues, our brokerage, clearing and exchange fees increased from 4.7% for the nine months ended September 30, 2006 to 5.4% for the same period in 2007.

Interest and Dividend Expense

Interest and dividend expense decreased $0.3 million, from $1.2 million for the nine months ended September 30, 2006 to $0.9 million for the nine months ended September 30, 2007. While the nine months ended September 30, 2007 experienced increased expense related to dividend expense from short positions in our investment portfolio, the period’s results also reflect the discontinuation of interest payments to Redeemable Class A members, due to the exchange into common stock at the time of the initial public offering. As a percentage of total revenues, interest and dividend expense decreased from 1.8% for the nine months ended September 30, 2006 to 1.3% for the same period in 2007.

Other Expenses

Other expenses increased $0.1 million, or 1.7%, from $8.7 million for the nine months ended September 30, 2006 to $8.8 million for the nine months ended September 30, 2007. The increase in other expenses was due primarily to a $0.3 million increase in professional fees resulting from one-time audit and accounting expenses, increased legal expense, and increased expenses resulting from being a public company. The increase was partially offset by decreases in travel and entertainment expense, depreciation, and by the settlement of a previously reserved receivable in the first quarter of 2007. As a percentage of total revenues, our other expenses decreased from 13.7% for the nine months ended September 30, 2006 to 13.4% for the same period in 2007.

Minority Interest

We recorded minority interest expense of $0.4 million for the nine months ended September 30, 2007, compared with $0.1 million for the nine months ended September 30, 2006. The minority interest relates to the inception of JMP Realty Trust, which was formed in June 2006, and to the consolidation of two of our hedge funds, Harvest Consumer Partners and Harvest Technology Partners.

Provision for Income Taxes

Prior to the completion of our initial public offering on May 16, 2007, we were a limited liability company treated as a partnership; therefore, all of our income and losses were reportable by the individual members. The U.S. federal and state income taxes payable by the members based upon their share of our net income have not been reflected in the accompanying financial statements for the periods prior to the initial public offering. We were, however, subject to state and local unincorporated tax and franchise tax.

In connection with our initial public offering and Reorganization, we are subject to federal and state income taxes on all taxable income earned subsequent to May 15, 2007. Additionally, in connection with the Reorganization, we recognized a one-time tax benefit of $4.3 million in connection with the establishment of net deferred tax asset items of $10.7 million. In calculating the one-time tax benefit amount and associated deferred tax asset items, the Company makes reasonable estimates of its share of the 2006 taxable income and 2007 taxable income attributed to the period from January 1 through May 15, 2007 of the partnerships in which it has a direct or indirect interest. These estimates may change as additional information becomes available; as a result, the net one-time tax benefit amount may change. During the third quarter, the Company adjusted the one-time tax benefit of $4.3 million by $0.2 million in additional tax expense. Including the one-time tax benefit, during the three and nine months ended September 30, 2007, we recorded a total tax expense (benefit) of $1.0 million and ($4.3) million, respectively.

The effective tax rate for the three and nine months ended September 30, 2007 was 38.5% and 45.9%, respectively, excluding the one-time tax benefit. Including the one-time tax benefit, the effective tax rate for the three and nine months ended September 30, 2007 was 47.0% and 1,005.4%, respectively.

Liquidity and Capital Resources

A condensed table of cash flows for the nine month periods ended September 30, 2007 and 2006 is presented below. We have aggregated the Predecessor period from January 1, 2007 through May 15, 2007 and the Successor period from May 16, 2007 through September 30, 2007, without further adjustment, for purposes of comparison with the same periods in 2006. The supplemental aggregate disclosures and discussions are not in accordance with, or an alternative for, generally accepted accounting principles, and are provided solely for the purpose of providing additional supplemental information.

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006	Change from 2006 to 2007
	January 1, 2007 through May 15, 2007	May 16, 2007 through September 30, 2007	Combined Predecessor/ Successor
(in thousands)	Predecessor	Successor		Predecessor	$	%
Cash flows from operations	$(29,821)	$13,555	$(16,266)	$(10,331)	$(5,935)	-57.4%
Cash flows from investing activities	(509)	(14,752)	(15,261)	2,653	(17,914)	-675.2%
Cash flows from financing activities	8,020	66,535	74,555	(1,057)	75,612	N/A

Total cash flows	$(22,310)	$65,338	$43,028	$(8,735)	$51,763	592.6%

We have historically satisfied our capital and liquidity requirements primarily through member contributions from our managing directors and outside investors and internally generated cash from operations. On May 16, 2007, we completed our initial public offering of common stock, raising $73.1 million in net proceeds. The net proceeds of our initial public offering were used, in part, to make distributions in May 2007 to the Predecessor’s employee members, in the amount of $17.5 million. The Predecessor borrowed $14.5 million from our revolving note at City National Bank to cover a portion of the distribution. The $14.5 million note was subsequently repaid with proceeds from the initial public offering. We are using the remaining net proceeds for general corporate purposes, including supporting and expanding our existing business lines. Most of our operating cash flow is generated from our investment banking and brokerage revenues and is invested in cash and cash equivalents, marketable securities or other investments, and partnerships in which JMP Asset Management is the investment manager.

Our balance sheet is relatively liquid and unleveraged. As of September 30, 2007, we had liquid assets of $126.7 million, primarily consisting of cash and cash equivalents, marketable securities and other investments (mainly investments in funds managed by JMP Asset Management). We have a $30.0 million revolving line of credit with City National Bank, which had no balance outstanding as of September 30, 2007.

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule. We use the basic method permitted by the Uniform Net Capital Rule to compute net capital, which generally requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. At September 30, 2007, JMP Securities’ net capital under the SEC’s Uniform Net Capital Rule was $37.9 million, or $37.2 million in excess of the minimum required net capital.

The timing of bonus compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees and managing directors are generally paid salaries semi-monthly during the year, bonus compensation payments, which make up a larger portion of total compensation, are generally paid once a year. Bonus compensation payments for a given year are generally paid at the end of January of the following year.

The Company had committed $10.3 million in capital to JMPRT, of which, as of September 30, 2007, all had been drawn. On August 7, 2007, JMPRT called the final $6.1 million which was paid on August 14, 2007. Accordingly, the Company has funded its entire initial capital commitment of $10.3 million to JMPRT. The Company has an additional capital commitment of $0.2 million related to its investment in a private investment fund.

The Company intends to declare quarterly cash dividends on all outstanding shares of common stock. We do not plan to pay dividends on unvested shares of restricted stock. On August 7, 2007, the Company’s board of directors declared a cash dividend of $0.025 per share of common stock for the second quarter of 2007 which was paid on August 30, 2007 to common shareholders of record on August 23, 2007. This amount represents a prorated quarterly dividend for the period from the Company’s initial public offering on May 16, 2007 through June 30, 2007, based upon a quarterly dividend rate of $0.05 per share.

On November 6, 2007, the Company’s board of directors declared a cash dividend of $0.05 per share of common stock for the third quarter of 2007 to be paid on December 14, 2007 to common shareholders of record on November 30, 2007.

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

Cash Flows for the Nine Months Ended September 30, 2007

Cash increased by $43.0 million during the nine months ended September 30, 2007, primarily as a result of cash provided by financing activities.

Our operating activities used $16.3 million of cash from the combined net loss of $107.8 million, adjusted for the cash provided by the change in operating assets and liabilities of $90.4 million. The increase in operating assets and liabilities was primarily due to the increase of Redeemable Class A member interests in connection with our initial public offering, as well as the payout of 2006 year-end bonuses in the first half of 2007.

Our investing activities used $15.3 million, which consisted mostly of $12.6 million of net purchases of other investments, including $9.7 million invested in quasi-government agency securities.

Our financing activities provided $74.6 million of cash primarily due to the net proceeds from our initial public offering.

Cash Flows for the Nine Months Ended September 30, 2006

Cash decreased by $8.7 million during the nine months ended September 30, 2006, primarily as a result of cash used in operating activities.

Our operating activities used $10.3 million of cash from net income of $2.4 million, adjusted for the cash used in the change in operating assets and liabilities of $12.2 million and by $0.5 million used in non-cash revenue and expense items. The decrease in operating assets and liabilities was primarily due to the payout of 2005 year-end bonuses in the first half of 2006.

Our investing activities provided $2.7 million, which consisted mostly of $2.9 million of net sales of other investments.

Our financing activities used $1.1 million of cash due to distributions to our Predecessor’s common members, partially offset by capital contributions of minority interest shareholders.

Contractual Obligations

The following table provides a summary of our contractual obligations as of September 30, 2007:

Payments Due by Period (in 000’s):	Total	2007	2008	2009	2010	2011
(in thousands)
Operating lease obligations	$8,623	$502	$1,995	$2,250	$2,250	$1,626
Other contractual obligations (1)	—	—	—	—	—	—

Total payments	$8,623	$502	$1,995	$2,250	$2,250	$1,626

(1)	Excludes a capital commitment of $0.2 million related to a private investment fund as of September 30, 2007.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2007. However, as described below under “Qualitative and Quantitative Disclosures About Market Risk—Credit Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $14.2 million as of September 30, 2007. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $9.3 million as of September 30, 2007. The net potential loss in fair value for our marketable equity securities portfolio as of September 30, 2007, using a hypothetical 10% decline in prices, is estimated to be approximately $0.5 million. In addition, as of September 30, 2007, we have invested $31.0 million of our own capital in our funds, which are invested primarily in publicly traded equity securities. The net potential loss in fair value for our investments at September 30, 2007, using a hypothetical 10% decline in the funds’ investment portfolios, is estimated to be approximately $3.1 million.

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

Using the foregoing criteria, we consider the following to be our critical accounting policies:

Valuation of Financial Instruments

Substantially all of our financial instruments are recorded at fair value or contract amounts that approximate fair value. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. “Marketable securities owned”, “other investments” including warrant positions and investments in partnerships in which JMP Asset Management is the general partner and “Marketable securities sold, but not yet purchased”, are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item “principal transactions” in our Consolidated Statements of Net Income (Loss).

As of September 30, 2007, the total of our financial instruments recorded at fair value, or contract amounts that approximate fair value, was $62.3 million. Fair values for these instruments were determined using either: 1) Quoted market prices or broker or dealer price quotations, which involve no subjective judgment on the part of management, 2) the Black-Scholes options valuation model, or 3) for Other Investments, the fair values of the underlying investments which are determined by third party general partners. Accordingly, we do not exercise discretion in determining the fair value of our other investments. Because many of the securities in the portfolios of these funds may trade infrequently or are non-marketable securities and, therefore, do not have readily determinable fair values, the third party general partner estimates the fair value of these securities using various pricing models and the information available. Among the factors that they consider in determining the fair value of the underlying financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield and other factors generally pertinent to the valuation of financial instruments.

The following tables summarize our marketable securities and other investments, as presented in our Consolidated Statements of Financial Condition, by valuation methodology as of September 30, 2007:

	Marketable Securities Owned, at Market Value(1)	Marketable Securities Sold, But Not Yet Purchased, at Market Value (2)	Other Investments (3)					Total Marketable Securities and Other Investments
			General Partner in Hedge Funds	General Partner in Fund of Funds	Limited Partner in Private Equity Fund	Warrants	Total Other Investments
Fair values based on:
Quoted market prices	$23,862,441	$9,315,040	$22,181,774	$—	$—	$—	$22,181,774	$55,359,255
Black Scholes Options Valuation						379,199	379,199	379,199
Valuation determined by third party
General Partners				4,250,483	2,338,157		6,588,640	6,588,640

Totals	$23,862,441	$9,315,040	$22,181,774	$4,250,483	$2,338,157	$379,199	$29,149,613	$62,327,094

Fair values based on:
Quoted market prices	100.0%	100.0%	76.1%				76.1%	88.8%
Black Scholes Options Valuation						1.3%	1.3%	0.6%
Valuation determined by third party
General Partners				14.6%	8.0%		22.6%	10.6%

Totals	100.0%	100.0%	76.1%	14.6%	8.0%	1.3%	100.0%	100.0%

(1)	Marketable securities owned consist mainly of U.S. listed and OTC equity securities, as well as quasi-government agency securities.
(2)	Marketable securities sold, but not yet purchased consist mainly of U.S. listed and OTC equity securities.
(3)	Other investments consist of general partnership interests in funds and funds of hedge funds managed by JMP Asset Management, limited partnership interests in private investment funds managed by third parties that invest in predominately private securities and warrants in public and private common stock.

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

If a potential adverse contingency should become probable or resolved for an amount in excess of the established reserves during any period, our results of operations in that period and, in some cases, succeeding periods, could be adversely affected.

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

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2007

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