Form 10-K
period 2007-12-31
JMP Group Inc.
filed 2008-03-13
CIK 1383803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-33448

JMP Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1450327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Montgomery Street, Suite 1100, San Francisco, California 94111

(Address of principal executive offices)

Registrant’s telephone number: (415) 835-8900

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrants’ common stock on June 29, 2007 as reported on The New York Stock Exchange was $173,664,798.

As of March 12, 2008 there were 20,544,541 shares of the registrant’s common stock outstanding.

Documents incorporated by reference:

Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2008 annual meeting of stockholders to be held in June 2008 are incorporated by reference in this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, in this Form 10-K that are subject to risks and uncertainties. When we use the words “will likely result,” “if,” “in the event,” “may,” “shall,” “will,” “believe,” “expect,” “anticipate,” “project,” “intend,” “estimate,” “goal,” “objective,” or similar expressions, we intend to identify forward-looking statements. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. They also include statements concerning anticipated revenues, income or loss, capital expenditures, dividends, capital structure or other financial terms. The statements we make regarding the following subject matters are forward-looking by their nature:

•	the opportunity to grow our investment banking and sales and trading businesses because of the prevalent demand for our services in our six target industries;

•	the possibility of generating stable or growing investment banking revenues due to our ability to engage in multiple types of transactions;

•	our ability to increase our roles as a co-manager or a lead manager in capital markets transactions;

•	the growth of our mergers and acquisitions and other strategic advisory business derived from our positions as a lead manager or senior co-manager of public and private securities offerings;

•

our plans to expand the group of institutional investors to which we market our equity research and sales and trading products and services by increasing the frequency with which we do business with these investors;

•	our plans to hire additional senior research professionals;

•	our ability to increase the number of companies under coverage by our equity research analysts;

•	the characteristics of the asset management business, including its comparatively high margins, the recurring nature of its fee-based revenues, and its dependence on intellectual capital;

•	the past performance of our funds are not indicative of our future performance;

•	the ongoing emergence of small asset managers and institutional investment managers that rely on outside sources to provide equity research;

•	a heightened demand for alternative asset management products and services;

•	our plans to sponsor additional hedge funds and other alternative asset management products;

•	our ability to increase assets under management and develop new asset management products;

•	our plans to launch additional hedge fund products, alternative and other asset management collective investment vehicles and structured finance products;

•	our plans to generate principal investing opportunities from our investment banking and asset management relationships;

•	our ability to attract and retain top professionals;

•	projections of our annual total compensation and benefits as a percentage of revenues;

•

our statements that, as of December 31, 2007, unrecognized compensation expense related to non-vested restricted stock unit awards is expected to be recognized over a specific weighted-average period, because these statements depend on estimates of employee attrition in the future;

•	our intention to declare dividends and our expected dividend rate; and

•	that we believe that our current level of equity capital will be adequate to meet our liquidity and regulatory capital requirements for the next twelve months.

The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These forward-looking statements may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks provided under Item 1A—“Risk Factors” in this Form 10-K. These risks are not exhaustive. Other sections of this Form 10-K may include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors or the effect which any factor, or combination of factors, may have on our business. Actual results may differ materially from those contained in any forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not rely upon forward-looking statements as predictions of future events. We undertake no duty to update any of these forward-looking statements after the date of this Form 10-K to conform prior statements to actual results or revised expectations unless otherwise required by law.

PART I

When we use the terms “JMP,” “JMP Group Inc.,” “the Company,” “we,” “us” and “our,” we mean the combined business of JMP Group Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

Item 1.	Business

Overview

We are a full-service investment banking and asset management firm that provides investment banking, sales and trading, and equity research services to corporate and institutional clients and alternative asset management products and services to institutional investors and high net-worth individuals.

We focus our efforts on small and middle-market companies in the following six growth industries: business services, consumer, financial services, healthcare, real estate, and technology. Our specialization in these areas has enabled us to develop recognized expertise and to cultivate extensive industry relationships. As a result, we have established our firm as a key advisor for our corporate clients, a trusted resource for institutional investors, and an effective investment manager for our asset management clients. We currently serve clients nationwide from our headquarters in San Francisco and from additional offices in New York, Boston, Chicago and Atlanta.

We provide our corporate clients with a wide variety of services, including strategic advice and capital raising solutions, sales and trading support, and equity research coverage. We provide institutional investors with capital markets intelligence and objective, informed investment recommendations about individual equities that are not widely followed. We believe that our concentration on small and middle-market companies, as well as our broad range of product offerings, positions us as a leader in an underserved and high-growth market.

The selection of our six target industries, the development of multiple products and services and the establishment of our three revenue-producing business lines—investment banking, sales and trading, and asset management—has created a diversified business model, especially when compared to that of our more specialized competitors. We have been able to balance more volatile revenue streams derived from our investment banking business and our incentive-based asset management fees with the more stable revenue streams tied to sales and trading commissions and base asset management fees. In addition, our target industries have historically performed, in certain respects, counter-cyclically to one another, allowing us to win business and generate fees in various economic and capital markets conditions.

Principal Business Lines

We operate our principal business lines through two subsidiaries, JMP Securities LLC, an SEC-registered broker-dealer and member of the Financial Industry Regulatory Authority (“FINRA”), and JMP Asset Management LLC, an SEC-registered investment adviser.

JMP Securities provides equity research, sales and trading to institutional brokerage clients and capital raising and strategic advisory services to corporate clients. As of December 31, 2007, JMP Securities had 183 full-time employees, including 38 in equity research, 54 in sales and trading, 62 in investment banking and 29 in operations and administration.

JMP Asset Management is an alternative asset manager that actively manages a family of four hedge funds, two funds of hedge funds and an externally advised REIT. On December 31, 2007, the fifth hedge fund in our family of hedge funds, was liquidated and its assets distributed to its partners. As of December 31, 2007, JMP Asset Management had 19 full-time employees.

Investment Banking

Our investment banking professionals provide capital raising, mergers and acquisitions transaction and other strategic advisory services to corporate clients. Dedicated industry coverage groups serve each of our six target industries, enabling our investment bankers to develop expertise in specific markets and to form close relationships with corporate executives, private equity investors, venture capitalists and other key industry participants. We offer our clients a high level of attention from senior personnel and have designed our organizational structure so that the investment bankers who are responsible for securing and maintaining client relationships also actively participate in providing all related transaction execution services to those clients.

By focusing consistently on our target sectors—business services, consumer, financial services, healthcare, real estate, and technology—we have developed a comprehensive understanding of the unique challenges and demands involved in executing corporate finance and strategic advisory assignments in these sectors. A significant portion of our corporate finance revenues is earned from small and mid-capitalization public companies, and the balance is earned from private companies. Some of our clients retain us for our advisory and capital raising capabilities during an accelerated growth phase as a private company and then continue to work with us through an initial public offering or company sale process. We maintain exceptional client focus both during and following a transaction, leading to a true advisory relationship and a pattern of assisting companies with multiple transactions.

From our inception in 1999 through December 31, 2007, we completed 325 investment banking transactions with an aggregate value of $33.9 billion, including 168 public securities offerings raising $23.5 billion, 76 private securities offerings raising $3.0 billion, and 81 merger and acquisitions or strategic advisory engagements with an aggregate value of $7.4 billion.

Corporate Finance

We assist our publicly traded and privately held corporate clients with capital raising activities, which include the underwriting of a wide range of securities, including common, preferred and convertible securities. Our public equity underwriting capabilities include initial public offerings and marketed and overnight follow-on equity offerings. We also act as an agent in private placements of equity and debt securities and arrange private investments in public equity (“PIPE”) transactions as well as privately negotiated, registered direct stock offerings on behalf of our public company clients. We typically place securities with our client base of institutional investors, private equity and venture capital funds and high net-worth individuals.

Because our corporate clients are generally high-growth companies, they are frequently in need of new capital. Many of our client relationships develop early, when a client company is still private, in which case we may facilitate private placements of the clients’ securities. Thereafter, if our client prepares for an initial public offering, we are generally considered to act as an underwriter of that stock offering. Our ability to structure innovative private offerings and to identify the likely buyers of such offerings makes us a valuable advisor for many small and middle-market companies, as does our industry specialization. We expect that, while the environment for initial public offerings may not be consistently favorable in the future, we should be able to depend on follow-on offerings, PIPEs and registered direct offerings to continue to generate corporate finance revenues.

Mergers and Acquisitions and Other Strategic Advisory

We work with corporate clients on a broad range of key strategic matters, including mergers and acquisitions, divestitures and corporate restructurings, strategic partnerships and joint ventures, hostile takeover defense strategies, valuations of businesses and assets, and fairness opinions and special committee assignments. Because we serve clients at various stages of their corporate development—from emerging growth companies to mature private and public companies—the values of these transactions range in size.

We provide our advice to management teams and boards of directors of client companies in connection with transactions that typically are of significant strategic and financial importance to these companies. We believe that our success as a strategic advisor stems from our ability to structure and execute complex transactions that create long-term stockholder value.

Because of our focus on innovative and fast-growing companies, we are most often an advisor in company sale transactions, although we are taking steps to create an equilibrium between representing corporate clients as buyers and sellers. We believe that our position as a lead manager or senior co-manager of public and private equity offerings will facilitate the growth of our mergers and acquisitions and strategic advisory businesses, as companies that have been issuers of securities become more mature and pursue acquisitions or other exit events for their investors.

Sales and Trading

Our sales and trading operation distributes our equity research product and communicates our proprietary investment recommendations to our growing base of institutional investors. In addition, our sales and trading staff executes equity trades on behalf of our clients and sells the securities of companies for which we act as an underwriter.

We have established a broad institutional client base characterized by longstanding relationships, which have been developed through a consistent focus on the investment and trading objectives of our clients. Our sales and trading professionals work closely with our equity research staff to provide insight and differentiated investment advice to more than 500 institutional clients nationwide.

We believe that our sales and trading clients turn to us for timely, differentiated investment advice. Our equity research features proprietary themes and actionable ideas about industries and companies that are not widely evaluated by many other investment banks without our middle-market emphasis. In recent years, many investment banks have reduced equity research coverage and market making activities for companies with market capitalizations below certain thresholds. However, we continue to commit research and sales and trading resources to smaller-capitalization companies with the belief that institutional investors will value such specialized knowledge and service.

Our sales and trading personnel are also central to our ability to market equity offerings and provide after-market support. Our equity capital markets group manages the syndication, marketing, execution and distribution of equity offerings. Our syndicate activities include managing the marketing and order-taking process for underwritten transactions and conducting after-market stabilization and initial market making. Our syndicate staff is also responsible for developing and maintaining relationships with the syndicate departments of other investment banks. Our corporate and venture services group manages share repurchase programs, structured buying and selling programs, and sales of restricted securities for corporate clients and financial sponsors.

Equity Research

Our research department is charged with developing proprietary investment themes, anticipating secular and cyclical changes, and producing action-oriented reports that will assist our clients with their investment decisions. Our analysts cultivate primary sources of information in order to refine their quantitative and qualitative assessments. Our objective is to provide clients with a clear understanding of industry-specific and company-specific issues that can impact their portfolio returns.

Our equity research focuses on our six target industries—business services, consumer, financial services, healthcare, real estate and technology—and on the following sectors underlying each industry:

Business Services • Business and Professional Services • Financial Processing and Outsourcing	Consumer • Lifestyle Retailing and Products	Financial Services • Commercial Finance • Consumer Finance • Mortgage Finance • Specialty Finance
Healthcare • Biotechnology • Healthcare Services • Medical Devices	Real Estate • Hotels and Resorts • Housing • Housing Supply Chain • Property Services • Specialty REITs	Technology • Clean Technology • Communications Equipment • Consumer Technology • Industrial Technology • Internet and Digital Media • IT Services • Semiconductors • Software

As of December 31, 2007, our research department included 18 senior research analysts providing investment recommendations on 213 public companies. Approximately 84% of the stocks under coverage had market capitalizations of less than $5.0 billion and were divided among our target sectors as follows:

During their careers, a number of our analysts have received industry recognition for the quality of their research and their stock picking ability, ranking high in polls conducted by the Wall Street Journal, Forbes/StarMine and Greenwich Associates. While many larger firms have restructured their research departments due to economic and regulatory pressures and have significantly reduced coverage of companies below certain market-capitalization thresholds, we continue to devote the majority of our resources to smaller-capitalization companies. The number of investment funds and the total assets under management committed to small-cap and mid-cap stocks has grown considerably during the last decade. However, managers of these funds are now presented with fewer sources of independent investment research. We continue to provide objective investment recommendations on small and middle-market companies, and we believe that our institutional investor clients depend on us for this informed, fundamental research.

Asset Management

Through JMP Asset Management, we actively manage a family of four hedge funds, two funds of hedge funds and an externally advised REIT. On December 31, 2007, the fifth hedge fund in our family of hedge funds, Harvest Value Income Plus, was liquidated and its assets distributed to its partners. As of December 31, 2007, we had a total of $237.3 million in client assets under management (including assets of employees and portfolio managers) and had an additional $38.1 million of our own capital invested in these vehicles. In addition, we had invested $12.3 million of our own capital in a portfolio of equity securities managed by JMP Asset Management and $2.3 million in funds managed by third parties.

The objective of our multiple strategies is to diversify both revenue and risk while maintaining the attractive economics of the alternative asset model. We view asset management as an attractive business due to its high margins and the recurring nature of its fee-based revenues as well as its dependence on intellectual capital, which we believe is less susceptible to competitive threats from larger financial institutions.

The following table represents certain information regarding the investment returns, net asset values and fee structures of the hedge funds, funds of hedge funds and REIT managed by JMP Asset Management as of December 31, 2007.

Summary of Hedge Funds, Funds of Hedge Funds and REIT

(dollars in thousands, as of and for the year ended December 31, 2007)

	TWR / ROE(1)	Net Asset Value (NAV)	JMP Group Share of NAV	Annual Management Fee (%)		Annual Management Fee ($)	Incentive Fee (%)	Incentive Hurdle	Incentive Fee ($)
Hedge Funds (2)
Harvest Opportunity Partners II	(0.4)%	$60,689.2	$9,108.1	2.0	%(3)	$1,092.3	20%(5)	None	$2.5
Harvest Value Income Plus	(7.1)%	N/A	N/A	1.5	%(3)	129.1	20%(5)	None	5.8
Harvest Small Cap Partners	28.7%	63,070.7	11,405.4	2.0	%(3)	445.3	20%(5)	None	1,120.3
Harvest Consumer Partners	(0.3)%	4,657.0	2,349.6	1.5	%(3)	20.3	20%(5)	None	4.9
Harvest Technology Partners	17.9%	4,917.6	1,807.1	2.0	%(3)	15.6	20%(5)	None	26.9

		$133,334.5	$24,670.2			$1,702.6			$1,160.4

Funds of Hedge Funds (2)
JMP Masters Fund	17.3%	$111,314.3	$3,367.1	1.0	%(3)	$878.5	5%(5) or 20%(6)	None or 10%	$1,022.6
JMP Emerging Masters Fund	19.6%	12,639.2	1,093.9	1.5	%(3)	104.0	10%(5)	None	92.3

		$123,953.5	$4,461.0			$982.5			$1,114.9

REIT
JMP Realty Trust Inc.	1.8%	$18,205.9	$9,018.1	1.5	%(4)	$147.9	25%(7)	Greater of 7.5% or 2% plus 10-year Treasury rate	$22.5

Total		$275,493.9	$38,149.3			$2,833.0			$2,297.8

(1)	Time-weighted rate of return, or TWR for the hedge funds and funds of hedge funds, and return on equity, or ROE for the REIT. TWR is a measure of the compound rate of growth in a portfolio and eliminates the effect of varying cash inflows by assuming a single investment at the beginning of a period and measuring the growth or loss of market value to the end of that period.
(2)	None of the hedge funds and funds of hedge funds are registered under the Investment Company Act of 1940.
(3)	Expressed as a percentage of net asset value.
(4)	Expressed as a percentage of stockholders’ equity.
(5)	Expressed as a percentage of the total returns of the funds subject to a highwater mark.
(6)	Expressed as a percentage of total returns in excess of the hurdle rate.
(7)	Equal to the product of (a) the incentive fee percentage multiplied by (b) the difference by which (i) a specified measure of earnings exceeds (ii) JMP Realty Trust’s equity multiplied by the incentive fee hurdle return.

In the course of advising clients on strategic or private capital raising transactions, our investment bankers may identify instances in which we could commit our own capital to transactions for which we are acting as an agent. In addition, opportunities to deploy equity and debt capital are frequently brought to the attention of our asset management professionals. As a result, in the past we have made, and expect that, in the future, we may make principal investments in selected cases and may be able to earn attractive returns on the capital committed.

Industry Concentration in Financial Services and Real Estate Sectors

Although we have taken significant steps since 2001 to diversify and broaden our industry focus, two of JMP’s core franchises remain centered on the specialty finance and homebuilding industries. These two industries suffered considerably in the second half of 2007 as the financial services and real estate sectors were affected by market turmoil. Nevertheless, we believe that we negotiated this difficult period effectively and believe that current market conditions in these sectors may work to our advantage.

Before we undertook our diversification efforts, our investment banking business generated 100.0% of its revenues from the financial services and homebuilding sectors. In 2007, however, 34.7% of investment banking revenues were derived from these sectors. Our additional focus on industries such as software, internet, life sciences, hospitality and healthcare services has counterbalanced our efforts in our original industry groups and has enabled us to succeed despite the challenging and competitive market environment. In addition to broadening our industry concentration, we have worked in recent years to expand our investment banking product offerings so that we are not solely dependent on the public capital markets for our business opportunities. In 2007, we derived 60.6% of investment banking revenues from sources other than the public capital markets, including M&A and strategic advisory fees and private capital raising fees.

Our institutional brokerage business may benefit as investors in financial services and real estate companies seek to acquire or dispose of the stock of these companies. Our research department currently employs two senior financial services analysts and one senior homebuilding analyst whose coverage totaled 45 stocks, or 21.1% of our research universe, as of December 31, 2007. Our commission revenues, even net of higher trading losses that could result from ongoing price volatility, could be bolstered by increased trading in the shares of specialty finance and homebuilding companies.

As of December 31, 2007, one of the hedge funds managed by our asset management business, totaling 21.7% of client assets under management, historically had high gross exposure to financial services and real estate, in particular to mortgage finance, which has been the centerpiece of the Wall Street liquidity crisis. Our asset management fee income depends in part on the investment returns of these hedge funds. Moreover, we have invested $9.1 million of our own capital in these funds and $12.3 million in a portfolio of income-oriented equity securities primarily invested in these sectors. Finally, we formed JMP Realty Trust in June 2006 to invest opportunistically in mortgage and real estate-related assets. As of December 31, 2007, JMP Realty Trust had $18.2 million of assets under management, 100% of which was invested in cash and marketable securities.

Prior to and at the onset of the residential mortgage market crisis that took shape in mid-2007, we reduced the net exposure of our funds to mortgage and real estate-related securities. We have more recently been able to deploy capital in the financial services and real estate sectors at compelling valuations.

On balance, given the exposure of each of our business lines to these sectors, we believe that we finished 2007 strong, with approximately $110.8 million in liquid assets at JMP Group Inc. excluding the payment of the accrual for employee bonuses of $28.2 million. We have a large sum of investable assets and hope to identify many investment opportunities in the next year that may offer us attractive risk-adjusted returns on our capital.

Competition

All areas of our business are subject to a high level of competition. The principal competitive factors influencing our business include the ability of our professionals, industry expertise, client relationships, business reputation, market focus and product capabilities, and quality and price of our products and services.

Since the mid-1990s, there has been substantial consolidation among U.S. and global financial institutions. In particular, a number of large commercial banks, insurance companies and other diversified financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Currently, our competitors are other investment banks, brokerage firms, merchant banks and financial advisory firms. Our focus on our six target industries also subjects us to direct competition from a number of specialty securities firms and smaller investment banking boutiques that specialize in providing services to these industries.

The industry trend toward consolidation has significantly increased the capital base and geographic reach of many of our competitors. Our larger and better-capitalized competitors may be more able than we are to respond to changes in the investment banking industry, to recruit and retain skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. Many of these firms have the ability to offer a wider range of products than we do, including loans, deposit-taking and insurance, in addition to brokerage, asset management and investment banking services, all of which may enhance their competitive position relative to us. These firms also have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in downward pricing pressure in our businesses. In particular, the trend in the equity underwriting business toward multiple book runners and co-managers has increased the competitive pressure in the investment banking industry and may lead to lower average transaction fees.

We face a high level of competition in recruiting and retaining experienced and qualified professionals. The success of our business and our ability to continue to compete effectively will depend significantly upon our continued ability to retain and incentivize our existing professionals and attract new professionals.

As we seek to expand our asset management business, we face competition in the pursuit of investors for our investment funds, in the identification and completion of investments in attractive portfolio companies or securities, and in the recruitment and retention of skilled asset management professionals.

Employees

As of December 31, 2007, we had 202 employees, including 64 managing directors. We believe that our managing directors and other professionals have been attracted to our firm because of our focused industry coverage, our entrepreneurial culture and our dedication to providing growth companies and growth investors with exceptional client service, objective advice and innovative solutions. None of our employees is subject to any collective bargaining agreements, and we believe our relationship with our employees to be satisfactory.

Risk Management and Compliance

As an investment bank, risk is an inherent part of our business. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. The principal risks we face are market, liquidity, credit, legal, reputational and operational risks. We apply quantitative analysis and sound practical judgment before engaging in transactions to ensure that appropriate risk mitigants are in place. We accomplish this objective by carefully considering the amount of capital allocated to each of our businesses, establishing trading limits, setting credit limits for individual counterparties and, to the extent that we make principal investments, committing capital to transactions where we have the advantage of industry or company-specific expertise. As part of our principal investment activities, we conduct due diligence before making any significant capital commitment in order to assess the risk inherent in a transaction and all significant investments must be approved by our Investment Committee and/or board of directors. All of our participations in underwritten offerings are required to be approved by our Commitment Committee. Our focus is balancing risk and return. We seek to achieve adequate returns from each of our businesses commensurate with the risks they assume. Nonetheless, the effectiveness of our approach to managing risks can never be completely assured. For example, unexpected large or rapid movements or disruptions in one or more markets or other unforeseen developments could have an adverse effect on our results of operations and financial condition. The consequences of these developments can include losses due to adverse changes in inventory values, decreases in the liquidity of trading positions, increases in our credit exposure to customers and counterparties, and increases in general systemic risk.

Regulation

As participant in the financial services industry, we are subject to complex and extensive regulation of most aspects of our business by U.S. federal and state regulatory agencies, self-regulatory organizations, and securities exchanges. The laws, rules and regulations comprising the regulatory framework are constantly changing, as are the interpretation and enforcement of existing laws, rules and regulations. The effect of any such changes cannot be predicted and may direct the manner of our operations and affect our profitability.

Our broker-dealer subsidiary, JMP Securities, is subject to regulations governing every aspect of the securities business, including the execution of securities transactions, capital requirements, record-keeping and reporting procedures, relationships with customers, including the handling of cash and margin accounts, the experience and training requirements for certain employees, and business procedures with firms that are not members of these regulatory bodies.

JMP Securities is registered as a securities broker-dealer with the SEC and is a member of the FINRA. The FINRA is a self-regulatory body composed of members such as our broker-dealer subsidiary that have agreed to abide by the rules and regulations of the FINRA. The FINRA may expel, fine and otherwise discipline member firms and their employees. JMP Securities is also licensed as a broker-dealer in each of the 50 states, requiring us to comply with the laws, rules and regulations of each state. Each state may revoke the license to conduct a securities business, fine and otherwise discipline broker-dealers and their employees.

JMP Securities is also subject to the SEC’s Uniform Net Capital Rule, Rule 15c3-1, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiary. The Uniform Net Capital Rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. In addition, JMP Securities is subject to certain notification requirements related to withdrawals of excess net capital.

We are also subject to the USA PATRIOT Act of 2001, which imposes obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence and customer verification, and other compliance policies and procedures. The conduct of research analysts is also the subject of rule-making by the SEC, the FINRA and the federal government through the Sarbanes-Oxley Act. These regulations require certain disclosures by, and restrict the activities of, research analysts and broker-dealers, among others. Failure to comply with these requirements may result in monetary, regulatory and, in the case of the USA PATRIOT Act, criminal penalties.

Our asset management subsidiary, JMP Asset Management, is an SEC-registered investment adviser, and accordingly subject to regulation by the SEC. Requirements under the Investment Advisors Act includes record-keeping, advertising and operating requirements, and prohibitions on fraudulent activities.

Various regulators, including the SEC, the FINRA and state securities regulators and attorneys general, are conducting both targeted and industry-wide investigations of certain practices relating to the financial services industry, including marketing, sales practices, valuation practices, asset managers, and market and compensation arrangements. These investigations, which have been highly publicized, have involved mutual fund companies, broker-dealers, hedge funds, investors and others.

In addition, the SEC staff has conducted studies with respect to soft dollar practices in the brokerage and asset management industries and proposed interpretive guidance regarding the scope of permitted brokerage and research services in connection with soft dollar practices.

Accounting, Administration and Operations

Our accounting, administration and operations personnel are responsible for financial controls, internal and external financial reporting, compliance with regulatory and legal requirements, office and personnel services, management information and telecommunications systems and the processing of our securities transactions.

Our employees perform most of these functions, other than (i) our human resources administration and payroll and benefits administration and processing, which were, until December 31, 2007, performed by an unaffiliated human resources outsourcing provider, Gevity HR, Inc.; and (ii) our clearing operations, which are currently performed by Ridge Clearing. All of our data processing functions are performed by our management information systems personnel. We believe that our continued future growth will require implementation of new and enhanced communications and information systems and training of our personnel or the hiring of an outsourced provider to operate such systems. Any difficulty or significant delay in the implementation or operation of new systems or the training of personnel could harm our ability to manage growth.

Available Information

JMP Group Inc. is required to file current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission. You may read and copy any document JMP Group Inc. files with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at http://www.sec.gov, from which interested persons can electronically access JMP Group Inc.’s SEC filings.

JMP Group Inc. will make available free of charge through its Internet site, http://www.jmpg.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large stockholders, and any amendments to those documents filed or furnished pursuant to the Exchange Act. These filings will become available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

JMP Group Inc. also makes available, in the Investor Relations section of its website, (i) its corporate governance guidelines, (ii) its code of business conduct and ethics, and (iii) the charters of the audit, compensation, and corporate governance and nominating committees of its board of directors. These documents, as well as the information on the website of JMP Group Inc., are not intended to be part of this annual report.

Item 1A.	Risk Factors

Risks Related to Our Business

We focus principally on specific sectors of the economy, and deterioration in the business environment in these sectors or a decline in the market for securities of companies within these sectors could harm our business.

We focus principally on six target industries: business services, consumer, financial services, healthcare, real estate, and technology. Volatility in the business environment in these industries or in the market for securities of companies within these industries could adversely affect our financial results and the market value of our common stock. The business environment for companies in these industries has been subject to substantial volatility over time, and our financial results have consequently been subject to significant variations from year to year. The market for securities in each of our target industries may also be subject to industry-specific risks. For example, we have research, investment banking and principal investment focused in the areas of financial services, homebuilding and mortgage-related securities. These sectors have been impacted negatively in the past nine months from economic and other external factors. We may also suffer a downturn in trading and investment banking business due to reduced activity by businesses in capital raising and declines in their stock price. We may be exposed directly to such areas by certain principal activities.

As an investment bank focused principally on specific growth sectors of the economy, we also depend significantly on private company transactions for sources of revenues and potential business opportunities. Most of these private company clients are initially funded and controlled by venture capital funds and private equity firms. To the extent that the pace of these private company transactions slows or the average transaction size declines due to a decrease in venture capital and private equity financings, difficult market conditions in our target industries or other factors, our business and results of operations may be harmed.

Underwriting and other corporate finance transactions, strategic advisory engagements and related sales and trading activities in our target industries represent a significant portion of our business. This concentration of activity in our target industries exposes us to the risk of declines in revenues in the event of downturns in these industries.

Our financial results from investment banking activities may fluctuate substantially from period to period, which may impair our stock price.

We have experienced, and expect to experience in the future, significant variations from period to period in our revenues and results of operations from investment banking activities. Future variations in investment banking revenues may be attributable in part to the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the business of a client or a counterparty. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the contemplated transaction. In addition, we pay significant expenses related to a contemplated transaction regardless of whether or not the contemplated transaction generates revenues. This risk may be intensified by our focus on growth companies in the business services, consumer, financial services, healthcare, real estate and technology industries, as the market for securities of these companies has experienced significant variations in the number and size of equity offerings. Recently, more companies initiating the process of an initial public offering are simultaneously exploring merger and acquisition opportunities. Our investment banking revenues would be adversely affected in the event that a company conducting an initial public offering for which we are acting as an underwriter were to be preempted by the sale of that company, if we are not also engaged as a strategic advisor. As a result, we may not achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect our stock price.

Pricing and other competitive pressures may impair the revenues of our sales and trading business.

We derive a significant portion of our revenues from our sales and trading business, which accounted for 36% of our revenues for the year ended December 31, 2007, 35% of our revenues for the year ended December 31, 2006, and 25% of our revenues for the year ended December 31, 2005. Along with other investment banking firms, we have experienced intense price competition in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the downward pressure on trading commissions and spreads. We expect this trend toward alternative trading systems and downward pricing pressure in the business to continue. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price or by using their own capital to facilitate client trading activities. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to clients in order to win their trading business. As we are committed to maintaining and improving our comprehensive research coverage in our target sectors to support our sales and trading business, we may be required to make substantial investments in our research capabilities to remain competitive. If we are unable to compete effectively in these areas, the revenues of our sales and trading business may decline, and our business, results of operations and financial condition may be harmed.

Some of our large institutional sales and trading clients in terms of brokerage revenues have entered into arrangements with us and other investment banking firms under which they separate payments for research products or services from trading commissions for sales and trading services, and pay for research directly in cash, instead of compensating the research providers through trading commissions (referred to as “soft dollar” practices). In addition, we have entered into certain commission sharing arrangements in which institutional clients execute trades with a limited number of brokers and instruct those brokers to allocate a portion of the commission directly to us or other broker-dealers for research or to an independent research provider. If more of such arrangements are reached between our clients and us, or if similar practices are adopted by more firms in the investment banking industry, it may further increase the competitive pressures on trading commissions and spreads and reduce the value our clients place on high quality research. Conversely, if we are unable to make similar arrangements with other investment managers that insist on separating trading commissions from research products, volumes and trading commissions in our sales and trading business also would likely decrease.

We have made and may make principal investments in relatively high-risk, illiquid assets that often have significantly leveraged capital structures, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amount we invest in these activities.

We have made and we are evaluating principal investments (debt and/or equity, including preferred) in either private or very thinly traded public securities. We have and may in the future take positions in public company securities such that we may be deemed “insiders” and potentially subject to laws applicable to such persons. In these cases, we may be prohibited by contract or by applicable securities laws from selling such securities for a period of time or entering into certain hedging transactions. We will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. Accordingly, we may be forced to sell securities at a loss, under certain conditions. Our ability to dispose of public company investments is heavily dependent on the public equity markets, in as much as our ability to realize any value from an investment may depend upon our ability to sell equity of a private company in the public equity markets through an initial public offering. Furthermore, large holdings even of publicly traded equity securities can often be disposed of only over a substantial period of time, exposing the investment returns to risks of downward movement in market prices during the disposition period.

In addition, we are investing in entities or businesses with capital structures that have significant leverage. The large amount of borrowing in the leveraged capital structure increases the risk of losses due to factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investment or its industry. In the event of defaults under borrowings, the assets being financed would be at risk of foreclosure, and we could lose our entire investment.

Our ability to retain our senior professionals and recruit additional professionals is critical to the success of our business, and our failure to do so may adversely affect our reputation, business, results of operations and financial condition.

Our people are our most valuable resource. Our ability to obtain and successfully execute the transactions that generate a significant portion of our revenues depends upon the reputation, judgment, business generation capabilities and project execution skills of our senior professionals, particularly the members of our executive committee. The reputations and relationships of our senior professionals with our clients are a critical element in obtaining and executing client engagements. Turnover in the investment banking industry is high and we encounter intense competition for qualified employees from other companies in the investment banking industry as well as from businesses outside the investment banking business, such as hedge funds and private equity funds. To the extent we continue to have annual compensation and benefits expense targets, we may not be able to retain our professionals or recruit additional professionals at compensation levels that are within our target range for compensation and benefits expense. If we were to lose the services of any of our investment bankers, senior equity research, sales and trading professionals, asset managers, or executive officers to a new or existing competitor or otherwise, we may not be able to retain valuable relationships and some of our clients could choose to use the services of a competitor instead of our services. If we are unable to retain our senior professionals or recruit additional professionals, our reputation, business, results of operations and financial condition will be adversely affected.

Our adherence to an internal policy governing compensation and benefits expense may hinder our ability to retain our professionals and recruit additional professionals.

In connection with our initial public offering, we stated that we intended to target an aggregate annual compensation and benefits expense (excluding expenses relating to equity awards made prior to and in connection with our initial public offering) below 60% of annual net revenues. In 2008, we again intend to target aggregate annual compensation and benefits expense (excluding expenses relating to equity awards made in connection with or prior to our initial public offering) below 60% of annual net revenues, although we retain the ability to change this rate in 2008 or thereafter.

We granted restricted stock units, or RSUs, in January 2008 in connection with our 2007 bonus compensation process. The compensation expense of these RSUs was not recognized in 2007, but will instead be recognized (in accordance with GAAP) over the vesting period. RSU grants therefore result in compensation expense in future periods and equity awards granted in prior periods are affecting the 60% compensation ratio in periods subsequent to the grant thereof. The future expense associated with these RSU grants will impact our ability to continue to comply with our 60% compensation ratio limit in 2008 and subsequent years.

In addition, new business initiatives or efforts to expand existing businesses may require us to incur compensation and benefits expense prior to realizing any additional revenues or we may experience annual revenues that are lower than projected due to market or company-specific conditions.

To the extent we continue to have annual compensation and benefits expense targets, we may not be able to retain our professionals or recruit additional professionals at compensation levels that are within our target level for compensation and benefits expense.

We face strong competition from larger firms, some of which have greater resources and name recognition than we do, which may impede our ability to grow our business.

The investment banking industry is intensely competitive, and we expect it to remain so. We compete on the basis of a number of factors, including client relationships, reputation, the abilities of our professionals, market focus and the relative quality and price of our services and products. We have experienced intense price competition in our various businesses. Pricing and other competitive pressures in investment banking, including the trends toward multiple book runners, co-managers and multiple financial advisors handling transactions, could adversely affect our revenues, even as the size and number of our investment banking transactions may increase.

We are a relatively small investment bank with 202 employees as of December 31, 2007, and revenues of $97.9 million for the year ended December 31, 2007. Many of our competitors have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more senior professionals to serve their clients’ needs, greater global reach and more established relationships with clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the investment banking industry, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share generally. These firms have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide financing has become an important advantage for some of our larger competitors and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the investment banking industry. If we are unable to compete effectively with our competitors, our business, results of operations and financial condition will be adversely affected.

We face strong competition from middle-market investment banks.

We compete with specialized investment banks to provide financial and investment banking services to small and middle-market companies. Middle market investment banks provide access to capital and strategic advice to small and middle-market companies in our target industries. We compete with those investment banks on the basis of a number of factors, including client relationships, reputation, the abilities of our professionals, market focus and the relative quality of our products and services. Competition in the middle-market may further intensify if larger Wall Street investment banks expand their focus to this sector of the market. Increased competition could reduce our market share from investment banking services and our ability to generate fees at historical levels.

Our corporate finance and strategic advisory engagements are singular in nature and do not generally provide for subsequent engagements.

Our investment banking clients generally retain us on a short-term, engagement-by-engagement basis in connection with specific corporate finance, merger and acquisition transactions and other strategic advisory services, rather than on a recurring basis under long-term contracts. As these transactions are typically singular in nature and our engagements with these clients may not recur, we must seek new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any subsequent period. If we are unable to generate a substantial number of new engagements that generate fees from new or existing clients, our business, results of operations and financial condition could be adversely affected.

Larger and more frequent capital commitments in our trading and underwriting businesses increase the potential for significant losses.

There is a trend toward larger and more frequent commitments of capital by financial services firms in many of their activities. For example, in order to win business, investment banks are increasingly committing to purchase large blocks of stock from publicly traded issuers or significant stockholders, instead of the more traditional marketed underwriting process in which marketing is typically completed before an investment bank commits to purchase securities for resale. We may participate in this trend and, as a result, we may be subject to increased risk. Furthermore, we may suffer losses as a result of the positions taken in these transactions even when economic and market conditions are generally favorable for others in the industry.

We may increasingly commit our own capital as part of our trading business to facilitate client sales and trading activities. The number and size of these transactions may adversely affect our results of operations in a given period. We may also incur significant losses from our sales and trading activities due to market fluctuations and volatility in our results of operations. To the extent that we own assets, i.e., have long positions, in any of those markets, a downturn in the value of those assets or in those markets could result in losses. Conversely, to the extent that we have sold assets we do not own, i.e., have short positions, in any of those markets, an upturn in those markets could expose us to potentially large losses as we attempt to cover our short positions by acquiring assets in a rising market.

The asset management business is intensely competitive.

Over the past several years, the size and number of asset management funds, including hedge funds and private equity funds, has continued to increase. If this trend continues, it is possible that it will become increasingly difficult for our funds to raise capital. More significantly, the allocation of increasing amounts of capital to alternative investment strategies by institutional and individual investors leads to a reduction in the size and duration of pricing inefficiencies. Many alternative investment strategies seek to exploit these inefficiencies and, in certain industries, this drives prices for investments higher, in either case increasing the difficulty of achieving targeted returns. In addition, if interest rates were to rise or there were to be a prolonged bull market in equities, the attractiveness of our funds relative to investments in other investment products could decrease. Competition is based on a variety of factors, including:

•	investment performance;

•	investor perception of the drive, focus and alignment of interest of an investment manager;

•	quality of service provided to and duration of relationship with investors;

•	business reputation; and

•	level of fees and expenses charged for services.

We compete in the asset management business with a large number of investment management firms, private equity fund sponsors, hedge fund sponsors and other financial institutions. A number of factors serve to increase our competitive risks, as follows:

•	investors may develop concerns that we will allow a fund to grow to the detriment of its performance;

•

some of our competitors have greater capital, lower targeted returns or greater sector or investment strategy specific expertise than we do, which creates competitive disadvantages with respect to investment opportunities;

•

some of our competitors may perceive risk differently than we do which could allow them either to outbid us for investments in particular sectors or, generally, to consider a wider variety of investments;

•

there are relatively few barriers to entry impeding new asset management firms, and the successful efforts of new entrants into our various lines of business, including former “star” portfolio managers at large diversified financial institutions as well as such institutions themselves, will continue to result in increased competition; and

•	other industry participants in the asset management business continuously seek to recruit our best and brightest investment professionals away from us.

These and other factors could reduce our earnings and revenues and adversely affect our business. In addition, if we are forced to compete with other alternative asset managers on the basis of price, we may not be able to maintain our current base management and incentive fee structures. We have historically competed primarily on the performance of our funds, and not on the level of our fees relative to those of our competitors. However, there is a risk that fees in the alternative investment management industry will decline, without regard to the historical performance of a manager, including our managers. Fee reductions on our existing or future funds, without corresponding decreases in our cost structure, would adversely effect our revenues and distributable earnings.

Poor investment performance may decrease assets under management and reduce revenues from and the profitability of our asset management business.

Revenues from our asset management business are primarily derived from asset management fees. Asset management fees are comprised of base management and incentive fees. Management fees are typically based on assets under management, and incentive fees are earned on a quarterly or annual basis only if the return on our managed accounts exceeds a certain threshold return, or “highwater mark,” for each investor. We will not earn incentive fee income during a particular period, even when a fund had positive returns in that period, if we do not generate cumulative performance that surpasses a highwater mark. If a fund experiences losses, we will not earn incentive fees with regard to investors in that fund until its returns exceed the relevant highwater mark.

In addition, investment performance is one of the most important factors in retaining existing investors and competing for new asset management business. Investment performance may be poor as a result of difficult market or economic conditions, including changes in interest rates or inflation, terrorism or political uncertainty, our investment style, the particular investments that we make, and other factors. Poor investment performance may result in a decline in our revenues and income by causing (i) the net asset value of the assets under our management to decrease, which would result in lower management fees to us, (ii) lower investment returns, resulting in a reduction of incentive fee income to us, and (iii) investor redemptions, which would result in lower fees to us because we would have fewer assets under management.

To the extent our future investment performance is perceived to be poor in either relative or absolute terms, the revenues and profitability of our asset management business will likely be reduced and our ability to grow existing funds and raise new funds in the future will likely be impaired.

The historical returns of our funds may not be indicative of the future results of our funds.

The historical returns of our funds should not be considered indicative of the future results that should be expected from such funds or from any future funds we may raise. Our rates of returns reflect unrealized gains, as of the applicable measurement date, which may never be realized due to changes in market and other conditions not in our control that may adversely affect the ultimate value realized from the investments in a fund. The returns of our funds may have also benefited from investment opportunities and general market conditions that may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities. Furthermore, the historical and potential future returns of the funds we manage also may not necessarily bear any relationship to potential returns on our common stock.

Our asset management clients may generally redeem their investments, which could reduce our asset management fee revenues.

Our asset management fund agreements generally permit investors to redeem their investments with us after an initial “lockup” period during which redemptions are restricted or penalized. However, any such restrictions may be waived by us. Thereafter, redemptions are permitted at quarterly or annual intervals. If the return on the assets under our management does not meet investors’ expectations, investors may elect to redeem their investments and invest their assets elsewhere, including with our competitors. Our management fee revenues correlate directly to the amount of assets under our management; therefore, redemptions have caused our fee revenues to decrease. To the extent that investors in our funds redeem additional investments in the future, our asset management fees will decrease. Investors may decide to reallocate their capital away from us and to other asset managers for a number of reasons, including poor relative investment performance, changes in prevailing interest rates which make other investments more attractive, changes in investor perception regarding our focus or alignment of interest, dissatisfaction with changes in or a broadening of a fund’s investment strategy, changes in our reputation, and departures or changes in responsibilities of key investment professionals. For these and other reasons, the pace of redemptions and corresponding reduction in our assets under management could accelerate. In the future, redemptions could require us to liquidate assets under unfavorable circumstances, which would further harm our reputation and results of operations.

We invest our own principal capital in equities that expose us to a significant risk of capital loss.

We use a portion of our own capital in a variety of principal investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. At December 31, 2007, our gross principal investments represented $27.6 million invested in non-marketable securities and other investments, of which $27.3 million was related to our family of funds and $0.3 million was related to warrants. We also had $14.8 million invested in marketable securities in long positions and $11.0 million invested through short positions on marketable securities with a net exposure of $3.8 million. In addition, on January 18, 2008, we and certain of our affiliates completed an investment of $20.0 million in convertible preferred stock of New York Mortgage Trust, Inc. The companies in which we invest may rely on new or developing technologies or novel business models, or concentrate on markets which have not yet developed and which may never develop sufficiently to support successful operations. As a result, we may suffer losses from our principal investment activities.

We may make principal investments that have limited liquidity, which may reduce the return on those investments to our stockholders.

We may purchase equity securities and, to a lesser extent, debt securities, in venture capital, seed and other high risk financings of early-stage, pre-public or “mezzanine stage”, distressed situations and turnaround companies, as well as funds or other collective investment vehicles. We risk the loss of capital we have invested as a principal in these activities.

We may use our capital, including on a leveraged basis in principal investments in both private company and public company securities that may be illiquid and volatile. The equity securities of a privately-held entity in which we make a principal investment are likely to be restricted as to resale and may otherwise be highly illiquid, potentially permanently so in the case of fund or similar investments. We expect that there will be restrictions on our ability to resell the securities of any such company that we acquire for a period of at least six months after we acquire those securities. Thereafter, a public market sale may be subject to volume limitations or dependent upon securing a registration statement for an initial and potentially secondary public offering of the securities. We may make principal investments that are significant relative to the overall capitalization of the investee company and resales of significant amounts of these securities might adversely affect the market and the sales price for the securities in which we invest.

Even if we make an appropriate investment decision based on the intrinsic value of an enterprise, we cannot assure you that general market conditions will not cause the market value of our investments to decline. For example, an increase in interest rates, a general decline in the stock markets, or other market conditions adverse to companies of the type in which we invest and intend to invest could result in a decline in the value of our investments or a total loss of our investment.

We may experience writedowns of our investments and other losses related to the valuation of our investments and volatile and illiquid market conditions.

We have exposure to illiquid securities, including investments in companies which have and may hold mortgage-related products, such as residential and commercial mortgage-backed securities, mortgage loans, and other mortgage- and real estate-related securities. We continue to have exposure to these markets and products and as market conditions continue to evolve the fair value of these mortgage-related instruments could deteriorate.

In addition, in our principal investment activities, our concentrated holdings, illiquidity and market volatility may make it difficult to value certain of our investment securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities in future periods. In addition, at the time of any sales and settlements of these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could require us to take writedowns in the value of our investment and securities portfolio, which may have an adverse effect on our results of operations in future periods.

Limitations on our access to capital could impair our liquidity and our ability to conduct our businesses.

Liquidity, or ready access to funds, is essential to financial services firms, including ours. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our sales and trading business, and perceived liquidity issues may affect the willingness of our clients and counterparties to engage in sales and trading transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects our sales and trading clients, third parties or us. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

JMP Securities LLC, our broker-dealer subsidiary, is subject to the net capital requirements of the SEC, the FINRA and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Any failure to comply with these net capital requirements could impair our ability to conduct our business. Furthermore, JMP Securities LLC is subject to laws that authorize regulatory bodies to block or reduce the flow of funds from it to JMP Group Inc. As a holding company, JMP Group Inc. depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments and to fund all payments on its obligations, including debt obligations. As a result, regulatory actions could impede access to funds that JMP Group Inc. needs to make payments on obligations, including debt obligations, or dividend payments. In addition, because JMP Group Inc. holds equity interests in the firm’s subsidiaries, its rights as an equity holder to the assets of these subsidiaries may not materialize, if at all, until the claims of the creditors of these subsidiaries are first satisfied.

There are contractual, legal and other restrictions that may prevent us from paying cash dividends on our common stock and, as a result, you may not receive any return on investment unless you sell your common stock for a price greater than the price for which you paid.

Although we currently intend to declare and pay dividends on our common stock, there can be no assurance that sufficient cash will be available to pay such dividends and our board of directors may at any time modify or revoke our current dividend policy. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. We do not intend to borrow funds in order to pay dividends. In addition, we are a holding company that does not conduct any business operations of our own, and therefore, we are dependent upon cash dividends and other transfers from our subsidiaries to make dividend payments on our common stock. The amounts available to us to pay cash dividends are restricted by our subsidiaries’ existing credit agreement under certain circumstances and may be restricted by our or our subsidiaries’ future debt agreements. In general, under the credit agreement governing our revolving line of credit with City National Bank, which expires on June 30, 2008, JMP Group LLC (our wholly owned subsidiary through which we own JMP Securities and JMP Asset Management) is restricted under certain circumstances from paying dividends or making other distributions to us if an event of default has occurred under that agreement. SEC regulations also provide that JMP Securities may not pay cash dividends to us if certain minimum net capital requirements are not met. In addition, Delaware law permits the declaration of dividends only to the extent of our surplus (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal years. In the event we do not pay cash dividends on our common stock in the amount currently intended as a result of these restrictions, you may not receive any return on an investment in our common stock unless you sell your common stock for a price greater than the price for which you paid.

We may incur losses as a result of ineffective risk management processes and strategies.

We seek to monitor and control our risk exposure through operational and compliance reporting systems, internal controls, management review processes and other mechanisms. Our investing and trading processes seek to balance our ability to profit from investment and trading positions with our exposure to potential losses. While we employ limits and other risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate economic and financial outcomes or the specifics and timing of such outcomes. Thus, we may, in the course of our investment and trading activities, incur losses, which losses may be significant.

In addition, we are investing our own capital in our funds and funds of funds as well as principal investing activities, and limitations on our ability to withdraw some or all of our investments in these funds or liquidate our investment positions, whether for legal, reputational, illiquidity or other reasons, may make it more difficult for us to control the risk exposures relating to these investments.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risks.

Our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, breach of contract or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. As an introducing broker, we could be held responsible for the defaults or misconduct of our customers. These may present credit concerns, and default risks may arise from events or circumstances that are difficult to detect, foresee or reasonably guard against. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. If any of the variety of instruments, processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur losses.

Our operations and infrastructure and those of the service providers upon which we rely may malfunction or fail.

Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across diverse markets, and the transactions we process have become increasingly complex. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. If any of these systems do not operate properly or are disabled, or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer impairments, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage.

We have outsourced certain aspects of our technology infrastructure, administration and general service providers, including data centers, benefits administration and processing, disaster recovery systems, and wide area networks, as well as some trading applications. We are dependent on our providers to manage and monitor those functions. A disruption of any of the outsourced services would be out of our control and could negatively impact our business. We have experienced disruptions on occasion, none of which has been material to our operations and results. However, there can be no guarantee that future disruptions with these providers will not occur.

We also face the risk of operational failure or termination of relations with any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and to manage our exposure to risk.

In addition, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may affect, among other things, our financial, accounting or other data processing systems. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with which we conduct business, whether due to fire, earthquakes or other natural disasters, power or communications failure, act of terrorism or war or otherwise. Nearly all of our employees in our primary locations in San Francisco, New York City, Boston and Chicago work in close proximity to each other. Although we have a formal disaster recovery plan in place, if a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer, and we may not be able to implement successfully contingency plans that depend on communication or travel.

Our operations also rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and we may be subject to litigation and financial losses that are either not insured or not fully covered through any insurance maintained by us.

We are subject to risks in using prime brokers and custodians.

Our asset management subsidiary and its managed funds depend on the services of prime brokers and custodians to settle and report securities transactions. In the event of the insolvency of a prime broker or custodian, our funds might not be able to recover equivalent assets in whole or in part as they will rank among the prime broker’s and the custodian’s unsecured creditors in relation to assets which the prime broker or custodian borrows, lends or otherwise uses. In addition, cash held by our funds with the prime broker or custodian will not be segregated from the prime broker’s or custodian’s own cash, and the funds will therefore rank as unsecured creditors in relation thereto.

The demands of running a public company could result in additional costs and require our senior management to devote more time to regulatory and other requirements.

Following our initial public offering, we became subject to significant additional regulatory and reporting requirements, including under the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act and the NYSE listed company rules. We will incur additional costs on an ongoing basis in order to comply with these additional requirements. These costs include those related to expanding our internal control and compliance functions, and recruiting and retaining additional staff. The historical consolidated financial information in this Form 10-K does not fully reflect the added costs that we expect to incur as a public company or the resulting changes that will have occurred in our capital structure and operations. For more information, see our historical consolidated financial statements and accompanying notes included elsewhere in this Form 10-K.

In addition, our senior management may be required to devote more of their time to meeting these additional requirements. Since inception, our senior management has been actively involved in the revenue generating activities of our operations. For example, Joseph Jolson, our chief executive officer, continues to manage Harvest Opportunity Partners II, L.P. and its related funds as well as serving as chief executive officer of JMP Realty Trust and the special purpose acquisition corporation, or “SPAC,” sponsored by us. In the future, the demands of managing a public company may require Mr. Jolson to be less actively involved in these responsibilities and to rely on others to a greater extent for these responsibilities. If our senior management is required to devote more time to the additional requirements of managing a public company, and we are unable to successfully transition some or all of the direct revenue generating responsibilities of our senior management to other suitable professionals, our reputation, business, results of operations and financial condition may be harmed.

Strategic investments or acquisitions and joint ventures, or our entry into new business areas, may result in additional risks and uncertainties in our business.

We intend to grow our core businesses both through internal expansion and through strategic investments, acquisitions or joint ventures. When we make strategic investments, acquisitions or enter into joint ventures, we face numerous risks and uncertainties in combining or integrating the relevant businesses and systems. In addition, conflicts or disagreements between us and the other members of a venture may negatively impact our businesses. In addition, future acquisitions or joint ventures may involve the issuance of additional shares of our common stock, which may dilute your ownership in our firm. Furthermore, any future acquisitions of businesses or facilities by us could entail a number of risks, including:

•	problems with the effective integration of operations;

•	the inability to maintain key pre-acquisition business relationships and integrate new relationships;

•	increased operating costs;

•	exposure to unanticipated liabilities;

•	risks of misconduct by employees not subject to our control;

•	difficulties in realizing projected efficiencies, synergies and cost savings; and

•	exposure to new or unknown liabilities.

Any future growth of our business, such as further expansion of our asset management or principal investment activities, may require significant resources and/or result in significant unanticipated losses, costs or liabilities. In addition, expansions, acquisitions or joint ventures may require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our businesses.

Risks Related to Our Investment in New York Mortgage Trust, Inc.

As discussed further in Item 8. Note 21 to our consolidated financial statements, on January 18, 2008, we (including certain unconsolidated affiliates) made an investment in convertible preferred stock of New York Mortgage Trust, Inc. (“NMTR”), a publicly traded real estate investment trust engaged in the investment management of mortgage-backed securities and high credit quality residential adjustable rate mortgage loans. Such investment by JMP Group Inc. and affiliated entities was $20.0 million in total, comprised of $5.0 million by JMP Group Inc., $5.0 million by certain funds managed by JMPAM, and $10.0 million from JMP Realty Trust. We also, with our affiliates, hold an option to acquire an additional $20.0 million of such convertible preferred security, on the same terms by April 4, 2008. In addition, in February 2008, we purchased in a

$60.0 million private investment in public equity (“PIPE”) transaction executed by NMTR, common stock of NMTR for an aggregate amount of $4.5 million.

The risks related to our investment in NMTR are set forth in NMTR’s Exchange Act filings and include but are not limited to the following:

Market developments have reduced and could in the future reduce the amount of liquidity available to NMTR and have caused and could in the future cause NMTR lenders to require NMTR to pledge additional cash or assets as collateral. If NMTR is unable to obtain sufficient short-term financing or NMTR assets are insufficient to meet the collateral requirements, then NMTR may be compelled to liquidate particular assets at an inopportune time and realize significant losses.

Recent and unprecedented dislocation in the Agency mortgage-backed securities (“MBS”) and other credit markets have caused and may in the future cause NMTR to realize losses by selling assets into declining markets in connection with margin calls on Agency and other MBS financing facilities. Possible further market developments, including a sharp rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of one or more types of mortgage-related assets in which the NMTR portfolio is concentrated may reduce the market value of the NMTR portfolio, which may reduce the amount of liquidity available to NMTR or may cause NMTR lenders to require additional cash or assets for collateral. If NMTR is unable to obtain sufficient short-term financing or NMTR lenders start to require additional collateral, NMTR may be compelled to liquidate NMTR assets at a disadvantageous time, thus harming NMTR operating results, profitability, financial condition and ability to make distributions.

As credit conditions for mortgage-related securities are tightening and may worsen in the future, the asset values of NMTR’s securities may decline and the margin requirements for financing facilities may increase.

Credit conditions are rapidly tightening with respect to Agency MBS and other mortgage-related securities. These conditions increase the probability of higher margin requirements currently and in the future for repurchase agreement borrowers, including NMTR. Liquidations of MBS portfolios by other prominent and highly leveraged vehicles to satisfy margin calls and other credit market developments may cause further declines in value for many financial assets including Agency and AAA-rated MBS, which may trigger margin calls for NMTR. In addition, lenders who provide short-term financing through repurchase agreements have increased and may increase in the future the percentage of collateral, or haircut, required to renew or roll over existing repurchase agreements for Agency MBS and other mortgage-related securities. An increase in the haircut for these repurchase agreements would require NMTR to post additional cash or asset collateral, even if the value of the underlying securities has not changed. If NMTR is unable to meet these margin calls or increased collateral requirements with its existing liquidity, it will be required to liquidate assets, which could result in realized losses and could harm NMTR’s operating results, profitability, financial condition and ability to make distributions.

NMTR’s loan delinquencies may increase as a result of significantly increased monthly payments required from ARM borrowers after the initial fixed interest period.

Scheduled increases in monthly payments on adjustable rate mortgage loans may result in higher delinquency rates on mortgage loans and could have a material adverse affect on NMTR net income and results of operations. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, may result in significantly increased monthly payments for borrowers with adjustable rate mortgage loans. Borrowers seeking to avoid these increased monthly payments by refinancing their mortgage loans may no longer be able to fund available replacement loans at comparably low interest rates. A decline in housing prices may also leave borrowers with insufficient equity in their homes to permit them to refinance their loans or sell their homes. In addition, these mortgage loans may have prepayment premiums that inhibit refinancing. Further, the sub servicer is Cenlar, and the loan delinquencies could be negatively impacted if Cenlar does not perform its duties in accordance with agreed upon guidelines.

NMTR may be required to repurchase loans if NMTR breached representations and warranties from loan sale transactions, which could harm NMTR profitability and financial condition.

Loans from NMTR discontinued mortgage lending operations were sold to third parties under agreements with numerous representations and warranties regarding the manner in which the loan was originated, the property securing the loan and the borrower. If these representations or warranties are found to have been breached, NMTR may be required to repurchase such loan. NMTR may be forced to resell these repurchased loans at a loss, which could harm NMTR profitability and financial condition.

NMTR may incur increased borrowing costs related to repurchase agreements, which would harm NMTR profitability.

Currently, a significant portion of NMTR borrowings are collateralized borrowings in the form of repurchase agreements. If the interest rates on these agreements increase, that would harm NMTR profitability. NMTR borrowing costs under repurchase agreements generally correspond to short-term interest rates such as LIBOR or a short-term Treasury index, plus or minus a margin. The margins on these borrowings over or under short-term interest rates may vary depending upon:

•	the movement of interest rates;

•	the availability of financing in the market; and

•	the value and liquidity of NMTR mortgage-related assets.

Risks Related to Our Industry

Difficult market conditions could adversely affect our business in many ways.

Difficult market and economic conditions, the level and volatility of interest rates, investor sentiment and political events have in the past adversely affected and may in the future adversely affect our business and profitability in many ways. Weakness in equity markets and diminished trading volume of securities could adversely impact our sales and trading business. Industry-wide declines in the size and number of underwritings and mergers and acquisitions transactions also would likely have an adverse effect on our revenues. In addition, reductions in the trading prices for equity securities also tend to reduce the transaction value of investment banking transactions, such as underwriting and mergers and acquisitions transactions, which in turn may reduce the fees we earn from these transactions. As we may be unable to reduce expenses correspondingly, our net income and net income margins may decline.

Significantly expanded corporate governance and public disclosure requirements may result in fewer initial public offerings and discourage companies from engaging in capital market transactions, which may reduce the number of investment banking opportunities available to pursue.

Highly-publicized financial scandals in recent years have led to investor concerns over the integrity of the U.S. financial markets, and have prompted the U.S. Congress, the SEC, the NYSE and NASDAQ to significantly expand corporate governance and public disclosure requirements. To the extent that private companies, in order to avoid becoming subject to these new requirements, decide to forgo initial public offerings, our equity underwriting business may be adversely affected. In addition, provisions of the Sarbanes-Oxley Act and the corporate governance rules imposed by self-regulatory organizations have diverted the attention of many companies away from capital market transactions, including securities offerings and acquisition and disposition transactions. In particular, companies that either are or are planning to become public companies are incurring significant expenses in complying with the SEC and reporting requirements relating to internal control over financial reporting, and companies that disclose material weaknesses in such controls under the new standards may have greater difficulty accessing the capital markets. These factors, in addition to adopted or proposed accounting and disclosure changes, may have an adverse effect on our business.

Financial services firms have been subject to increased scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.

Firms in the financial services industry have been operating in a difficult regulatory environment. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, the NYSE, the FINRA and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including, but not limited to, the authority to fine us and to grant, cancel, restrict or otherwise impose conditions on the right to carry on particular businesses. For example, a failure to comply with the obligations imposed by the Securities Exchange Act of 1934, as amended, on broker-dealers and the Investment Advisers Act on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act of 1940, could result in investigations, sanctions and reputational damage. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or the FINRA or other self-regulatory organizations that supervise the financial markets. Substantial legal liability or significant regulatory action against us could have adverse financial effects on us or cause reputational harm to us, which could harm our business prospects.

In addition, financial services firms are subject to numerous conflicts of interests or perceived conflicts. The SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts and regularly review and update our policies, controls and procedures. However, appropriately addressing conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to appropriately address conflicts of interest. Our policies and procedures to address or limit actual or perceived conflicts may also result in increased costs and additional operational personnel. Failure to adhere to these policies and procedures may result in regulatory sanctions or litigation against us. For example, the research operations of investment banks have been and remain the subject of heightened regulatory scrutiny which has led to increased restrictions on the interaction between equity research analysts and investment banking professionals at securities firms. Several securities firms in the United States reached a global settlement in 2003 and 2004 with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into the alleged conflicts of interest of research analysts, which resulted in rules that have imposed additional costs and limitations on the conduct of our business.

Asset management businesses have experienced a number of highly publicized regulatory inquiries concerning market timing, late trading and other activities that focus on the mutual fund industry. These inquiries have resulted in increased scrutiny within the industry and new rules and regulations for mutual funds, investment advisers and broker-dealers. Although we do not act as an investment adviser to mutual funds, we are registered as an investment advisor with the SEC and the regulatory scrutiny and rulemaking initiatives may result in an increase in operational and compliance costs or the assessment of significant fines or penalties against our asset management business, and may otherwise limit our ability to engage in certain activities. In addition, the SEC staff has conducted studies with respect to soft dollar practices in the brokerage and asset management industries and proposed interpretive guidance regarding the scope of permitted brokerage and research services in connection with soft dollar practices. The SEC staff has indicated that it is considering additional rulemaking in this area, and we cannot predict the effect that additional rulemaking may have on our asset management or brokerage business or whether it will be adverse to us.

Our exposure to legal liability is significant, and damages and other costs that we may be required to pay in connection with litigation and regulatory inquiries, and the reputational harm that could result from legal action against us, could adversely affect our businesses.

We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. These risks include potential liability under securities or other laws for materially false or misleading statements made in connection with securities offerings and other transactions, employment claims, potential liability for “fairness opinions” and other advice we provide to participants in strategic transactions and disputes over the terms and conditions of complex trading arrangements. Generally, pursuant to applicable agreements, investors in our funds do not have legal recourse against us or JMP Asset Management for underperformance or errors of judgment in connection with the funds, nor will any act or omission be a breach of duty to the fund or limited partner unless it constituted gross negligence or willful violation of law.

As an investment banking and asset management firm, we depend to a large extent on our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, it may be more damaging to our business than to other businesses. Moreover, our role as advisor to our clients on important underwriting or mergers and acquisitions transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and acquisitions and other transactions. Therefore, our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including stockholders of our clients who could bring securities class actions against us. Our investment banking engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, however, there can be no assurance that these provisions will protect us or be enforceable in all cases. As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments. We have in the past been, currently are and may in the future be subject to such securities litigation. Substantial legal liability or significant regulatory action against us could harm our results of operations or cause reputational harm to us, which could adversely affect our business and prospects.

Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our business.

As we have expanded the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our and our funds’ and clients investment and other activities. Certain of our funds have overlapping investment objectives, including funds which have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among ourselves and those funds. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of the Company or other funds to take any action.

In addition, there may be conflicts of interest regarding investment decisions for funds in which our officers, directors and employees, who have made and may continue to make significant personal investments in a variety of funds, are personally invested. Similarly, conflicts of interest may exist or develop regarding decisions about the allocation of specific investment opportunities between the Company and the funds.

We also have potential conflicts of interest with our investment banking and institutional clients including situations where our services to a particular client or our own proprietary fund investments or interests conflict or are perceived to conflict with a client. It is possible that potential or perceived conflicts could give rise to investor or client dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation, which would materially adversely affect our business in a number of ways, including as a result of redemptions by our investors from our hedge funds, an inability to raise additional funds and a reluctance of counterparties to do business with us.

Misconduct by our employees or by the employees of our business partners could harm us and is difficult to detect and prevent.

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur at our firm. For example, misconduct could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. It is not always possible to deter misconduct and the precautions we take to detect and prevent this activity may not be effective in all cases. Our ability to detect and prevent misconduct by entities with whom we do business may be even more limited. We may suffer reputational harm for any misconduct by our employees or those entities with whom we do business.

We may be required to make payments under certain indemnification agreements.

Prior to our initial public offering and the corporate reorganization, we entered into agreements that provide for the indemnification of our members, managing directors, executive officers and certain other persons authorized to act on our behalf against certain losses that may arise out of our initial public offering or the corporate reorganization, certain liabilities of our managing directors relating to the time they were members of JMP Group LLC, and certain tax liabilities of our members that may arise in respect of periods prior to this offering when we operated as a limited liability company. We may be required to make payments under these indemnification agreements, which could adversely affect our financial condition.

If we were deemed an investment company under the Investment Company Act of 1940, applicable restrictions could make it impractical for us to continue our business as contemplated and could have an adverse effect on our business.

We are not an investment company under the Investment Company Act of 1940. However, if we were to cease operating and controlling the business and affairs of JMP Securities LLC and JMP Asset Management LLC or if either of these subsidiaries were deemed to be an investment company, our interest in those entities could be deemed an investment security for purposes of the Investment Company Act of 1940. We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the Investment Company Act of 1940, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would harm our business and the price of our common stock.

Our historical financial information may not permit you to predict our costs of operations.

Some of the historical consolidated financial information in this Form 10-K does not reflect the added costs that we expect to incur as a public company or the resulting changes that have occurred in our capital structure and operations. Because we historically operated through partnerships and limited liability companies prior to our transition to a corporation in connection with our initial public offering, we paid little or no taxes on profits and experienced lower expenses related to regulatory and reporting requirements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We occupy four principal offices, with our headquarters located in San Francisco, other offices in New York, Boston and Chicago, and additional space in Atlanta, all of which are leased. Our San Francisco headquarters is located at 600 Montgomery Street and comprises approximately 37,650 square feet of leased and subleased space, pursuant to lease agreements expiring in 2011. In New York, we lease approximately 9,940 square feet at 450 Park Avenue pursuant to a lease agreement expiring in 2011. Our Boston office is located at 265 Franklin Street and consists of approximately 2,490 square feet of leased space pursuant to a lease agreement expiring in 2011. In Chicago, we sublease approximately 500 square feet at 200 South Wacker Drive pursuant to a sublease agreement expiring in 2008. In Atlanta, we sublease approximately 150 square feet at 3340 Peachtree Road NE, pursuant to a sublease expiring in 2008.

Item 3.	Legal Proceedings

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

In accordance with SFAS No. 5, Accounting for Contingencies, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in liability and the amount of loss, if any, can be reasonably estimated. With respect to certain matters we are involved in, in view of the inherent difficulty of predicting the outcome of these matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In connection with the our initial public offering, pursuant to a registration statement on Form S-1 (File No. 333-140689) filed with the SEC, which was declared effective on May 10, 2007, the members of JMP Group LLC exchanged the outstanding membership interests of JMP Group LLC for shares of common stock of JMP Holdings, and JMP Holdings changed its name to JMP Group Inc. In the initial public offering, we sold and issued 7,199,864 shares of our common stock, raising $73.1 million of proceeds, net of our direct offering costs.

Market Information and Dividend Policy

Our common stock is traded on the NYSE under the symbol “JMP”. The following table sets forth, for the period indicated (which begins on the first day our common stock was publicly traded), the high and low sales prices per share of our common stock, as quoted on the NYSE.

	Sales Price
	High	Low
Year Ended December 31, 2007
Second quarter (since May 11, 2007)	$13.20	$10.00
Third quarter	10.55	6.61
Fourth quarter	$9.58	$6.12

As of December 31, 2007, there were approximately 134 holders of record of our common stock.

The Company intends to pay regular quarterly cash dividends on all outstanding shares of common stock. We do not plan to pay dividends on unvested shares of restricted stock. On August 7, 2007, the Company’s board of directors declared a cash dividend of $0.025 per share of common stock for the second quarter of 2007 which was paid on August 30, 2007 to common shareholders of record on August 23, 2007. This amount represents a prorated quarterly dividend for the period from the Company’s initial public offering on May 16, 2007 through June 30, 2007, based upon a quarterly dividend rate of $0.05 per share. On November 6, 2007, the Company’s board of directors declared a cash dividend of $0.05 per share of common stock for the third quarter of 2007 which was paid on December 14, 2007 to common shareholders of record on November 30, 2007.

Issuer Purchases of Equity Securities

The following table summarizes the stock repurchases for the year ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – October 31	83,425	$7.29	83,425	916,575
November 1 – November 30	252,872	$7.23	252,872	1,163,703
December 1 – December 31	1,081,764	$7.81	1,081,764	81,939

Total	1,418,061		1,418,061

(1)	On August 7, 2007, the Company’s board of directors authorized the repurchase of up to one million shares of the Company’s outstanding common stock during the next twelve months. On November 6, 2007, the Company’s board of directors increased the Company’s authorization under its share repurchase program by 500,000 shares, making the total number of shares authorized for repurchase equal to 1.5 million. In addition, the board extended the duration of the program until December 31, 2008.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial and other data of JMP Group Inc. should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K.

The selected consolidated statements of financial condition data as of December 31, 2006 and 2007 and the selected consolidated statements of income data for each of the three years in the period ended December 31, 2007 have been derived from our audited consolidated financial statements and accompanying notes included elsewhere in this Form 10-K and should be read together with those consolidated financial statements and accompanying notes.

The selected consolidated statements of financial condition data as of December 31, 2003, 2004 and 2005 and the selected consolidated statements of income data for the years ended December 31, 2003 and 2004 have been derived from audited consolidated financial statements not included in this Form 10-K. The selected consolidated financial and other data should be read together with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and accompanying notes included elsewhere in this Form 10-K.

(in thousands, except per share data and selected data and operating metrics)	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	For the Year Ended December 31,
			2006	2005	2004	2003
	Predecessor	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Statement of Income Data
Revenues
Investment banking	$16,055	$33,222	$44,060	$62,880	$37,413	$25,267
Brokerage revenues	12,987	21,835	30,185	23,536	22,579	15,883
Asset management fees	1,218	3,830	4,531	8,538	12,505	7,670
Principal transactions	541	2,404	4,288	(2,006)	1,775	8,558
Interest, dividends and other	1,571	4,202	3,742	1,713	545	1,393

Total revenues	32,372	65,493	86,806	94,661	74,817	58,771

Expenses
Compensation and benefits	18,393	45,618	50,136	60,145	46,969	32,522
Income allocation and accretion/(dilution)—Redeemable Class A member interests (1)	117,418	—	10,664	12,983	9,755	13,093
Administration	1,771	3,371	4,204	3,362	2,640	1,778
Brokerage, clearing and exchange fees	1,689	3,366	4,133	3,170	2,848	1,484
Interest and dividend expense	683	372	1,686	933	1,009	654
Other expenses	3,948	8,516	12,167	10,146	8,098	6,041

Total expenses	143,902	61,243	82,990	90,739	71,319	55,572
(Loss) Income before taxes and minority interest	(111,530)	4,250	3,816	3,922	3,498	3,199
Income tax benefit	—	(2,537)	—	—	—	—
Minority interest (2)	167	247	428	—	—	—

Net (loss) income (3)	(111,697)	$6,540	3,388	3,922	3,498	3,199

Increase in redemption value of Series B preferred units	—	—	—	—	(513)	(2,151)
Distributions to Series A convertible preferred units	—	—	—	—	(469)	(704)

Net (loss) income attributable to Class A and Class B common interests (3)	$(111,697)	—	$3,388	$3,922	$2,516	$344

(in thousands, except per share data and selected data and operating metrics)	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	For the Year Ended December 31,
			2006	2005	2004	2003
	Predecessor	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Net income per common share:
Basic	—	$0.30	—	—	—	—
Diluted	—	$0.30	—	—	—	—
Dividends declared and paid per common share:	—	$0.075	—	—	—	—
Weighted average common shares outstanding:
Basic	—	21,830	—	—	—	—
Diluted	—	21,916	—	—	—	—
Net (loss) income per unit—Class A common interests: (3)(4)
Basic	$(23.84)	$—	$0.91	$1.04	$2.12	$2.45
Diluted	$(23.84)	$—	$0.89	$1.04	$1.92	$0.65
Weighted average units outstanding—Class A common interests: (4)
Basic	2,385	—	1,435	1,474	1,185	141
Diluted	2,385	—	1,468	1,474	1,553	1,613
Net (loss) income per unit—Class B common interests: (3)(4)
Basic	$(23.84)	$—	$0.91	$1.04	$0.73	—
Diluted	$(23.84)	$—	$0.89	$1.04	$0.73	—
Weighted average units outstanding—Class B common interests: (4)
Basic	2,300	—	2,300	2,300	958	—
Diluted	2,300	—	2,353	2,300	958	—

	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Statement of Financial Condition Data
Total assets	$184,711	$103,699	$91,923	$85,993	$58,146
Notes payable	—	—	—	2,500	—
Redeemable Class A member interests	—	12,914	11,517	5,897	11,542
Total liabilities	54,506	51,208	45,275	40,573	39,281
Total equity	115,601	46,752	46,648	45,419	12,877
Selected Data and Operating Metrics (Unaudited)
Number of employees—end of period	202	187	169	141	111
Number of employees—average	194	181	162	127	96
Revenues per average employee	$504	$480	$584	$589	$612
Compensation and benefits as a % of revenues (5)	58.0%	57.8%	63.5%	62.8%	55.3%
Companies covered by our research analysts	213	279	294	198	155
Number of completed investment banking transactions	71	75	75	55	25

(1)	Prior to our initial public offering we were organized as a limited liability company and issued to employee members, who are our managing directors, Redeemable Class A member interests, that were entitled to their pro rata share of our income. Our Third Amended and Restated Limited Liability Company Agreement, as amended, provided that each employee member may elect to redeem their Redeemable Class A member interests upon resignation from us. Because of this repurchase feature, the Redeemable Class A member interests were classified as a liability in our statement of financial condition. As a result of the liability classification, the pro rata share of income allocated to the Redeemable Class A member interests based on ownership percentages and any changes in the redemption amount of the Redeemable Class A member interests were recorded as expense in our statement of income.
(2)	Minority interest relates to the interest of third parties in JMP Realty Trust and in two asset management funds, Harvest Consumer Partners and Harvest Technology Partners.
(3)	Prior to our initial public offering we were a limited liability company and our earnings did not reflect the income taxes we paid as a corporation.
(4)	We issued 2,300,000 units of Class B common interests in a private offering in August 2004, which represented 15.5% of our outstanding membership interests. Because there is a direct relationship between the number of Class B common interests outstanding and the ownership percentage in our equity, we were able to determine the number of units associated with the Class A common interests outstanding. As a result, we were able to determine earnings per share, based on an implied number of Class A common interests and an existing number of Class B common interests outstanding. We have reflected this implied number of units for purposes of determining earnings per share in all periods presented.
(5)	Compensation and benefits include salaries and performance-based bonus payments to our managing directors and other employees, but excludes compensation expense related to equity awards granted or vested in connection with our initial public offering.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our consolidated financial statements and the accompanying notes contained elsewhere in this Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those discussed in Item 1A—“Risk Factors” and elsewhere in this Form 10-K.

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

Corporate Reorganization

Prior to May 16, 2007, the Company had conducted its business through a multi-member Delaware limited liability company, JMP Group LLC, or the Predecessor, pursuant to its Third Amended and Restated Limited Liability Company Operating Agreement dated as of August 18, 2004, as amended, or the Operating Agreement. One of JMP Group LLC’s members, JMP Holdings Inc., was established in August 2004 to enable investors to invest through a corporate entity in the membership interests of JMP Group LLC. Shares of common stock of JMP Holdings were issued in a private offering in August 2004. JMP Holdings’ only significant asset until May 16, 2007 was its investment in JMP Group LLC, comprised of the member interests of JMP Group LLC purchased with the net proceeds received from issuance of JMP Holdings’ common stock.

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

As the core operations of the Company have not changed as a result of the Reorganization, when evaluating our results of operations and financial performance, our management views the year ended December 31, 2007 as a single measurement period, rather than the two separate periods that are required to be reported under GAAP. We believe that comparisons between the Predecessor’s results for the year ended December 31, 2006 and either the Predecessor’s results for the period from January 1, 2007 to May 15, 2007 or the Successor’s results for the period from May 16, 2007 to December 31, 2007, may not provide users of our financial statements with all the information they may need to fully understand our operating and cash flow performance.

Consequently, to enhance the analysis of our operating results and cash flows, in our MD&A we have presented the operating results and cash flows of the Predecessor for the year ended December 31, 2006 and of the Predecessor and Successor on a combined basis for the year ended December 31, 2007. This combined presentation for the year ended December 31, 2007 represents a non-GAAP mathematical addition of the pre-reorganization results of operations and statements of cash flow of the Predecessor for the period from January 1, 2007 to May 15, 2007 and the results of operations and statements of cash flow of the Successor for the period from May 16, 2007 to December 31, 2007. The Successor conducted no material operational activities from the date of formation of JMP Holdings Inc. until the combination with JMP Group LLC on May 16, 2007. We believe that the combined presentation provides additional information investors can use to conduct a meaningful comparison of operating results and cash flows between periods. A reconciliation showing the mathematical combination of our operating results for such periods is included below under the headings “Historical Results of Operations” and “Liquidity and Capital Resources.”

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

The following table presents certain information with respect to the investment funds managed by JMPAM:

	Net Asset Value at		Company’s Share of Net Asset Value at
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
	Successor	Predecessor	Successor	Predecessor
Funds Managed by JMPAM:
Hedge Funds:
Harvest Opportunity Partners II	$60,689,192	$98,090,966	$9,108,059	$6,464,500
Harvest Value Income Plus**	—	12,367,873	—	2,247,237
Harvest Small Cap Partners	63,070,695	20,009,881	11,405,427	3,073,844
Harvest Consumer Partners *	4,656,976	2,910,790	2,349,621	889,169
Harvest Technology Partners *	4,917,626	2,254,728	1,807,051	546,415
Funds of Funds:
JMP Masters Fund	111,314,314	74,056,717	3,367,116	583,143
JMP Emerging Masters Fund	12,639,186	10,356,479	1,093,855	—
REIT:
JMP Realty Trust *	18,205,867	4,069,230	9,018,087	2,059,714

Total funds managed by JMPAM	$275,493,856	$224,116,664	$38,149,216	$15,864,022

*	The Company’s share of net asset value in HTP, HCP and JMPRT is consolidated in the Company’s Statements of Financial Condition, net of minority interest.
**	On December 31, 2007, HVIP was liquidated and its assets distributed to its partners.

	For the Year Ended December 31, 2007
	Company’s Share of Change in Fair Value		JMPAM Management Fee		JMPAM Incentive Fee
	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007
	Predecessor	Successor	Predecessor	Successor	Predecessor	Successor
Hedge Funds:
Harvest Opportunity Partners II	$46,774	$(5,693)	$466,787	$625,548	$—	$2,480
Harvest Value Income Plus **	38,676	(26,761)	56,980	72,093	—	5,825
Harvest Small Cap Partners	481,461	1,563,964	90,988	354,288	226,956	893,377
Harvest Consumer Partners *	28,146	(72,625)	7,458	12,840	4,522	409
Harvest Technology Partners *	34,628	199,097	4,828	10,763	8,835	18,077
Funds of Funds:
JMP Masters Fund	50,842	233,131	286,346	592,187	20,223	1,002,418
JMP Emerging Masters Fund	—	93,855	36,854	67,152	2,012	90,265
REIT:
JMP Realty Trust *	14,373	87,953	22,512	125,345	—	22,465

Totals	$694,900	$2,072,921	$972,753	$1,860,216	$262,548	$2,035,316

	For the Year Ended December 31, 2006			For the Year Ended December 31, 2005
	Company’s Share of Change in Fair Value	JMPAM Management Fee	JMPAM Incentive Fee	Company’s Share of Change in Fair Value	JMPAM Management Fee	JMPAM Incentive Fee
	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Hedge Funds:
Harvest Opportunity Partners II	$977,077	$1,494,435	$631,284	$(549,710)	$6,531,607	$298,865
Harvest Value Income Plus **	150,973	249,010	84,929	(79,551)	489,810	36,701
Harvest Small Cap Partners	553,560	185,262	439,488	(64,165)	37,682	40,315
Harvest Consumer Partners *	101,437	12,065	14,485	(12,053)	17,569	8,742
Harvest Technology Partners *	38,944	9,121	7,471	—	—	—
Funds of Funds:
JMP Masters Fund	88,662	608,175	539,708	41,325	376,914	213,115
JMP Emerging Masters Fund	—	133,856	26,420	—	117,690	29,619
REIT:
JMP Realty Trust *	147,714	33,075	46,467	—	—	—

Totals	$2,058,367	$2,724,999	$1,790,252	$(664,154)	$7,571,272	$627,357

*	Revenues earned from HTP, HCP and JMPRT are consolidated and then eliminated in consolidation in the Company’s Statements of Net (Loss) Income, net of minority interest.
**	On December 31, 2007, HVIP was liquidated and its assets distributed to its partners.

As of December 31, 2007 and 2006, the contractual base management fees earned from each of these investment funds ranged between 1% and 2% of assets under management. The contractual incentive fees were generally (i) 20%, subject to highwater marks, for the hedge funds; (ii) 5% to 20%, subject to highwater marks or a performance hurdle rate, for the funds of funds; and (iii) 25%, subject to a performance hurdle rate, for JMPRT. As of December 31, 2005, the contractual base management fees earned from each of these investment funds ranged between 1% and 2% of assets under management. The contractual incentive fees were generally (i) 20%, subject to highwater marks, for the hedge funds and (ii) 10% to 20%, subject to highwater marks or a performance hurdle rate, for the funds of funds. The contractual base management fees and contractual incentive fees are each accrued monthly, while each are prepaid quarterly, one month after quarter end.

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

Components of Expenses

We classify our expenses as compensation and benefits, income allocation and accretion—Redeemable Class A member interests, administration expense, brokerage, clearing and exchange fees, interest and dividend expense and other expenses. A significant portion of our expense base is variable, including compensation and benefits, brokerage and clearance, communication and data processing, and travel and entertainment expenses.

Compensation and Benefits

Compensation and benefits is the largest component of our expenses and includes employees’ base pay, performance bonuses, sales commissions, related payroll taxes, medical and benefits expenses, as well as expenses for contractors, temporary employees and equity-based compensation. Our employees receive the majority of their compensation in the form of individual performance-based bonuses. As is the widespread practice in our industry, we pay bonuses on an annual basis, which for senior professionals typically make up a large portion of their total compensation. Compensation is accrued based on a ratio of total compensation and benefits to total revenues. We accrue for the estimated amount of these bonus payments ratably over the applicable service period. Bonus payments may have a greater impact on our cash position and liquidity in the periods in which they are paid than would otherwise be reflected in our Consolidated Statements of Net (Loss) Income. We expect that our compensation and benefits expense, excluding equity-based awards made prior to and in connection with our initial public offering, will be approximately 60% of revenues each year, although we may change this rate at any time.

Income Allocation and Accretion -Redeemable Class A Member Interests

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

Redeemable Class A member interests were accounted for as stock-based compensation and classified as a liability. As a result, the share of our income allocated to Redeemable Class A member interests, based on the membership percentage owned, and any additional changes in the redemption amount of Redeemable Class A member interests was recorded as “Income allocation and accretion—Redeemable Class A member interests” in our consolidated statements of income.

In connection with the Reorganization, the Redeemable Class A member interests were exchanged for shares of our common stock and reclassified from liability to equity. The liability-to-equity exchange of the Redeemable Class A member interests required the Predecessor to mark the liability for the Redeemable Class A member interests to its fair market value and to record a non-cash expense related to the change in value at the date of the reorganization. The Predecessor accounted for the exchange in its consolidated financial statements as follows:

•

The Predecessor recorded a one-time non-cash expense as a component of “Income allocation and accretion—Redeemable Class A member interests” equal to $112.9 million, which represents the difference between (a) the equity amount recorded for the shares of common stock issued in exchange for the Redeemable Class A member interests and (b) the carrying amount of the Redeemable Class A member interests prior to the Reorganization; and then

•

The Predecessor recorded additional equity equal to $111.2 million for the 10,109,957 shares of common stock exchanged for the Redeemable Class A member interests based on the initial public offering price of $11.00 per share.

Administration

Administration expense primarily includes the cost of hosted conferences, non-capitalized systems and software expenditures, insurance, business tax (non-income), office supplies, recruiting and regulatory fees.

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

Historical Results of Operations

The following table sets forth our historical results of operations for the years ended December 31, 2007, 2006 and 2005 and is not necessarily indicative of the results to be expected for any future period.

For purposes of comparing the years ended December 31, 2007 and 2006 discussed herein, we have aggregated the Predecessor period from January 1, 2007 through May 15, 2007 and the Successor period from May 16, 2007 through December 31, 2007, without further adjustment. The supplemental aggregate disclosures and discussions are not in accordance with, or an alternative for, generally accepted accounting principles.

	For the Year Ended December 31, 2007
	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	Combined Predecessor/ Successor	For the Year Ended December 31, 2006	Change from 2006 to 2007
(in thousands)	Predecessor	Successor		Predecessor	$	%
Revenues
Investment banking	$16,055	$33,222	$49,277	$44,060	5,217	11.8%
Brokerage	12,987	21,835	34,822	30,185	4,637	15.4%
Asset management fees	1,218	3,830	5,048	4,531	517	11.4%
Principal transactions	541	2,404	2,945	4,288	(1,343)	-31.3%
Interest, dividends and other income	1,571	4,202	5,773	3,742	2,031	54.3%

Total revenues	32,372	65,493	97,865	86,806	11,059	12.7%
Expenses
Compensation and benefits	18,393	45,618	64,011	50,136	13,875	27.7%
Income allocation and accretion—Redeemable Class A member interests	117,418	—	117,418	10,664	106,754	1001.1%
Administration	1,771	3,371	5,142	4,204	938	22.3%
Brokerage, clearing and exchange fees	1,689	3,366	5,055	4,133	922	22.3%
Interest and dividend expense	683	372	1,055	1,686	(631)	-37.4%
Other	3,948	8,516	12,464	12,167	297	2.4%

Total expenses	143,902	61,243	205,145	82,990	122,155	147.2%

(Loss) income before income tax benefit and minority interest	(111,530)	4,250	(107,280)	3,816	(111,096)	N/A
Income tax benefit	—	(2,537)	(2,537)	—	(2,537)	N/A
Minority interest	167	247	414	428	(14)	-3.3%

Net (loss) income	$(111,697)	$6,540	$(105,157)	$3,388	$(108,545)	N/A

	For the Year Ended December 31,		Change from 2005 to 2006
	2006	2005
(in thousands)	Predecessor	Predecessor	$	%
Revenues
Investment banking	$44,060	$62,880	$(18,820)	-29.9%
Brokerage	30,185	23,536	6,649	28.3%
Asset management fees	4,531	8,538	(4,007)	-46.9%
Principal transactions	4,288	(2,006)	6,294	313.8%
Interest, dividends and other income	3,742	1,713	2,029	118.4%

Total revenues	86,806	94,661	(7,855)	-8.3%
Expenses
Compensation and benefits	50,136	60,145	(10,009)	-16.6%
Income allocation and accretion—Redeemable Class A member interests	10,664	12,983	(2,319)	-17.9%
Administration	4,204	3,458	746	21.6%
Brokerage, clearing and exchange fees	4,133	3,170	963	30.4%
Interest and dividend expense	1,686	933	753	80.7%
Other	12,167	10,050	2,117	21.1%

Total expenses	82,990	90,739	(7,749)	-8.5%

Income before minority interest	3,816	3,922	(106)	N/A
Minority interest	428	—	428	N/A

Net income	$3,388	$3,922	$(534)	N/A

Year Ended December 31, 2007, Compared to Year Ended December 31, 2006

Overview

Total revenues increased $11.1 million, or 12.7%, from $86.8 million for the year ended December 31, 2006 to $97.9 million for the year ended December 31, 2007. The increase was primarily due to an increase in investment banking revenue of $5.2 million and brokerage revenue of $4.6 million.

Total expenses increased by $122.1 million, or 147.2%, from $83.0 million for the year ended December 31, 2006 to $205.1 million for the year ended December 31, 2007, primarily due to an increase in income allocation and accretion expense of $106.8 million resulting from a one-time non-cash expense of $112.9 million associated with the exchange of Redeemable Class A member interests into shares of our common stock in connection with the Reorganization at the time of our initial public offering.

Net income decreased $108.5 million from $3.4 million for the year ended December 31, 2006 to a loss of $105.2 million for the year ended December 31, 2007, primarily as a result of the aforementioned $106.8 million increase in income allocation accretion expense due to a one-time non-cash expense associated with the Reorganization.

Revenues

Investment Banking

Investment banking revenues increased $5.2 million, or 11.8%, from $44.1 million for the year ended December 31, 2006 to $49.3 million for the same period in 2007, and decreased as a percentage of total revenues from 50.8% to 50.4%, respectively. The increase reflects higher revenue in our strategic advisory and public equity underwriting businesses, partially offset by decreased revenues in our private placement business. Our strategic advisory revenues increased $7.2 million, or 55.6%, from $12.9 million for the year ended December 31, 2006 to $20.1 million for the year ended December 31, 2007, due to a 47.4% increase in average revenues per transaction in 2007 compared to 2006, during which 19 and 18 transactions were executed, respectively. Public equity underwriting revenues increased by $1.1 million, or 5.9%, from $18.3 million for the year ended December 31, 2006 to $19.4 million for the year ended December 31, 2007. We executed 35 public equity underwriting transactions in the year ended December 31, 2007 compared to 36 in the year ended December 31, 2006. During the year ended December 31, 2007, we acted as a lead manager on eight public equity underwriting transactions, for which generally higher fees are earned, raising gross proceeds of $646.1 million compared with five in the year ended December 31, 2006, raising gross proceeds of $312.2 million. Private placement revenues decreased $3.1 million, or 23.8%, from $12.8 million for the year ended December 31, 2006 to $9.7 million for the year ended December 31, 2007. The decrease was primarily due to fewer executed originations of trust preferred securities and to lower average revenues per private placement transaction in the year ended December 31, 2007, compared to the year ended December 31, 2006.

Brokerage Revenues

Brokerage revenues increased by $4.6 million, or 15.4%, from $30.2 million for the year ended December 31, 2006 to $34.8 million for the year ended December 31, 2007. The increase was a result of higher gross commission revenue, partially offset by an increase in trading losses for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase in commissions resulted from increased trading activity with existing clients, and the addition of new institutional clients during the period. The increase in trading losses resulted from taking more frequent positions in greater amounts to facilitate customer trades, increased market making activities, as well as increased market volatility in the second half of 2007. Brokerage revenues increased as a percentage of total revenues, from 34.8% for the year ended December 31, 2006 to 35.6% for the year ended December 31, 2007.

Asset Management Fees

Asset management fees increased by $0.5 million, or 11.4%, from $4.5 million for the year ended December 31, 2006 to $5.0 million for the year ended December 31, 2007. Asset management fees include both base management fees and incentive fees for our funds under management. The increase in 2007 was due to higher incentive fees, which grew 29.9% from the year ended December 31, 2006, based on the improved performance of our funds. Base management fees, which are earned based on assets under management, remained steady from 2006 to 2007. Although client assets under management increased from $208.2 million as of December 31, 2006 to $237.3 million as of December 31, 2007, there was a shift in the composition of assets under management from hedge funds to funds of funds, which charge lower base management fees. As a percentage of total revenues, asset management fees remained at 5.2% for both years.

Principal Transactions

Principal transaction revenues decreased $1.3 million from $4.3 million for the year ended December 31, 2006 to $2.9 million for the year ended December 31, 2007. The decrease was due to a decrease in gains from equity investments in publicly held securities of $1.6 million, partially offset by an increase of $0.2 million in gains from investment partnerships, attributable to the performance of the funds managed by us, and a slight decrease in losses related to the value of warrant positions, which reflect the market performance of the companies in which we hold warrants.

Interest, Dividends and Other Income

Interest, dividends and other income increased $2.0 million, or 54.3%, from $3.7 million for the year ended December 31, 2006 to $5.8 million for the same period in 2007. The increase was primarily attributable to investing a portion of proceeds from our initial public offering in short duration AAA rated securities, as well as to higher market interest rates, more active cash management, and an increased capital allocation to our investment portfolio, which returned higher interest and dividend income as a percent of total invested capital.

Expenses

Compensation and Benefits

Compensation and benefits, which includes salaries, commissions and performance bonus compensation to our employees, increased $13.9 million, or 27.7%, from $50.1 million for the year ended December 31, 2006 to $64.0 million for the year ended December 31, 2007. Of the total compensation and benefits expense for 2007, $8.3 million is attributable to equity-based compensation expenses, comprised primarily of $7.2 million in expense recognized for accelerated vesting of stock options and the grant of restricted stock units in connection with the initial public offering. In addition, employee payroll and accrual for bonuses increased by $5.8 million, or 11.6%, which is primarily attributable to the 12.7% increase in revenues from 2006 to 2007, to which we apply a target compensation to revenue ratio in the accrual of bonuses. Compensation and benefits as a percentage of revenues increased from 57.8% of total revenues for the year ended December 31, 2006 to 65.4% for the same period in 2007. Excluding non-cash compensation expense in the amount of $7.2 million from equity-based awards granted or vested in connection with the initial public offering, compensation and benefits, as a percentage of revenues, increased from 57.8% of total revenues for the year ended December 31, 2006 to 58.0% for the same period in 2007.

Income Allocation and Accretion—Redeemable Class A Member Interests

Income allocation and accretion increased $106.8 million from $10.7 million for the year ended December 31, 2006 to $117.4 million for the year ended December 31, 2007 primarily due to a one-time non-cash expense of $112.9 million as a result of the exchange of Redeemable Class A member interests into shares of our common stock in connection with the Reorganization at the time of our initial public offering. Due to this one-time non-cash expense, income allocation and accretion increased from 12.3% of total revenues for the year ended December 31, 2006, to 120.0% for the year ended December 31, 2007.

Administration

Administration expenses increased $0.9 million, or 22.3%, from $4.2 million for the year ended December 31, 2006 to $5.1 million for the year ended December 31, 2007. The increase was primarily due to higher insurance and other expenses, such as franchise taxes and stock listing fees, associated with being a public company. The increase is also due to higher conference expense in 2007, which was the result of increased conference attendance and higher production cost during 2007 compared to 2006. Administration expense increased from 4.8% of total revenues for the year ended December 31, 2006 to 5.3% for the same period in 2007.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees increased $0.9 million, or 22.3%, from $4.1 million for the year ended December 31, 2006 to $5.1 million for the year ended December 31, 2007. The increase was primarily due to an increase in trading activity in our sales and trading business as total shares traded increased 60.7% from the year ended December 31, 2006 to the year ended December 31, 2007. As a percentage of total revenues, our brokerage, clearing and exchange fees increased from 4.8% for the year ended December 31, 2006 to 5.2% for the same period in 2007.

Interest and Dividend Expense

Interest and dividend expense decreased $0.6 million, or 37.4%, from $1.7 million for the year ended December 31, 2006 to $1.1 million for the year ended December 31, 2007. The decrease was primarily due to the discontinuation of interest payments to Redeemable Class A members, as a result of the exchange into common stock at the time of the initial public offering. As a percentage of total revenues, interest and dividend expense decreased from 1.9% for the year ended December 31, 2006 to 1.1% for the same period in 2007.

Other Expenses

Other expenses increased $0.3 million, or 2.4%, from $12.2 million for the year ended December 31, 2006 to $12.5 million for the year ended December 31, 2007. The year ended December 31, 2007 reflected an increase of $1.4 million in professional fees, consisting primarily of increased legal, audit and accounting expenses due to added obligations as a public company starting on May 16, 2007. This increase was offset by a $0.9 million decrease in travel and business development expense, primarily due to higher client reimbursements for investment banking transactions executed and closed in the year ended December 31, 2007. As a percentage of total revenues, other expenses decreased from 14.0% for the year ended December 31, 2006 to 12.7% for the year ended December 31, 2007.

Minority Interest

Minority interest relates to the consolidation of JMP Realty Trust and of two of our hedge funds, Harvest Consumer Partners and Harvest Technology Partners. Minority interest of $0.4 million remained unchanged for the year ended December 31, 2007 from the year ended December 31, 2006.

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

In connection with our initial public offering and Reorganization, we are subject to federal and state income taxes on all taxable income earned subsequent to May 15, 2007. Additionally, in connection with the Reorganization, we recognized a one-time tax benefit of $4.0 million in connection with the establishment of net deferred tax asset items of $10.2 million. In calculating the one-time tax benefit amount and associated deferred tax asset items, the Company makes reasonable estimates of its share of the 2006 taxable income and 2007 taxable income attributed to the period from January 1 through May 15, 2007 of the partnerships in which it has a direct or indirect interest. Including the one-time tax benefit, during the years ended December 31, 2007 and December 31, 2006, we recorded a total tax expense (benefit) of ($2.5) million and ($0) million, respectively.

The effective tax rate for the years ended December 31, 2007 and December 31, 2006 was 38.7% and 0%, respectively, excluding the one-time tax benefit. Including the one-time tax benefit, the effective tax rate for the years ended December 31, 2007 and December 31, 2006 was (63.4%) and 0%, respectively.

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005

Overview

Total revenues decreased $7.9 million, or 8.3%, from $94.7 million for the year ended December 31, 2005 to $86.8 million for the year ended December 31, 2006. This decrease was primarily due to decreases in investment banking revenues of $18.8 million and asset management fees of $4.0 million, but was partially offset by increases of $6.6 million in brokerage revenues and $6.3 million in principal transaction revenues.

Total expenses decreased $7.7 million, or 8.5%, from $90.7 million for the year ended December 31, 2005 to $83.0 million for the year ended December 31, 2006, primarily due to a decrease in compensation and benefits due to lower managing director compensation and benefits. The decrease was partly offset by higher brokerage, clearing and exchange expenses resulting from the increase in brokerage revenues, higher interest expense due to the interest payments for additional capital contributions combined with an increase in the average Prime rate, and higher occupancy and related office expenses associated with the opening of our offices in New York and Boston.

Net income decreased $0.5 million, or 13.6%, from $3.9 million for the year ended December 31, 2005, compared with $3.4 million for the year ended December 31, 2006.

Revenues

Investment Banking

Investment banking revenues decreased $18.8 million, or 30.0%, from $62.9 million for the year ended December 31, 2005 to $44.1 million for the year ended December 31, 2006, and decreased as a percentage of total revenues from 66.4% to 50.8%, respectively. The decrease in revenues was primarily due to lower levels of activity in our underwriting and strategic advisory businesses. In particular, we executed fewer mergers and acquisitions and underwriting transactions in our homebuilding and financial services industry groups during the year ended December 31, 2006 than for the year ended December 31, 2005 as a result of macroeconomic trends, such as rising interest rates and a slowdown in the housing market. As a percentage of investment banking revenues, homebuilding and financials services revenue fell from 31.2% and 31.1% for the year ended December 31, 2006 to 15% and 21.4%, for the year ended December 31, 2006. The decrease in the homebuilding and financial services activity was partially offset by an increase in underwriting and strategic advisory assignments in some of our other industry groups. During the year ended December 31, 2005, we participated in seven public equity underwritings in which we acted as a lead manager, for which generally higher fees are earned, raising total gross proceeds of $899.1 million. During the year ended December 31, 2006, we participated in five public equity underwritings in which we were a lead manager, raising total gross proceeds of $312.2 million. The decrease in the number of lead managed transactions along with the decrease in total gross proceeds raised directly affects underwriting fees earned. Investment banking revenues were also impacted by a decrease in our average mergers and acquisitions transaction size, which directly affect the size of fees paid to us, as fees are generally paid as a percentage of gross transaction size. This decrease was in part due to several large mergers and acquisitions transactions in the homebuilding industry during the year ended December 31, 2005, which resulted in larger than average advisory fees for that time period compared to the year ended December 31, 2006.

Brokerage Revenues

Brokerage revenues increased by $6.6 million, or 28.3%, from $23.5 million for the year ended December 31, 2005 to $30.2 million for the year ended December 31, 2006. This increase was a result of an increase in commissions, partially offset by an increase in net trading losses for the year ended December 31, 2005 compared to the year ended December 31, 2006. The increase in commissions resulted from increased trading activity with existing clients, and the addition of new institutional clients during the period. The increase in trading losses resulted from taking more frequent positions in greater amounts to facilitate customer trades, increased market making activities. Brokerage revenues increased as a percentage of total revenues, from 24.9% for the year ended December 31, 2005, to 34.8% for the year ended December 31, 2006.

Asset Management Fees

Asset management fees decreased $4.0 million, or 46.9%, from $8.5 million for the year ended December 31, 2005 to $4.5 million for the year ended December 31, 2006. This decrease was primarily due to lower management fees, which are earned as a percentage of assets under management, resulting from a decline in assets under management as well as lower incentive fees earned. Client assets under management decreased from $340.2 million at December 31, 2005, to $208.2 million at December 31, 2006. We believe that the decline was due to the fact that the returns generated by certain of our funds did not match those produced in prior periods and equaled neither our funds’ established benchmarks nor those of the broader market during 2005. In particular, the lower performance of Harvest Opportunity Partners II, our largest fund, resulted in redemptions of client assets. The lower performance of our funds in 2005 negatively impacted our incentive fees earned in the year ended December 31, 2006. We typically receive such fees as a percentage of an investment return in excess of a specified highwater mark. During 2006, the net assets and gains in several funds had to reach investors’ highwater marks in order for us to earn incentive fees on the performance of the funds. For the three months ended of December 31, 2006, most of our investors were at or above their respective highwater mark. As a percentage of total revenues, asset management fees decreased from 9.0% for the year ended December 31, 2005 to 5.2% for the same period in 2006.

Principal Transactions

Principal transaction revenues increased $6.3 million from a loss of $2.0 million for the year ended December 31, 2005 to a gain of $4.3 million for the year ended December 31, 2006. This increase was in part due to an increase in gains on equity investments in publicly-held securities of $1.7 million, from $0.1 million for the year ended December 31, 2005 to $1.8 million for the year ended December 31, 2006. The increase was also attributable to an increase in gains on investment partnerships of $3.2 million from a loss of $0.6 million for the year ended December 31, 2005 to a gain of $2.6 million for the year ended December 31, 2006. These gains were partially offset by unrealized losses in 2005 and 2006 of $1.5 million and $0.1 million, respectively, on warrant positions we had received from clients in certain investment banking assignments.

Interest, Dividends and Other

Interest, dividends and other increased $2.0 million, or 118.4%, from $1.7 million for the year ended December 31, 2005 to $3.7 million for the same period in 2006. The increase was attributable to increased interest rates and more actively managed cash, which returned higher yields.

Expenses

Compensation and Benefits

Compensation and benefits, which includes salaries and performance bonus compensation to our employees and managing directors, decreased $10.0 million, or 16.6%, from $60.1 million for the year ended December 31, 2005 to $50.1 million for the year ended December 31, 2006. This decrease reflects a decrease in the amount of employee and managing director bonuses mainly as a result of a decrease in investment banking revenues and asset management fees. The decrease was partially offset by an increase in salaries due to additional headcount, which increased from 169 employees at December 31, 2005 to 187 at December 31, 2006. As a percentage of revenues, compensation and benefits decreased from 63.5% of total revenues for the year ended December 31, 2005 to 57.8% for the same period in 2006.

Income Allocation and Accretion

Income allocation and accretion decreased $2.3 million, or 17.9%, from $13.0 million for the year ended December 31, 2005 to $10.7 million for the year ended December 31, 2006. This decrease is primarily due to lower income allocated to the Redeemable Class A member interests. Income allocation and accretion increased from 13.7% of total revenues for the year ended December 31, 2005 to 12.3% for the year ended December 31, 2006.

Administration

Administration expenses increased $0.7 million, or 21.6%, from $3.5 million for the year ended December 31, 2005 to $4.2 million for the year ended December 31, 2006. This increase was due primarily to additional hosted conference expenses associated with the addition of two new conferences in 2006 and an increase in the length of our annual research conference from two days in 2005 to three days in 2006. Administration expense increased from 3.7% of total revenues for the year ended December 31, 2005 to 4.8% for the year ended December 31, 2006.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees increased $1.0 million, or 30.4%, from $3.2 million for the year ended December 31, 2005 to $4.1 million for the year ended December 31, 2006. This increase was primarily due to an increase in trading activity in our sales and trading business as total shares traded increased 75.1% for the year ended December 31, 2005 to the year ended December 31, 2006. As a percentage of total revenues, our brokerage, clearing and exchange fees increased from 3.3% for the year ended December 31, 2005 to 4.8% for the year ended December 31, 2006.

Interest and Dividend Expense

Interest and dividend expense increased $0.8 million, or 80.7%, from $0.9 million for the year ended December 31, 2005 to $1.7 million for the year ended December 31, 2006. The increase was primarily due to an increase in net contributed capital of Redeemable Class A member interests entitled to interest payments, primarily as a result of contributions by new members, as well as an increase in the average Prime rate used to determine the interest payments. As a percentage of total revenues, interest and dividend expense increased from 1.0% for the year ended December 31, 2005 to 1.9% for the year ended December 31, 2006.

Other Expenses

Other expenses increased $2.1 million, or 21.1%, from $10.1 million for the year ended December 31, 2005 to $12.2 million for the year ended December 31, 2006. The increase in other expenses was due to increased travel and business development expenses related to increased headcount, especially in the travel intensive investment banking, sales and research departments. In addition, occupancy and related office expenses increased in 2006 due to the opening of new offices in New York and Boston. As a percentage of total revenues, our other expenses increased from 10.6% for the year ended December 31, 2005 to 14.0% for the year ended December 31, 2006.

Minority Interest

There was no minority interest for the year ended December 31, 2005 compared to a $0.4 million minority interest for the year ended December 31, 2006. This relates to the inception of JMP Realty Trust, which was incorporated in Delaware in May 2006 and initially funded in June 2006, and to the consolidation of the two funds, Harvest Consumer Partners and Harvest Technology Partners.

Liquidity and Capital Resources

A condensed table of cash flows for the years ended December 31, 2007, 2006 and 2005 is presented below. We have aggregated the Predecessor period from January 1, 2007 through May 15, 2007 and the Successor period from May 16, 2007 through December 31, 2007, without further adjustment, for purposes of comparison with the same periods in 2006. The supplemental aggregate disclosures and discussions are not in accordance with, or an alternative for, generally accepted accounting principles.

	For the Year Ended December 31, 2007
	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	Combined Predecessor/ Successor	For The Year Ended December 31, 2006	Change from 2006 to 2007
(in thousands)	Predecessor	Successor		Predecessor	$	%
Cash flows from operations	$(29,821)	$28,320	$(1,501)	$(12,718)	$11,217	88.2%
Cash flows from investing activities	(509)	(14,780)	(15,289)	1,472	(16,761)	-1138.7%
Cash flows from financing activities	8,020	55,506	63,526	1,850	61,676	3333.8%

Total cash flows	$(22,310)	$69,046	$46,736	$(9,396)	$56,132	597.4%

	For the Year Ended December 31,		Change from
	2006	2005	2005 to 2006
(in thousands)	Predecessor	Predecessor	$	%
Cash flows from operations	$(12,718)	$29,145	$(41,863)	-143.6%
Cash flows from investing activities	1,472	1,967	$(495)	-25.2%
Cash flows from financing activities	1,850	(5,196)	$7,046	135.6%

Total cash flows	$(9,396)	$25,916	$(35,312)	-136.3%

We have historically satisfied our capital and liquidity requirements primarily through member contributions from our managing directors and outside investors and internally generated cash from operations. On May 16, 2007, we completed our initial public offering of common stock, raising $73.1 million in net proceeds. The net proceeds of our initial public offering were used, in part, to make distributions in May 2007 to the Predecessor’s employee members, in the amount of $17.5 million. The Predecessor borrowed $14.5 million from our revolving note at City National Bank to cover a portion of the distribution. The $14.5 million note was subsequently repaid with proceeds from the initial public offering. We are using the remaining net proceeds for general corporate purposes, including supporting and expanding our existing business lines. Most of our operating cash flow is generated from our investment banking and brokerage revenues and is invested in cash and cash equivalents, marketable securities or other investments, and partnerships for which JMP Asset Management is the investment manager.

Our balance sheet is relatively liquid and unleveraged. As of December 31, 2007, we had liquid assets of $139.0 million, primarily consisting of cash and cash equivalents, marketable securities and other investments (mainly investments in funds managed by JMP Asset Management). Excluding the payment of the accrual for employee bonuses of $28.2 million as of December 31, 2007 (which were paid out in February 2008), liquid assets were $110.8 million. We have a $30.0 million revolving line of credit with City National Bank, which had no balance outstanding as of December 31, 2007. In the first quarter of 2008, we borrowed $4.5 million from our line of credit to fund our $4.5 million investment in common stock of NMTR.

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule. We use the basic method permitted by the Uniform Net Capital Rule to compute net capital, which generally requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of

$51.3 million and $33.9 million, which were $50.6 million and $33.4 million in excess of the required net capital of $0.7 million and $0.5 million at December 31, 2007 and 2006, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.22 to 1 and 0.10 to 1 at December 31, 2007 and 2006, respectively.

The timing of bonus compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees and managing directors are generally paid salaries semi-monthly during the year, bonus compensation payments, which make up a larger portion of total compensation, are generally paid once a year. Bonus compensation payments for a given year are generally paid in the first two months of the following year.

The Company had committed $10.3 million in capital to JMPRT in 2006, of which, as of December 31, 2007, all had been drawn. The Company had, as of December 31, 2007, an additional capital commitment of $0.4 million related to its investment in a private investment fund. During the month of February 2008, a capital call of $0.1 million was made on the Company’s remaining capital commitment of $0.4 million related to its investment in a private investment fund. After the capital call, the remaining capital commitment was $0.3 million.

The Company intends to declare quarterly cash dividends on all outstanding shares of common stock. We do not plan to pay dividends on unvested shares of restricted stock. On August 7, 2007, the Company’s board of directors declared a cash dividend of $0.025 per share of common stock for the second quarter of 2007 which was paid on August 30, 2007 to common shareholders of record on August 23, 2007. This amount represents a prorated quarterly dividend for the period from the Company’s initial public offering on May 16, 2007 through June 30, 2007, based upon a quarterly dividend rate of $0.05 per share. On November 6, 2007, the Company’s board of directors declared a cash dividend of $0.05 per share of common stock for the third quarter of 2007 which was paid on December 14, 2007 to common shareholders of record on November 30, 2007. On March 10, 2008, the Company’s board of directors declared a cash dividend of $0.05 per share of common stock for the fourth quarter of 2007 to be paid on April 11, 2008 to common shareholders of record on March 28, 2008.

On January 22, 2008, Opportunity Acquisition Corp. filed an S-1 registration statement with the SEC in connection with an initial public offering of 15.0 million units. Each unit will be offered at a price of $10.00 per unit and will consist of one share of common stock and one warrant. Opportunity Acquisition Corp. is a special purpose acquisition corporation, or “SPAC,” formed for the purpose of acquiring one or more businesses through a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination. The Company is the sponsor of the SPAC. The Company and certain individuals affiliated with the Company collectively own 4.3 million units of Opportunity Acquisition Corp. as of January 22, 2008. In addition, the Company has agreed to purchase from Opportunity Acquisition Corp. warrants for an aggregate purchase price of $4.0 million in a private placement to be completed immediately prior to the completion of the initial public offering, which we anticipate to be in the second quarter of 2008.

On January 18, 2008, the Company and certain affiliated entities completed the acquisition of 1.0 million shares of Series A Cumulative Redeemable Convertible preferred stock of New York Mortgage Trust, Inc. (“NMTR”), a publicly traded real estate investment trust engaged in the investment management of mortgage-backed securities and high credit quality residential adjustable rate mortgage loans, at a price per share of $20.00 for a total of $20.0 million. The investment was comprised of $5.0 million by JMP Group Inc., $5.0 million by certain funds managed by JMPAM, and $10.0 million from our REIT. We also, with our affiliates, hold an option to acquire an additional $20.0 million of such convertible preferred security on the same terms by April 4, 2008. In addition, we have entered into an advisory agreement between JMPAM and NMTR to manage certain non-agency assets.

In February 2008, the Company purchased NMTR common stock for an aggregate amount of $4.5 million in a $60.0 million private investment in public equity (“PIPE”) transaction executed by NMTR.

On March 10, 2008, the Company’s board of directors authorized the buyback of an additional 2.0 million shares during the next eighteen months, depending on market conditions.

Because of the nature of our investment banking and sales and trading businesses, liquidity is important to us. Accordingly, we regularly monitor our liquidity position, including our cash and net capital positions. We believe that our available liquidity and current level of equity capital, combined with the net proceeds to us from the initial public offering and funds anticipated to be provided by our operating activities, will be adequate to meet our liquidity and regulatory capital requirements for the next twelve months.

Cash Flows for the Year Ended December 31, 2007

Cash increased by $46.7 million during the year ended December 31, 2007, primarily as a result of cash provided by financing activities.

Our operating activities used $1.5 million of cash from the combined net loss of $105.2 million, adjusted for the cash provided by the change in operating assets and liabilities of $96.1 million and by non-cash revenue and expense items of $7.6 million. The increase in operating assets and liabilities was primarily due to the increase of Redeemable Class A member interests in connection with our initial public offering, as well as the payout of 2006 year-end bonuses in the first half of 2007.

Our investing activities used $15.3 million, which consisted mostly of $13.0 million of net purchases of other investments, including $9.5 million invested in quasi-government agency securities.

Our financing activities provided $63.5 million of cash primarily due to the net proceeds from our initial public offering.

Cash Flows for the Year Ended December 31, 2006

Cash decreased by $9.4 million for the year ended December 31, 2006, primarily as a result of cash used in operating activities.

Our operating activities used $12.7 million of cash from net income of $3.4 million, adjusted for the cash used in the change in operating assets and liabilities of $15.4 million and by non-cash revenue and expense items of $0.7 million. The decrease in operating assets and liabilities was primarily due to an increase in marketable securities as a result of establishing a new investment account to more actively invest our excess cash and an increase in restricted cash proceeds from short sales related to the new investment account.

Our investing activities provided $1.5 million of cash primarily due to net sale of other investments.

Our financing activities provided $1.9 million in cash primarily as a result of contributions from minority interest members in connection with the formation of JMP Realty Trust, partially offset by distributions to our common members.

Cash Flows for the Year Ended December 31, 2005

Cash increased $25.9 million in the year ended December 31, 2005, primarily due to positive operating cash flows.

Our operating activities provided $29.1 million of cash from net income of $3.9 million, adjusted for the cash provided from the change in operating assets and liabilities of $20.6 million and by non-cash revenue and expense items of $4.6 million. The increase in cash from operating assets and liabilities was primarily attributable to a $9.3 million decrease in marketable securities due to the liquidation of the investment account based on a change in market outlook at the end of 2004 and a $5.6 million increase in Redeemable Class A member interests.

Our investing activities provided $2.0 million of cash primarily due to sales of investments partially offset by purchases of investments and purchases of fixed assets.

Our financing activities used $5.2 million of cash due to the full repayment of our outstanding credit facility and distributions to our common members.

Contractual Obligations

The following table provides a summary of our contractual obligations as of December 31, 2007:

Payments Due by Period: (in thousands)	Total	2008	2009	2010	2011	2012
Operating lease obligations	$8,121	$1,995	$2,250	$2,250	$1,626	$—
Other contractual obligations (1)	—	—	—	—	—	—

Total payments	$8,121	$1,995	$2,250	$2,250	$1,626	$—

(1)	Excludes a capital commitment of $0.4 million related to a private investment fund as of December 31, 2007.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2007. However, as described below under “Qualitative and Quantitative Disclosures About Market Risk—Credit Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Using the foregoing criteria, we consider the following to be our critical accounting policies:

Valuation of Financial Instruments

Substantially all of our financial instruments are recorded at fair value or contract amounts that approximate fair value. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. “Marketable securities owned,” “other investments” including warrant positions and investments in partnerships in which JMP Asset Management is the general partner and “Marketable securities sold, but not yet purchased”, are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item “principal transactions” in our Consolidated Statements of Net (Loss) Income.

As of December 31, 2007, the total of our financial instruments recorded at fair value, or contract amounts that approximate fair value, was $62.7 million. Fair values for these instruments were determined using either: 1) Quoted market prices or broker or dealer price quotations, which involve no subjective judgment on the part of management, 2) the Black-Scholes options valuation model, or 3) for Other Investments, the fair values of the underlying investments which are determined by third party general partners. Accordingly, we do not exercise discretion in determining the fair value of our other investments. Because many of the securities in the portfolios of these funds may trade infrequently or are non-marketable securities and, therefore, do not have readily determinable fair values, the third party general partner estimates the fair value of these securities using various pricing models and the information available. Among the factors that they consider in determining the fair value of the underlying financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield and other factors generally pertinent to the valuation of financial instruments. Management evaluates and reviews the third party general partner estimates.

The following tables summarize our marketable securities and other investments, as presented in our Consolidated Statements of Financial Condition, by valuation methodology as of December 31, 2007:

		Marketable Securities Sold, But Not Yet Purchased, at Market Value (2)	Other Investments (3)					Total Marketable Securities and Other Investments
(in thousands)	Marketable Securities Owned, at Market Value (1)		General Partner in Hedge Funds	General Partner in Fund of Funds	Limited Partner in Private Equity Fund	Warrants	Total Other Investments
Fair values based on:
Quoted market prices	$24,221	$10,954	$20,513	$—	$—	$—	$20,513	$55,688
Black Scholes options valuation						301	301	301
Valuation determined by third party general partners				4,461	2,283		6,744	6,744

Totals	$24,221	$10,954	$20,513	$4,461	$2,283	$301	$27,558	$62,733

Fair values based on:
Quoted market prices	100.0%	100.0%	74.4%				74.4%	88.8%
Black Scholes options valuation						1.1%	1.1%	0.5%
Valuation determined by third party general partners				16.2%	8.3%		24.5%	10.7%

Totals	100.0%	100.0%	74.4%	16.2%	8.3%	1.1%	100.0%	100.0%

(1)	Marketable securities owned consist mainly of U.S. listed and OTC equity securities, as well as quasi-government agency securities.
(2)	Marketable securities sold, but not yet purchased consist mainly of U.S. listed and OTC equity securities.
(3)	Other investments consist of general partnership interests in funds and funds of hedge funds managed by JMP Asset Management, limited partnership interests in private investment funds managed by third parties that invest in predominately private securities and warrants in public and private common stock.

Asset Management Investment Partnerships

Investments in partnerships include our general partnership interests in investment partnerships. Such investments are held by our asset management subsidiary and are accounted for under the equity method based on our proportionate share of the earnings (or losses) of the investment partnership. In accordance with the AICPA Audit and Accounting Guide for investment companies, these interests are carried at estimated fair value based on our capital accounts in the underlying partnerships. The net assets of the investment partnerships consist primarily of investments in marketable and non-marketable securities. The underlying investments held by such partnerships are valued based on quoted market prices or estimated fair value if there is no public market. Such estimates of fair value of the partnerships’ non-marketable investments are ultimately determined by our affiliate in its capacity as general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Adjustments to carrying value are made, if required by GAAP, if there are third-party transactions evidencing a change in value. Downward adjustments are also made, in the absence of third-party transactions, if the general partner determines that the expected realizable value of the investment is less than the carrying value.

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

Income Taxes

The Successor, JMP Group Inc., accounts for income taxes in accordance with Statement of Financial Standards No. 109, Accounting for Income Taxes, (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets and liabilities based upon the temporary differences between the financial reporting and tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce the deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Predecessor, JMP Group LLC, was a limited liability company and was treated as a partnership for federal and state income tax purposes. Therefore, the Predecessor was not subject to federal and state income taxes, and accordingly, did not provide for the federal and state income taxes in the financial statements, but it was liable for state and local unincorporated business tax or franchise tax.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken on a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on May 16, 2007, the date the Company became subject to federal and state income taxes. Its adoption did not have a material impact on the Company’s financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $14.8 million as of December 31, 2007. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $11.0 million as of December 31, 2007. The net potential loss in fair value for our marketable equity securities portfolio as of December 31, 2007, using a hypothetical 10% decline in prices, is estimated to be approximately $0.4 million. In addition, as of December 31, 2007, we have invested $38.1 million of our own capital in our funds, which are invested primarily in publicly traded equity securities. The net potential loss in fair value for our investments at December 31, 2007, using a hypothetical 10% decline in the funds’ investment portfolios, is estimated to be approximately $3.8 million.

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

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

JMP Group Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of net (loss) income, changes in shareholders’ and members’ equity and cash flows present fairly, in all material respects, the financial position of JMP Group Inc. and its subsidiaries at December 31, 2007 (Successor) and December 31, 2006 (Predecessor) and the results of their operations and their cash flows for the period from May 16, 2007 to December 31, 2007, the period from January 1, 2007 to May 15, 2007 and for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, CA

March 10, 2008

JMP Group Inc.

Consolidated Statements of Financial Condition

	December 31, 2007	December 31, 2006
	Successor	Predecessor
Assets
Cash and cash equivalents	$99,127,043	$52,328,804
Restricted cash and deposits (includes cash on deposit with clearing broker of $255,336 at December 31, 2007 and December 31, 2006)	12,038,511	8,894,303
Receivable from clearing broker	1,475,626	1,519,623
Investment banking fees receivable, net of allowance for doubtful accounts of $156,004 at December 31, 2007 and $294,905 at December 31, 2006	5,848,754	7,962,260
Marketable securities owned, at market value	24,220,761	11,949,187
Other investments	27,557,542	15,244,523
Loan receivable	1,177,763	—
Fixed assets, net	1,857,444	2,625,402
Deferred tax assets	2,626,227	—
Other assets	8,781,592	3,174,901

Total assets	$184,711,263	$103,699,003

Liabilities and Shareholders’ and Members’ Equity
Liabilities
Marketable securities sold, but not yet purchased, at market value	$10,954,013	$7,480,889
Securities sold under agreements to repurchase	9,135,000	—
Accrued compensation	28,154,889	26,446,917
Other liabilities	6,261,842	4,366,157
Redeemable Class A member interests	—	12,913,769

Total liabilities	54,505,744	51,207,732

Minority interest	14,604,692	5,739,459

Commitments and contingencies
Shareholders’ and Members’ Equity
Class A common interests	—	11,861,848
Class B common interests	—	31,650,177
Common stock, $0.001 par value, 100,000,000 shares authorized and 20,626,480 outstanding at December 31, 2007	20,627	—
Additional paid-in capital	121,001,922	268,635
Treasury stock (at cost, 1,418,061 shares at December 31, 2007 and -0- shares at December 31, 2006)	(10,882,800)	—
Retained earnings	5,461,078	2,971,152

Total shareholders’ and members’ equity	115,600,827	46,751,812

Total liabilities and shareholders’ and members’ equity	$184,711,263	$103,699,003

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Net (Loss) Income

	Year Ended December 31, 2007
	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	Year Ended December 31,
			2006	2005
	Predecessor	Successor	Predecessor	Predecessor
Revenues
Investment banking	$16,054,815	$33,221,615	$44,059,972	$62,880,033
Brokerage	12,986,710	21,835,349	30,185,278	23,536,105
Asset management fees	1,218,467	3,829,996	4,530,580	8,537,904
Principal transactions	541,251	2,404,351	4,288,324	(2,005,842)
Interest and dividends	1,244,663	3,668,040	3,368,647	1,379,028
Other income	326,105	533,768	373,058	333,911

Total revenues	32,372,011	65,493,119	86,805,859	94,661,139
Expenses
Compensation and benefits	18,393,339	45,617,518	50,136,224	60,144,836
Income allocation and accretion—Redeemable Class A member interests	117,418,274	—	10,663,934	12,983,213
Administration	1,770,553	3,371,302	4,204,283	3,458,468
Brokerage, clearing and exchange fees	1,689,174	3,365,797	4,132,874	3,169,779
Travel and business development	1,197,440	1,930,058	4,027,947	3,252,607
Communications and technology	1,389,647	2,474,681	3,372,337	2,642,983
Occupancy	699,774	1,184,173	1,845,005	1,290,814
Professional fees	375,969	2,054,182	1,011,291	1,293,700
Depreciation	525,734	688,490	1,486,401	1,500,061
Interest and dividend expense	683,114	372,110	1,685,814	932,928
Other	(241,082)	184,682	424,504	69,416

Total expenses	143,901,936	61,242,993	82,990,614	90,738,805

(Loss) Income before income tax benefit and minority interest	(111,529,925)	4,250,126	3,815,245	3,922,334
Income tax benefit	—	(2,536,614)	—	—
Minority interest	167,388	246,930	427,598	—

Net (Loss) Income	$(111,697,313)	$6,539,810	$3,387,647	$3,922,334

Net income per common share:
Basic		$0.30
Diluted		$0.30
Dividends declared and paid per common share		$0.075
Weighted average common shares outstanding:
Basic		21,829,544
Diluted		21,916,158
Net (Loss) income per unit—Class A common interests:
Basic	$(23.84)		$0.91	$1.04
Diluted	$(23.84)		$0.89	$1.04
Weighted average units outstanding—Class A common interests:
Basic	2,384,881		1,434,968	1,473,874
Diluted	2,384,881		1,468,117	1,473,874
Net (Loss) income per unit—Class B common interests:
Basic	$(23.84)		$0.91	$1.04
Diluted	$(23.84)		$0.89	$1.04
Weighted average units outstanding—Class B common interests:
Basic	2,300,000		2,300,000	2,300,000
Diluted	2,300,000		2,353,132	2,300,000

Pro Forma Statement of Income Information—C-Corp. (Unaudited)

January 1, 2007 through May 15, 2007
Predecessor
Total revenues	$32,372,011
Pro forma total expenses	25,939,081

Pro forma income before income tax and minority interest	6,432,930
Pro forma taxes (42% assumed tax rate)	2,701,831
Minority interest	167,388

Pro forma net income	$3,563,711

Pro forma net income per common share:
Basic	$0.24
Diluted	$0.24
Pro forma weighted shares of common stock outstanding:
Basic	14,800,035
Diluted	14,905,435

See accompanying notes to consolidated financial statements.

JMP GROUP INC.

Consolidated Statements of Changes in Shareholders’ and Members’ Equity

	Members’ Equity
	Class A Common Interests	Class B Common Interests	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Total Equity
Predecessor:
Balance, December 31, 2004	$11,861,848	$31,650,177	$88,500	$1,818,888	$45,419,413
Net income	—	—	—	3,922,334	3,922,334
Additional paid-in capital—stock options	—	—	2,227	—	2,227
Distributions paid to Class A and Class B common interests	—	—	—	(2,696,355)	(2,696,355)
Balance, December 31, 2005	11,861,848	31,650,177	90,727	3,044,867	46,647,619
Net income	—	—	—	3,387,647	3,387,647
Additional paid-in capital—stock options	—	—	177,908	—	177,908
Distributions paid to Class A and Class B common interests	—	—	—	(3,461,362)	(3,461,362)
Balance, December 31, 2006	11,861,848	31,650,177	268,635	2,971,152	46,751,812
Predecessor activity from January 1, 2007 through May 15, 2007:
Net loss	—	—	—	(111,697,313)	(111,697,313)
Additional paid-in capital—stock-based compensation	—	—	816,248	—	816,248
Contributions of Class A common members	401,172	—	—	—	401,172
Redeemable Class A member interests—liability to equity exchange	111,209,527	—	—	—	111,209,527
Distributions paid to Class A and Class B common interests	—	—	—	(6,679,874)	(6,679,874)

Balance, May 15, 2007 (Predecessor)	$123,472,547	$31,650,177	$1,084,883	$(115,406,035)	$40,801,572

	Shareholders’ Equity
	Common Stock		Common Treasury Stock		Additional Paid-In Capital	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Successor:
Balance, May 16, 2007	1,012,999	$1,013	—	$—	$14,227,555	$560,064	$14,788,632
Successor activity from May 16, 2007 through December 31, 2007:
Net income	—	—	—	—	—	6,539,810	6,539,810
Additional paid-in capital—stock-based compensation	44,642	45	—	—	7,453,841	—	7,453,886
Issuance of common stock for membership interests	13,787,036	13,787	—	—	26,225,681	—	26,239,468
Net proceeds from issuance of common stock in initial public offering	7,199,864	7,200	—	—	73,094,845	—	73,102,045
Cash dividends paid to shareholders	—	—	—	—	—	(1,638,796)	(1,638,796)
Purchases of shares of common stock for treasury	(1,418,061)	(1,418)	1,418,061	(10,882,800)	—	—	(10,884,218)

Balance, December 31, 2007 (Successor)	20,626,480	$20,627	1,418,061	$(10,882,800)	$121,001,922	$5,461,078	$115,600,827

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2007
	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	Year Ended December 31,
			2006	2005
	Predecessor	Successor	Predecessor	Predecessor
Cash flows from operating activities:
Net (loss) income	$(111,697,313)	$6,539,810	$3,387,647	$3,922,334
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	(241,079)	111,368	324,504	69,416
Change in fair value of other investments	(657,130)	811,183	(3,240,870)	3,019,905
Depreciation and amortization of fixed assets	525,734	688,490	1,486,401	1,500,061
Write-off of fixed assets	—	—	132,359	—
Minority interest	167,388	246,930	427,598	—
Stock-based compensation expense	816,249	7,453,886	177,908	2,227
Deferred income tax benefit	—	(2,536,614)	—	—
Net change in operating assets and liabilities:
Decrease (increase) in receivables	1,421,098	1,711,500	(4,234,948)	3,436,034
(Increase) decrease in marketable securities	(3,953,001)	(8,318,572)	(8,659,541)	9,246,619
Decrease (increase) in restricted cash, deposits and other assets	(1,271,797)	(8,284,908)	(8,451,222)	746,797
Increase in marketable securities sold, but not yet purchased	1,561,160	1,911,964	7,375,349	105,540
Increase in securities sold under agreements to repurchase	—	9,135,000	—	—
(Decrease) increase in accrued compensation and other liabilities	(15,189,481)	18,849,944	(2,840,126)	1,476,849
Increase (decrease) in Redeemable Class A member interests	98,696,930	—	1,379,016	5,619,852

Net cash (used in) provided by operating activities	(29,821,242)	28,319,981	(12,717,925)	29,145,634

Cash flows from investing activities:
Purchases of fixed assets	(60,416)	(385,850)	(321,970)	(1,816,117)
Purchases of other investments	(700,000)	(12,288,858)	(2,374,055)	(7,176,000)
Sales of other investments	251,696	270,084	4,167,584	10,959,231
Funding of loan receivable	—	(3,000,000)	(3,000,000)	(3,000,000)
Repayment of loan receivable	—	625,000	3,000,000	3,000,000

Net cash (used in) provided by investing activities	(508,720)	(14,779,624)	1,471,559	1,967,114

Cash flows from financing activities:
Increase (decrease) in notes payable	14,500,000	(14,500,000)	—	(2,500,000)
Proceeds from initial public offering, net of expenses	—	73,102,045	—	—
Distributions paid to Class A and Class B common interests	(6,679,874)	—	(3,461,362)	(2,696,355)
Capital contributions of minority interest shareholders	200,000	9,583,014	5,452,000	—
Cash dividends paid to shareholders	—	(1,638,796)	—	—
Purchases of shares of common stock for treasury	—	(10,884,218)	—
Dividends paid to minority interest shareholders	—	(155,660)	(140,140)	—

Net cash provided by (used in) financing activities	8,020,126	55,506,385	1,850,498	(5,196,355)

Net (decrease) increase in cash and cash equivalents	(22,309,836)	69,046,742	(9,395,868)	25,916,393
Cash and cash equivalents, beginning of period	52,328,804	30,080,301	61,724,672	35,808,279

Cash and cash equivalents, end of period	$30,018,968	$99,127,043	$52,328,804	$61,724,672

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,033,937	$173,788	$1,403,652	$885,464
Cash paid during the period for income taxes	$—	$380,821	$—	$—
Non-cash financing activities:
Issuance of Class A common interests	$401,172	$—	$—	$—
Issuance of JMPRT common stock	$20,800	$—	$—	$—
Dividends distributed by JMPRT to minority interest shareholders in the form of participation interest	$—	$1,197,238	$—	$—

See accompanying notes to consolidated financial statements

JMP GROUP INC.

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

1. Organization and Description of Business

JMP Group Inc., together with its subsidiaries (collectively, the “Company” or “Successor”), is an independent investment banking and asset management firm headquartered in San Francisco. The Company conducts its brokerage business through its wholly-owned subsidiary, JMP Securities LLC (“JMP Securities”), and its asset management business through its wholly-owned subsidiary, JMP Asset Management LLC (“JMPAM”). JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to, customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. JMPAM is a registered investment advisor under the Investment Advisers Act of 1940 and provides investment management services for sophisticated investors in investment partnerships managed by JMPAM.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements and accompanying notes present the consolidated financial condition of the Successor as of December 31, 2007, and of the Predecessor as of December 31, 2006. Consolidated results of operations and cash flows are presented for the Predecessor for the years ended December 31, 2006 and 2005, and the period from January 1, 2007 through May 15, 2007 (pre-Reorganization), and for the Successor for the period from May 16, 2007 through December 31, 2007 (post-Reorganization). The Reorganization resulted in a combination of the Predecessor (JMP Group LLC) and JMP Holdings (now JMP Group Inc.), whose financial statements had not been combined with those of the Predecessor prior to May 16, 2007 for reporting purposes. Therefore, the Successor’s consolidated financial statements as of May 16, 2007 include the accounts of both JMP Group LLC and JMP Group Inc. The consolidated accounts of the Successor and the Predecessor both include the wholly-owned subsidiaries, JMP Securities and JMPAM, and the partially-owned subsidiaries, JMP Realty Trust (“JMPRT”), Harvest Consumer Partners (“HCP”) and Harvest Technology Partners (“HTP”). All material intercompany accounts and transactions have been eliminated in consolidation.

Minority interest relates to the interest of third parties in JMPRT and in the two asset management funds HCP and HTP.

JMPRT is a real estate investment trust that was formed in June 2006. As of December 31, 2007, the Company owned 49.5% of JMPRT and certain employees owned 20.1%. JMPRT is managed by JMPAM. Because of its current ownership and management position, the Company consolidates JMPRT and records minority interest.

JMPAM is the general partner of HTP and HCP, each of which commenced operations during 2006. As of December 31, 2007, the Company and its affiliates, officers, and immediate family members provided 92.0% and 94.4%, respectively, of the invested capital in these funds. Due to this ownership and resulting control by the Company and related parties, the Company consolidates the two funds in the Company’s financial statements and records minority interest. HTP and HCP account for their investments at fair value, which is consistent with the Company’s accounting policies for “Marketable securities owned, at market value” and “Marketable securities sold, but not yet purchased, at market value.” The base management fees and incentive fees earned by HTP and HCP are eliminated in consolidation.

In addition to HTP and HCP, JMPAM currently manages several other asset management limited partnerships and is a general partner of each. The partnership agreements for these asset management funds provide for the right of the limited partners to remove the general partners by a simple majority of the unaffiliated limited partners. This right satisfies all of the criteria enumerated in paragraph 7.b. of Emerging Issues Task Force Issue No. 04-5 (“EITF 04-5”), Determining whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, because the right is not subject to: (i) conditions that make it unlikely it will be exercisable; (ii) financial penalties or significant operational barriers to dissolution or liquidation of the funds; (iii) the absence of an adequate number of qualified replacement general partners; (iv) the absence of an explicit, reasonable mechanism by which the limited partners can call for and conduct a vote to exercise the right; and (v) the inability to obtain information necessary to exercise the right. As a result, consolidation of these asset management funds is not required pursuant to EITF 04-5.

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

Principal transactions revenues

Principal transactions revenues include realized and unrealized net gains and losses resulting from our principal investments in equity securities for the Company’s account and in equity-linked warrants received from certain investment banking assignments, as well as limited partner investments in private funds managed by third parties. Principal transactions revenue also includes earnings (or losses) attributable to investment partnership interests held by our asset management subsidiary, JMPAM, which are accounted for using the equity method of accounting.

The Company’s principal transactions revenue for these categories for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Year Ended December 31, 2007		Year Ended December 31,
	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	2006	2005
	Predecessor	Successor	Predecessor	Predecessor
Equity and other securities	$(135,301)	$659,496	$2,163,542	$62,809
Warrants and other investments	11,904	(25,009)	(95,754)	(1,478,046)
Investment partnerships	664,648	1,769,864	2,220,536	(590,605)

Total principal transactions revenues	$541,251	$2,404,351	$4,288,324	$(2,005,842)

Asset management fees

Asset management fees consist of base management fees and incentive fees. The Company recognizes base management fees on a monthly basis over the period in which the investment services are performed. Base management fees earned by the Company are generally based on the fair value of assets under management and the fee schedule for each fund and account. Base management fees are calculated at the investor level using their quarter-beginning capital balance adjusted for any contributions or withdrawals. Since base management fees are based on assets under management, significant changes in the fair value of these assets will have an impact on the fees earned by the Company in future periods. The Company also earns incentive fees that are based upon the performance of investment funds and accounts. Such fees are either a specified percentage of the total investment return of a fund or account or a percentage of the excess of an investment return over a specified highwater mark or hurdle rate over a defined performance period. For most funds, the highwater mark is calculated using the greatest value of a partner’s capital account as of the end of any performance period, adjusted for contributions and withdrawals. Incentive fees are recognized as revenue at the end of the specified performance period. The performance period used to determine the incentive fee is quarterly for the hedge funds and JMP Realty Trust, and annually for the funds of hedge funds managed by JMPAM. The incentive fees are not subject to any contingent repayments to investors or any other clawback arrangements.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities or remaining maturities upon purchase of three months or less to be cash equivalents.

Restricted Cash and Deposits

Restricted cash consists of proceeds from short sales deposited with brokers that cannot be removed unless the securities are delivered. Deposits consist of cash on deposit for operating leases as well as cash on deposit with JMP Securities’ clearing broker. At each of December 31, 2007 and 2006, the Company had $255,336 of cash on deposit with JMP Securities’ clearing broker.

Receivable from Clearing Broker

The Company clears customer transactions through another broker-dealer on a fully disclosed basis. At December 31, 2007 and 2006, the receivable from clearing broker consisted solely of commissions related to securities transactions.

Investment Banking Fees Receivable

Investment banking fees receivable include receivables relating to the Company’s investment banking or advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements are accounted for as collateralized financing transactions. The liabilities that result from these agreements are recorded in the consolidated statements of financial condition at the amounts at which the securities were sold. The Company pledged owned quasi-government agency securities as collateral, which is valued daily, and the Company may be required to deposit additional collateral. Interest expense is recorded on an accrual basis and is recorded in the Consolidated Statements of Net (Loss) Income.

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

Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments are recorded at fair value or contractual amounts that approximate fair value. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidating sale. Securities owned, other investments and securities sold, not yet purchased, are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the accompanying Consolidated Statements of Net (Loss) Income.

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

Loan Receivable

Loan receivable consists of a loan made by JMPRT to a client as part of its normal business operations. The loan is collateralized by real estate related assets, and bears interest at the rate of 20% per annum, payable monthly in arrears. The principal of the loan was due and payable on December 1, 2007, but was extended until September 2008 for an additional fee at the borrower’s option and in connection with a partial repayment. On September 25, 2007, the board of directors of JMPRT declared a distribution payable to its shareholders in the form of participation interests in the fair market value of the loan receivable. The distribution was made in October 2007.

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

Income Taxes

The Successor, JMP Group Inc., accounts for income taxes in accordance with Statement of Financial Standards No. 109, Accounting for Income Taxes, (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets and liabilities based upon the temporary differences between the financial reporting and tax bases of its assets and liabilities. Valuation allowances are established when necessary to reduce the deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Predecessor, JMP Group LLC, was a limited liability company and was treated as a partnership for federal and state income tax purposes. Therefore, the Predecessor was not subject to federal and state income taxes, and accordingly, did not provide for the federal and state income taxes in the financial statements, but it was liable for state and local unincorporated business tax or franchise tax.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken on a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on May 16, 2007, the date the Company became subject to federal and state income taxes. Its adoption did not have a material impact on the Company’s financial condition or results of operations.

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

Pro Forma Statement of Income Information—C-Corp. (Unaudited)

The historical results of operations for periods prior to May 16, 2007, the date of the Reorganization, are not comparable to results of operations for subsequent periods. Accordingly, management believes that the inclusion of pro forma financial information is useful to compare the results of the Company prior and subsequent to the Reorganization, as though the Company had operated as a C-corporation for the period from Jan 1, 2007 to May 15, 2007. The pro forma financial information is not intended to represent, and should not be considered more meaningful than, or as an alternative to, measures determined in accordance with GAAP.

Reclassification

Certain balances from prior years have been reclassified in order to conform to the current year presentation. The reclassifications had no impact on the Company’s financial position, net (loss) income or cash flows.

3. Recent Accounting Pronouncements

SFAS No. 157, Fair Value Measurements (“SFAS 157”)—In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, which will become effective for the Company on January 1, 2008. This standard establishes a consistent framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”) and expands disclosures with respect to fair value measurements. The Company will conform to SFAS 157 on January 1, 2008. The Company is currently evaluating SFAS 157 and has not yet determined the potential impact on the results of operations or financial condition.

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

SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). In December 2007 the FASB issued SFAS 141(R), which requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 1, 2009. The Company is currently evaluating SFAS 141(R) and has not yet determined the potential impact on the results of operations or financial condition.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). In December 2007 the FASB issued SFAS 160, which requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 applies prospectively as of December 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The Company is currently evaluating SFAS 160 and has not yet determined the potential impact on the results of operations or financial condition.

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

The cost and market values of marketable securities owned and proceeds of securities sold, but not yet purchased are as follows at December 31, 2007 and 2006:

	December 31, 2007				December 31, 2006
	Cost		Market		Cost		Market
	Owned	Sold, But Not Yet Purchased	Owned	Sold, But Not Yet Purchased	Owned	Sold, But Not Yet Purchased	Owned	Sold, But Not Yet Purchased
Equity securities	$14,478,910	$12,294,909	$14,765,731	$10,954,013	$11,592,593	$7,193,997	$11,949,187	$7,480,889
Quasi-government agency securities	9,525,123	—	9,455,030	—	—	—	—	—

Total securities owned and securities sold, but not yet purchased	$24,004,033	$12,294,909	$24,220,761	$10,954,013	$11,592,593	$7,193,997	$11,949,187	$7,480,889

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

The carrying values of other investments are as follows at December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
General Partner Investment in Hedge Funds	$20,513,486	$11,785,581
General Partner Investment in Fund of Funds	4,460,971	583,143

Total of General Partner Investment in Funds	24,974,457	12,368,724
Limited Partner Investment in Private Equity Fund	2,282,582	2,384,074
Warrants	300,503	491,725

Total	$27,557,542	$15,244,523

5. Fixed Assets

At December 31, 2007 and 2006, fixed assets consisted of the following:

	December 31, 2007	December 31, 2006
	Successor	Predecessor
Furniture and fixtures	$1,314,278	$1,247,728
Computer and office equipment	2,994,005	2,664,425
Leasehold improvements	2,320,338	2,268,978
Software	479,931	438,931
Less: accumulated depreciation	(5,251,108)	(3,994,660)

Total fixed assets, net	$1,857,444	$2,625,402

Depreciation expense for the year ended December 31, 2007 was $525,734 for the period of January 1, 2007 through May 15, 2007, and $688,490 for the period of May 16, 2007 through December 31, 2007. Depreciation expense for the years ended December 31, 2006 and 2005 totaled $1,486,401 and $1,500,061, respectively.

6. Subordinated Borrowings

The Broker-Dealer had a revolving subordinated loan agreement with the clearing broker for $3 million that matured annually and bore interest at the prime rate plus 2%. This agreement was terminated in July 2006.

7. Note Payable

On August 3, 2006, the Predecessor entered into a revolving note with City National Bank for up to $30.0 million, replacing a prior $10.0 million annual revolving note. Each draw bears interest at the prime rate less 1.25% annually or at LIBOR plus 1.25% annually, at the election of the Company, and the note expires on June 30, 2008. The Company paid a closing fee of $75,000 and pays an annual unused commitment fee of 0.25% payable quarterly in arrears. The Company has the option to extend the term of the revolving note by one year or to convert the outstanding balance to a three-year term loan. There are no periodic principal payments required for this facility until maturity. This facility is collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and JMPAM. There was no outstanding note balance at December 31, 2007.

8. Redeemable Class A Member Interests

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

Redeemable Class A member interests were accounted for as stock-based compensation under SFAS 123 until December 31, 2005 and under SFAS 123R thereafter. Each holder of Redeemable Class A member interests was a party to the Operating Agreement, which provided that an employee member could elect to redeem all, but not less than all, of their Redeemable Class A member interests without the Predecessor’s consent in connection with such person’s resignation from the Predecessor. Because the redemption feature permitted the employee to avoid bearing the risks and rewards normally associated with equity share ownership for a reasonable period of time and gave the Predecessor no discretion to avoid transferring its cash or assets to the employee if the employee elected redemption, the Redeemable Class A member interests were classified as a liability by the Predecessor. The liability amount for the Redeemable Class A member interests was measured at each balance sheet date based on the redemption amounts for the Class A member interests. The redemption amount for an employee member was the amount the Predecessor was required to pay to an employee member upon resignation to redeem all his Redeemable Class A member interests as provided by the Operating Agreement. Management determined that member interests would be redeemed at an amount equal to the capital account of such employee member as maintained by the Predecessor. The pro rata share of the Predecessor’s income allocated to Redeemable Class A member interests and any additional changes in the redemption amount of Redeemable Class A member interests were recorded as “Income allocation and accretion—Redeemable Class A member interests” in the Predecessor’s Consolidated Statements of Net (Loss) Income.

The following table summarizes the activity for the Redeemable Class A member interests for the period from January 1 through May 15, 2007 and for the year ended December 31, 2006:

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

•

The Predecessor recorded a one-time non-cash expense as a component of “Income allocation and accretion—Redeemable Class A member interests” equal to $112.9 million, which represented the difference between (a) the equity amount recorded for the shares of common stock issued in exchange for the Redeemable Class A member interests and (b) the carrying amount of the Redeemable Class A member interests prior to the Reorganization; and then

•

The Predecessor recorded additional equity equal to $111.2 million for the 10,109,957 shares of common stock exchanged for the Redeemable Class A member interests based on the initial public offering price of $11.00 per share.

9. Shareholders’ and Members’ Equity

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

The Company intends to pay regular quarterly cash dividends on all outstanding shares of common stock. We do not plan to pay dividends on unvested shares of restricted stock. On August 7, 2007, the Company’s board of directors declared a cash dividend of $0.025 per share of common stock for the second quarter of 2007 which was paid on August 30, 2007 to common shareholders of record on August 23, 2007. This amount represents a prorated quarterly dividend for the period from the Company’s initial public offering on May 16, 2007 through June 30, 2007, based upon a quarterly dividend rate of $0.05 per share. On November 6, 2007, the Company’s board of directors declared a cash dividend of $0.05 per share of common stock for the third quarter of 2007 which was paid on December 14, 2007 to common shareholders of record on November 30, 2007.

Stock Repurchase Program

The following table summarizes the stock repurchases for the year ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1—October 31	83,425	$7.29	83,425	916,575
November 1—November 30	252,872	$7.23	252,872	1,163,703
December 1—December 31	1,081,764	$7.81	1,081,764	81,939

Total	1,418,061		1,418,061

(1)	On August 7, 2007, the Company’s board of directors authorized the repurchase of up to one million shares of the Company’s outstanding common stock during the next twelve months. On November 6, 2007, the Company’s board of directors increased the Company’s authorization under its share repurchase program by 500,000 shares, making the total number of shares authorized for repurchase equal to 1.5 million. In addition, the board extended the duration of the program until December 31, 2008.

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

10. Stock-Based Compensation

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

Stock Options

On December 21, 2005, a total of 1,192,140 options were granted to several employees who were employee members of the Predecessor. The options have an exercise price of $10.00 per share, an exercise period of 10 years and will vest and become exercisable 25% at each of the four subsequent anniversaries of the grant date. As permitted for non-public companies under SFAS 123, the Company used the minimum-value method to determine the fair value of the 2005 option grants. The fair value of the employee option grants has been estimated on the date of grant using the Black-Scholes Option Valuation methodology using the following assumptions: expected life of options of 5.83 years, risk-free interest rate of 4.45%, dividend yield of 4.1% and volatility of 0.0%. The dividend estimate was based on the recurring base dividend and special dividend estimated for 2005 and deemed to be representative for future periods. The fair value of the options granted in 2005 was $0.137 for each option or $163,204 for all options granted.

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

The following table summarizes the stock option activity for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007		2006		2005
	Shares Subject to Option	Weighted Average Exercise Price	Shares Subject to Option	Weighted Average Exercise Price	Shares Subject to Option	Weighted Average Exercise Price
Balance, beginning of year	2,639,940	$11.45	1,242,140	$10.20	50,000	$15.00
Granted	75,000	$12.50	1,420,000	$12.50	1,192,140	$10.00
Exercised	—	$—	—	$—	—	$—
Forfeited	(239,038)	$11.15	(22,200)	$10.00	—	$—
Expired	(91,012)	$12.33	—	$—	—	$—

Balance, end of year	2,384,890	$11.47	2,639,940	$11.45	1,242,140	$10.20

Options exercisable at end of year	1,844,745	$11.85	342,485	$10.73	50,000	$15.00

As of December 31, 2007
Options Outstanding					Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Average Intrinsic Value
$10.00 – $15.00	2,384,890	6.75	$11.47	$—	1,844,745	6.44	$11.85	$—

In accordance with the requirements of SFAS 123R and FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, the Successor and the Predecessor recognize stock-based compensation expense for stock options over the graded vesting period of the options using the accelerated attribution method, resulting in compensation expense as follows:

	Year Ended December 31, 2007
	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	Year Ended December 31,
			2006	2005
	Predecessor	Successor	Predecessor	Predecessor
Compensation expense recognized related to stock options	$740,120	$3,251,904	$177,908	$2,227

Included in compensation expense in the table above is stock-based compensation expense of $3,211,835 that the Successor recognized in connection with the initial public offering in May 2007, resulting from the acceleration of the vesting of 1,335,000 stock options. There were no stock options exercised in the years ended December 31, 2007, 2006 and 2005. As a result, the Company did not recognize any current income tax benefits during these periods.

As of December 31, 2007, there was $73,836 of unrecognized compensation expense related to stock options expected to be recognized over a weighted average period of 2.29 years.

Restricted Stock Units

The Company granted restricted stock units (“RSUs”) in connection with the initial public offering, and intends to do so as part of the Company’s annual bonus compensation process. RSUs are subject to a vesting schedule, and such vesting is subject to the employees’ continued employment with the Company. In the event of a change in control or corporate transaction, or if the vesting of all or certain of the RSUs are otherwise accelerated, the RSUs will vest immediately prior to the effective date of such an event. Upon termination of service for any reason, all unvested RSUs will be forfeited.

On May 15, 2007, upon pricing of its initial public offering, the Company granted RSUs to a broad group of its employees and each of its two independent directors at the time with respect to which an aggregate of 1,931,060 shares of the Company’s common stock are deliverable. Awards granted under the JMP Group 2004 Plan totaled 431,060 units and awards granted under the JMP Group 2007 Plan totaled 1,500,000 units. At the time of the initial public offering, 38,642 RSUs vested immediately, with the remaining 1,892,418 RSUs vesting over four years. The RSUs granted to employees will vest 25%, 35% and 40% on the second, third and fourth anniversary of the initial public offering, respectively. The RSUs granted to the independent directors vested 33% on date of the initial public offering, and will vest 33% on each of the subsequent two anniversaries of the date of the initial public offering. The fair value of RSUs was based on the initial public offering price of $11.00 and discounted for future dividends expected not to be received by unvested RSUs over the vesting period.

On August 7, 2007, 18,000 RSUs were granted to an independent director. Of these units, 33% vested immediately on grant date, with the balance vesting 33% on each of the two subsequent anniversaries. On September 5, 2007, additional RSUs were granted to a new employee, 50% of these units will vest on January 31, 2009 with the balance vesting on January 31, 2010. The fair values of these units were based on the market values of the underlying stock on the respective grant dates.

The Predecessor recorded $76,129 and the Successor recorded $3,916,454 in non-cash compensation expense for the year ended December 31, 2007 in connection with the award of RSUs prior to the initial public offering date. In addition, the Successor recorded $285,526 in non-cash compensation expense for the year ended December 31, 2007 for RSUs granted after the initial public offering.

As of December 31, 2007, there was $16,203,802 of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 3.25 years.

The following table summarizes the restricted stock unit activity for the year ended December 31, 2007:

	2007	Weighted Average Grant Date Fair Value
Balance, beginning of period	—	$—
Granted	2,096,438	$10.30
Vested	(44,642)	$10.00
Forfeited	(108,460)	$10.43

Balance, end of period	1,943,336	$10.30

As a result of the vesting of 44,642 RSUs for the year ended December 31, 2007, the Company recognized current tax benefits of $190,896.

11. Net Income per Share of Common Stock and Net (Loss) Income per Unit Attributable to Class A and Class B Common Interests

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

The computations of basic and diluted net income per share and basic and diluted net (loss) income per unit for the year ended December 31, 2007, 2006 and 2005 are shown in the table below:

	Year Ended December 31, 2007
	January 1, 2007 through May 15, 2007		May 16, 2007 through December 31, 2007	Year Ended December 31,
				2006		2005
	Predecessor		Successor	Predecessor		Predecessor
	Class A Common	Class B Common		Class A Common	Class B Common	Class A Common	Class B Common
Numerator:
Net (loss) income	$(56,860,528)	$(54,836,785)	$6,539,810	$1,301,528	$2,086,119	$1,531,855	$2,390,479

Denominator:
Basic weighted average Class A and Class B common units Outstanding	2,384,881	2,300,000		1,434,968	2,300,000	1,473,874	2,300,000

Basic weighted average shares outstanding			21,829,544

Effect of potential dilutive securities:
Options to purchase Class B common interests	—	—	—	33,149	53,132	—	—
Options to purchase common shares	—	—	—	—	—	—	—
Restricted stock units	—	—	86,614	—	—	—	—

Diluted weighted average Class A and Class B common units Outstanding	2,384,881	2,300,000		1,468,117	2,353,132	1,473,874	2,300,000

Diluted weighted average shares outstanding			21,916,158

Net (loss) income per unit attributable to Class A and Class B common Interests
Basic	$(23.84)	$(23.84)		$0.91	$0.91	$1.04	$1.04
Diluted	$(23.84)	$(23.84)		$0.89	$0.89	$1.04	$1.04
Net income per share
Basic			$0.30
Diluted			$0.30

Stock options to purchase 1,474,677 and 2,473,869 common shares for the period from January 1 through May 15, 2007 and from May 16 through December 31, 2007, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted common units or diluted common shares outstanding.

For the year ended December 31, 2006, the options to purchase Class B common interests had a dilutive effect on the net income per unit for both Class A common interests and Class B common interests because the additional Class B common interests underlying the options reduces the net income attributable to both classes of outstanding common interests on a pro rata basis. The total dilutive impact of 86,281 additional shares was therefore allocated based on the relative membership percentage represented by Class A common interests and Class B common interests and resulted in allocation of 33,149 diluted shares to Class A common interests and 53,132 diluted shares to Class B common interests. In addition, 812,691 options to purchase Class B common interests for the year ended December 31, 2006 were anti-dilutive. As such, these were excluded from the computation of diluted common shares or diluted common units outstanding.

For the years ended December 31, 2006 and 2005, there were no Series A convertible preferred units outstanding. For the year ended December 31, 2005, options to purchase Class B common interests outstanding had no dilutive effect, because they were anti-dilutive for the period.

12. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the United States Internal Revenue Service. There were no contributions by the Company during the years ended December 31, 2007, 2006 and 2005.

13. Income Taxes

Prior to the Reorganization, all income and losses of JMP Group LLC, the Predecessor, were reportable by the individual members of JMP Group LLC in accordance with the Internal Revenue Code of the United States, and as required under generally accepted accounting principles. The U.S. federal and state income taxes payable by the members based upon their share of JMP Group LLC’s net income have not been reflected in the accompanying financial statements for periods prior to the Reorganization. JMP Holdings Inc., being a C-corporation from its inception in August 2004, was subject to U.S. federal and state income taxes on its taxable income, and in accordance with Statement of Financial Standards No. 109, Accounting for Income Taxes (“SFAS 109”), accounted for income taxes in its separate financial statements. SFAS 109 requires the recognition of deferred tax assets and liabilities based upon the temporary differences between the financial reporting and tax bases of the Company’s assets and liabilities. Valuation allowances are established when necessary to reduce the deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

As a result of the Reorganization, JMP Group Inc. (formerly JMP Holdings Inc.) succeeded to the business of the Predecessor. The Company is subject to U.S. federal and state income taxes on all taxable income earned subsequent to May 15, 2007 by JMP Group LLC and its subsidiaries. As a result of the Reorganization, upon the change of tax status of JMP Group LLC from a partnership to a wholly-owned disregarded entity of the Company, the Company recognized a one-time tax benefit of $4,084,993 in connection with the establishment of net deferred tax items of $10,169,354. For the year ended December 31, 2007, the Company recorded a total tax benefit of $2,536,614, which included the one-time tax benefit.

The components of the Successor’s income tax benefit for the period ended December 31, 2007 is as follows:

May 16, 2007 through December 31, 2007
Successor
Federal	$—
State	—

Total current tax expense (benefit)	—
Federal	(2,131,542)
State	(405,072)

Total deferred tax expense (benefit)	(2,536,614)

Total income tax expense (benefit)	$(2,536,614)

A reconciliation of the statutory U.S. federal income tax rate to the Successor’s effective tax rate for the period ended December 31, 2007 is as follows:

May 16, 2007 through December 31, 2007
Successor
Tax at federal statutory tax rate	35.00%
State income tax, net of federal tax	5.75%
Adjustment for permanent items	(1.10)%

Rate before one-time events	39.65%
Deferred tax written off related to expired options	2.62%
Adjustment for prior year taxes	(3.59)%
Deferred tax recognized upon JMP Group LLC’s tax status change	(102.05)%

Effective tax rate	(63.37)%

As of December 31, 2007, the components of deferred tax assets and liabilities are as follows:

December 31, 2007
Successor
Deferred tax assets:
Accrued compensation and related expenses	$93,006
Equity based compensation	3,175,251
Depreciation and amortization	244,378
Reserves and allowances	296,910
Net unrealized capital losses	326,476
Net operating loss	6,228
Other	1,636

Total deferred tax assets	4,143,885
Deferred tax liabilities:
Investment in partnerships	(1,517,658)

Total deferred tax liabilities	(1,517,658)
Valuation allowance	—

Net deferred tax assets (1)	$2,626,227

(1)	The Successor had a net deferred tax asset balance of $242,933 on May 16, 2007.

The Company adopted FIN 48 on May 16, 2007, the date the Company became subject to federal and state income taxes. Its adoption did not have a material impact on the Company’s financial condition or results of operations.

The Company has analyzed the filing positions in its federal and state tax returns for all open tax years 2004 through 2006. The Company does not anticipate any tax adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48, and no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

The Company’s policy for recording interest and penalties associated with the tax audits or unrecognized tax benefits, if any, is to record such items as a component of income before taxes. Penalties, if incurred, would be recorded in “administration”, and interest paid or received would be recorded in “interest and dividend expense” in the consolidated statements of net (loss) income.

14. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts and New York under various operating leases. Rental expense for the year ended December 31, 2007 was $699,774 for the period of January 1, 2007 through May 15, 2007 and $1,184,173 for the period of May 16, 2007 through December 31, 2007. Rental expense for the years ended December 31, 2006 and 2005 was $1,845,005 and $1,290,814, respectively.

The California and New York leases included a period of free rent at the start of the lease for seven months and three months, respectively. Rent expense is recognized over the entire lease uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

2008	$1,994,728
2009	2,250,368
2010	2,250,368
2011	1,625,711
2012	—

$8,121,175

In connection with its underwriting activities, JMP Securities enters into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. At December 31, 2007, JMP Securities had no open underwriting commitments.

The securities owned and the restricted cash as well as the cash held by the clearing broker, may be used to maintain margin requirements. At December 31, 2007 and 2006, the Company had $255,336 of cash on deposit with JMP Securities’ clearing broker. Furthermore, the securities owned may be hypothecated or borrowed by the clearing broker.

The Company had committed $10,260,000 in capital to JMPRT in 2006, of which, as of December 31, 2007, all had been drawn. The Company had, as of December 31, 2007, an additional capital commitment of $415,900 related to its investment in a private investment fund.

15. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $51,329,438 and $33,936,970, which were $50,583,243 and $33,420,970 in excess of the required net capital of $746,195 and $516,000 at December 31, 2007 and 2006, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.22 to 1 and 0.10 to 1 at December 31, 2007 and 2006, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

16. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for entities, including corporations, partnerships and offshore investment companies. The Company may also own an investment in these companies. Base management fees earned were $2,832,969, $2,724,999 and $7,571,272 for the years ended December 31, 2007, 2006 and 2005, respectively. Also, JMPAM earned incentive fees of $2,297,864, $1,790,252 and $627,357 from these entities for the years ended December 31, 2007, 2006 and 2005, respectively.

17. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at December 31, 2007 had settled with no resulting liability to the Company. For the years ended December 31, 2007, 2006 and 2005, the Company did not have a loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of December 31, 2007.

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

18. Litigation

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

19. Financial Instruments with Off-Balance Sheet Risk, Credit Risk or Market Risk

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

20. Business Segments

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

The Company’s segment information for the years ended December 31, 2007, 2006 and 2005 was prepared using the following methodology:

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

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

	Year Ended December 31, 2007
	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	Year Ended December 31,
			2006	2005
	Predecessor	Successor	Predecessor	Predecessor
Broker-Dealer
Revenues	$30,114,149	$58,877,157	$78,980,582	$86,605,096
Operating expenses	24,013,904	56,422,109	66,830,159	70,270,759

Segment operating income	$6,100,245	$2,455,048	$12,150,423	$16,334,337

Segment assets	N/A	$104,091,052	$74,544,932	$76,478,375
Asset Management
Revenues	$2,257,862	$6,615,962	$7,825,277	$8,056,043
Operating expenses	1,925,177	4,820,884	3,960,329	6,597,135

Segment operating income	$332,685	$1,795,078	$3,864,948	$1,458,908

Segment assets	N/A	$80,620,211	$29,154,071	$15,444,738
Corporate
Operating expenses	$117,962,855	$—	$12,200,126	$13,870,911
Consolidated Entity
Revenues	32,372,011	65,493,119	86,805,859	94,661,139
Operating expenses	143,901,936	61,242,993	82,990,614	90,738,805

Income (loss) before income tax benefit and minority interest	$(111,529,925)	$4,250,126	$3,815,246	$3,922,334

Total assets	N/A	$184,711,263	$103,699,003	$91,923,113

21. Subsequent Events

During the month of January 2008, the Company repurchased 81,939 shares of the Company’s common stock at an average price of $7.33 per share for an aggregate purchase price of $600,944. The Company has now completed its share repurchase program authorized by the board of directors in August and November of 2007, and has repurchased a total of 1,500,000 shares of the Company’s common stock at an average price of $7.66 per share for an aggregate purchase price of $11,485,161.

On January 3, 2008, net contributions of $35.8 million were made to the $237.3 million of assets under management at December 31, 2007. After these net contributions, assets under management were $273.1 million.

On January 16, 2008, the Company’s compensation committee approved a grant of restricted stock units (RSUs) to employees of the Company as part of the Company’s annual bonus compensation process, pursuant to which an aggregate of 1,558,244 shares of the Company’s common stock (or the value thereof) are deliverable unless forfeited under certain circumstances. 773,210 RSUs will vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. 170,104 RSUs will vest 50%, 25% and 25% on the second, third and fourth anniversary of the grant date, respectively, and 614,930 RSUs will vest 100% on the fourth anniversary of the grant date. The fair value of RSUs was based on the closing price on January 16, 2008 of $7.32 and discounted for future dividends expected not to be received by unvested RSUs over the vesting period and post-vesting sale restrictions. Based on an estimated forfeiture rate of 6%, total compensation expense of $7.8 million is expected to be recognized for these RSUs from January 2008 to January 2012.

On January 22, 2008, Opportunity Acquisition Corp. filed an S-1 registration statement with the SEC in connection with an initial public offering of 15.0 million units. Each unit will be offered at a price of $10.00 per unit and will consist of one share of common stock and one warrant. Opportunity Acquisition Corp. is a special purpose acquisition corporation, or “SPAC,” formed for the purpose of acquiring one or more businesses through a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination. The Company is the sponsor of the SPAC. The Company and certain individuals affiliated with the Company collectively own 4.3 million units of Opportunity Acquisition Corp. as of January 22, 2008. In addition, the Company has agreed to purchase from Opportunity Acquisition Corp. warrants for an aggregate purchase price of $4.0 million in a private placement to be completed immediately prior to the completion of the initial public offering, which we anticipate to be in the second quarter of 2008.

On January 18, 2008, the Company and certain affiliated entities completed the acquisition of 1.0 million shares of Series A Cumulative Redeemable Convertible preferred stock of New York Mortgage Trust, Inc. (“NMTR”), a publicly traded real estate investment trust engaged in the investment management of mortgage-backed securities and high credit quality residential adjustable rate mortgage loans, at a price per share of $20.00 for a total of $20.0 million. The investment was comprised of $5.0 million by JMP Group Inc., $5.0 million by certain funds managed by JMPAM, and $10.0 million from our REIT. We also, with our affiliates, hold an option to acquire an additional $20.0 million of such convertible preferred security on the same terms by April 4, 2008. In addition, we have entered into an advisory agreement between JMPAM and NMTR to manage certain non-agency assets.

In February 2008, the Company purchased NMTR common stock for an aggregate amount of $4.5 million in a $60.0 million private investment in public equity (“PIPE”) transaction executed by NMTR.

On March 11, 2008, NMTR filed a Form 8-K and announced that in connection with recent market volatility it has taken steps to reduce leverage in its portfolio of Agency mortgage-backed securities (“MBS”). On March 7, 2008 and March 10, 2008, NMTR sold approximately $211 million of Fannie Mae mortgage-backed securities. As a result of the MBS sales and terminations of associated interest rate hedges, NMTR realized losses of approximately $6 million. As of the close of business on March 10, 2008, NMTR’s MBS securities portfolio consisted of approximately $783 million of Agency MBS and $31 million of AAA-rated non-Agency MBS. As of March 10, 2008, these securities were financed using approximately $758 million of reverse repurchase agreements with an average haircut of 5%. NMTR also owns approximately $408 million of prime credit quality residential adjustable-rate mortgage loans held in securitization trusts. As of March 10, 2008, NMTR had $25 million of cash and unencumbered securities available to meet margin calls.

On March 10, 2008, the Company’s board of directors authorized the buyback of an additional 2.0 million shares during the next eighteen months, depending on market conditions.

On March 10, 2008, the Company’s board of directors declared a cash dividend of $0.05 per share of common stock for the fourth quarter of 2007 to be paid on April 11, 2008 to common shareholders of record on March 28, 2008.

22. Selected Quarterly Financial Data (Unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2007 and 2006. These quarterly results were prepared in accordance with GAAP and reflect all adjustments that are in the opinion of management, necessary for a fair statement of the results.

	Three Months Ended March 31, 2007	Three Months Ended June 30, 2007		Three Months Ended September 30, 2007	Three Months Ended December 31, 2007
		April 1 through May 15, 2007	May 16 through June 30, 2007
	Predecessor	Predecessor	Successor	Successor	Successor
Revenues	$21,913,617	$10,458,394	$12,655,737	$21,007,876	$31,829,506

Expenses:
Compensation and benefits	12,830,903	5,562,436	11,745,347	13,027,380	20,844,791
Other expenses	8,121,953	117,386,644	3,557,640	5,534,920	6,532,915

Total expenses	20,952,856	122,949,080	15,302,987	18,562,300	27,377,706

Income (loss) before income tax (benefit) expense and minority interest	960,761	(112,490,686)	(2,647,250)	2,445,576	4,451,800
Income tax (benefit) expense	—	—	(5,338,839)	1,006,408	1,795,817
Minority interest	135,478	31,910	(74,463)	303,721	17,672

Net income (loss)	$825,283	$(112,522,596)	$2,766,052	$1,135,447	$2,638,311

Net income per common share:
Basic	$—	$—	$0.13	$0.05	$0.12
Diluted	$—	$—	$0.12	$0.05	$0.12
Net income (loss) per unit— Class A common interests:
Basic	$0.18	$(23.99)	$—	$—	$—
Diluted	$0.17	$(23.99)	$—	$—	$—
Net income (loss) per unit—Class B common interests:
Basic	$0.18	$(23.99)	$—	$—	$—
Diluted	$0.17	$(23.99)	$—	$—	$—

	Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	Predecessor	Predecessor	Predecessor	Predecessor
Revenues	$18,774,033	$24,441,362	$20,455,699	$23,134,765

Expenses:
Compensation and benefits	11,399,755	14,564,948	11,662,500	12,509,021
Other expenses	6,962,139	8,746,874	7,841,660	9,303,717

Total expenses	18,361,894	23,311,822	19,504,160	21,812,738

Income before minority interest	412,139	1,129,540	951,539	1,322,027
Minority interest	—	2,932	93,317	331,349

Net income attributable to Class A and Class B common interests	$412,139	$1,126,608	$858,222	$990,678

Net income per unit—Class A common interests:
Basic	$0.11	$0.30	$0.23	$0.26
Diluted	$0.11	$0.30	$0.22	$0.25
Net income per unit—Class B common interests:
Basic	$0.11	$0.30	$0.23	$0.26
Diluted	$0.11	$0.30	$0.22	$0.25

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure Controls and Procedures

None.

Item 9A.	Controls and Procedures

Our management, with the participation of the Chairman and Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated our disclosure controls and procedures as of the end of the year covered by this report.

Based on that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the year covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the sections of our Proxy Statement for the 2008 Annual Meeting of Stockholders, captioned “Board of Directors,” “Compensation of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which is incorporated herein by reference.

Item 11.	Executive Compensation

Information with respect to this item will be contained in the sections of our Proxy Statement for the 2008 Annual Meeting of Stockholders, captioned “Executive Compensation” which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item will be contained in the sections of our Proxy Statement for the 2008 Annual Meeting of Stockholders, captioned “Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item will be contained in the sections of our Proxy Statement for the 2008 Annual Meeting of Stockholders, captioned “Related Party Transactions” and “Director Independence” which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to this item will be contained in the sections of our Proxy Statement for the 2008 Annual Meeting of Stockholders, captioned “Fees Paid to Independent Auditors” which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Form 10-K:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Form 10-K are listed on the pages below. The required financial statements appear on pages 59 through 87 herein.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	58

Consolidated Statements of Financial Condition as of December 31, 2007 (Successor) and 2006 (Predecessor)	59

Consolidated Statements of (Loss) Income for the period from May 16, 2007 to December 31, 2007, the period from January 1, 2007 to May 15, 2007 and for the years ended December 31, 2006 and 2005	60

Consolidated Statements of Changes in Stockholders’ Equity for the period from May 16, 2007 to December 31, 2007, the period from January 1, 2007 to May 15, 2007 and for the years ended December 31, 2006 and 2005	62

Consolidated Statements of Cash Flows for the period from May 16, 2007 to December 31, 2007, the period from January 1, 2007 to May 15, 2007 and for the years ended December 31, 2006 and 2005	63

Notes to Consolidated Financial Statements	64

2.	Financial Statement Schedules

Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements.

3.	Exhibits

See the Exhibit Index beginning on page E-1 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 12, 2008

JMP Group Inc.
Registrant

By:	/s/ JOSEPH A. JOLSON
Joseph A. Jolson
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 12, 2008

Signature	Title

/s/ JOSEPH A. JOLSON Joseph A. Jolson	Director, Chairman and Chief Executive Officer (principal executive officer)

/s/ THOMAS B. KILIAN Thomas B. Kilian	Chief Financial Officer (principal financial and accounting officer)

/s/ CRAIG R. JOHNSON Craig R. Johnson	Director

/s/ CARTER D. MACK Carter D. Mack	Director

/s/ MARK L. LEHMANN Mark L. Lehmann	Director

/s/ PETER T. PAUL Peter T. Paul	Director

/s/ EDWARD J. SEBASTIAN Edward J. Sebastian	Director

/s/ GLENN H. TONGUE Glenn H. Tongue	Director

EXHIBIT INDEX

Exhibit Number	Description
2.1	Reorganization and Exchange Agreement (incorporated by reference to Exhibit 2.1 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

3.1	Fourth Amended and Restated Certificate of Incorporation of JMP Group Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2007 on Form 10-Q filed on June 21, 2007).

3.2	Amended and Restated Bylaws of JMP Group Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2007 on Form 10-Q filed on June 21, 2007).

4.1	Form of Certificate Representing Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on April 19, 2007).

10.1	Summary of Performance Goals Under the 2007 Senior Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report with respect to the quarter ended June 30, 2007 on Form 10-Q filed on August 10, 2007).

10.1.1	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1.1 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.2	Form of Partners’ Exchange Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.3	Credit Agreement Dated August 3, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on March 27, 2007).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on March 27, 2007).

10.7	Form of Tax Identification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.8	Lease Agreement, Dated December 18, 2003 (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.8.1	First Amendment Letter to Lease Dated May 10, 2004 (incorporated by reference to Exhibit 10.8.1 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.9	Sublease, Dated December 18, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.9.1	Consent to Sublease, Dated December 18, 2003 (incorporated by reference to Exhibit 10.9.1 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.9.2	Letter Amendment to Consent to Sublease, Dated May 10, 2004 (incorporated by reference to Exhibit 10.9.2 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.10	JMP Group Inc. 2007 Senior Executive Bonus Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.11	JMP Group LLC 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.12	Form of Stock Pledge Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

E-1

Exhibit Number	Description
21	List of Subsidiaries of JMP Group Inc. (incorporated by reference to Exhibit 21 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

E-2