Form 10-Q
period 2008-03-31
JMP Group Inc.
filed 2008-05-09
CIK 1383803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2008 was 20,404,575.

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

JMP Group Inc. also makes available, in the Investor Relations section of its website, (i) its corporate governance guidelines, (ii) its code of business conduct and ethics, and (iii) the charters of the audit, compensation, and corporate governance and nominating committees of its board of directors. These documents, as well as the information on the website of JMP Group Inc., are not intended to be part of this quarterly report.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

JMP Group Inc.

Consolidated Statements of Financial Condition

	March 31, 2008	December 31, 2007
	(Unaudited)
	Successor
Assets
Cash and cash equivalents	$68,233,291	$99,127,043
Restricted cash and deposits (includes cash on deposit with clearing broker of $255,336 at March 31, 2008 and December 31, 2007)	13,867,940	12,038,511
Receivable from clearing broker	2,120,787	1,475,626
Investment banking fees receivable, net of allowance for doubtful accounts of $86,857 at March 31, 2008 and $156,004 at December 31, 2007	1,900,358	5,848,754
Marketable securities owned, at fair value	23,678,823	24,220,761
Other investments	47,734,851	27,557,542
Loan receivable	855,763	1,177,763
Fixed assets, net	1,720,450	1,857,444
Deferred tax assets	4,682,742	2,626,227
Other assets	3,558,725	8,781,592

Total assets	$168,353,730	$184,711,263

Liabilities and Shareholders’ Equity
Liabilities
Marketable securities sold, but not yet purchased, at fair value	$12,784,681	$10,954,013
Securities sold under agreements to repurchase	7,864,000	9,135,000
Note payable	4,480,850	—
Accrued compensation	4,125,065	28,154,889
Other liabilities	7,497,623	6,261,842

Total liabilities	36,752,219	54,505,744

Minority interest	15,151,731	14,604,692

Commitments and contingencies
Shareholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,044,541 issued at March 31, 2008 and December 31, 2007	22,045	22,045
Additional paid-in capital	123,081,435	121,001,922
Treasury stock (at cost, 1,544,066 shares at March 31, 2008 and 1,418,061 shares at December 31, 2007)	(11,767,354)	(10,884,218)
Retained earnings	5,113,654	5,461,078

Total shareholders’ equity	116,449,780	115,600,827

Total liabilities and shareholders’ equity	$168,353,730	$184,711,263

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Net Income

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	Successor	Predecessor
Revenues
Investment banking	$8,106,516	$11,493,259
Brokerage	8,141,844	8,631,567
Asset management fees	2,741,773	888,038
Principal transactions	(1,379,881)	(68,214)
Interest and dividends	1,592,414	770,892
Other income	548,915	198,075

Total revenues	19,751,581	21,913,617
Expenses
Compensation and benefits	12,589,219	12,830,903
Income allocation and accretion – Redeemable Class A member interests	—	3,049,535
Administration	1,281,049	1,004,870
Brokerage, clearing and exchange fees	1,373,326	1,138,647
Travel and business development	928,756	696,986
Communications and technology	994,455	941,400
Occupancy	469,563	466,391
Professional fees	1,179,569	225,416
Depreciation	265,958	356,517
Interest and dividend expense	215,644	504,178
Other	(8,753)	(261,985)

Total expenses	19,288,786	20,952,858

Income before income tax benefit and minority interest	462,795	960,759
Income tax benefit	(159,574)	—
Minority interest	(56,431)	135,478

Net income	$678,800	$825,281

Net income per common share:
Basic	$0.03
Diluted	$0.03
Weighted average common shares outstanding:
Basic	20,545,926
Diluted	20,838,929
Net income per unit - Class A common interests:
Basic		$0.18
Diluted		$0.17
Weighted average units outstanding - Class A common interests:
Basic		2,381,410
Diluted		2,440,524
Net income per unit - Class B common interests:
Basic		$0.18
Diluted		$0.17
Weighted average units outstanding - Class B common interests:
Basic		2,300,000
Diluted		2,357,093

See accompanying notes to consolidated financial statements.

JMP GROUP INC.

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Shareholders’ Equity
	Common Stock		Common Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Equity
	Shares	Amount	Amount
Successor:
Balance, December 31, 2007	22,044,541	$22,045	$(10,884,218)	$121,001,922	$5,461,078	$115,600,827
Net income	—	—	—	—	678,800	678,800
Additional paid-in capital - stock-based compensation	—	—	—	2,079,513	—	2,079,513
Cash dividends declared to shareholders	—	—	—	—	(1,026,224)	(1,026,224)
Purchases of shares of common stock for treasury	—	—	(883,136)	—	—	(883,136)

Balance, March 31, 2008	22,044,541	$22,045	$(11,767,354)	$123,081,435	$5,113,654	$116,449,780

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	Successor	Predecessor
Cash flows from operating activities:
Net income	$678,800	$825,281
Adjustments to reconcile net income to net cash used in operating activities:
Provision for doubtful accounts	(8,753)	(261,985)
Change in other investments – fair value	560,979	(367,077)
Change in other investments – incentive fees reinvested in general partnership interests	(1,197,335)	(226,954)
Depreciation and amortization of fixed assets	265,958	356,517
Minority interest	(56,431)	135,478
Stock-based compensation expense	2,079,513	562,289
Deferred income tax benefit	(2,056,515)	—
Net change in operating assets and liabilities:
Decrease in receivables	3,311,988	3,823,767
Decrease (increase) in marketable securities	541,938	(655,881)
Decrease (increase) in restricted cash, deposits and other assets	3,058,166	(1,077,319)
Increase in marketable securities sold, but not yet purchased	1,830,668	533,078
Decrease in securities sold under agreements to repurchase	(1,271,000)	—
Decrease in accrued compensation and other liabilities	(23,820,267)	(16,272,831)
Decrease in Redeemable Class A member interests	—	(627,382)

Net cash used in operating activities	(16,082,291)	(13,253,019)

Cash flows from investing activities:
Purchases of fixed assets	(128,964)	(21,349)
Purchases of other investments	(19,540,953)	(700,000)
Sales of other investments	—	251,696
Repayment of loan receivable	322,000	—
Repayment of note receivable	335,272	—

Net cash used in investing activities	(19,012,645)	(469,653)

Cash flows from financing activities:
Increase in note payable	4,480,850	—
Distributions paid to Class A and Class B common interests	—	(625,991)
Capital contributions of minority interest members and shareholders	600,000	200,000
Purchases of shares of common stock for treasury	(883,136)	—
Cash received from minority interest shareholders	3,470	—

Net cash provided by (used in) financing activities	4,201,184	(425,991)

Net decrease in cash and cash equivalents	(30,893,752)	(14,148,663)
Cash and cash equivalents, beginning of period	99,127,043	52,328,804

Cash and cash equivalents, end of period	$68,233,291	$38,180,141

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$97,846	$487,063
Non-cash financing activities:
Issuance of Class A common interests	$—	$401,172
Issuance of JMPRT common stock	$—	$20,800
Dividends declared to shareholders	$1,026,224	$—

See accompanying notes to consolidated financial statements.

JMP GROUP INC.

Notes to Consolidated Financial Statements

March 31, 2008

(Unaudited)

1. Organization and Description of Business

JMP Group Inc., together with its subsidiaries (collectively, the “Company” or “Successor”), is an independent investment banking and asset management firm headquartered in San Francisco. JMP Group Inc. completed its initial public offering on May 16, 2007, and also completed a corporate reorganization (the “Reorganization”), which is described in greater detail in the Registration Statement on Form S-1 (File No. 333-140689) (the “Registration Statement”) filed with the Securities and Exchange Commission (“SEC”) in connection with the initial public offering. The Company conducts its brokerage business through its wholly-owned subsidiary, JMP Securities LLC (“JMP Securities”), and its asset management business through its wholly-owned subsidiary, JMP Asset Management LLC (“JMPAM”). JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to, customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. JMPAM is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships managed by JMPAM.

2. Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements and related notes are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Article 10 of Regulation S–X. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2007 included in its annual report on Form 10-K. These consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

These financial statements and accompanying notes present the consolidated financial condition of the Successor as of March 31, 2008 and December 31, 2007. Consolidated results of operations and cash flows are presented for the Successor for the three months ended March 31, 2008 (post-Reorganization) and for the Predecessor for the three months ended March 31, 2007 (pre-Reorganization). The Reorganization in connection with the initial public offering resulted in a combination of the Predecessor (JMP Group LLC) and JMP Holdings Inc. (now JMP Group Inc.), whose financial statements had not been combined with those of the Predecessor prior to May 16, 2007 for reporting purposes. Therefore, the Successor’s consolidated financial statements as of May 16, 2007 include the accounts of both JMP Group LLC and JMP Group Inc. The consolidated accounts of the Successor and the Predecessor both include the wholly-owned subsidiaries, JMP Securities and JMPAM, and the partially-owned subsidiaries, JMP Realty Trust (“JMPRT”), Harvest Consumer Partners (“HCP”), Harvest Technology Partners (“HTP”) and Opportunity Acquisition Corp., a special purpose acquisition corporation, or “SPAC,” formed for the purpose of acquiring one or more businesses through a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination. The Company is the sponsor of the SPAC. All material intercompany accounts and transactions have been eliminated in consolidation.

Minority interest relates to the interest of third parties in JMPRT and in the two asset management funds HCP and HTP, as well as in Opportunity Acquisition Corp.

JMPRT is a real estate investment trust that was formed in June 2006. As of March 31, 2008, the Company owned 49.5% of JMPRT and certain employees owned 20.1%. JMPRT is managed by JMPAM. Because of its current ownership and management position, the Company consolidates JMPRT and records minority interest.

JMPAM is the general partner of HTP and HCP, each of which commenced operations during 2006. As of March 31, 2008, the Company and its affiliates, officers, and immediate family members provided 93.3% and 92.5%, respectively, of the invested capital in these funds. Due to this ownership and resulting control by the Company and related parties, the Company consolidates the two funds in the Company’s financial statements and records minority interest. HTP and HCP account for their investments at fair value, which is consistent with the Company’s accounting policies for “Marketable securities owned, at fair value” and “Marketable securities sold, but not yet purchased, at fair value.” The base management fees and incentive fees earned by HTP and HCP are eliminated in consolidation net of minority interest.

In addition to HTP and HCP, JMPAM currently manages several other asset management limited partnerships and is a general partner of each. The partnership agreements for these asset management funds provide for the right of the limited partners to remove the general partner by a simple majority vote of the unaffiliated limited partners. This right satisfies all of the criteria enumerated in paragraph 7.b. of Emerging Issues Task Force Issue No. 04-5 (“EITF 04-5”), Determining whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. As a result, consolidation of these asset management funds is not required.

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

Revenue Recognition

Investment banking revenues

Investment banking revenues consist of underwriting revenues, strategic advisory revenues and private placement fees, and are recorded when the underlying transaction is completed under the terms of the relevant agreement. Underwriting revenues arise from securities offerings in which the Company acts as an underwriter and include management fees, selling concessions and underwriting fees, net of related syndicate expenses. Management fees and selling concessions are recorded on the trade date, which is typically the day of pricing an offering (or the following day) and underwriting fees, net of related syndicate expenses, at the time the underwriting is completed and the related income is reasonably determinable. For these transactions, management estimates the Company’s share of the transaction-related expenses incurred by the syndicate, and recognizes revenues net of such expense. On final settlement, typically 90 days from the trade date of the transaction, these amounts are adjusted to reflect the actual transaction-related expenses and the resulting underwriting fee. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. If management determines that a transaction is likely not to be completed, deferred expenses related to that transaction are expensed at that time. Strategic advisory revenues primarily include success fees on closed merger and acquisition transactions, as well as retainer fees, earned in connection with advising on both buyers’ and sellers’ transactions. Fees are also earned for related advisory work and other services such as providing fairness opinions and valuation analyses. Strategic advisory revenues are recorded when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially complete, the fees are determinable and collection is reasonably assured. Private placement fees are recorded on the closing date of the transaction. Unreimbursed expenses associated with strategic advisory and private placement transactions, net of client reimbursements, are recorded in the Consolidated Statements of Net Income within various expense captions other than compensation expense.

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

Principal transactions revenues

Principal transactions revenues include realized and unrealized net gains and losses resulting from our principal investments in equity and other securities for the Company’s account and in equity-linked warrants received from certain investment banking assignments, as well as limited partner investments in private funds managed by third parties. Principal transactions revenue also includes earnings (or losses) attributable to investment partnership interests held by our asset management subsidiary, JMPAM, which are accounted for using the equity method of accounting.

The Company’s principal transactions revenue for these categories for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
	Successor	Predecessor
Equity and other securities	$(3,257,144)	$(476,635)
Warrants	(38,258)	25,518
Investment partnerships	1,915,521	382,903

Total principal transactions revenues	$(1,379,881)	$(68,214)

Asset management fees

Asset management fees consist of base management fees and incentive fees. The Company recognizes base management fees on a monthly basis over the period in which the investment services are performed. Base management fees earned by the Company are generally based on the fair value of assets under management and the fee schedule for each fund and account. Base management fees are calculated at the investor level using their quarter-beginning capital balance adjusted for any contributions or withdrawals. The Company also earns incentive fees that are based upon the performance of investment funds and accounts. Such fees are either a specified percentage of the total investment return of a fund or account or a percentage of the excess of an investment return over a specified highwater mark or hurdle rate over a defined performance period. For most funds, the highwater mark is calculated using the greatest value of a partner’s capital account as of the end of any performance period, adjusted for contributions and withdrawals. Incentive fees are recognized as revenue at the end of the specified performance period. The performance period used to determine the incentive fee is quarterly for the hedge funds and JMPRT, and annually for the funds of hedge funds managed by JMPAM. Most of the incentive fees are currently reinvested in the investment funds in which we hold a general partner investment. The incentive fees are not subject to any contingent repayments to investors or any other clawback arrangements.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities or remaining maturities upon purchase of three months or less to be cash equivalents.

Restricted Cash and Deposits

Restricted cash consists of proceeds from short sales deposited with brokers that cannot be removed unless the securities are delivered. Deposits consist of cash on deposit for operating leases as well as cash on deposit with JMP Securities’ clearing broker. At each of March 31, 2008 and December 31, 2007, the Company had $255,336 of cash on deposit with JMP Securities’ clearing broker.

Receivable from Clearing Broker

The Company clears customer transactions through another broker-dealer on a fully disclosed basis. At March 31, 2008 and December 31, 2007, the receivable from clearing broker consisted solely of commissions related to securities transactions.

Investment Banking Fees Receivable

Investment banking fees receivable include receivables relating to the Company’s investment banking or advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements are accounted for as collateralized financing transactions. The liabilities that result from these agreements are recorded in the consolidated statements of financial condition at the amounts at which the securities were sold. The Company pledged owned quasi-government agency securities as collateral, which is valued daily, and the Company may be required to deposit additional collateral. Interest expense is recorded on an accrual basis and is recorded in the Consolidated Statements of Net Income.

Fair Value of Financial Instruments

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. This standard establishes a consistent framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”) and expands disclosures with respect to fair value measurements. SFAS 157 applies to all financial instruments that are being measured and reported on a fair value basis. This includes those items currently reported in marketable securities owned, at fair value, other investments and marketable securities sold, not yet purchased, at fair value on the consolidated statements of financial condition. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. On February 12, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) SFAS 157-2, Effective Date of FASB Statement No. 157 . This FSP permits delayed application of the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. See Note 4 of the Notes to the consolidated financial statements for a complete discussion of SFAS 157.

Substantially all of the Company’s financial instruments are recorded at fair value or amounts that approximate fair value. Marketable securities owned, Other investments, including warrant positions and investments in partnerships in which JMPAM is the general partner, and Marketable securities sold, but not yet purchased, are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item Principal transactions in the accompanying Consolidated Statements of Net Income.

Under SFAS 157, fair value of the Company’s financial instruments is generally obtained from quoted market prices, broker or dealer price quotations, or alternative pricing methodologies that the Company believes offer reasonable levels of price transparency. Management believes that the fair value of the receivable from clearing broker and investment banking fees receivable on the Consolidated Statements of Financial Condition approximate their carrying value, because such instruments are short-term in nature, bear interest at current market rates, or are subject to frequent repricing.

To the extent that certain financial instruments trade infrequently or are non-marketable securities and, therefore, do not have readily determinable fair values, the Company estimates the fair value of these instruments using various pricing models and the information available to the Company that it deems most relevant. Among the factors considered by the Company in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, the Black-Scholes Options Valuation methodology adjusted for active market and other considerations on a case-by-case basis and other factors generally pertinent to the valuation of financial instruments.

Marketable securities owned and securities sold, but not yet purchased, consist of U.S. listed and OTC equity securities, as well as quasi-government agency securities. Other investments consist principally of investments in private investment funds managed by the Company or its affiliates, as well as cash paid for a subscription in a private investment fund. Such investments held by non-broker-dealer entities are accounted for under the equity method based on the Company’s share of the earnings (or losses) of the investee. The financial position and operating results of the private investment funds are generally determined on an estimated fair value basis as set forth in the AICPA Audit and Accounting Guide: Investment Companies. Generally, securities are valued (i) at their last published sale price if they are listed on an established exchange or (ii) if last sales prices are not published, at the highest closing “bid” price (for securities held “long”) and the lowest closing “asked” price (for “short” positions) as recorded by the composite tape system or such principal exchange, as the case may be. Where the general partner determines that market prices or quotations do not fairly represent the value of a security in the investment fund’s portfolio (for example, if a security is a restricted security of a class that is publicly traded) the general partner may assign a different value. The general partner will determine the estimated fair value of any assets that are not publicly traded.

Also included in other investments are convertible preferred stock and common stock of New York Mortgage Trust, Inc. (“NMTR”), and warrants on public and private common stock. The investment in NMTR convertible preferred stock is based on a fair value estimate using the Black-Scholes credit adjusted valuation model on Bloomberg. The investment in NMTR common stock, which is not registered under the Securities Act, as amended, is discounted to estimate fair value. The warrants on public and private common stock are generally received as a result of investment banking transactions and are valued at estimated fair value as determined by management. Warrants owned are valued at the date of issuance and marked-to-market as unrealized gains and losses until realized. Estimated fair value is determined using the Black-Scholes Options Valuation methodology adjusted for active market and other considerations on a case-by-case basis.

The aforementioned fair value methods represent the Company’s best estimate of exit price as defined by SFAS 157.

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”) as of January 1, 2008. SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in the Consolidated Statements of Net Income. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.

We elected to apply the fair value option to the following financial assets:

•	Investment in NMTR convertible preferred stock; and

•	Investment in NMTR common stock

There was no adjustment recorded to retained earnings related to the adoption of SFAS 159.

Subsequent to the adoption of SFAS 159, we have elected to apply the fair value option to new positions within the above categories. In certain cases, we may continue to apply the equity method of accounting to those investments which are strategic in nature or are closely related to our principal business activities, where we have a significant degree of involvement in the cash flows or operations of the investee.

Loan Receivable

Loan receivable consists of a participation interest in a loan made by JMPRT to a client as part of its normal business operations. The loan is collateralized by real estate related assets, and bears interest at the rate of 20% per annum, payable monthly in arrears. The principal of the loan was due and payable on December 1, 2007, but was extended until September 2008 for an additional fee at the borrower’s option and in connection with a partial repayment. On September 25, 2007, the board of directors of JMPRT declared a distribution payable to its shareholders in the form of participation interests in the fair market value of the loan receivable. The distribution was made in October 2007.

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

Income Taxes

The Successor, JMP Group Inc., accounts for income taxes in accordance with Statement of Financial Standards No. 109, Accounting for Income Taxes, (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets and liabilities based upon the temporary differences between the financial reporting and tax bases of the assets and liabilities. Valuation allowances are established when necessary to reduce the deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Predecessor, JMP Group LLC, was a limited liability company and was treated as a partnership for federal and state income tax purposes. Therefore, the Predecessor was not subject to federal and state income taxes, and accordingly, did not provide for the federal and state income taxes in the financial statements, but it was liable for state and local unincorporated business tax or franchise tax.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified prospective method. Under that method of adoption, the provisions of SFAS 123R are generally only applied to share-based awards granted subsequent to adoption. Prior to January 1, 2006, the Company accounted for stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R requires measurement of compensation cost for stock-based awards classified as equity at their fair value on the date of grant and the recognition of compensation expense over the service period for awards expected to vest. Such grants are recognized as expense over the service period, net of estimated forfeitures.

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

In accordance with generally accepted valuation practices for stock-based awards issued as compensation, the Company uses the Black-Scholes option-pricing model to calculate the fair value of option awards, although such models were originally developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock options and restricted stock units. The Black-Scholes model requires subjective assumptions regarding variables such as future stock price volatility, dividend yield and expected time to exercise, which greatly affect the calculated values.

Reclassification

Certain balances from prior years have been reclassified in order to conform to the current year presentation. The reclassifications had no impact on the Company’s financial position, net income or cash flows.

3. Recent Accounting Pronouncements

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

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). In March 2008, the FASB issued SFAS No. 161, which requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued and for fiscal years and interim periods after November 15, 2008. Early application is permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

4. Financial Instruments

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial instrument assets and liabilities carried at fair value have been classified and disclosed in one of the following three categories:

Level 1	Quoted market prices in active markets for identical assets or liabilities.
Level 2	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3	Unobservable inputs that are not corroborated by market data.

Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as U.S. listed and OTC equity securities, or broker or dealer price quotations, as well as quasi-government agency securities, all of which are carried at fair value.

Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, prepayment speeds, default rates, loss severity, as well as other measurements. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Included in this category is the general partner investment in hedge funds, where the underlying hedge funds are mainly invested in publicly traded stocks whose value is based on quoted market prices.

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. A description of the valuation techniques utilized for the fair value of the financial instruments in this category is as follows:

•	General partner investment in funds of funds and limited partner investment in private equity fund: determined by net asset value provided by third party general partners;

•	Investment in NMTR convertible preferred stock: determined by the Company using the Black-Scholes credit adjusted valuation model on Bloomberg; and

•	Warrants: determined by the Company using the Black-Scholes Options Valuation model.

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to SFAS 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as “Level 3.”

The following tables provide fair value information related to the Company’s financial assets and liabilities:

	Assets at Fair Value as of March 31, 2008
	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Marketable Securities Owned:
Equity securities	$14,940,333	$—	$—	$14,940,333
Quasi-government agency securities	8,738,490	—	—	8,738,490

Total marketable securities owned	$23,678,823	$—	$—	$23,678,823

Other Investments:
General partner investment in hedge funds	$—	$23,511,145	$—	$23,511,145
General partner investment in funds of funds	—	—	4,498,151	4,498,151

Total general partner investment in funds	—	23,511,145	4,498,151	28,009,296
Limited partner investment in private equity fund	—	—	2,296,747	2,296,747
Investment in NMTR convertible preferred stock (1)	—	—	14,177,062	14,177,062
Investment in NMTR common stock (1)	3,024,574	—	—	3,024,574
Warrants	—	—	227,172	227,172

Total other investments	$3,024,574	$23,511,145	$21,199,132	$47,734,851

(1) Carried in the Consolidated Statements of Financial Condition at fair value in accordance with SFAS 159.

	Liabilities at Fair Value as of March 31, 2008
	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Marketable securities sold, but not yet purchased	$12,784,681	$—	$—	$12,784,681

The following table provides a reconciliation of the beginning and ending balances for the assets at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2008:

	Balance as of December 31, 2007	Purchases/(sales), net	Total gains and (losses) (realized and unrealized)	Transfers in/(out) of Level 3	Balance as of March 31, 2008	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$4,460,971	$—	$37,180	$—	$4,498,151	$37,180
Limited partner investment in private equity fund	2,282,582	60,100	(45,935)	—	2,296,747	(45,935)
Investment in NMTR convertible preferred stock	—	15,000,000	(822,938)	—	14,177,062	(822,938)
Warrants	300,503	—	(73,331)	—	227,172	(73,331)

Total Level 3	$7,044,056	$15,060,100	$(905,024)	$—	$21,199,132	$(905,024)

Total gains and losses represent the total gains and/or losses (realized and unrealized) recorded for the Level 3 assets and are reported in principal transactions, net in the accompanying Consolidated Statements of Net Income. Additionally, the change in the unrealized gains and losses are partially offset by realized gains and losses during the period.

Purchases/sales represent the net amount of Level 3 assets that were either purchased or sold during the period. The amounts were recorded at fair value at the date of the transaction.

Net transfers in/out of Level 3 represent existing financial assets that previously categorized at a higher level. Transfers into or out of Level 3 result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets.

The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to Level 3 assets still held at the end of the period were reported in Principal transactions, net in the accompanying Consolidated Statements of Net Income. The change in unrealized gains and losses are partially offset by realized gains and losses during the period.

5. Fixed Assets

At March 31, 2008 and December 31, 2007, fixed assets consisted of the following:

	March 31, 2008	December 31, 2007
	Successor
Furniture and fixtures	$1,322,942	$1,314,278
Computer and office equipment	3,111,618	2,994,005
Leasehold improvements	2,320,338	2,320,338
Software	482,618	479,931
Less: accumulated depreciation	(5,517,066)	(5,251,108)

Total fixed assets, net	$1,720,450	$1,857,444

Depreciation expense for the three months ended March 31, 2008 and 2007 was $265,958 and $356,517, respectively.

6. Note Payable

On August 3, 2006, the Predecessor entered into a revolving note with City National Bank for up to $30.0 million, replacing a prior $10.0 million annual revolving note. Each draw bears interest at the prime rate less 1.25% annually or at LIBOR plus 1.25% annually, at the election of the Company. The Company paid a closing fee of $75,000 and pays an annual unused commitment fee of 0.25% payable quarterly in arrears. There are no periodic principal payments required for this facility until maturity. On March 27, 2008, the Company amended the agreement to extend the expiration date from June 30, 2008 to December 31, 2009, with the option at expiry to extend up to $10.0 million of the revolving note for an additional three years to December 31, 2012. This facility is collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and JMPAM. At March 31, 2008, the balance outstanding was $4.5 million, representing the draw down of $4.5 million on February 21, 2008 to fund the Company’s purchase of NMTR common stock for an aggregate amount of $4.5 million in a $60 million private investment of public equity (“PIPE”) transaction executed by NMTR on February 18, 2008.

7. Shareholders’ Equity

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

The Company intends to pay regular quarterly cash dividends on all outstanding shares of common stock. The Company does not plan to pay dividends on unvested shares of restricted stock. On March 10, 2008, the Company’s board of directors declared a cash dividend of $0.05 per share of common stock for the fourth quarter of 2007 which was paid on April 11, 2008 to common shareholders of record on March 28, 2008.

Stock Repurchase Program

The 1.5 million share repurchase program authorized in August and November 2007 was fully executed as of January 18, 2008. On March 10, 2008, the Company’s board of directors authorized the buyback of an additional 2.0 million shares during the subsequent eighteen months, depending on market conditions.

During the quarter ended March 31, 2008, the Company repurchased 126,005 shares of the Company’s common stock at an average price of $7.01 per share for an aggregate purchase price of $883,136.

The timing and amount of any repurchases will be determined by JMP management based on its evaluation of market conditions, the relative attractiveness of other capital deployment activities, regulatory considerations and other factors. Any open market stock repurchase activities will be conducted in compliance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. Repurchases of common stock may also be made under a Rule 10b5-1 plan which would permit common stock to be repurchased pursuant to a predetermined formula when the Company may otherwise be prohibited from doing so under insider trading laws. This repurchase program may be suspended or discontinued at any time.

8. Stock-Based Compensation

On March 26, 2007, the board of directors adopted the JMP Group Inc. 2007 Equity Incentive Plan (“JMP Group 2007 Plan”), which was approved by the stockholders on April 12, 2007. JMP Group Inc. authorized the issuance of 4,000,000 shares of its common stock under this Plan. This amount may be increased by any shares JMP Group Inc. purchases on the open market, or through any share repurchase or share exchange program, as well as any shares that may be returned to the JMP Group LLC 2004 Equity Incentive Plan (“JMP Group 2004 Plan”) as a result of forfeiture, termination or expiration of awards; not to exceed a maximum aggregate number of shares of 2,960,000 shares under the JMP Group 2004 Plan. The Company will issue shares upon exercises from authorized and reserved but unissued shares or from treasury stock.

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008		2007
	Shares Subject to Option	Weighted Average Exercise Price	Shares Subject to Option	Weighted Average Exercise Price
Balance, beginning of period	2,384,890	$11.47	2,639,940	$11.44
Granted	—	$—	75,000	$12.50
Exercised	—	$—	—	$—
Forfeited	(20,350)	$10.00	(161,000)	$10.78
Expired	(1,850)	$10.00	—	$—

Balance, end of period	2,362,690	$11.48	2,553,940	$11.51

Options exercisable at end of period	1,842,895	$11.85	336,934	$10.74

Weighted average fair value of options granted during the period	—	$—	$3.01	$12.50

	As of March 31, 2008
	Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Average Intrinsic Value
$10.00 -$15.00	2,362,690	6.49	$11.48	$—	1,842,895	6.19	$11.85	$—

In accordance with the requirements of SFAS 123R and FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, the Successor and the Predecessor recognize stock-based compensation expense for stock options over the graded vesting period of the options using the accelerated attribution method, resulting in compensation expense as follows:

	Three Months Ended March 31,
	2008	2007
	Successor	Predecessor
Compensation expense recognized related to stock options	$6,910	$542,402

There were no stock options exercised in the three months ended March 31, 2008 and 2007. As a result, the Company did not recognize any current income tax benefits during these periods.

As of March 31, 2008, there was $64,271 of unrecognized compensation expense related to stock options expected to be recognized over a weighted average period of 2.05 years.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to employees and non-employee directors at no cost to the recipient. An RSU entitles the recipient to receive a share of common stock after the applicable restrictions lapse. These awards are subject to vesting schedules and continued employment with the Company. Some of these awards are also subject to post vesting lockup restrictions. In the event of a change in control or corporate transactions, or if the vesting of all or certain of the RSUs are otherwise accelerated, the RSUs will vest immediately prior to the effective date of such an event.

In determining the 2007 year-end bonus compensation levels, the Company incorporated the equity award program into such considerations. As a result, on January 16, 2008, the Company awarded 1,558,246 RSUs under the JMP Group 2007 Equity Award Plan to all eligible employees. The total fair value of these awards on grant date was $9,128,218. The fair value per unit was based on the market value of the underlying stock on grant date, discounted for post vesting restrictions and future dividends not expected to be received by unvested RSUs over the vesting period. The valuation methodology included an initial assumed expected dividend yield of 3.0%, and a risk-free discount rate of 2.57%. Discounts for post-vesting restrictions were calculated using the Finnerty Model, which was developed to estimate the impact of transfer restrictions on stock prices based on empirical studies.

These RSUs were awarded in three separate tranches. The first tranche of 773,210 units will vest 50% on each of the first and second anniversary of the grant date and is subject to a lockup period until January 15, 2012. The second tranche of 170,104 units will vest 50% on the second anniversary, and 25% on each of the third and fourth anniversary of the grant date and is subject to a lockup period until January 15, 2012. The third tranche of 614,930 units will vest 100% on fourth anniversary of the grant date and is subject to a lockup period until January 15, 2014.

In the event of a change in control, the vesting of these tranches will accelerate and the underlying shares will be released from lockup. Shares issued shall be subject to forfeiture through the lockup period upon termination for cause; or breaches of certain confidentiality, non-compete, or non-solicitation agreements.

In January 2008, the Company also awarded 3,415 RSUs to a new hire employee. These units will vest 25%, 35% and 40% on the second, third and fourth anniversary, respectively, of grant date. There is no lockup period for these units.

The following table summarizes the RSU activity for the three months ended March 31, 2008:

	Three Months Ended March 31, 2008	Weighted Average Grant Date Fair Value
Balance, beginning of period	1,943,336	$10.30
Granted	1,561,659	$5.86
Vested	—	$—
Forfeited	(112,584)	$8.72

Balance, end of period	3,392,411	$8.31

There were no RSUs vested for the three months ended March 31, 2008, therefore, the Company did not recognize any current tax benefits.

The Company recognizes compensation expense over a graded vesting period using the accelerated attribution method, and recorded $1,034,542 in non-cash compensation expense for the three months ended March 31, 2008 in connection with the award of RSUs prior to the initial public offering date. In addition, the Company recorded $1,038,061 in non-cash compensation expense for the three months ended March 31, 2008 for RSUs granted after the initial public offering.

As of March 31, 2008, there was $22,301,779 of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 2.81 years.

9. Net Income per Share of Common Stock and Net Income per Unit Attributable to Class A and Class B Common Interests

The Company calculates its net income per share, and the Predecessor calculated its net income per unit attributable to Class A and Class B common interests, in accordance with SFAS No. 128, Earnings per Share.

Basic net income per share for the Company is calculated by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share is calculated by adjusting the weighted average number of outstanding shares to reflect the potential dilutive impact as if all potentially dilutive stock options or RSUs were exercised or converted.

Basic net income per unit for the Predecessor is calculated by dividing net income attributable to Class A and Class B common interests by the weighted average number of units of Class A and Class B common interests outstanding for the reporting period. Diluted net income per unit is computed similarly, except that it reflects the potential dilutive impact that would occur if potentially dilutive securities were exercised or converted into membership interests. To determine an average market price for applying the treasury stock method, the Predecessor estimated the fair market value of the Predecessor’s Class B common interests based on trades of Class B common interests between third parties and earnings multiples of publicly traded comparables.

The computations of basic and diluted net income per share and basic and diluted net income per unit for the three months ended March 31, 2008 and 2007 are shown in the table below:

	Three Months Ended March 31,
	2008	2007
	Successor	Predecessor
		Class A Common	Class B Common
Numerator:
Net income	$678,800	$419,816	$405,465

Denominator:
Basic weighted average Class A and Class B common interests Outstanding		2,381,410	2,300,000

Basic weighted average shares outstanding	20,545,926

Effect of potential dilutive securities:
Options to purchase Class B common interests	—	59,113	57,093
Options to purchase common shares	—	—	—
Restricted stock units	293,003	—	—

Diluted weighted average Class A and Class B common interests outstanding		2,440,523	2,357,093

Diluted weighted average shares outstanding	20,838,929

Net income per unit attributable to Class A and Class B common Interests
Basic		$0.18	$0.18
Diluted		$0.17	$0.17
Net income per share
Basic	$0.03
Diluted	$0.03

Stock options to purchase 2,370,417 common shares and no options to purchase Class A or Class B common interests for the three months ended March 31, 2008 and 2007, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted common units or diluted common shares outstanding.

10. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the United States Internal Revenue Service. There were no contributions by the Company during the three months ended March 31, 2008 and 2007.

11. Income Taxes

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

As a result of the Reorganization, JMP Group Inc. (formerly JMP Holdings Inc.) succeeded to the business of the Predecessor. The Company is subject to U.S. federal and state income taxes on all taxable income earned subsequent to May 15, 2007 by JMP Group LLC and its subsidiaries. As a result of the Reorganization, upon the change of tax status of JMP Group LLC from a partnership to a wholly-owned disregarded entity of the Company, the Company recognized a one-time tax benefit of $4,084,993 in connection with the establishment of net deferred tax items of $10,169,354. For the three months ended March 31, 2008, the Company recorded a total tax benefit of $159,574, which included a tax benefit adjustment of $317,801 to the $4,084,993 one-time tax benefit recorded in 2007.

The components of the Successor’s income tax expense for the period ended March 31, 2008 are as follows:

Three Months Ended March 31, 2008
Successor
Federal	$1,525,565
State	371,376

Total current tax expense (benefit)	1,896,941
Federal	(1,789,448)
State	(267,067)

Total deferred tax expense (benefit)	(2,056,515)

Total income tax expense (benefit)	$(159,574)

A reconciliation of the statutory U.S. federal income tax rate to the Successor’s effective tax rate for the period ended March 31, 2008 is as follows:

Three Months Ended March 31, 2008
Successor
Tax at federal statutory tax rate	35.00%
State income tax, net of federal tax	5.75%
Adjustment for permanent items	(10.28)%

Rate before one-time events	30.47%
Adjustment to deferred tax recognized upon JMP Group LLC’s tax status change	(61.21)%

Effective tax rate	(30.74)%

As of March 31, 2008, the components of deferred tax assets and liabilities are as follows:

March 31, 2008
Successor
Deferred tax assets:
Accrued compensation and related expenses	$94,843
Equity based compensation	4,022,570
Depreciation and amortization	297,463
Reserves and allowances	174,922
Net unrealized capital losses	1,557,414
State tax	132,161
Other	122,383

Total deferred tax assets	6,401,756
Deferred tax liabilities:
Investment in partnerships	(1,719,014)

Total deferred tax liabilities	(1,719,014)
Valuation allowance	—

Net deferred tax assets	$4,682,742

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

The Company’s policy for recording interest and penalties associated with the tax audits or unrecognized tax benefits, if any, is to record such items as a component of income before taxes. Penalties, if incurred, would be recorded in “administration”, and interest paid or received would be recorded in “interest and dividend expense” in the Consolidated Statements of Net Income.

12. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts and New York under various operating leases. Rental expense for the three months ended March 31, 2008 and 2007 was $469,563 and $466,391, respectively.

The California and New York leases included a period of free rent at the start of the lease for seven months and three months, respectively. Rent expense is recognized over the entire lease uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

April 1 through December 31, 2008	$1,502,003
2009	2,253,008
2010	2,250,368
2011	1,625,711
2012	—

Total	$7,631,090

In connection with its underwriting activities, JMP Securities enters into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. At March 31, 2008, JMP Securities had no open underwriting commitments.

The marketable securities owned and the restricted cash as well as the cash held by the clearing broker, may be used to maintain margin requirements. At March 31, 2008 and 2007, the Company had $255,336 of cash on deposit with JMP Securities’ clearing broker. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

The Company had, as of March 31, 2008, a capital commitment of $335,800 related to its investment in a private investment fund.

13. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $35,144,872 and $51,329,438, which were $34,417,694 and $50,583,243 in excess of the required net capital of $727,178 and $746,195 at March 31, 2008 and December 31, 2007, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.31 to 1 and 0.22 to 1 at March 31, 2008 and December 31, 2007, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

14. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for entities, including corporations, partnerships and offshore investment companies. The Company may also own an investment in these companies. Base management fees earned were $1,033,720 and $641,227 for the three months ended March 31, 2008 and 2007, respectively. Also, JMPAM earned incentive fees of $1,740,133 and $262,525 from these entities for the three months ended March 31, 2008 and 2007, respectively.

15. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at March 31, 2008 had settled with no resulting liability to the Company. For the three months ended March 31, 2008 and 2007, the Company did not have a loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of March 31, 2008.

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

The Company’s segment information for the three months ended March 31, 2008 and 2007 was prepared using the following methodology:

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

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

	Three Months Ended March 31,
	2008	2007
	Successor	Predecessor
Broker-Dealer
Revenues	$15,054,620	$20,417,628
Operating expenses	15,763,256	16,323,171

Segment operating (loss) income	$(708,636)	$4,094,457

Segment assets	$100,375,441	$62,041,305
Asset Management
Revenues	$4,696,961	$1,495,989
Operating expenses	3,525,530	1,161,091

Segment operating income	$1,171,431	$334,898

Segment assets	$67,978,289	$26,387,620
Corporate
Operating expenses	$—	$3,468,596
Consolidated Entity
Revenues	19,751,581	21,913,617
Operating expenses	19,288,786	20,952,858

Income before income tax benefit and minority interest	$462,795	$960,759

Total assets	$168,353,730	$88,428,925

19. Subsequent Events

On May 8, 2008, the Company’s board of directors declared a cash dividend of $0.05 per share of common stock for the first quarter of 2008 to be paid on June 13, 2008 to common shareholders of record on May 30, 2008.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read together with the unaudited consolidated financial statements and the related notes included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, refer to the MD&A for the fiscal year ended December 31, 2007 contained in our annual report on Form 10-K filed with the SEC on March 13, 2008.

Cautionary Statement Regarding Forward Looking Statements

This MD&A and other sections of this report contain forward looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events that we believe to be reasonable. There are or may be important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed under the caption “Risk Factors” in our annual report on Form 10-K. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date of filing of this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

Non-GAAP Financial Measures

In addition to the GAAP financial results presented, we may present non-GAAP financial measures. Company management believes that this presentation provides additional information that enables meaningful comparison of the Company’s financial performance in various periods. The non-GAAP financial results presented should not be considered a substitute for results that are presented in a manner consistent with GAAP. These non-GAAP measures are provided to enhance investors’ overall understanding of our financial performance. A limitation of utilizing non-GAAP measures is that the GAAP accounting effects of events do in fact reflect the underlying financial results of our business, which should not be ignored in evaluating and analyzing the company. Therefore, management believes that both the Company’s GAAP measures of its financial performance and the respective non-GAAP measures should be considered together. The non-GAAP measures presented may not be comparable to similarly titled measures presented by other companies.

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

In connection with its initial public offering, JMP Holdings changed its name to JMP Group Inc., and effective May 16, 2007, members of JMP Group LLC exchanged the outstanding membership interests of JMP Group LLC for shares of common stock of JMP Group Inc. As a result of the exchange, JMP Group LLC became JMP Group Inc.’s wholly-owned subsidiary and JMP Group Inc., or the Successor, completed its initial public offering on May 16, 2007. This corporate reorganization, or Reorganization, is described in greater detail in the Registration Statement on Form S-1 (File No. 333-140689) filed with the Securities and Exchange Commission in connection with the initial public offering.

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

Private Placement Revenues

We earn agency placement fees in non-underwritten transactions such as private placements of equity securities, private investments in public equity (“PIPE”), Rule 144A private offerings and trust preferred securities offerings. We record private placement revenues on the closing date of these transactions.

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

The following table presents certain information with respect to the investment funds managed by JMP Asset Management (“JMPAM”):

	Net Asset Value at		Company’s Share of Net Asset Value at
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
	Successor		Successor
Funds Managed by JMPAM:
Hedge Funds:
Harvest Opportunity Partners II	$76,781,319	$60,689,192	$9,338,344	$9,108,059
Harvest Small Cap Partners	112,460,684	63,070,695	14,172,942	11,405,427
Harvest Consumer Partners *	4,910,077	4,656,976	2,427,888	2,349,621
Harvest Technology Partners *	5,913,404	4,917,626	2,308,872	1,807,051
Funds of Funds:
JMP Masters Fund	119,254,412	111,314,314	3,401,641	3,367,116
JMP Emerging Masters Fund	12,614,033	12,639,186	1,096,811	1,093,855
REIT:
JMP Realty Trust *	17,957,558	18,205,867	8,895,057	9,018,087
New York Mortgage Trust **	48,413,824	—	N/A	N/A

Total funds managed by JMPAM	$398,305,311	$275,493,856	$41,641,555	$38,149,216

*	The Company’s share of net asset value in HTP, HCP and JMP Realty Trust (“JMPRT”) is consolidated in the Company’s Statements of Financial Condition, net of minority interest.

**	The portion of the net asset value of New York Mortgage Trust, Inc. (“NMTR”) that is subject to the management fee calculation. In connection with its investment in NMTR, in January 2008, the Company entered into an advisory agreement between JMPAM and NMTR.

	Three Months Ended March 31, 2008
	Company’s Share of Change in Fair Value	JMPAM Management Fee	JMPAM Incentive Fee
	Successor	Successor	Successor
Hedge Funds:
Harvest Opportunity Partners II	$193,895	$174,629	$38,775
Harvest Small Cap Partners	1,606,429	356,423	1,659,315
Harvest Consumer Partners *	76,259	5,534	2,010
Harvest Technology Partners *	1,756	6,925	63
Funds of Funds:
JMP Masters Fund	34,224	284,708	30,823
JMP Emerging Masters Fund	2,956	26,948	9,147
REIT:
JMP Realty Trust *	(153,409)	69,386	—
New York Mortgage Trust	(1,730,589)	109,167	—

Totals	$31,521	$1,033,720	$1,740,133

	Three Months Ended March 31, 2007
	Company’s Share of Change in Fair Value	JMPAM Management Fee	JMPAM Incentive Fee
	Predecessor	Predecessor	Predecessor
Hedge Funds:
Harvest Opportunity Partners II	$1,480	$309,140	$—
Harvest Value Income Plus **	(29,148)	40,814	—
Harvest Small Cap Partners	331,913	57,272	226,954
Harvest Consumer Partners *	22,708	4,937	4,501
Harvest Technology Partners *	39,049	3,199	8,835
Funds of Funds:
JMP Masters Fund	16,901	188,312	20,223
JMP Emerging Masters Fund	—	22,556	2,012
REIT:
JMP Realty Trust *	(21,931)	14,997	—

Totals	$360,972	$641,227	$262,525

*	Revenues earned from HTP, HCP and JMPRT are consolidated and then eliminated in consolidation in the Company’s Statements of Net Income, net of minority interest.

**	On December 31, 2007, HVIP was liquidated and its assets distributed to its partners.

As of March 31, 2008, the contractual base management fees earned from each of these investment funds ranged between 1% and 2% of assets under management. The contractual incentive fees were generally (i) 20%, subject to highwater marks, for the hedge funds; (ii) 5% to 20%, subject to highwater marks or a performance hurdle rate, for the funds of funds; and (iii) 25%, subject to a performance hurdle rate, for JMPRT and NMTR.

Principal Transactions

Principal transactions revenues includes realized and unrealized net gains and losses resulting from our principal investments, which includes investments in equity and other securities for our own account and as the general partner of funds managed by us, warrants we may receive from certain investment banking assignments, as well as limited partner investments in private funds managed by third parties. In addition, we invest a portion of our capital in a portfolio of equity securities managed by JMPAM and in side-by-side investments in the funds managed by us. In certain cases, we also co-invest alongside our institutional clients in private transactions resulting from our investment banking business.

Interest, Dividends and Other Income

Interest, dividends and other income includes interest and dividend income generated by our cash and investments. Other income also includes revenue sharing arrangements with, and fees earned to raise capital for third-party investment partnerships, or funds.

Components of Expenses

We classify our expenses as compensation and benefits, income allocation and accretion - Redeemable Class A member interests, administration expense, brokerage, clearing and exchange fees, interest and dividend expense and other expenses. A significant portion of our expense base is variable, including compensation and benefits, brokerage and clearance, communication and data processing, and travel and entertainment expenses.

Compensation and Benefits

Compensation and benefits is the largest component of our expenses and includes employees’ base pay, performance bonuses, sales commissions, related payroll taxes, medical and benefits expenses, as well as expenses for contractors, temporary employees and equity-based compensation. Our employees receive the majority of their compensation in the form of individual performance-based bonuses. As is the widespread practice in our industry, we pay bonuses on an annual basis, which for senior professionals typically make up a large portion of their total compensation. Compensation is accrued based on a ratio of total compensation and benefits to total revenues. We accrue for the estimated amount of these bonus payments ratably over the applicable service period. Bonus payments may have a greater impact on our cash position and liquidity in the periods in which they are paid than would otherwise be reflected in our Consolidated Statements of Net Income. We expect that our compensation and benefits expense, excluding equity-based awards made prior to and in connection with our initial public offering, will be approximately 60% of revenues each year, although we may change this rate at any time.

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

Redeemable Class A member interests were accounted for as stock-based compensation and classified as a liability. As a result, the share of our income allocated to Redeemable Class A member interests, based on the membership percentage owned, and any additional changes in the redemption amount of Redeemable Class A member interests was recorded as “Income allocation and accretion—Redeemable Class A member interests” in our Consolidated Statements of Net Income. When we completed our Reorganization on May 16, 2007, our Redeemable Class A member interests were exchanged into shares of our common stock.

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

Minority Interest

Minority interest relates to the interest of third parties in JMPRT and in two of our asset management funds, Harvest Consumer Partners, or HCP, and Harvest Technology Partners, or HTP, as well as in Opportunity Acquisition Corp. JMPRT is a real estate investment trust that was formed in June 2006. JMPRT is managed by JMPAM. Because of the current ownership and external management position, we consolidate JMPRT and record a minority interest. JMPAM is also the general partner of Harvest Consumer Partners and Harvest Technology Partners. Due to our ownership and resulting control by JMPAM and related parties, management believes that limited partners currently do not have substantive rights to remove the general partner, and, therefore, these two funds are consolidated in the financial statements and minority interest is recorded. Opportunity Acquisition Corp., also a partially owned subsidiary consolidated on our books, is a special purpose acquisition corporation or “SPAC,” of which JMP Group Inc. is the sponsor.

Historical Results of Operations

The following table sets forth our historical results of operations for the three months ended March 31, 2008 and 2007 and is not necessarily indicative of the results to be expected for any future period.

	For the Three Months Ended March 31,
	2008	2007	2007 to 2008
(in thousands)	Successor	Predecessor	$	%
Revenues
Investment banking	$8,107	$11,493	$(3,386)	-29.5%
Brokerage	8,142	8,632	(490)	-5.7%
Asset management fees	2,742	888	1,854	208.8%
Principal transactions	(1,380)	(68)	(1,312)	-1929.2%
Interest, dividends and other income	2,141	969	1,172	121.0%

Total revenues	19,752	21,914	(2,162)	-9.9%
Expenses
Compensation and benefits	12,589	12,831	(242)	-1.9%
Income allocation and accretion – Redeemable Class A member interests	—	3,050	(3,050)	-100.0%
Administration	1,281	1,005	276	27.5%
Brokerage, clearing and exchange fees	1,373	1,139	234	20.5%
Interest and dividend expense	216	504	(288)	-57.1%
Other	3,830	2,424	1,406	58.0%

Total expenses	19,289	20,953	(1,664)	-7.9%

Income before income tax benefit and minority interest	463	961	(498)	-51.8%
Income tax benefit	(160)	—	(160)	N/A
Minority interest	(56)	136	(192)	-141.2%

Net income	$679	$825	$(146)	-17.6%

Three Months Ended March 31, 2008, Compared to Three Months Ended March 31, 2007

Overview

Total revenues decreased $2.2 million, or 9.9%, from $21.9 million for the quarter ended March 31, 2007 to $19.8 million for the quarter ended March 31, 2008. The decrease was primarily due to a decrease in investment banking revenue of $3.4 million and principal transactions revenue of $1.3 million, partially offset by an increase in asset management fee revenue of $1.9 million and interest, dividends and other income of $1.2 million.

Total expenses decreased by $1.7 million, or 7.9%, from $21.0 million for the quarter ended March 31, 2007 to $19.3 million for the quarter ended March 31, 2008, primarily because we discontinued recognizing income allocated to the Redeemable Class A member interests after the Reorganization. This resulted in a decrease in income allocation and accretion/(dilution) expense of $3.1 million, partially offset by an increase in other expense of $1.4 million.

Net income decreased $0.1 million from $0.8 million for the quarter ended March 31, 2007 to $0.7 million for the quarter ended March 31, 2008, primarily as a result of the aforementioned decrease in revenues.

Revenues

Investment Banking

Investment banking revenues decreased $3.4 million, or 29.5%, from $11.5 million for the quarter ended March 31, 2007 to $8.1 million for the same period in 2008, and decreased as a percentage of total revenues from 52.4% to 41.4%, respectively. The decrease in revenues reflects a lower level of activity in our public equity underwriting, strategic advisory and private placement business. Public equity underwriting revenues decreased by $0.9 million, or 26.8%, from $3.4 million for the quarter ended March 31, 2007 to $2.5 million for the quarter ended March 31, 2008. We executed four public equity underwriting transactions in the quarter ended March 31, 2008 compared to six in the three months ended March 31, 2007. Average revenues per public equity underwriting transaction, however, increased by 9.8%. Our strategic advisory revenues decreased $1.5 million, or 42.7%, from $3.5 million for the quarter ended March 31, 2007 to $2.0 million for the quarter ended March 31, 2008, due to fewer transactions executed in the first quarter of 2008 compared to the first quarter of 2007, in which two and four transactions were executed, respectively. Average revenues per strategic advisory transaction, however, increased

14.5%. Private placement revenues decreased $1.0 million, or 21.2%, from $4.6 million for the quarter ended March 31, 2007 to $3.6 million for the quarter ended March 31, 2008. The decrease was primarily due to fewer executed private transactions, in particular in originations of trust preferred securities, and was partially offset by higher average revenues per transaction, which increased 136.5%.

Brokerage Revenues

Brokerage revenues decreased by $0.5 million, or 5.7%, from $8.6 million for the quarter ended March 31, 2007 to $8.1 million for the quarter ended March 31, 2008. The decrease was a result of an increase in trading losses, partially offset by higher gross commission revenue for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. The increase in commissions resulted from increased trading activity with existing clients, and the addition of new institutional clients during the period. The increase in trading losses resulted from significantly higher market volatility in the first quarter 2008 and increased market making activities. Brokerage revenues increased as a percentage of total revenues, from 39.4% for the quarter ended March 31, 2007 to 41.5% for the quarter ended March 31, 2008.

Asset Management Fees

Asset management fees increased $1.9 million, or 208.8%, from $0.9 million for the quarter ended March 31, 2007 to $2.7 million for the quarter ended March 31, 2008. Asset management fees include both base management fees and incentive fees for our funds under management. Base management fees and incentive management fees both increased from the quarter ended March 31, 2007 to the quarter ended March 31, 2008. The increase in base management fees is the result of an increase in assets under management from $224.0 million as of March 31, 2007 to $356.7 million as of March 31, 2008. The increase in incentive fees is due to the improved performance of our families of funds, in particular of Harvest Small Cap Partners. As a percentage of total revenues, asset management fees increased from 4.1% for the quarter ended March 31, 2007 to 14.0% for the same period in 2008.

Principal Transactions

Principal transaction revenues decreased $1.3 million from a loss of $0.1 million for the quarter ended March 31, 2007 to a loss of $1.4 million for the quarter ended March 31, 2008. The decrease was primarily due to increased losses from investments in equity and other securities of $2.8 million, which resulted in part from unrealized losses in our convertible preferred security and equity security investments in NMTR, for which we recognized $0.8 million and $1.5 million in unrealized losses, respectively, for the quarter ended March 31, 2008. The decrease was also due to an increase of $0.1 million in losses related to the value of warrants received from certain investment banking assignments, as well as limited partner investments in private funds managed by third parties. The increase in losses was partially offset by an increase in gains of $1.5 million from investment partnerships, attributable to the performance of the funds managed by us in which we invest a portion of our capital.

Interest, Dividends and Other Income

Interest, dividends and other income increased $1.2 million, or 121.0%, from $1.0 million for the quarter ended March 31, 2007 to $2.1 million for the same period in 2008. Of the increase, $0.8 million was attributable to interest and dividend income, which increased from $0.8 million for the quarter ended March 31, 2007 to $1.6 million for the same period in 2008, and $0.4 million was attributable to other income from revenue sharing arrangements with, and fees earned to raise capital for third-party investment partnerships or funds, which increased from $0.2 million for the quarter ended March 31, 2007 to $0.6 million for the same period in 2008. The increase in interest and dividend income was primarily due to investing of proceeds from our May 2007 initial public offering in short duration AAA rated securities, and to the dividend earned from our investment in NMTR convertible preferred securities. We also engaged in more active cash management and increased the capital allocation to our investment portfolio, which returned higher interest and dividend income as a percent of total invested capital.

Expenses

Compensation and Benefits

Compensation and benefits, which includes salaries, commissions and performance bonus compensation to our employees, decreased $0.2 million, or 1.9%, from $12.8 million for the quarter ended March 31, 2007 to $12.6 million for the quarter ended March 31, 2008. Of the total compensation and benefits expense for this period, $2.1 million is attributable to equity-based compensation expenses, comprised of expense recognized for restricted stock units granted in connection with the initial public offering in May 2007 of $1.0 million, as well as restricted stock units granted after the initial public offering in connection with annual bonuses and other awards of $1.1 million. The increase was partially offset by $1.8 million in lower employee payroll and accrual for bonuses, which is primarily attributable to the application of our target compensation to revenue ratio used for the accrual of bonuses to decreased revenues in the quarter ended March 31, 2008, compared to the same quarter in 2007. Compensation and benefits as a percentage of revenues increased from 58.6% of total revenues for the quarter ended March 31, 2007 to 63.7% for the quarter ended March 31, 2008. Excluding expense in the amount of $1.0 million from equity-based awards granted in connection with the initial public offering, as a percentage of revenues, compensation and benefits decreased slightly from 58.6% of total revenues for the quarter ended March 31, 2007 to 58.5% for the same period in 2008.

Income Allocation and Accretion/(Dilution)

Income allocation and accretion/(dilution) decreased $3.0 million from $3.0 million for the quarter ended March 31, 2007 to none for the quarter ended March 31, 2008. Due to our Reorganization as a C-corporation in connection with our initial public offering on May 16, 2007, periods after this date no longer reflect an expense for income allocation and accretion/(dilution).

Administration

Administration expenses increased $0.3 million, or 27.5%, from $1.0 million for the quarter ended March 31, 2007 to $1.3 million for the quarter ended March 31, 2008. The increase was primarily due to higher insurance and other expenses associated with being a public company, as well as to higher conference expenses in the first quarter 2008 compared to the same quarter in 2007. Administration expense increased from 4.6% of total revenues for the quarter ended March 31, 2007 to 6.5% for the same period in 2008.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees increased $0.2 million, or 20.5%, from $1.1 million for the quarter ended March 31, 2007 to $1.4 million for the quarter ended March 31, 2008. The increase was primarily due to an increase in trading activity in our sales and trading business as total shares traded increased 157.4% from the quarter ended March 31, 2007 to the quarter ended March 31, 2008. As a percentage of total revenues, our brokerage, clearing and exchange fees increased from 5.2% for the quarter ended March 31, 2007 to 7.0% for the same period in 2008.

Interest and Dividend Expense

Interest and dividend expense decreased $0.3 million, or 57.1%, from $0.5 million for the quarter ended March 31, 2007 to $0.2 million for the quarter ended March 31, 2008. The decrease was primarily due to the discontinuation of interest payments to Redeemable Class A members, as a result of the exchange into common stock at the time of the initial public offering. As a percentage of total revenues, interest and dividend expense decreased from 2.3% for the quarter ended March 31, 2007 to 1.0% for the same period in 2008.

Other Expenses

Other expenses increased $1.4 million, or 57.7%, from $2.4 million for the quarter ended March 31, 2007 to $3.8 million for the quarter ended March 31, 2008. The quarter ended March 31, 2008 reflected an increase of $0.9 million in professional fees, consisting primarily of increased legal, audit and accounting expenses due to added obligations as a public company and also due to the accrual of expense for an arbitration award over which our insurance carrier is disputing coverage. The first quarter of 2008 also reflects a $0.2 million increase in travel and entertainment expense, due to fewer investment banking transaction reimbursements compared to the same period in 2007. As a percentage of total revenues, other expenses increased from 11.1% for the quarter ended March 31, 2007 to 19.5% for the same period in 2008.

Minority Interest

Minority interest relates to the consolidation of JMPRT and two of our hedge funds, Harvest Consumer Partners and Harvest Technology Partners, as well as Opportunity Acquisition Corp. We recorded minority interest in the losses of JMPRT of $0.1 million for the quarter ended March 31, 2008 compared with $0.1 million of minority interest in the income of JMPRT for the quarter ended March 31, 2007, due to a decline in the performance of JMPRT, partially offset by improved performance in Harvest Consumer Partners and Harvest Technology Partners for the three months ended March 31, 2008.

Provision for Income Taxes

Prior to the completion of our initial public offering on May 16, 2007, we were a limited liability company treated as a partnership; therefore, all of our income and losses were reportable by the individual members. The U.S. federal and state income taxes payable by the members based upon their share of our net income have not been reflected in the accompanying financial statements for the periods prior to the Reorganization. We were, however, subject to state and local unincorporated tax and franchise tax.

In connection with our initial public offering and Reorganization, we are subject to federal and state income taxes on all taxable income earned subsequent to May 15, 2007. Additionally, in connection with the Reorganization, we recognized a one-time tax benefit of $4.0 million in connection with the establishment of net deferred tax asset items of $10.2 million. In calculating the one-time tax benefit amount and associated deferred tax asset items, the Company makes reasonable estimates of its share of the 2006 taxable income and 2007 taxable income attributed to the period from January 1 through May 15, 2007 of the partnerships in which it has a direct or indirect interest. These estimates may change as additional information becomes available; as a result, the net one-time tax benefit amount may change. During the three months ended March 31, 2008, the Company adjusted the one-time tax benefit of $4.0 million by $0.3 million in additional tax benefit. For the three months ended March 31, 2008 and 2007, we recorded a total tax benefit of $0.2 million and $0.0 million, respectively. Excluding the tax benefit adjustment of $0.3 million, we recorded a tax expense of $0.2 million and $0.0 million for the three months ended March 31, 2008 and 2007.

The effective tax rate for the three months ended March 31, 2008 and 2007 was (30.7%) and 0.0%, respectively, including the prior year one-time tax benefit adjustment. Excluding the prior year one-time tax benefit adjustment, the effective tax for the three months ended March 31, 2008 and 2007 was 30.5% and 0.0%, respectively.

Liquidity and Capital Resources

A condensed table of cash flows for the three months ended March 31, 2008 and 2007 is presented below.

	Three Months Ended March 31,		Change from
	2008	2007	2007 to 2008
	Successor	Predecessor	$	%
Cash flows used in operations	$(16,082)	$(13,253)	$(2,829)	-21.3%
Cash flows used in investing activities	(19,013)	(470)	(18,543)	-3948.2%
Cash flows from (used in) financing activities	4,201	(426)	4,627	1086.2%

Total cash flows	$(30,894)	$(14,149)	$(16,745)	-118.4%

We have historically satisfied our capital and liquidity requirements primarily through member contributions from our managing directors and outside investors, capital raised in our initial public offering in May 2007 and internally generated cash from operations. In 2008, most of our operating cash flow is generated from our investment banking and brokerage revenues and is invested in cash and cash equivalents, marketable securities or other investments, and partnerships for which JMPAM is the investment manager.

Our balance sheet is relatively liquid and unleveraged. We have a $30.0 million revolving line of credit with City National Bank, which had a balance outstanding of $4.5 million as of March 31, 2008. As of March 31, 2008, we had net cash and investments of $107.8 million. This financial measure is a “non-GAAP financial measure” and is not presented in accordance with generally accepted accounting principals, or “GAAP.” A reconciliation of our cash and cash equivalents to our net cash and investments is set forth below:

March 31, 2008
Successor
Cash and cash equivalents	$68,233
Add:
Restricted cash (proceeds from short sales on deposit)	12,591
Marketable securities owned, at fair value	23,679
Other investments	47,735
Subtract:
Securities sold under agreements to repurchase	(7,864)
Marketable securities sold, but not yet purchased, at fair value	(12,785)
Accrued compensation	(4,125)
Note payable	(4,481)
Minority interest	(15,152)

Net cash and investments	$107,831

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule. We use the basic method permitted by the Uniform Net Capital Rule to compute net capital, which generally requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of $35.1 million and $51.3 million, which were $34.4 million and $50.6 million in excess of the required net capital of $0.7 million and $0.7 million at March 31, 2008 and December 31, 2007, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.31 to 1 and 0.22 to 1 at March 31, 2008 and December 31, 2007, respectively.

The timing of bonus compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees and managing directors are generally paid salaries semi-monthly during the year, bonus compensation payments, which make up a larger portion of total compensation, are generally paid once a year. Bonus compensation payments for a given year are generally paid in the first two months of the following year. In February 2008, we paid out $26.9 million of cash bonuses for 2007, excluding employer payroll tax expense.

The Company intends to declare quarterly cash dividends on all outstanding shares of common stock. The Company does not plan to pay dividends on unvested shares of restricted stock. On March 10, 2008, the Company’s board of directors declared a cash dividend of $0.05 per share of common stock for the fourth quarter of 2007 which was paid on April 11, 2008 to common shareholders of record on March 28, 2008.

On January 22, 2008, Opportunity Acquisition Corp. filed an S-1 registration statement with the SEC in connection with an initial public offering of 15.0 million units. Each unit will be offered at a price of $10.00 per unit and will consist of one share of common stock and one warrant. Opportunity Acquisition Corp. is a special purpose acquisition corporation, or “SPAC,” formed for the purpose of acquiring one or more businesses through a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination. The Company is the sponsor of the SPAC. The Company and certain individuals affiliated with the Company collectively own 4.3 million units of Opportunity Acquisition Corp. In addition, the Company has agreed to purchase from Opportunity Acquisition Corp. warrants for an aggregate purchase price of $4.0 million in a private placement to be completed immediately prior to the completion of the initial public offering, which we anticipate to be in the second or third quarter of 2008.

On January 18, 2008, the Company and certain affiliated entities completed the acquisition of 1.0 million shares of Series A Cumulative Redeemable Convertible preferred stock of NMTR, a publicly traded real estate investment trust engaged in the investment management of mortgage-backed securities and high credit quality residential adjustable rate mortgage loans, at a price per share of $20.00 for a total of $20.0 million. The investment was comprised of $5.0 million by JMP Group Inc., $5.0 million by certain funds managed by JMPAM, and $10.0 million from JMPRT. We also, with our affiliates, held an option to acquire an additional $20.0 million of such convertible preferred security on the same terms by April 4, 2008, which was not exercised. In addition, the Company entered into an advisory agreement between JMPAM and NMTR to manage certain non-agency assets.

In February 2008, the Company purchased NMTR common stock for an aggregate amount of $4.5 million in a $60.0 million private investment in public equity (PIPE) transaction executed by NMTR.

On March 10, 2008, the Company’s board of directors authorized the buyback of an additional 2.0 million shares of our common stock during the next eighteen months, depending on market conditions.

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

Cash Flows for the Three Months Ended March 31, 2008

Cash decreased by $30.9 million during the three months ended March 31, 2008, primarily as a result of cash used in operating and investing activities.

Our operating activities used $16.1 million of cash from net income of $0.7 million, adjusted for the cash used in the change in operating assets and liabilities of $16.4 million and by non-cash revenue and expense items of $0.4 million. The decrease in operating assets and liabilities was primarily due to the payout of $26.9 million in 2007 bonuses (excluding employer payroll tax) in the first quarter of 2008.

Our investing activities used $19.0 million, which consisted mostly of $19.5 million of net purchases of other investments. During the first quarter of 2008, we invested $15.0 million in Series A Cumulative Redeemable Convertible Preferred stock of NMTR, as well as $4.5 million in NMTR common stock as part of the $60 million PIPE transaction executed by NMTR on February 18, 2008.

Our financing activities provided $4.2 million of cash primarily due to a draw down on our revolving note with City National Bank in the first quarter of 2008. The cash provided by the drawdown was used to fund the Company’s purchase of NMTR common stock as described above.

Cash Flows for the Three Months Ended March 31, 2007

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

Our financing activities used $0.4 million of cash primarily due to distributions to our common members.

Contractual Obligations

The following table provides a summary of our contractual obligations as of March 31, 2008:

Payments Due by Period (in 000’s):	Total	2008	2009	2010	2011	2012
(in thousands)
Operating lease obligations	$7,631	$1,502	$2,253	$2,250	$1,626	$—
Note Payable (1)	351	152	199	—	—	—
Other contractual obligations (2)	—	—	—	—	—	—

Total payments	$7,982	$1,654	$2,452	$2,250	$1,626	$—

(1)	Reflects City National Bank revolving note floating rate interest payments, estimated to expiration date December 31, 2009 (agreement includes option to extend to December 31, 2012).

(2)	Excludes a capital commitment of $0.3 million related to a private investment fund as of March 31, 2008.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2008. However, as described below under “Qualitative and Quantitative Disclosures About Market Risk—Credit Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Equity Price Risk

Equity price risk represents the potential loss in value due to adverse changes in the level or volatility of equity prices. We are exposed to equity price risk through our trading activities in both listed and OTC equity markets and security positions in our principal investment portfolio as well as our general partner investments in hedge funds and funds of funds. We attempt to reduce the risk of loss inherent in our inventory of equity securities by establishing position limits, monitoring inventory turnover and, where practicable, may enter into hedging transactions designed to mitigate our market risk profile.

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

Using the foregoing criteria, we consider the following to be our critical accounting policies:

Fair Value of Financial Instruments

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. This standard establishes a consistent framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”) and expands disclosures with respect to fair value measurements. SFAS 157 applies to all financial instruments that are being measured and reported on a fair value basis. This includes those items currently reported in marketable securities owned, at fair value, other investments and marketable securities sold, not yet purchased, at fair value on the consolidated statements of financial condition. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. On February 12, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) SFAS 157-2, Effective Date of FASB Statement No. 157 . This FSP permits delayed application of the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. See Note 4 of the Notes to the consolidated financial statements for a complete discussion of SFAS 157.

Substantially all of our financial instruments are recorded at fair value or amounts that approximate fair value. Marketable securities owned, Other investments, including warrant positions and investments in partnerships in which JMPAM is the general partner, and Marketable securities sold, but not yet purchased, are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item Principal transactions in the accompanying Consolidated Statements of Net Income.

Under SFAS 157, fair value our financial instruments is generally obtained from quoted market prices, broker or dealer price quotations, or alternative pricing methodologies that we believe offer reasonable levels of price transparency. Management believes that the fair value of the Receivable from clearing broker and investment banking fees receivable on the Consolidated Statements of Financial Condition approximate their carrying value, because such instruments are short-term in nature, bear interest at current market rates, or are subject to frequent repricing.

To the extent that certain financial instruments trade infrequently or are non-marketable securities and, therefore, do not have readily determinable fair values, we estimate the fair value of these instruments using various pricing models and the information available to us that we deem most relevant. Among the factors considered by us in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, the Black-Scholes Options Valuation methodology adjusted for active market and other considerations on a case-by-case basis and other factors generally pertinent to the valuation of financial instruments.

Marketable securities owned and securities sold, but not yet purchased, consist of U.S. listed and OTC equity securities, as well as quasi-government agency securities. Other investments consist principally of investments in private investment funds managed by us or our affiliates, as well as cash paid for a subscription in a private investment fund. Such investments held by non-broker-dealer entities are accounted for under the equity method based on the our share of the earnings (or losses) of the investee. The financial position and operating results of the private investment funds are generally determined on an estimated fair value basis as set forth in the AICPA Audit and Accounting Guide: Investment Companies. Generally, securities are valued (i) at their last published sale price if they are listed on an established exchange or (ii) if last sales prices are not published, at the highest closing “bid” price (for securities held “long”) and the lowest closing “asked” price (for “short” positions) as recorded by the composite tape system or such principal exchange, as the case may be. Where the general partner determines that market prices or quotations do not fairly represent the value of a security in the investment fund’s portfolio (for example, if a security is a restricted security of a class that is publicly traded) the general partner may assign a different value. The general partner will determine the estimated fair value of any assets that are not publicly traded.

Also included in other investments are convertible preferred stock and common stock of NMTR, and warrants on public and private common stock. The investment in NMTR convertible preferred stock is based on a fair value estimate using the Black-Scholes credit adjusted valuation model on Bloomberg. The investment in NMTR common stock, which is not registered under the Securities Act, as amended, is discounted to estimate fair value. The warrants on public and private common stock are generally received as a result of investment banking transactions and are valued at estimated fair value as determined by management. Warrants owned are valued at the date of issuance and marked-to-market as unrealized gains and losses until realized. Estimated fair value is determined using the Black-Scholes Options Valuation methodology adjusted for active market and other considerations on a case-by-case basis.

The aforementioned fair value methods represent the Company’s best estimate of exit price as defined by SFAS 157.

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”) as of January 1, 2008. SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in the Consolidated Statements of Net Income. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.

We elected to apply the fair value option to the following financial assets:

•	Investment in NMTR convertible preferred stock; and

•	Investment in NMTR common stock

There was no adjustment recorded to retained earnings related to the adoption of SFAS 159.

Subsequent to the adoption of SFAS 159, we have elected to apply the fair value option to new positions within the above categories. In certain cases, we may continue to apply the equity method of accounting to those investments which are strategic in nature or are closely related to our principal business activities, where we have a significant degree of involvement in the cash flows or operations of the investee.

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

The risk factors included in our December 31, 2007 annual report on Form 10-K continue to apply to us, and describe risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. There have not been any material changes from the risk factors previously described in our December 31, 2007 annual report on Form 10-K.

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

Date: May 8, 2008

JMP Group Inc.

By:	/s/ Joseph A. Jolson
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ Thomas B. Kilian
Name:	Thomas B. Kilian
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.13.1	Notice of Restricted Stock Unit Agreement (Principal Portion of Award)

10.13.2	Notice of Restricted Stock Unit Agreement (Discount Portion of Award)

10.13.3	Notice of Restricted Stock Unit Agreement (Four-Year Cliff Award)

10.14	Summary of Compensation Arrangements with Executive Officers

10.15	Amendment Number Two to Credit Agreement (CNB)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.