Form 10-Q
period 2008-06-30
JMP Group Inc.
filed 2008-08-07
CIK 1383803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

     Yes   ☐     No   ☒

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of August 1, 2008 was 20,050,930.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements

JMP Group Inc.

Consolidated Statements of Financial Condition

	June 30, 2008	December 31, 2007
	Unaudited
	Successor
Assets
Cash and cash equivalents	$54,494,730	$99,127,043
Restricted cash and deposits (includes cash on deposit with clearing broker of $255,336 at June 30, 2008 and December 31, 2007)	10,553,231	12,038,511
Receivable from clearing broker	1,915,501	1,475,626
Investment banking fees receivable, net of allowance for doubtful accounts of $46,483 and $156,004 at June 30, 2008 and December 31, 2007	6,148,540	5,848,754
Marketable securities owned, at fair value	23,742,474	24,220,761
Other investments	45,769,639	27,557,542
Loans receivable	3,618,273	1,177,763
Fixed assets, net	1,476,505	1,857,444
Deferred tax assets	6,656,989	2,626,227
Other assets	5,982,141	8,781,592

Total assets	$160,358,023	$184,711,263

Liabilities and Shareholders’ Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$9,479,033	$10,954,013
Securities sold under agreements to repurchase	—	9,135,000
Note payable	4,480,850	—
Accrued compensation	7,330,345	28,154,889
Other liabilities	7,031,036	6,261,842

Total liabilities	28,321,264	54,505,744

Minority interest	15,833,210	14,604,692

Commitments and contingencies
Shareholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,069,741 and 22,044,541 shares issued at June 30, 2008 and December 31, 2007	22,070	22,045
Additional paid-in capital	125,575,362	121,001,922
Treasury stock (at cost, 1,827,766 shares at June 30, 2008 and 1,418,061 shares at December 31, 2007)	(13,685,621)	(10,884,218)
Retained earnings	4,291,738	5,461,078

Total shareholders’ equity	116,203,549	115,600,827

Total liabilities and shareholders’ equity	$160,358,023	$184,711,263

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Net Income (Loss)

(Unaudited)

		Three Months Ended June 30, 2007		Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	Three Months Ended June 30, 2008	April 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007		January 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007
	Successor	Predecessor	Successor	Successor	Predecessor	Successor
Revenues
Investment banking	$10,832,895	$4,561,556	$7,462,048	$18,939,411	$16,054,815	$7,462,048
Brokerage	8,717,226	4,355,143	4,069,896	16,859,070	12,986,710	4,069,896
Asset management fees	1,330,847	330,429	560,217	4,072,620	1,218,467	560,217
Principal transactions	(682,693)	609,465	(169,595)	(2,062,574)	541,251	(169,595)
Interest and dividends	1,256,496	473,771	693,171	2,848,910	1,244,663	693,171
Other income	159,577	128,030	40,000	708,492	326,105	40,000

Total revenues	21,614,348	10,458,394	12,655,737	41,365,929	32,372,011	12,655,737
Expenses
Compensation and benefits	13,834,582	5,562,436	11,745,347	26,423,801	18,393,339	11,745,347
Income allocation and accretion – Redeemable Class A member interests	—	114,368,739	—	—	117,418,274	—
Administration	2,071,771	765,683	879,913	3,352,820	1,770,553	879,913
Brokerage, clearing and exchange fees	1,096,647	550,527	606,782	2,469,973	1,689,174	606,782
Travel and business development	1,026,214	500,453	394,357	1,954,970	1,197,440	394,357
Communications and technology	1,005,100	448,247	487,925	1,999,555	1,389,647	487,925
Occupancy	478,256	233,383	233,277	947,819	699,774	233,277
Professional fees	697,376	150,552	622,009	1,876,945	375,969	622,009
Depreciation	254,930	169,217	153,165	520,888	525,734	153,165
Interest and dividend expense	102,042	178,936	59,306	317,686	683,114	59,306
Other	(3,697)	20,907	120,906	(12,450)	(241,082)	120,906

Total expenses	20,563,221	122,949,080	15,302,987	39,852,007	143,901,936	15,302,987

Income (loss) before minority interest and income tax expense (benefit)	1,051,127	(112,490,686)	(2,647,250)	1,513,922	(111,529,925)	(2,647,250)
Minority interest	210,981	31,910	(74,463)	154,550	167,388	(74,463)
Income tax expense (benefit)	645,676	—	(5,338,839)	486,102	—	(5,338,839)

Net income (loss)	$194,470	$(112,522,596)	$2,766,052	$873,270	$(111,697,313)	$2,766,052

Net income per common share:
Basic	$0.01		$0.13	$0.04		$0.13
Diluted	$0.01		$0.12	$0.04		$0.12
Weighted average common shares outstanding:
Basic	20,371,347		22,025,341	20,458,622		22,025,341
Diluted	20,932,467		22,191,213	20,920,966		22,191,213
Net (loss) per unit-Class A common interests:
Basic		$(23.99)			$(23.84)
Diluted		$(23.99)			$(23.84)
Weighted average units outstanding - Class A common interests - basic and diluted		2,390,088			2,384,881
Net (loss) per unit - Class B common interests:
Basic		$(23.99)			$(23.84)
Diluted		$(23.99)			$(23.84)
Weighted average units outstanding - Class B common interests - basic and diluted		2,300,000			2,300,000

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Shareholders’ Equity
	Common Stock		Common Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Total Equity
	Shares	Amount
Successor:
Balance, December 31, 2007	22,044,541	$22,045	$(10,884,218)	$121,001,922	$5,461,078	$115,600,827
Net income	—	—	—	—	873,270	873,270
Additional paid-in-capital stock based compensation	25,200	25	—	4,573,440	—	4,573,465
Cash dividends paid to shareholders	—	—	—		(2,042,610)	(2,042,610)
Purchases of shares of common stock for treasury	—	—	(2,801,403)	—	—	(2,801,403)

Balance, June 30, 2008	22,069,741	$22,070	$(13,685,621)	$125,575,362	$4,291,738	$116,203,549

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Cash Flows

(Unaudited)

		Six Months Ended June 30, 2007
	Six Months Ended June 30, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007
	Successor	Predecessor	Successor
Cash flows from operating activities:
Net income (loss)	$873,270	$(111,697,313)	$2,766,052
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for doubtful accounts	(12,450)	(241,079)	20,906
Change in other investments:
Fair value	1,315,353	(430,177)	754
Incentive fees reinvested in general partnership interests	(1,191,600)	(226,953)	(209,597)
Depreciation and amortization of fixed assets	520,888	525,734	153,165
Minority interest	154,550	167,388	(74,463)
Stock-based compensation expense	4,573,465	816,249	4,387,993
Deferred income taxes	(4,030,762)	—	(5,338,839)
Net change in operating assets and liabilities:
Decrease (increase) in receivables	572,789	1,421,098	(4,706,294)
Decrease (increase) in marketable securities	478,287	(3,953,001)	1,640,437
Decrease (increase) in restricted cash, deposits and other assets	3,949,459	(1,271,797)	(2,691,313)
(Decrease) increase in marketable securities sold, but not yet purchased	(1,474,980)	1,561,160	2,389,472
Decrease in securities sold under agreements to repurchase	(9,135,000)	—
(Decrease) increase in accrued compensation and other liabilities	(20,055,350)	(15,189,481)	3,287,982
Increase in Redeemable Class A member interests	—	98,696,930	—

Net cash (used in) provided by operating activities	(23,462,081)	(29,821,242)	1,626,255

Cash flows from investing activities:
Purchases of fixed assets	(139,949)	(60,416)	(75,866)
Purchases of other investments	(19,635,850)	(700,000)	(12,000,000)
Sales of other investments	—	251,696	—
Funding of loans receivable	(2,762,510)	—	(3,000,000)
Repayment of loan receivable	322,000	—	625,000
Repayment of note receivable	335,272	—	—

Net cash used in investing activities	(21,881,037)	(508,720)	(14,450,866)

Cash flows from financing activities:
Increase (decrease) in notes payable	4,480,850	14,500,000	(14,500,000)
Proceeds from initial public offering, net of expenses	—	—	73,125,679
Distributions paid to Class A and Class B common interests	—	(6,679,874)	—
Cash dividends paid to shareholders	(2,042,610)	—	—
Purchases of shares of common stock for treasury	(2,801,403)	—	—
Capital contributions of minority interest members and shareholders	1,204,348	200,000	—
Dividends paid to minority interest shareholders	(130,380)	—	(25,280)

Net cash provided by financing activities	710,805	8,020,126	58,600,399

Net (decrease) increase in cash and cash equivalents	(44,632,313)	(22,309,836)	45,775,788
Cash and cash equivalents, beginning of period	99,127,043	52,328,804	30,080,301

Cash and cash equivalents, end of period	$54,494,730	$30,018,968	$75,856,089

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$165,711	$1,033,937	$32,653
Cash paid during the period for taxes	$3,248,000	$—	$—
Non-cash financing activities:
Issuance of Class A common interests	$—	$401,172	$—
Issuance of JMPRT common stock	$—	20,800	—

See accompanying notes to consolidated financial statements

JMP Group Inc.

Notes to Consolidated Financial Statements

June 30, 2008

(Unaudited)

1. Organization and Description of Business

JMP Group Inc., together with its subsidiaries (collectively, the “Company” or “Successor”), is an independent investment banking and asset management firm headquartered in San Francisco. JMP Group Inc. completed its initial public offering on May 16, 2007, and also completed a corporate reorganization (the “Reorganization”), which is described in greater detail in the Registration Statement on Form S-1 (File No. 333-140689) (the “Registration Statement”) filed with the Securities and Exchange Commission (“SEC”) in connection with the initial public offering. The Company conducts its brokerage business through its wholly-owned subsidiary, JMP Securities LLC (“JMP Securities”), its asset management business through its wholly-owned subsidiary, JMP Asset Management LLC (“JMPAM”) and principal investments through its wholly-owned subsidiary JMP Capital LLC (“JMP Capital”). JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to, customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. JMPAM is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships managed by JMPAM.

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

These financial statements and accompanying notes present the consolidated financial condition of the Successor as of June 30, 2008 and December 31, 2007. Consolidated results of operations and cash flows are presented for the Successor for the periods from May 16, 2007 to June 30, 2008 (post-Reorganization) and for the Predecessor for the periods January 1, 2007 through May 15, 2007 (pre-Reorganization). The Reorganization in connection with the initial public offering resulted in a combination of the Predecessor (JMP Group LLC) and JMP Holdings Inc. (now JMP Group Inc.), whose financial statements had not been combined with those of the Predecessor prior to May 16, 2007 for reporting purposes. Therefore, the Successor’s consolidated financial statements as of May 16, 2007 include the accounts of both JMP Group LLC and JMP Group Inc. The consolidated accounts of the Successor and the Predecessor both include the wholly-owned subsidiaries, JMP Securities and JMPAM, and the partially-owned subsidiaries, JMP Realty Trust (“JMPRT”), Harvest Consumer Partners (“HCP”), Harvest Technology Partners (“HTP”) and Opportunity Acquisition Corp., a special purpose acquisition corporation, or “SPAC,” formed for the purpose of acquiring one or more businesses through a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination. The Company is the sponsor of the SPAC. All material intercompany accounts and transactions have been eliminated in consolidation.

Minority interest relates to the interest of third parties in JMPRT and in the two asset management funds HCP and HTP, as well as in Opportunity Acquisition Corp.

JMPRT is a real estate investment trust that was formed in June 2006. As of June 30, 2008, the Company owned 49.5% of JMPRT and certain employees owned 20.1%. JMPRT is managed by JMPAM. Because of its current ownership and management position, the Company consolidates JMPRT and records minority interest.

JMPAM is the general partner of HTP and HCP, each of which commenced operations during 2006. As of June 30, 2008, the Company and its affiliates, officers, and immediate family members provided 93.4% and 82.5%, respectively, of the invested capital in HTP and HCP. Due to this ownership and resulting control by the Company and related parties, the Company consolidates the two funds in the Company’s financial statements and records minority interest. HTP and HCP account for their investments at fair value, which is consistent with the Company’s accounting policies for “Marketable securities owned, at fair value” and “Marketable securities sold, but not yet purchased, at fair value.” The base management fees and incentive fees earned by HTP and HCP are eliminated in consolidation net of minority interest.

In addition to HTP and HCP, JMPAM currently manages several other asset management limited partnerships and is a general partner of each. The partnership agreements for these asset management funds provide for the right of the limited partners to remove the general partners by a simple majority vote of the unaffiliated limited partners. This right satisfies all of the criteria enumerated in paragraph 7.b. of Emerging Issues Task Force Issue No. 04-5 (“EITF 04-5”), Determining whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. As a result, consolidation of these asset management funds is not required.

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

Revenue Recognition

Investment banking revenues

Investment banking revenues consist of underwriting revenues, strategic advisory revenues and private placement fees, and are recorded when the underlying transaction is completed under the terms of the relevant agreement. Underwriting revenues arise from securities offerings in which the Company acts as an underwriter and include management fees, selling concessions and underwriting fees, net of related syndicate expenses. Management fees and selling concessions are recorded on the trade date, which is typically the day of pricing an offering (or the following day) and underwriting fees, net of related syndicate expenses, at the time the underwriting is completed and the related income is reasonably determinable. For these transactions, management estimates the Company’s share of the transaction-related expenses incurred by the syndicate, and recognizes revenues net of such expense. On final settlement, typically 90 days from the trade date of the transaction, these amounts are adjusted to reflect the actual transaction-related expenses and the resulting underwriting fee. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. If management determines that a transaction is likely not to be completed, deferred expenses related to that transaction are expensed at that time. Strategic advisory revenues primarily include success fees on closed merger and acquisition transactions, as well as retainer fees, earned in connection with advising on both buyers’ and sellers’ transactions. Fees are also earned for related advisory work and other services such as providing fairness opinions and valuation analyses. Strategic advisory revenues are recorded when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially complete, the fees are determinable and collection is reasonably assured. Private placement fees are related to non-underwritten transactions such as private placements of equity securities, private investments in public equity (“PIPE”), Rule 144A private offerings and trust preferred securities offerings and are recorded on the closing date of the transaction. Unreimbursed expenses associated with strategic advisory and private placement transactions, net of client reimbursements, are recorded in the Consolidated Statements of Net Income within various expense captions other than compensation expense.

Brokerage revenues

Brokerage revenues consist of (i) commissions resulting from equity securities transactions executed as agent or principal and are recorded on a trade date basis, (ii) related net trading gains and losses from market making activities and from the commitment of capital to facilitate customer orders and (iii) fees paid for equity research. The Company currently generates revenues from research activities through three types of arrangements. First, through what is commonly known as a “soft dollar” practice, a portion of a client’s commissions may be compensation for the value of access to our research. Those commissions are recognized on a trade date basis, as the Company has no further obligation. Second, a client may issue a cash payment directly to the Company for access to research. Third, the Company has entered into certain commission-sharing or tri-party arrangements in which institutional clients execute trades with a limited number of brokers and instruct those brokers to allocate a portion of the commission to the Company or to issue a cash payment to the Company. In these commission-sharing or tri-party arrangements, the amount of the fee is determined by the client on a case-by-case basis and agreed to by the Company. An invoice is then sent to the payor. For the second and third type of arrangements, revenue is recognized and an invoice is sent once an arrangement exists, access to research has been provided, a specific amount is fixed or determinable, and collectibility is reasonably assured. None of these arrangements obligate clients to a fixed amount of fees for research, either through trading commissions or direct or indirect cash payments, nor do they obligate the Company to provide a fixed quantity of research or execute a fixed number of trades. Furthermore, the Company is not obligated under any arrangement to make commission payments to third parties on behalf of clients.

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

The Company’s principal transactions revenue for these categories for the three and six month periods ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007		Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
		April 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007		January 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007
	Successor	Predecessor	Successor	Successor	Predecessor	Successor
Equity and other securities	$426,098	$341,334	$(295,564)	$(2,831,046)	$(135,301)	$(295,564)
Warrants and other investments	191,842	(13,614)	(40,266)	153,584	11,904	(40,266)
Investment partnerships	(1,300,633)	281,745	166,235	614,888	664,648	166,235

Total principal transactions revenues	$(682,693)	$609,465	$(169,595)	$(2,062,574)	$541,251	$(169,595)

Asset management fees

Asset management fees consist of base management fees and incentive fees. The Company recognizes base management fees on a monthly basis over the period in which the investment services are performed. Base management fees earned by the Company are generally based on the fair value of assets under management and the fee schedule for each fund and account. Base management fees are calculated at the investor level using their quarter-beginning capital balance adjusted for any contributions or withdrawals. The Company also earns incentive fees that are based upon the performance of investment funds and accounts. Such fees are either a specified percentage of the total investment return of a fund or account or a percentage of the excess of an investment return over a specified highwater mark or hurdle rate over a defined performance period. For most funds, the highwater mark is calculated using the greatest value of a partner’s capital account as of the end of any performance period, adjusted for contributions and withdrawals. Incentive fees are recognized as revenue at the end of the specified performance period. The performance period used to determine the incentive fee is quarterly for the hedge funds, JMPRT and NYMT, and annually for the funds of hedge funds managed by JMPAM. Most of the incentive fees are currently reinvested in the investment funds in which we hold a general partner investment. The incentive fees are not subject to any contingent repayments to investors or any other clawback arrangements.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities or remaining maturities upon purchase of three months or less to be cash equivalents.

Restricted Cash and Deposits

Restricted cash consists of proceeds from short sales deposited with brokers that cannot be removed unless the securities are delivered. Deposits consist of cash on deposit for operating leases as well as cash on deposit with JMP Securities’ clearing broker. At each of June 30, 2008 and December 31, 2007, the Company had $255,336 of cash on deposit with JMP Securities’ clearing broker.

Receivable from Clearing Broker

The Company clears customer transactions through another broker-dealer on a fully disclosed basis. At June 30, 2008 and December 31, 2007, the receivable from clearing broker consisted solely of commissions related to securities transactions.

Investment Banking Fees Receivable

Investment banking fees receivable include receivables relating to the Company’s investment banking or advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements are accounted for as collateralized financing transactions. The liabilities that result from these agreements are recorded in the consolidated statements of financial condition at the amounts at which the securities were sold. As of June 30, 2008 there was no securities sold under repurchase agreements. As of December 31, 2007, the Company pledged owned quasi-government agency securities as collateral. Interest expense is recorded on an accrual basis and is recorded in the Consolidated Statements of Net Income.

Fair Value of Financial Instruments

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements as of January 1, 2008. This standard establishes a consistent framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”) and expands disclosures with respect to fair value measurements. SFAS 157 applies to all financial instruments that are being measured and reported on a fair value basis. This includes those items currently reported in marketable securities owned, at fair value, other investments and marketable securities sold, not yet purchased, at fair value on the consolidated statements of financial condition. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 4 of the Notes to the consolidated financial statements for a complete discussion of SFAS 157.

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

Marketable securities owned and securities sold, but not yet purchased, consist of U.S. listed and OTC equity securities and quasi-government agency securities. Other investments consist principally of investments in private investment funds managed by the Company or its affiliates and an investment in a private investment fund managed by a third party. Such investments held by non-broker-dealer entities are accounted for under the equity method based on the Company’s share of the earnings (or losses) of the investee. The financial position and operating results of the private investment funds are generally determined on an estimated fair value basis as set forth in the AICPA Audit and Accounting Guide: Investment Companies. Generally, securities are valued (i) at their last published sale price if they are listed on an established exchange or (ii) if last sales prices are not published, at the highest closing “bid” price (for securities held “long”) and the lowest closing “asked” price (for “short” positions) as recorded by the composite tape system or such principal exchange, as the case may be. Where the general partner determines that market prices or quotations do not fairly represent the value of a security in the investment fund’s portfolio (for example, if a security is a restricted security of a class that is publicly traded) the general partner may assign a different value. The general partner will determine the estimated fair value of any assets that are not publicly traded.

Also included in other investments are convertible preferred stock and common stock of New York Mortgage Trust, Inc. (“NYMT”), and warrants on public and private common stock. The investment in NYMT convertible preferred stock is based on a fair value estimate using the Black-Scholes credit adjusted valuation model on Bloomberg. The warrants on public and private common stock are generally received as a result of investment banking transactions and are valued at estimated fair value as determined by management. Warrants owned are valued at the date of issuance and marked-to-market as unrealized gains and losses until realized. Estimated fair value is determined using the Black-Scholes Options Valuation methodology adjusted for active market and other considerations on a case-by-case basis.

The aforementioned fair value methods represent the Company’s best estimate of exit price as defined by SFAS 157.

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”) as of January 1, 2008. SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in the Consolidated Statements of Net Income. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.

We elected to apply the fair value option to the following financial assets:

•	Investment in NYMT convertible preferred stock; and

•	Investment in NYMT common stock

There was no adjustment recorded to retained earnings related to the adoption of SFAS 159.

Subsequent to the adoption of SFAS 159, we have elected to apply the fair value option to new positions. In certain cases, we may continue to apply the equity method of accounting to those investments which are strategic in nature or are closely related to our principal business activities, where we have a significant degree of involvement in the cash flows or operations of the investee.

Loans Receivable

Loans receivable include loans held-for-investment and are carried at their unpaid principal balance, net of any reserves for credit losses. The Company records a reserve against loans receivable on a specific identification basis.

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

Income Taxes

The Successor, JMP Group Inc., accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets and liabilities based upon the temporary differences between the financial reporting and tax bases of the assets and liabilities. Valuation allowances are established when necessary to reduce the deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Predecessor, JMP Group LLC, was a limited liability company and was treated as a partnership for federal and state income tax purposes. Therefore, the Predecessor was not subject to federal and state income taxes, and accordingly, did not provide for the federal and state income taxes in the financial statements, but it was liable for state and local unincorporated business tax or franchise tax.

For the three and six months ended June 30, 2008, income taxes are computed based on actual results.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified prospective method. Under that method of adoption, the provisions of SFAS 123R are generally only applied to share-based awards granted subsequent to adoption. Prior to January 1, 2006, the Company accounted for stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R requires measurement of compensation cost for stock-based awards classified as equity at their fair value on the date of grant and the recognition of compensation expense over the service period for awards expected to vest. Such grants are recognized as expense over the service period, net of estimated forfeitures.

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

3. Recent Accounting Pronouncements

SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). In December 2007 the FASB issued SFAS 141(R), which requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating SFAS 141(R) and has not yet determined the potential impact on the results of operations or financial condition.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). In December 2007 the FASB issued SFAS 160, which requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 applies to all fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The Company is currently evaluating SFAS 160 and has not yet determined the potential impact on the results of operations or financial condition.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). In March 2008, the FASB issued SFAS No. 161, which requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for the first interim or annual period beginning after November 15, 2008. Early application is permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

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

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. A description of the valuation techniques utilized for the fair value of the financial instruments in this category is as follows:

•	General partner investment in funds of funds and limited partner investment in private equity fund: determined by net asset value provided by third party general partners;

•	Investment in NYMT convertible preferred stock: determined by the Company using the Black-Scholes credit adjusted valuation model on Bloomberg; and

•	Warrants: determined by the Company using the Black-Scholes Options Valuation model.

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to SFAS 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as “Level 3.”

The following tables provide fair value information related to the Company’s financial assets and liabilities:

	Assets at Fair Value as of June 30, 2008
	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Marketable Securities Owned:
Equity securities	$15,214,884	$—	$—	$15,214,884
Quasi-government agency securities	8,527,590	—	—	8,527,590

Total marketable securities owned	$23,742,474	$—	$—	$23,742,474

Other Investments:
General partner investment in hedge funds	$—	$20,738,734	$—	$20,738,734
General partner investment in funds of funds	—	—	4,543,753	4,543,753

Total general partner investment in funds	—	20,738,734	4,543,753	25,282,487
Limited partner investment in private equity fund	—	—	2,462,756	2,462,756
Investment in NYMT convertible preferred stock (1)	—	—	14,065,201	14,065,201
Investment in NYMT common stock (1)	3,655,431	—	—	3,655,431
Warrants	—	—	303,764	303,764

Total other investments	$3,655,431	$20,738,734	$21,375,474	$45,769,639

(1) Carried in the Consolidated Statements of Financial Condition at fair value in accordance with SFAS 159.

	Liabilities at Fair Value as of June 30, 2008
	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Marketable securities sold, but not yet purchased	$9,479,033	$—	$—	$9,479,033

The following tables provide a reconciliation of the beginning and ending balances for the assets at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2008:

	Balance as of March 31, 2008	Purchases/(sales), net	Total gains and (losses) (realized and unrealized)	Transfers in/(out) of Level 3	Balance as of June 30, 2008	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$4,498,151	$—	$45,602	$—	$4,543,753	$45,602
Limited partner investment in private equity fund	2,296,747	94,900	71,109	—	2,462,756	71,109
Investment in NYMT convertible preferred stock	14,177,062	—	(111,861)	—	14,065,201	(111,861)
Warrants	227,172	—	76,592	—	303,764	76,592

Total Level 3	$21,199,132	$94,900	$81,442	$—	$21,375,474	$81,442

	Balance as of December 31, 2007	Purchases/(sales), net	Total gains and (losses) (realized and unrealized)	Transfers in/(out) of Level 3	Balance as of June 30, 2008	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$4,460,971	$—	$82,782	$—	$4,543,753	$82,782
Limited partner investment in private equity fund	2,282,582	155,000	25,174	—	2,462,756	25,174
Investment in NYMT convertible preferred stock	—	15,000,000	(934,799)	—	14,065,201	(934,799)
Warrants	300,503	—	3,261	—	303,764	3,261

Total Level 3	$7,044,056	$15,155,000	$(823,582)	$—	$21,375,474	$(823,582)

Total gains and losses represent the total gains and/or losses (realized and unrealized) recorded for the Level 3 assets and are reported in principal transactions in the accompanying Consolidated Statements of Net Income. Additionally, the change in the unrealized gains and losses are partially offset by realized gains and losses during the period.

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

The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to Level 3 assets still held at the end of the period were reported in Principal transactions in the accompanying Consolidated Statements of Net Income. The change in unrealized gains and losses are partially offset by realized gains and losses during the period.

5. Loans Receivable

Loans receivable includes a participation interest in a loan made by JMPRT to a client. The loan is collateralized by real estate related assets, and bears interest at the rate of 20% per annum, payable monthly in arrears. The principal of the loan was due and payable on December 1, 2007, but was extended until September 2008 for an additional fee at the borrower’s option and in connection with a partial repayment. At June 30, 2008, the loan balance was $855,763.

The Company also entered into $7.0 million in non-revolving credit notes on which $2.8 million in aggregate was advanced in the second quarter of 2008. The loans bear interest at rates from 12% to 20% per annum with maturity dates from one to three years.

The Company records a reserve against loans receivable on a specific identification basis. As of June 30, 2008 there was no reserve balance.

6. Fixed Assets

At June 30, 2008 and December 31, 2007, fixed assets consisted of the following:

	June 30, 2008	December 31, 2007
	Successor
Furniture and fixtures	$1,332,032	$1,314,278
Computer and office equipment	3,113,513	2,994,005
Leasehold improvements	2,320,338	2,320,338
Software	482,618	479,931
Less: accumulated depreciation	(5,771,996)	(5,251,108)

Total fixed assets, net	$1,476,505	$1,857,444

Depreciation expense for the three months ended June 30, 2008 was $254,930, $169,217 for the period of April 1, 2007 through May 15, 2007, and $153,165 for the period of May 16, 2007 through June 30, 2007. Depreciation expense for the six months ended June 30, 2008 was $520,888, $525,734 for the period of January 1, 2007 through May 15, 2007, and $153,165 for the period of May 16, 2007 through June 30, 2007.

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

On March 27, 2008, the Company amended the agreement to extend the expiration date from June 30, 2008 to December 31, 2009, with the option at expiry to extend up to $10.0 million of the revolving note for an additional three years to December 31, 2012. This facility is collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and JMPAM. At June 30, 2008, the balance outstanding was $4.5 million.

8. Shareholders’ Equity

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

The Company intends to pay regular quarterly cash dividends on all outstanding shares of common stock. The Company does not plan to pay dividends on unvested shares of restricted stock. On May 8, 2008, the Company’s board of directors declared a cash dividend of $0.05 per share of common stock for the first quarter of 2008 which was paid on June 13, 2008 to common shareholders of record on May 30, 2008.

Stock Repurchase Program

A 1.5 million share repurchase program authorized in August and November 2007 was fully executed as of January 18, 2008. On March 10, 2008, the Company’s board of directors authorized the buyback of an additional 2.0 million shares during the subsequent eighteen months, depending on market conditions. During the quarter ended June 30, 2008, the Company repurchased 283,700 shares of the Company’s common stock at an average price of $6.76 per share for an aggregate purchase price of $1,918,268.

The timing and amount of any future repurchases will be determined by JMP management based on its evaluation of market conditions, the relative attractiveness of other capital deployment activities, regulatory considerations and other factors. Any open market stock repurchase activities will be conducted in compliance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. Repurchases of common stock may also be made under an effective Rule 10b5-1 plan which permits common stock to be repurchased when the Company may otherwise be prohibited from doing so under insider trading laws. This repurchase program may be suspended or discontinued at any time.

9. Stock-Based Compensation

On March 26, 2007, the board of directors adopted the JMP Group Inc. 2007 Equity Incentive Plan (“JMP Group 2007 Plan”), which was approved by the stockholders on April 12, 2007. JMP Group Inc. authorized the issuance of 4,000,000 shares of its common stock under this Plan. This amount is increased by any shares JMP Group Inc. purchases on the open market, or through any share repurchase or share exchange program, as well as any shares that may be returned to the JMP Group 2007 Plan or the JMP Group LLC 2004 Equity Incentive Plan (“JMP Group 2004 Plan”) as a result of forfeiture, termination or expiration of awards; not to exceed a maximum aggregate number of shares of 2,960,000 shares under the JMP Group 2004 Plan. The Company will issue shares upon exercises or vesting from authorized but unissued shares or from treasury stock.

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2008:

	Six Months Ended June 30, 2008
	Shares Subject to Option	Weighted Average Exercise Price
Balance, beginning of year	2,384,890	$11.47
Granted	—	$—
Exercised	—	$—
Forfeited	(20,350)	$10.00
Expired	(140,350)	$12.14

Balance, end of period	2,224,190	$11.44

Options exercisable at end of period	1,704,395	$11.82

In accordance with the requirements of SFAS 123R and FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, the Successor and the Predecessor recognize stock-based compensation expense for stock options over the graded vesting period of the options using the accelerated attribution method, resulting in compensation expense as follows:

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
Three Months Ended June 30, 2008	April 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007	Six Months Ended June 30, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007
Successor	Predecessor	Successor	Successor	Predecessor	Successor
$ 9,855	$177,837	$3,219,512	$16,767	$740,120	$3,219,512

As of June 30, 2008, there was $54,281 of unrecognized compensation expense related to stock options expected to be recognized over a weighted average period of 1.79 years.

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

The following table summarizes the RSU activity for the six months ended June 30, 2008:

	Six Months Ended June 30, 2008
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, beginning of year	1,943,336	$10.30
Granted	1,597,659	$5.88
Vested	(25,200)	$8.70
Forfeited	(131,584)	$8.97

Balance, end of period	3,384,211	$8.28

The Company recognizes compensation expense over a graded vesting period using the accelerated attribution method. For the three and six month periods ended June 30, 2008, the Company recorded non-cash compensation expense of $1,204,126 and $2,238,668, respectively, in connection with the award of RSUs prior to the initial public offering date. In addition, for the three and six month periods ended June 30, 2008, the Company recorded non-cash compensation expense of $1,279,963 and $2,318,024, respectively, for RSUs granted after the initial public offering.

For the three and six month period ended June 30, 2007, the Predecessor recorded non-cash compensation expense of $76,129 and the Successor recorded non-cash compensation expense of $1,168,481, respectively, in conjunction with the award of restricted stock units. The fair value of RSUs was based on the initial public offering price of $11.00 and discounted for future dividends expected not to be received by unvested RSUs over the vesting period.

As of June 30, 2008, there was $19,862,178 of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 2.61 years.

10. Net Income per Share of Common Stock and Net Income per Unit Attributable to Class A and Class B Common Interests

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

The computations of basic and diluted net income per share and basic and diluted net income per unit for the three and six months ended June 30, 2008 and 2007 are shown in the table below:

		Three Months Ended June 30, 2007
	Three Months Ended June 30, 2008	April 1, 2007 through May 15, 2007		May 16, 2007 through June 30, 2007
	Successor	Predecessor		Successor
		Class A Common	Class B Common
Numerator:
Net income (loss)	$194,470	$(57,341,971)	$(55,180,625)	$2,766,052

Denominator:
Basic weighted average Class A and Class B common units outstanding		2,390,088	2,300,000

Basic weighted average shares outstanding	20,371,347			22,025,341

Effect of potential dilutive securities:
Options to purchase Class B common interests	—	—	—	—
Options to purchase common shares	—	—	—	52,084
Restricted stock units	561,120	—	—	113,788

Diluted weighted average Class A and Class B common units outstanding		2,390,088	2,300,000

Diluted weighted average shares outstanding	20,932,467			22,191,213

Net (loss) income per unit attributable to Class A and Class B common interests
Basic		$(23.99)	$(23.99)
Diluted		$(23.99)	$(23.99)

Net income per share
Basic	$0.01			$0.13
Diluted	$0.01			$0.12

Stock options to purchase 2,243,548 and 1,435,000 shares of common stock for the three months ended June 30, 2008 and for the period May 16 through June 30, 2007, respectively, as well as 1,458,333 Class B common interests for the period April 1 through May 15, 2007, were anti-dilutive and, therefore, were not included in the computation of diluted common units or diluted common shares outstanding. Restricted stock units for 15,824 shares of common stock for the three months ended June 30, 2008 were anti-dilutive and, therefore, were not included in the computation of diluted common shares outstanding.

		Six Months Ended June 30, 2007
	Six Months Ended June 30, 2008	January 1, 2007 through May 15, 2007		May 16, 2007 through June 30, 2007
	Successor	Predecessor		Successor
		Class A Common	Class B Common
Numerator:
Net income (loss)	$873,270	$(56,860,528)	$(54,836,785)	$2,766,052

Denominator:
Basic weighted average Class A and Class B common units outstanding		2,384,881	2,300,000

Basic weighted average shares outstanding	20,458,622			22,025,341

Effect of potential dilutive securities:
Options to purchase Class B common interests	—	—	—	—
Options to purchase common shares	—	—	—	52,084
Restricted stock units	462,344	—	—	113,788

Diluted weighted average Class A and Class B common units outstanding		2,384,881	2,300,000

Diluted weighted average shares outstanding	20,920,966			22,191,213

Net (loss) income per unit attributable to Class A and Class B common interests
Basic		$(23.84)	$(23.84)
Diluted		$(23.84)	$(23.84)

Net income per share
Basic	$0.04			$0.13
Diluted	$0.04			$0.12

Stock options to purchase 2,306,507 and 1,435,000 shares of common stock for the six months ended June 30, 2008 and for the period May 16 through June 30, 2007, respectively, as well as 1,474,677 Class B common interests for the period April 1 through May 15, 2007, were anti-dilutive and, therefore, were not included in the computation of diluted common units or diluted common shares outstanding. Restricted stock units for 7,912 shares of common stock for the six months ended June 30, 2008 were anti-dilutive and, therefore, were not included in the computation of diluted common shares outstanding.

11. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the United States Internal Revenue Service. There were no contributions by the Company during the six months ended June 30, 2008 and 2007.

12. Income Taxes

Prior to the Reorganization, all income and losses of JMP Group LLC, the Predecessor, were reportable by the individual members of JMP Group LLC in accordance with the Internal Revenue Code of the United States, and as required under generally accepted accounting principles. The U.S. federal and state income taxes payable by the members based upon their share of JMP Group LLC’s net income have not been reflected in the accompanying financial statements for periods prior to the Reorganization. JMP Holdings Inc., being a C-corporation from its inception in August 2004, was subject to U.S. federal and state income taxes on its taxable income, and in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), accounted for income taxes in its separate financial statements. SFAS 109 requires the recognition of deferred tax assets and liabilities based upon the temporary differences between the financial reporting and tax bases of the Company’s assets and liabilities. Valuation allowances are established when necessary to reduce the deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

As a result of the Reorganization, JMP Group Inc. (formerly JMP Holdings Inc.) succeeded to the business of the Predecessor. The Company is subject to U.S. federal and state income taxes on all taxable income earned subsequent to May 15, 2007 by JMP Group LLC and its subsidiaries. As a result of the Reorganization, upon the change of tax status of JMP Group LLC from a partnership to a wholly-owned disregarded entity of the Company, the Company recognized a one-time tax benefit of $4,084,993 in connection with the establishment of net deferred tax items of $10,169,354. For the three and six months ended June 30, 2008, the Company recorded a total tax expense of $645,676 and $486,102 , respectively, which included a tax expense (benefit) adjustment of $633 and $(317,168) , respectively, to the $4,084,993 one-time tax benefit recorded in 2007.

The components of the Successor’s income tax expense (benefit) for the three month and six months ended June 30, 2008 and for the period May 16, 2007 to June 30, 2007 are as follows:

	Three Months ended June 30, 2008	Six Months ended June 30, 2008	May 16, 2007 through June 30, 2007
	Successor	Successor	Successor
Federal	$2,089,250	$3,614,815	$—
State	530,675	902,051	—

Total current income tax expense	2,619,925	4,516,866	—
Federal	(1,723,533)	(3,512,981)	(4,578,288)
State	(250,716)	(517,783)	(760,551)

Total deferred benefit	(1,974,249)	(4,030,764)	(5,338,839)

Total expense (benefit) from income taxes	$645,676	$486,102	$(5,338,839)

A reconciliation of the statutory U.S. federal income tax rate to the Successor’s effective tax rate for the three month and six month period ended June 30, 2008 and May 16, 2007 to June 30, 2007 are as follows:

	Three Months ended June 30, 2008	Six Months ended June 30, 2008	May 16, 2007 through June 30, 2007
	Successor	Successor	Successor
Tax at federal statutory tax rate	35.00%	35.00%	35.00%
State income tax, net of federal tax benefit	5.75%	5.75%	5.75%
Adjustment for permanent items	16.30%	6.15%	-1.02%

Rate before one-time events	57.05%	46.90%	39.73%
Deferred tax asset written off related to options and RSUs	19.74%	12.20%	—
Deferred tax recognized upon JMP Group LLC’s tax status change	0.08%	-23.34%	167.79%

Effective tax rate	76.87%	35.76%	207.52%

The Company has analyzed the filing positions in its federal and state tax returns for all open tax years 2004 through 2006. The Company does not anticipate any tax adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48, and no liabilities for uncertain income tax positions have been recorded pursuant to FIN 48.

The Company’s policy for recording interest and penalties associated with the tax audits or unrecognized tax benefits, if any, is to record such items as a component of income before taxes. Penalties, if incurred, would be recorded in “administration” and interest paid or received would be recorded in “interest and dividend expense” in the Consolidated Statements of Net Income.

13. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts and New York under various operating leases. Rental expense for the three months ended June 30, 2008 was $478,256, for the period of April 1, 2007 through May 15, 2007 was $233,383, and for the period of May 16, 2007 through June 30, 2007 was $233,277.

Rental expense for the six months ended June 30, 2008 was $947,819, for the period of January 1, 2007 through May 15, 2007 was $699,774, and for the period of May 16, 2007 through June 30, 2007 was $233,277.

The California and New York leases included a period of free rent at the start of the lease for seven months and three months, respectively. Rent expense is recognized over the entire lease uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

July 1, 2008 through December 31, 2008	$970,730
2009	2,253,008
2010	2,250,368
2011	1,625,711
2012	—
Thereafter	—

$7,099,817

In connection with its underwriting activities, JMP Securities enters into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. At June 30, 2008, JMP Securities had no open underwriting commitments.

The marketable securities owned and the restricted cash as well as the cash held by the clearing broker, may be used to maintain margin requirements. At June 30, 2008 and 2007, the Company had $255,336 of cash on deposit with JMP Securities’ clearing broker. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

The Company had, as of June 30, 2008, a capital commitment of $260,900 related to its investment in a private investment fund.

14. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $38,236,191 and $51,329,438, which were $37,519,499 and $50,583,243 in excess of the required net capital of $716,692 and $746,195 at June 30, 2008 and December 31, 2007, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.28 to 1 and 0.22 to 1 at June 30, 2008 and December 31, 2007, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

15. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships and offshore investment companies. The Company may also own an investment in these companies. Base management fees earned from these activities were $1,366,568 and $683,032 for the three months ended June 30, 2008 and 2007, respectively, and $2,400,289 and $1,324,259 for the six months ended June 30, 2008 and 2007, respectively. Also, JMPAM earned incentive fees of $15,469 and $209,883 from these entities for the three months ended June 30, 2008 and 2007, respectively, and $1,755,602 and $472,410 from these entities for the six months ended June 30, 2008 and 2007, respectively.

16. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at June 30, 2008 had settled with no resulting material liability to the Company. For the three and six months ended June 30, 2008 and 2007, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of June 30, 2008.

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

In addition, defending employment and other claims against us could require the expenditure of substantial resources. Such litigation is inherently uncertain and the ultimate resolution of such litigation could be determined by factors outside of our control. Management, after consultation with legal counsel, believes that the currently known actions or threats will not result in any material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

The Company’s segment information for the three and six months ended June 30, 2008 and 2007 was prepared using the following methodology:

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

The Company evaluates segment results based on revenue and segment operating income before minority interest and taxes.

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

		Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Three Months Ended June 30, 2008	April 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007	Six Months Ended June 30, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007
	Successor	Predecessor	Successor	Successor	Predecessor	Successor
Broker-Dealer
Revenues	$20,737,147	$9,696,521	$11,926,538	$35,791,767	$30,114,149	$11,926,538
Operating expenses	19,416,214	7,690,734	14,249,307	35,179,470	24,013,904	14,249,307

Segment operating income	$1,320,933	$2,005,787	$(2,322,769)	$612,297	$6,100,245	$(2,322,769)

Segment assets	$87,769,136	N/A	$108,632,362	$87,769,136	N/A	$108,632,362
Asset Management
Revenues	$877,201	$761,873	$729,199	$5,574,162	$2,257,862	$729,199
Operating expenses	1,147,007	764,087	1,053,680	4,672,537	1,925,177	1,053,680

Segment operating income	$(269,806)	$(2,214)	$(324,481)	$901,625	$332,685	$(324,481)

Segment assets	$72,588,887	N/A	$48,989,665	$72,588,887	N/A	$48,989,665
Corporate
Operating expenses	$—	$114,494,259	$—	$—	$117,962,855	$—
Consolidated Entity
Revenues	$21,614,348	$10,458,394	$12,655,737	$41,365,929	$32,372,011	$12,655,737
Operating expenses	20,563,221	122,949,080	15,302,987	39,852,007	143,901,936	15,302,987

Income (loss) before income tax expense (benefit) and minority interest	$1,051,127	$(112,490,686)	$(2,647,250)	$1,513,922	$(111,529,925)	$(2,647,250)

Total assets	$160,358,023	N/A	$157,622,027	$160,358,023	N/A	$157,622,027

20. Subsequent Events

On July 14, 2008, the Company made a $4.2 million investment in a private commercial mortgage originator in the form of a note and warrants. To fund the investment, the Company drew down an additional $4.2 million on its revolving note with City National Bank, which brought its borrowings under this revolving note to $8.7 million.

On August 6, 2008, the Company’s board of directors declared a cash dividend of $0.05 per share of common stock for the third quarter of 2008 to be paid on September 12, 2008 to common shareholders of record on August 29, 2008.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read together with the unaudited consolidated financial statements and the related notes included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, refer to the MD&A for the fiscal year ended December 31, 2007 contained in our annual report on Form 10-K filed with the SEC on March 13, 2008, as well as the Consolidated Financial Statements and Notes contained therein.

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

As the core operations of the Company have not changed as a result of the Reorganization, when evaluating our results of operations and financial performance, our management views the six months ended June 30, 2007 as a single measurement period, rather than the two separate periods that are required to be reported under GAAP. We believe that comparisons between the Predecessor’s results for the period from January 1, 2007 to May 15, 2007 or the Successor’s results for the period from May 16, 2007 to June 30, 2007, may not provide users of our financial statements with all the information they may need to fully understand our operating and cash flow performance.

Consequently, to enhance the analysis of our operating results and cash flows, in our MD&A we have presented the operating results and cash flows of the Predecessor and Successor on a combined basis for the six months ended June 30, 2007. This combined presentation for the six months ended June 30, 2007 represents a non-GAAP mathematical addition of the pre-reorganization results of operations and statements of cash flow of the Predecessor for the period from January 1, 2007 to May 15, 2007 and the results of operations and statements of cash flow of the Successor for the period from May 16, 2007 to June 30, 2007. The Successor conducted no material operational activities from the date of formation of JMP Holdings Inc. until the combination with JMP Group LLC on May 16, 2007. We believe that the combined presentation provides additional information investors can use to conduct a meaningful comparison of operating results and cash flows between periods. A reconciliation showing the mathematical combination of our operating results for such periods is included below under the headings “Historical Results of Operations” and “Liquidity and Capital Resources.”

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

The following table presents certain information with respect to the investment funds managed by JMP Asset Management (“JMPAM”):

	Net Asset Value at		Company’s Share of Net Asset Value at
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
	Successor		Successor
Funds Managed by JMPAM:
Hedge Funds:
Harvest Opportunity Partners II	$63,930,758	$60,689,192	$7,314,080	$9,108,059
Harvest Small Cap Partners	158,621,589	63,070,695	13,424,647	11,405,427
Harvest Consumer Partners *	5,364,503	4,656,976	2,367,161	2,349,621
Harvest Technology Partners *	6,370,877	4,917,626	2,511,388	1,807,051
Funds of Funds:
JMP Masters Fund	124,348,620	111,314,314	3,465,895	3,367,116
JMP Emerging Masters Fund	11,670,018	12,639,186	1,077,859	1,093,855
REITs:
JMP Realty Trust *	17,780,609	18,205,867	8,808,282	9,018,087
New York Mortgage Trust **	48,413,824	—	N/A	N/A

Total funds managed by JMPAM	$436,500,798	$275,493,856	$38,969,312	$38,149,216

*	The Company’s share of net asset value in HTP, HCP and JMP Realty Trust (“JMPRT”) is consolidated in the Company’s Statements of Financial Condition, net of minority interest.

**	The portion of the net asset value of New York Mortgage Trust, Inc. (“NYMT”) that is subject to the management fee calculation. In connection with its investment in NYMT, in January 2008, the Company entered into an advisory agreement between JMPAM and NYMT.

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Company’s Share of Change in Fair Value	JMPAM Management Fee	JMPAM Incentive Fee	Company’s Share of Change in Fair Value	JMPAM Management Fee	JMPAM Incentive Fee
	Successor	Successor	Successor	Successor	Successor	Successor
Hedge Funds:
Harvest Opportunity Partners II	$(724,269)	$192,906	$2	$(530,374)	$367,535	$38,777
Harvest Small Cap Partners	(742,407)	597,480	(5,883)	864,022	953,904	1,653,432
Harvest Consumer Partners *	(60,724)	7,356	—	15,534	12,890	2,010
Harvest Technology Partners *	181,166	6,911	21,350	182,922	13,836	21,413
Funds of Funds:
JMP Masters Fund	64,554	286,177	—	98,778	570,885	30,823
JMP Emerging Masters Fund	(18,952)	26,357	—	(15,996)	53,505	9,147
REITs:
JMP Realty Trust *	40,339	65,485	—	(113,070)	134,871	—
New York Mortgage Trust	593,570	183,896	—	(1,137,019)	293,063	—

Totals	$(666,723)	$1,366,568	$15,469	$(635,203)	$2,400,489	$1,755,602

*	Revenues earned from HTP, HCP and JMPRT are consolidated and then eliminated in consolidation in the Company’s Statements of Net Income, net of minority interest.

	Three Months Ended June 30, 2007
	Company’s Share of Change in Fair Value		JMPAM Management Fee		JMPAM Incentive Fee
	April 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007	April 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007	April 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007
	Predecessor	Successor	Predecessor	Successor	Predecessor	Successor
Hedge Funds:
Harvest Opportunity Partners II	$45,294	$(74,382)	$157,647	$156,569	$—	$177
Harvest Value Income Plus **	67,824	(40,545)	16,166	15,717	—	5,825
Harvest Small Cap Partners	149,548	310,272	33,716	42,766	—	203,595
Harvest Consumer Partners *	5,438	(32,499)	2,521	2,520	21	—
Harvest Technology Partners *	(4,421)	(15,250)	1,629	1,629	—	—
Funds of Funds:
JMP Masters Fund	33,941	8,940	98,034	109,118	—	—
JMP Emerging Masters Fund	—	—	14,298	15,727	—	265
REIT:
JMP Realty Trust *	36,304	(17,514)	7,515	7,463	—	—

Totals	$333,928	$139,022	$331,526	$351,509	$21	$209,862

	Six Months Ended June 30, 2007
	Company’s Share of Change in Fair Value		JMPAM Management Fee		JMPAM Incentive Fee
	January 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007	January 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007	January 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007
	Predecessor	Successor	Predecessor	Successor	Predecessor	Successor
Hedge Funds:
Harvest Opportunity Partners II	$46,774	$(74,382)	$466,787	$156,569	$—	$177
Harvest Value Income Plus **	38,676	(40,545)	56,980	15,717	—	5,825
Harvest Small Cap Partners	481,461	310,272	90,988	42,766	226,956	203,595
Harvest Consumer Partners *	28,146	(32,499)	7,458	2,520	4,522	—
Harvest Technology Partners *	34,628	(15,250)	4,828	1,629	8,835	—
Funds of Funds:
JMP Masters Fund	50,842	8,940	286,346	109,118	20,223	—
JMP Emerging Masters Fund	—	—	36,854	15,727	2,012	265
REIT:
JMP Realty Trust *	14,373	(17,514)	22,512	7,463	—	—

Totals	$694,900	$139,022	$972,753	$351,509	$262,548	$209,862

*	Revenues earned from HTP, HCP and JMPRT are consolidated and then eliminated in consolidation in the Company’s Statements of Net Income, net of minority interest.

**	On December 31, 2007, HVIP was liquidated and its assets distributed to its partners.

As of June 30, 2008, the contractual base management fees earned from each of these investment funds ranged between 1% and 2% of assets under management. The contractual incentive fees were generally (i) 20%, subject to highwater marks, for the hedge funds; (ii) 5% to 20%, subject to highwater marks or a performance hurdle rate, for the funds of funds; and (iii) 25%, subject to a performance hurdle rate, for JMPRT and NYMT.

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

Interest, Dividends and Other Income

Interest, dividends and other income includes interest and dividend income generated by our cash and investments. Other income also includes fee sharing arrangements with, and fees earned to raise capital for third-party investment partnerships, or funds.

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

Compensation and Benefits

Compensation and benefits is the largest component of our expenses and includes employees’ base pay, performance bonuses, sales commissions, related payroll taxes, medical and benefits expenses, as well as expenses for contractors, temporary employees and equity-based compensation. Our employees receive a substantial portion of their compensation in the form of individual performance-based bonuses. As is the widespread practice in our industry, we pay bonuses on an annual basis, which for senior professionals typically make up a large portion of their total compensation. Compensation is accrued based on a ratio of total compensation and benefits to total revenues, however if certain unrealized losses do not reverse by year-end, we may exclude them from the compensation ratio calculation. We accrue for the estimated amount of these bonus payments ratably over the applicable service period. Bonus payments may have a greater impact on our cash position and liquidity in the periods in which they are paid than would otherwise be reflected in our Consolidated Statements of Net Income. We expect that our compensation and benefits expense, excluding equity-based awards made prior to and in connection with our initial public offering, will be approximately 60% of revenues each year, although we may change this rate at any time. This expected compensation ratio is based upon our historic revenue mix which has been heavily weighted towards our brokerage and investment banking revenue from JMP Securities. To the extent that we are successful in rapidly growing our asset management fee revenue from JMP Asset Management, the composite ratio may eventually trend above the 60% level, since JMP Asset Management compensation structure may be at or above that of JMP Securities. However, non-compensation expenses for asset management revenues are generally lower than those for brokerage and investment banking revenues, which could yield an improved operating margin over time.

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

Redeemable Class A member interests were accounted for as stock-based compensation and classified as a liability. As a result, the share of our income allocated to Redeemable Class A member interests, based on the membership percentage owned, and any additional changes in the redemption amount of Redeemable Class A member interests was recorded as “Income allocation and accretion - Redeemable Class A member interests” in our Consolidated Statements of Net Income. When we completed our Reorganization on May 16, 2007, our Redeemable Class A member interests were exchanged into shares of our common stock.

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

Historical Results of Operations

The following table sets forth our historical results of operations for the three and six month periods ended June 30, 2008 and 2007 and is not necessarily indicative of the results to be expected for any future period.

For purposes of the three and six month periods ended June 30, 2007 discussed herein, we have aggregated the Predecessor period from January 1, 2007 through May 15, 2007 and the Successor period from May 16, 2007 through June 30, 2007, without further adjustment, for purposes of comparison with the same periods in 2008. The supplemental aggregate disclosures and discussions are not in accordance with, or an alternative for, generally accepted accounting principles, and are provided solely for the purpose of providing additional supplemental information.

		Three Months ended June 30, 2007
	Three Months Ended June 30, 2008	April 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007	Combined Predecessor/ Successor	Change from 2007 to 2008

	Successor	Predecessor	Successor		$	%
(in thousands)
Revenues
Investment banking	$10,833	$4,562	$7,462	$12,024	$(1,191)	-9.9%
Brokerage	8,717	4,355	4,070	8,425	292	3.5%
Asset management fees	1,331	330	560	890	441	49.4%
Principal transactions	(683)	609	(170)	439	(1,122)	-255.4%
Interest, dividends and other income	1,416	602	734	1,336	80	6.0%

Total revenues	21,614	10,458	12,656	23,114	(1,500)	-6.5%
Expenses
Compensation and benefits	13,835	5,562	11,745	17,307	(3,472)	-20.1%
Income allocation and accretion – Redeemable Class A member interests	—	114,369	—	114,369	(114,369)	-100.0%
Administration	2,072	766	880	1,646	426	25.9%
Brokerage, clearing and exchange fees	1,097	551	607	1,158	(61)	-5.3%
Interest and dividend expense	102	179	59	238	(136)	-57.2%
Other	3,457	1,522	2,012	3,534	(77)	-2.2%

Total expenses	20,563	122,949	15,303	138,252	(117,689)	-85.1%

Income (loss) before minority interest and income tax expense (benefit)	1,051	(112,491)	(2,647)	(115,138)	116,189	N/A
Minority interest	211	32	(74)	(42)	253	N/A
Income tax expense (benefit)	646	—	(5,339)	(5,339)	5,985	N/A

Net income (loss)	$194	$(112,523)	$2,766	$(109,757)	109,951	N/A

		Six Months ended June 30, 2007
	Six Months Ended June 30, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007	Combined Predecessor/ Successor	Change from 2007 to 2008
	Successor	Predecessor	Successor		$	%
(in thousands)
Revenues
Investment banking	$18,939	$16,055	$7,462	$23,517	$(4,578)	-19.5%
Brokerage	16,859	12,987	4,070	17,057	(198)	-1.2%
Asset management fees	4,073	1,218	560	1,778	2,295	129.0%
Principal transactions	(2,063)	541	(170)	371	(2,434)	-655.9%
Interest, dividends and other income	3,558	1,571	734	2,305	1,253	54.4%

Total revenues	41,366	32,372	12,656	45,028	(3,662)	-8.1%
Expenses
Compensation and benefits	26,424	18,393	11,745	30,138	(3,714)	-12.3%
Income allocation and accretion – Redeemable Class A member interests	—	117,418	—	117,418	(117,418)	-100.0%
Administration	3,353	1,771	880	2,651	702	26.5%
Brokerage, clearing and exchange fees	2,470	1,689	607	2,296	174	7.6%
Interest and dividend expense	318	683	59	742	(424)	-57.2%
Other	7,287	3,948	2,012	5,960	1,327	22.3%

Total expenses	39,852	143,902	15,303	159,205	(119,353)	-75.0%

Income (loss) before minority interest and income tax expense (benefit)	1,514	(111,530)	(2,647)	(114,177)	115,691	N/A
Minority interest	155	167	(74)	93	62	N/A
Income tax expense (benefit)	486	—	(5,339)	(5,339)	5,825	N/A

Net income (loss)	$873	$(111,697)	$2,766	$(108,931)	109,804	N/A

Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007

Overview

Total revenues decreased $1.5 million, or 6.5%, from $23.1 million for the quarter ended June 30, 2007 to $21.6 million for the quarter ended June 30, 2008. The decrease was primarily due to a decrease in investment banking revenue of $1.2 million and principal transactions revenue of $1.1 million, partially offset by an increase in asset management fee revenue of $0.4 million, brokerage revenue of $0.3 million and interest, dividends and other income of $0.1 million.

Total expenses decreased by $117.7 million, or 85.1%, from $138.3 million for the quarter ended June 30, 2007 to $20.6 million for the quarter ended June 30, 2008, primarily because we discontinued recognizing income allocated to the Redeemable Class A member interests after the Reorganization, which resulted in a decrease in income allocation and accretion/(dilution) expense of $114.4 million and due to a decrease in compensation and benefits of $3.5 million.

Net income increased $110.0 million from a net loss of $109.8 million for the quarter ended June 30, 2007 to net income of $0.2 million for the quarter ended June 30, 2008, primarily as a result of the aforementioned decrease in expenses.

Revenues

Investment Banking

Investment banking revenues decreased $1.2 million, or 9.9%, from $12.0 million for the quarter ended June 30, 2007 to $10.8 million for the same period in 2008, and decreased as a percentage of total revenues from 52.0% to 50.1%, respectively. The decrease in revenues reflects a lower level of activity in our public equity underwriting and strategic advisory businesses, partially offset by increased activity in our private placement business. Public equity underwriting revenues decreased by $0.8 million, or 14.0%, from $5.6 million for the quarter ended June 30, 2007 to $4.8 million for the quarter ended June 30, 2008. We executed nine public equity underwriting transactions in the quarter ended June 30, 2008 compared to eleven in the quarter ended June 30, 2007 due to a slowdown in underwriting activity for follow-on offerings and IPOs. We acted as a lead manager in none and three, respectively. Generally we receive higher fees for transactions in which we act as a lead manager. However, average revenues per public equity underwriting transaction increased by 5.1% due to increased average deal size. Our strategic advisory revenues decreased $2.0 million, or 43.3%, from $4.7 million for the quarter ended June 30, 2007 to $2.7 million for the quarter ended June 30, 2008, due to fewer transactions executed, at lower average revenues per transaction, in the second quarter of 2008 compared to the second quarter of 2007. Private placement revenues increased $1.6 million, or 90.0%, from $1.8 million for the quarter ended June 30, 2007 to $3.4 million for the quarter ended June 30, 2008. While the number of private placement transactions executed decreased from five in the quarter ended June 30, 2007 to three in the quarter ended June 30, 2008, revenues per transaction increased 216.7%.

Brokerage Revenues

Brokerage revenues increased by $0.3 million, or 3.5%, from $8.4 million for the quarter ended June 30, 2007 to $8.7 million for the quarter ended June 30, 2008. The increase was the result of higher gross commission revenue as well as a decrease in trading losses for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007. The increase in commissions resulted from increased trading activity with existing clients, and the addition of new institutional clients during the period. Brokerage revenues increased as a percentage of total revenues, from 36.4% for the quarter ended June 30, 2007 to 40.3% for the quarter ended June 30, 2008.

Asset Management Fees

Asset management fees increased $0.4 million, or 49.4%, from $0.9 million for the quarter ended June 30, 2007 to $1.3 million for the quarter ended June 30, 2008. Asset management fees include both base management fees and incentive fees for our funds under management. An increase in base management fees from the quarter ended June 30, 2007 to the quarter ended June 30, 2008 was partially offset by a decrease in incentive fees. The increase in base management fees is the result of an increase in assets under management from $238.4 million as of June 30, 2007 to $397.6 million as of June 30, 2008. The decrease in incentive fees is due to the decreased performance of our families of funds. As a percentage of total revenues, asset management fees increased from 3.9% for the quarter ended June 30, 2007 to 6.2% for the same period in 2008.

Principal Transactions

Principal transaction revenues decreased $1.1 million from a gain of $0.4 million for the quarter ended June 30, 2007 to a loss of $0.7 million for the quarter ended June 30, 2008. The decrease was primarily due to a loss of $1.3 million from investment partnerships in the second quarter of 2008 compared to a gain of $0.4 million for the second quarter of 2007 attributable to the performance of the funds managed by us in which we invest a portion of our capital. The $1.7 million decrease was partially offset by a $0.4 million increase in gains from our equity security investments related to our convertible preferred security and equity security investments in NYMT and an increase of $0.2 million in gains related to the value of warrants and an investment in a private fund managed by third parties.

Interest, Dividends and Other Income

Interest, dividends and other income increased $0.1 million, or 6.0%, from $1.3 million for the quarter ended June 30, 2007 to $1.4 million for the same period in 2008. The increase was attributable to interest and dividend income, which increased from $1.2 million for the quarter ended June 30, 2007 to $1.3 million for the same period in 2008, and was primarily due to the dividend earned from our investment in NYMT convertible preferred securities, as well as from investing of proceeds from our initial public offering in short duration AAA rated securities. Other income, primarily from revenue sharing arrangements with, and fees earned to raise capital for third-party investment partnerships or funds, remained steady at $0.2 million in each quarter.

Expenses

Compensation and Benefits

Compensation and benefits, which includes salaries, commissions and performance bonus compensation to our employees, decreased $3.5 million, or 20.1%, from $17.3 million for the quarter ended June 30, 2007 to $13.8 million for the quarter ended June 30, 2008. The decrease was due to no expense for vesting of stock options for the June 30, 2008 quarter compared to $3.4 million for the same quarter in 2007 primarily as a result of accelerated vesting of stock options in connection with our initial public offering. In addition, there was a decrease of $1.3 million in employee payroll and accrual for bonuses, which is primarily attributable to the application of our target compensation to revenue ratio used for the accrual of bonuses as a result of decreased revenues in the quarter ended June 30, 2008, compared to the same quarter in 2007, partially offset by an increase of $1.2 million in expense recognized for restricted stock units granted at and after the initial public offering. Of the total compensation and benefits expense for the quarter ended June 30, 2008, $2.5 million is attributable to equity-based compensation expenses, comprised of expense recognized for restricted stock units granted in connection with the initial public offering in May 2007 of $1.2 million, as well as restricted stock units granted after the initial public offering in connection with annual bonuses and other awards of $1.3 million. Compensation and benefits as a percentage of revenues decreased from 74.9% of total revenues for the quarter ended June 30, 2007 to 64.0% for the quarter ended June 30, 2008. Excluding expense from equity-based awards granted in connection with the initial public offering, as a percentage of revenues, compensation and benefits increased from 55.6% of total revenues for the quarter ended June 30, 2007 to 58.4% for the same period in 2008.

Income Allocation and Accretion/(Dilution)

Income allocation and accretion/(dilution) decreased $114.4 million from $114.4 million for the quarter ended June 30, 2007 to none for the quarter ended June 30, 2008. Due to our Reorganization as a C-corporation in connection with our initial public offering on May 16, 2007, periods after this date no longer reflect an expense for income allocation and accretion/(dilution).

Administration

Administration expenses increased $0.4 million, or 25.9%, from $1.7 million for the quarter ended June 30, 2007 to $2.1 million for the quarter ended June 30, 2008. The increase was primarily due to higher conference expenses in the second quarter 2008 compared to the same quarter in 2007, building operating expense true-ups, and, to a lesser extent, higher insurance and other expenses associated with being a public company for the full quarter ended June 30, 2008, compared to half of the quarter ended June 30, 2007. Administration expense increased from 7.1% of total revenues for the quarter ended June 30, 2007 to 9.6% for the same period in 2008.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees decreased $0.1 million, or 5.3%, from $1.2 million for the quarter ended June 30, 2007 to $1.1 million for the quarter ended June 30, 2008. The decrease was primarily due to a one-time credit from a trading services vendor of $0.1 million posted during the quarter ended June 30, 2008. As a percentage of total revenues, our brokerage, clearing and exchange fees increased from 5.0% for the quarter ended June 30, 2007 to 5.1% for the same period in 2008.

Interest and Dividend Expense

Interest and dividend expense decreased $0.1 million, or 57.2%, from $0.2 million for the quarter ended June 30, 2007 to $0.1 million for the quarter ended June 30, 2008. The decrease was primarily due to the discontinuation of interest payments to Redeemable Class A members, as a result of the exchange into common stock at the time of the initial public offering. As a percentage of total revenues, interest and dividend expense decreased from 1.0% for the quarter ended June 30, 2007 to 0.5% for the same period in 2008.

Other Expenses

Other expenses were flat at $3.5 million for the quarter ended June 30, 2007 and for the quarter ended June 30, 2008. The quarter ended June 30, 2008 reflected a decrease of $0.1 million in professional fees due to the settlement and reversal of a previous accrual of expense for an arbitration award. The second quarter of 2008 also reflects a $0.1 million increase in travel and entertainment expense, due to fewer investment banking transaction reimbursements compared to the same period in 2007. As a percentage of total revenues, other expenses increased from 15.3% for the quarter ended June 30, 2007 to 16.0% for the same period in 2008.

Minority Interest

Minority interest relates to the consolidation of JMPRT and two of our hedge funds, Harvest Consumer Partners and Harvest Technology Partners, as well as Opportunity Acquisition Corp. We recorded a reduction to net income of $211 thousand for minority interest for the quarter ended June 30, 2008 compared to a reduction to net loss of $42 thousand for minority interest for the quarter ended June 30, 2007, due to an aggregate improvement in the performance of our minority interest entities for the quarter ended June 30, 2008 compared to the same period in 2007.

Provision for Income Taxes

Prior to the completion of our initial public offering on May 16, 2007, we were a limited liability company treated as a partnership for income tax purposes; therefore, all of our income and losses were reportable by the individual members. The U.S. federal and state income taxes payable by the members based upon their share of our net income have not been reflected in the accompanying financial statements for the periods prior to the Reorganization. We were, however, subject to state and local unincorporated tax and franchise tax.

In connection with our initial public offering and Reorganization, we are subject to federal and state income taxes on all taxable income earned subsequent to May 15, 2007. Additionally, in connection with the Reorganization, we recognized a one-time tax benefit of $4.0 million in connection with the establishment of net deferred tax asset items of $10.2 million. In calculating the one-time tax benefit amount and associated deferred tax asset items, the Company made reasonable estimates of its share of the 2006 taxable income and 2007 taxable income attributed to the period from January 1 through May 15, 2007 of the partnerships in which it had a direct or indirect interest. These estimates may change as additional information becomes available; as a result, the net one-time tax benefit amount may change. For the three months ended June 30, 2008 and for the period May 16, 2007 to June 30, 2007, we recorded a total tax expense of $0.6 million and a tax benefit of $5.3 million, respectively. Excluding the tax benefit adjustment of $0 and $4.3 million, we recorded a tax expense of $0.6 million and a tax benefit of $1.0 million for the three months ended June 30, 2008 and for the period May 16, 2007 to June 30, 2007, respectively.

The effective tax rate for the three months ended June 30, 2008 and for the period May 16, 2007 to June 30, 2007 was 76.9% and 207.5%, respectively, including the prior year one-time tax benefit adjustment. Excluding the prior year one-time tax benefit adjustment, the effective tax for the three months ended June 30, 2008 and for the period May 16, 2007 to June 30, 2007 was 76.8% and 39.7%, respectively.

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007

Overview

Total revenues decreased $3.7 million, or 8.1%, from $45.0 million for the six months ended June 30, 2007 to $41.4 million for the six months ended June 30, 2008. The decrease was primarily due to a decrease in investment banking revenue of $4.6 million and principal transactions revenue of $2.4 million, partially offset by an increase in asset management fee revenue of $2.3 million, brokerage revenue of $0.2 million and interest, dividends and other income of $1.3 million.

Total expenses decreased by $119.4 million, or 75.0%, from $159.2 million for the six months ended June 30, 2007 to $39.9 million for the six months ended June 30, 2008, primarily due to a decrease in income allocation and accretion/(dilution) expense of $117.4 million resulting from a one-time non-cash expense associated with the exchange of Redeemable Class A member interests into shares of our common stock in connection with the Reorganization at the time of our initial public offering and a decrease in compensation and benefits of $3.7 million.

Net loss decreased $109.8 million from a loss of $108.9 million for the six months ended June 30, 2007 to net income of $0.9 million for the six months ended June 30, 2008, primarily as a result of the of the aforementioned decrease in expenses.

Revenues

Investment Banking

Investment banking revenues decreased $4.6 million, or 19.5%, from $23.5 million for the six months ended June 30, 2007 to $18.9 million for the same period in 2008 and decreased as a percentage of total revenues from 52.2% to 45.8%, respectively. The decrease in revenues reflects a lower level of activity in our public equity underwriting and strategic advisory businesses, partially offset by an increase in our private placement business. Public equity underwriting revenues decreased by $1.7 million, or 18.9%, from $9.0 million for the six months ended June 30, 2007 to $7.3 million for the six months ended June 30, 2008. We executed 13 public equity underwriting transactions in the six months ended June 30, 2008 compared to 17 in the six months ended June 30, 2007 due to a slowdown in underwriting activity for follow-on offerings and IPOs. In addition, we acted as the lead manager on three public equity underwriting transactions, including our own initial public offering, in the six month period ending June 30, 2007 compared to none in the same period in 2008. However, we recognized no revenue for acting as underwriter in our own initial public offering and the underwriting fees were instead recorded as additional paid-in capital. Our strategic advisory revenues decreased $3.5 million, or 43.1%, from $8.2 million for the six months ended June 30, 2007 to $4.7 million for the six months ended June 30, 2008, due to a decrease in the number of and average revenues per transaction executed in the first six months of 2008 compared to the first six months of 2007. Private placement revenues increased $0.6 million, or 10.2%, from $6.4 million for the six months ended June 30, 2007 to $7.0 million for the six months ended June 30, 2008. While the number of private placement transactions executed decreased from eleven in the six months ended June 30, 2007 to five in the six months ended June 30, 2008, average revenues per transaction increased 142.4%.

Brokerage Revenues

Brokerage revenues decreased by $0.2 million, or 1.2%, from $17.1 million for the six months ended June 30, 2007 to $16.9 million for the six months ended June 30, 2008. The decrease was a result of higher trading losses for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, partially offset by an in increase commission revenue. The increase in commissions resulted from increased trading activity with existing clients, and to the addition of new institutional clients during the period. The higher trading losses resulted from significantly higher market volatility in the first half of 2008, as well as increased market making activities. Brokerage revenues increased as a percentage of total revenues, from 37.9% for the six months ended June 30, 2007 to 40.8% for the six months ended June 30, 2008.

Asset Management Fees

Asset management fees increased by $2.3 million, or 129.0%, from $1.8 million for the six months ended June 30, 2007 to $4.1 million for the six months ended June 30, 2008. Asset management fees include both base management fees and incentive fees for our funds under management. Base management fees and incentive fees both increased from the six months ended June 30, 2007 to the six months ended June 30, 2008. The increase in base management fees is the result of an increase in assets under management from $238.4 million as of June 30, 2007 to $397.6 million as of June 30, 2008. The increase in incentive fees is the result of improved performance, mainly in the first quarter of 2008, of our families of funds, in particular of Harvest Small Cap Partners. As a percentage of total revenues, asset management fees increased from 4.0% for the six months ended June 30, 2007 to 9.8% for the same period in 2008.

Principal Transactions

Principal transaction revenues decreased $2.4 million from a gain of $0.4 million for the six months ended June 30, 2007 to a loss of $2.1 million for the six months ended June 30, 2008. The decrease was primarily due to a loss of $2.8 million from investments in equity and other securities related to our convertible preferred security and equity security investments in NYMT for the six months ended June 30, 2008 compared to a loss of $0.4 million for the six months ended June 30, 2007. In addition, there was a $0.2 million decrease from investment partnerships, attributable to the performance of the funds managed by us in which we invest a portion of our capital. The decrease was partially offset by an increase of $0.2 million in gains related to the value of warrant positions.

Interest, Dividends and Other Income

Interest, dividends and other income increased $1.3 million, or 54.4%, from $2.3 million for the six months ended June 30, 2007 to $3.6 million for the same period in 2008. The increase was primarily due to the dividend earned from our investment in NYMT convertible preferred securities, as well as from investing of proceeds from our initial public offering in short duration AAA rated securities.

Expenses

Compensation and Benefits

Compensation and benefits, which includes salaries, commissions and performance bonus compensation to our employees and managing directors, decreased $3.7 million, or 12.3%, from $30.1 million for the six months ended June 30, 2007 to $26.4 million for the six months ended June 30, 2008. The decrease was due to no expense for vesting of stock options for six months ended June 30, 2008 compared to $3.9 million for the same period in 2007 and a decrease of $3.1 million in employee payroll and accrual for bonuses, which is primarily attributable to the application of our target compensation to revenue ratio used for the accrual of bonuses to decreased revenues in the six months ended June 30, 2008, compared to the same period in 2007, partially offset by an increase of $3.3 million in expense recognized for restricted stock units granted at and after the initial public offering. Of the total compensation and benefits expense for the six months ended June 30, 2008, $4.6 million is attributable to equity-based compensation expenses, comprised of $2.3 million in expense recognized for restricted stock units granted in connection with the initial public offering and $2.3 million in expense recognized for restricted stock units granted after the initial public offering. Compensation and benefits as a percentage of revenues decreased from 66.9% of total revenues for the six months ended June 30, 2007 to 63.9% for the same period in 2008. Excluding expense from equity-based awards as a result of the initial public offering, as a percentage of revenues compensation and benefits increased from 57.0% of total revenues for the six months ended June 30, 2007 to 58.5% for the same period in 2008.

Income Allocation and Accretion/(Dilution)

Income allocation and accretion/(dilution) decreased $117.4 million from $117.4 million for the six months ended June 30, 2007 to none for the six months ended June 30, 2008. The decrease was due to our Reorganization as a C-corporation in connection with our initial public offering as of May 16, 2007, future periods will no longer reflect this expense.

Administration

Administration expenses increased $0.7 million, or 26.5%, from $2.7 million for the six months ended June 30, 2007 to $3.4 million for the six months ended June 30, 2008. The increase was primarily due to higher expenses associated with being a public company, as well as higher conferences expenses. Administration expense increased from 5.9% of total revenues for the six months ended June 30, 2007 to 8.1% for the same period in 2008.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees increased $0.2 million, or 7.6%, from $2.3 million for the six months ended June 30, 2007 to $2.5 million for the six months ended June 30, 2008. The increase was primarily due to an increase in trading activity in our sales and trading business as total shares traded increased 21.9% from the six months ended June 30, 2007 to the six months ended June 30, 2008. As a percentage of total revenues, our brokerage, clearing and exchange fees increased from 5.1% for the six months ended June 30, 2007 to 6.0% for the same period in 2008.

Interest and Dividend Expense

Interest and dividend expense decreased $0.4 million, or 57.2%, from $0.7 million for the six months ended June 30, 2007 to $0.3 million for the six months ended June 30, 2008. The decrease was primarily attributable to the discontinuation of interest payments to Redeemable Class A members, due to the exchange into common stock at the time of the initial public offering. As a percentage of total revenues, interest and dividend expense decreased from 1.6% for the six months ended June 30, 2007 to 0.8% for the same period in 2008.

Other Expenses

Other expenses increased $1.3 million, or 22.3%, from $6.0 million for the six months ended June 30, 2007 to $7.3 million for the six months ended June 30, 2008. The increase in other expenses was due primarily to a $0.9 million increase in professional fees, consisting primarily of increased legal expenses, as well as audit and accounting expenses from being a public company. As a percentage of total revenues, our other expenses increased from 13.2% for the six months ended June 30, 2007 to 17.6% for the same period in 2008.

Minority Interest

Minority interest relates to the consolidation of JMPRT and two of our hedge funds, Harvest Consumer Partners and Harvest Technology Partners, as well as Opportunity Acquisition Corp. We recorded a reduction to net income of $155 thousand for minority interest for the six months ended June 30, 2008, compared to an increase to net loss of $93 thousand for minority interest for the six months ended June 30, 2007, due to an improvement in the aggregate performance of our minority interest entities for the six months ended June 30, 2008 compared to the same period in 2007.

Provision for Income Taxes

Prior to the completion of our initial public offering on May 16, 2007, we were a limited liability company treated as a partnership for income tax purposes, therefore all of our income and losses were reportable by the individual members. The U.S. federal and state income taxes payable by the members based upon their share of our net income have not been reflected in the accompanying financial statements for the periods prior to the initial public offering. We were, however, subject to state and local unincorporated tax and franchise tax.

In connection with our initial public offering and Reorganization, we are subject to federal and state income taxes on all taxable income earned subsequent to May 15, 2007. Additionally, in connection with the Reorganization, we recognized a one-time tax benefit of $4.0 million in connection with the establishment of net deferred tax asset items of $10.2 million. In calculating the one-time tax benefit amount and associated deferred tax asset items, the Company makes reasonable estimates of its share of the 2006 taxable income and 2007 taxable income attributed to the period from January 1 through May 15, 2007 of the partnerships in which it has a direct or indirect interest. These estimates may change as additional information becomes available; as a result, the net one-time tax benefit amount may change. During the six months ended June 30, 2008, the Company adjusted the one-time tax benefit of $4.0 million by $0.3 million in additional tax benefit. For the six months ended June 30, 2008 and for the period May 16, 2007 to June 30, 2007, we recorded a total tax expense of $0.5 million and a total tax benefit $5.3 million, respectively. Excluding the tax benefit adjustment of $0.3 million and $4.3 million, we recorded a tax expense of $0.8 million and a tax benefit of $1.0 million for the six months ended June 30, 2008 and for the period May 16, 2007 to June 30, 2007, respectively.

The effective tax rate for the six months ended June 30, 2008 and for the period May 16, 2007 to June 30, 2007 was 59.1% and 39.7%, respectively, excluding the prior year one-time tax benefit adjustment. Including the prior year one-time tax benefit adjustment, the effective tax for the six months ended June 30, 2008 and for the period May 16, 2007 to June 30, 2007 was 35.8% and 207.5%, respectively.

Liquidity and Capital Resources

A condensed table of cash flows for the six months ended June 30, 2008 and 2007 is presented below. We have aggregated the Predecessor period from January 1, 2007 through May 15, 2007 and the Successor period from May 16, 2007 through June 30, 2007, without further adjustment, for purposes of comparison with the same periods in 2008. The supplemental aggregate disclosures and discussions are not in accordance with, or an alternative for, generally accepted accounting principles.

		Six Months ended June 30, 2007
	Six Months Ended June 30, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through June 30, 2007	Combined Predecessor/ Successor	Change from 2007 to 2008
	Successor	Predecessor	Successor		$	%
(in thousands)
Cash flows from operations	$(23,462)	$(29,821)	$1,626	$(28,195)	$4,733	16.8%
Cash flows from investing activities	(21,881)	(509)	(14,451)	$(14,960)	(6,921)	-46.3%
Cash flows from financing activities	711	8,020	58,601	$66,621	(65,910)	N/A

Total cash flows	$(44,632)	$(22,310)	$45,776	$23,466	$(68,098)	N/A

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

Our balance sheet is relatively liquid and unleveraged. We have a $30.0 million revolving note with City National Bank, which had a balance outstanding of $4.5 million as of June 30, 2008. In July 2008, we drew down an additional $4.2 million from the revolving note to fund an investment.

As of June 30, 2008, we had net cash and investments of $96.2 million. This financial measure is a “non-GAAP financial measure” and is not presented in accordance with generally accepted accounting principals, or “GAAP.” A reconciliation of our cash and cash equivalents to our net cash and investments is set forth below:

June 30, 2008
Successor
Cash and cash equivalents	$54,495
Add:
Restricted cash (proceeds from short sales on deposit)	9,301
Marketable securities owned, at fair value	23,742
Other investments	45,770
Subtract:
Marketable securities sold, but not yet purchased, at fair value	(9,479)
Securities sold under agreements to repurchase	—
Accrued compensation	(7,330)
Note payable	(4,481)
Minority interest	(15,833)

Net cash and investments	$96,185

The Company has calculated its net cash and investments in order to demonstrate the strength and liquidity of the Company’s balance sheet. Management believes that net cash and investments, net of liabilities, is a useful measure of the Company’s capacity to invest capital in new assets and to withstand market conditions that could compromise its equity value.

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule. We use the basic method permitted by the Uniform Net Capital Rule to compute net capital, which generally requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of $38.2 million and $51.3 million, which were $37.5 million and $50.6 million in excess of the required net capital of $0.7 million at June 30, 2008 and December 31, 2007. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.28 to 1 and 0.22 to 1 at June 30, 2008 and December 31, 2007, respectively.

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

The Company intends to declare quarterly cash dividends on all outstanding shares of common stock. The Company does not plan to pay dividends on unvested shares of restricted stock. On March 10, 2008, the Company’s board of directors declared a cash dividend of $0.05 per share of common stock for the fourth quarter of 2007 which was paid on April 11, 2008 to common shareholders of record on March 28, 2008. In addition, on May 8, 2008, the Company’s board of directors declared a cash dividend of $0.05 per share of common stock for the first quarter of 2008 which was paid on June 13, 2008 to common shareholders of record on May 30, 2008.

On January 22, 2008, Opportunity Acquisition Corp. filed an S-1 registration statement with the SEC in connection with an initial public offering of 15.0 million units. Each unit is expected to be offered at a price of $10.00 per unit and will consist of one share of common stock and one warrant. Opportunity Acquisition Corp. is a special purpose acquisition corporation, or “SPAC,” formed for the purpose of acquiring one or more businesses through a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination. The Company is the sponsor of the SPAC. The Company and certain individuals affiliated with the Company collectively own 4.3 million units of Opportunity Acquisition Corp. In addition, the Company has agreed to purchase from Opportunity Acquisition Corp. warrants for an aggregate purchase price of $4.0 million in a private placement to be completed immediately prior to the completion of the initial public offering, which we anticipate to be in the third or fourth quarter of 2008 but may be delayed or withdrawn depending on market conditions and other factors.

On January 18, 2008, the Company and certain affiliated entities completed the acquisition of 1.0 million shares of Series A Cumulative Redeemable Convertible preferred stock of NYMT, a publicly traded real estate investment trust engaged in the investment management of mortgage-backed securities and high credit quality residential adjustable rate mortgage loans, at a price per share of $20.00 for a total of $20.0 million. The investment was comprised of $5.0 million by JMP Group Inc., $5.0 million by certain funds managed by JMPAM, and $10.0 million from JMPRT. In addition, the Company entered into an advisory agreement between JMPAM and NYMT to manage certain non-agency assets.

In February 2008, the Company purchased NYMT common stock for an aggregate amount of $4.5 million in a $60.0 million private investment in public equity (PIPE) transaction executed by NYMT.

On March 10, 2008, the Company’s board of directors authorized the buyback of an additional 2.0 million shares of our common stock during the next eighteen months, depending on market conditions.

In the second quarter of 2008, the Company entered into $7.0 million in non-revolving credit notes on which $2.8 million in aggregate was advanced in the quarter.

Subsequent to quarter end, on July 14, 2008, the Company made a $4.2 million investment in a private commercial mortgage originator in the form of a note and warrants. To fund the investment, the Company drew down an additional $4.2 million on its revolving note with City National Bank, which brought its borrowings under this revolving note to $8.7 million.

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

Cash Flows for the Six Months Ended June 30, 2008

Cash decreased by $44.6 million during the six months ended June 30, 2008, primarily as a result of cash used in operating and investing activities.

Our operating activities used $23.5 million of cash from the net income of $0.9 million, adjusted for the cash used in the change in operating assets and liabilities of $25.7 million and non-cash revenue and expense items of $1.3 million. The decrease in operating assets and liabilities was primarily due to the payout of $26.9 million in 2007 bonuses in February 2008.

Our investing activities used $21.9 million, which consisted mostly of $19.6 million of net purchases of other investments and the funding of $2.8 million in loans receivable. During the first half of 2008, we invested $15.0 million in Series A Cumulative Redeemable Convertible Preferred stock of NYMT, as well as $4.5 million in NYMT common stock as part of the $60 million PIPE transaction executed by NYMT on February 18, 2008.

Our financing activities provided $0.7 million of cash primarily due to a draw down on our revolving note with City National Bank and capital contributions from minority members in the first half of 2008, offset by our cash dividends paid to shareholders and our repurchases of our common shares for treasury.

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

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report on From 10-K for the year ended December 31, 2007.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2008. However, as described below under “Qualitative and Quantitative Disclosures About Market Risk - Credit Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting periods. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. The use of different estimates and assumptions could produce materially different results. For example, if factors such as those described in “Risk Factors” in our Annual Report on Form 10-K cause actual events to differ from the assumptions we used in applying the accounting policies, our results of operations, financial condition and liquidity could be adversely affected.

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

Using the foregoing criteria, we consider the following to be our critical accounting policies:

Fair Value of Financial Instruments

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. This standard establishes a consistent framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures with respect to fair value measurements. SFAS 157 applies to all financial instruments that are being measured and reported on a fair value basis. This includes those items currently reported in marketable securities owned, at fair value, other investments and marketable securities sold, not yet purchased, at fair value on the consolidated statements of financial condition. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 4 of the Notes to the consolidated financial statements for a complete discussion of SFAS 157.

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

Also included in other investments are convertible preferred stock and common stock of NYMT, and warrants on public and private common stock. The investment in NYMT convertible preferred stock is based on a fair value estimate using the Black-Scholes credit adjusted valuation model on Bloomberg. The investment in NYMT common stock, which is not registered under the Securities Act, as amended, is discounted to estimate fair value. The warrants on public and private common stock are generally received as a result of investment banking transactions and are valued at estimated fair value as determined by management. Warrants owned are valued at the date of issuance and marked-to-market as unrealized gains and losses until realized. Estimated fair value is determined using the Black-Scholes Options Valuation methodology adjusted for active market and other considerations on a case-by-case basis.

The aforementioned fair value methods represent the Company’s best estimate of exit price as defined by SFAS 157.

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”) as of January 1, 2008. SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in the Consolidated Statements of Net Income. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.

We elected to apply the fair value option to the following financial assets:

•	Investment in NYMT convertible preferred stock; and

•	Investment in NYMT common stock

There was no adjustment recorded to retained earnings related to the adoption of SFAS 159.

Subsequent to the adoption of SFAS 159, we have elected to apply the fair value option to new positions. In certain cases, we may continue to apply the equity method of accounting to those investments which are strategic in nature or are closely related to our principal business activities, where we have a significant degree of involvement in the cash flows or operations of the investee.

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

Legal and Other Contingent Liabilities

We are involved in various pending and potential complaints, arbitrations, legal actions, investigations and proceedings related to our business from time to time. Some of these matters involve claims for substantial amounts, including claims for punitive and other special damages. The number of complaints, legal actions, investigations and regulatory proceedings against financial institutions like us has been increasing in recent years. We have, after consultation with counsel and consideration of facts currently known by management, recorded estimated losses in accordance with SFAS 5, Accounting for Contingencies, to the extent that a claim may result in a probable loss and the amount of the loss can be reasonably estimated. The determination of these reserve amounts requires significant judgment on the part of management and our ultimate liabilities may be materially different. In making these determinations, management considers many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of successful defense against the claim, the cost of defending the claim and the potential for, and magnitude of, damages or settlements from such pending and potential complaints, legal actions, arbitrations, investigations and proceedings, and fines and penalties or orders from regulatory agencies.

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

ITEM 4.     Controls and Procedures

Our management, with the participation of the Chairman and Chief Executive Officer and the Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2008 to April 30, 2008	95,900	$6.88	95,900	1,860,034
May 1, 2008 to May 31, 2008	113,100	$6.69	113,100	1,746,934
June 1, 2008 to June 30, 2008	74,700	$6.71	74,700	1,672,234

Total	283,700	$6.76	283,700

(1)	On March 10, 2008, the Company’s board of directors authorized the buyback of an additional 2.0 million shares during the subsequent eighteen months, depending on market conditions.

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 4.     Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on June 9, 2008, our shareholders:

1.	elected seven directors to serve for terms expiring at our subsequent Annual Meeting of Shareholders; and

2.	ratified the appointment of PricewaterhouseCoopers LLP to serve as our independent registered public accounting firm for 2008.

Further information regarding these matters is set forth in our 2008 Annual Proxy Statement, filed with the SEC on April 25, 2008.

The table below shows the results of the shareholders’ voting:

	Votes in Favor	Votes Against	Votes Withheld/ Abstentions	Broker Non-Voted
Election of Directors:
Joseph A. Jolson	14,256,820	—	2,425,777	—
Craig R. Johnson	14,199,720	—	2,482,877	—
Mark L. Lehmann	14,199,713	—	2,482,884	—
Carter D. Mack	14,113,018	—	2,569,579	—
Peter T. Paul	16,123,755	—	558,842	—
Edward J. Sebastian	16,123,805	—	558,792	—
Glenn H. Tongue	16,210,450	—	472,147	—

Ratification of independent registered public accounting firm	16,677,635	2,101	2,861	—

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2008

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