Form 10-Q
period 2008-09-30
JMP Group Inc.
filed 2008-11-04
CIK 1383803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of October 31, 2008 was 19,805,230.

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

JMP Group Inc. also makes available, in the Investor Relations section of its website and will provide print copies to shareholders upon request, (i) its corporate governance guidelines, (ii) its code of business conduct and ethics, and (iii) the charters of the audit, compensation, and corporate governance and nominating committees of its board of directors. These documents, as well as the information on the website of JMP Group Inc., are not intended to be part of this quarterly report.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

JMP Group Inc.

Consolidated Statements of Financial Condition

	September 30, 2008	December 31, 2007
	Unaudited
	Successor
Assets
Cash and cash equivalents	$49,950,808	$99,127,043
Restricted cash and deposits (includes cash on deposit with clearing broker of $255,336 at September 30, 2008 and December 31, 2007)	9,221,218	12,038,511
Receivable from clearing broker	3,378,178	1,475,626
Investment banking fees receivable, net of allowance for doubtful accounts of $99,513 and $156,004 at September 30, 2008 and December 31, 2007	220,182	5,848,754
Marketable securities owned, at fair value	24,232,354	24,220,761
Other investments	43,636,962	27,557,542
Loans receivable, net	8,140,395	1,177,763
Fixed assets, net	1,355,366	1,857,444
Deferred tax assets	9,547,842	2,626,227
Other assets	6,252,351	8,781,592

Total assets	$155,935,656	$184,711,263

Liabilities and Shareholders’ Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$8,096,859	$10,954,013
Securities sold under agreements to repurchase	—	9,135,000
Note payable	8,680,850	—
Accrued compensation	12,915,987	28,154,889
Other liabilities	4,446,251	6,261,842

Total liabilities	34,139,947	54,505,744

Minority interest	11,479,024	14,604,692

Commitments and contingencies
Shareholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,069,741 and 22,044,541 shares issued at September 30, 2008 and December 31, 2007	22,070	22,045
Additional paid-in capital	127,546,889	121,001,922
Treasury stock (at cost, 2,135,911 shares at September 30, 2008 and 1,418,061 shares at December 31, 2007)	(15,645,622)	(10,884,218)
Retained earnings (deficit)	(1,606,652)	5,461,078

Total shareholders’ equity	110,316,685	115,600,827

Total liabilities and shareholders’ equity	$155,935,656	$184,711,263

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Net Income (Loss)

(Unaudited)

				Nine Months Ended September 30, 2007
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through September 30, 2007
	Successor	Successor	Successor	Predecessor	Successor
Revenues
Investment banking	$4,879,365	$9,400,830	$23,818,776	$16,054,815	$16,862,878
Brokerage	9,573,885	8,173,592	26,432,955	12,986,710	12,243,487
Asset management fees	2,292,014	941,800	6,364,634	1,218,467	1,502,018
Principal transactions	(2,726,160)	854,574	(4,788,734)	541,251	684,980
Interest and dividends	1,612,779	1,529,623	4,461,689	1,244,663	2,222,794
Other income	214,191	107,457	922,683	326,105	147,456

Total revenues	15,846,074	21,007,876	57,212,003	32,372,011	33,663,613
Expenses
Compensation and benefits	17,724,046	13,027,380	44,147,847	18,393,339	24,772,727
Income allocation and accretion –
Redeemable Class A member interests	—	—	—	117,418,274	—
Administration	1,257,487	1,248,940	4,610,307	1,770,553	2,128,853
Brokerage, clearing and exchange fees	1,389,384	1,289,525	3,859,357	1,689,174	1,896,307
Travel and business development	845,706	621,822	2,800,676	1,197,440	1,016,178
Communications and technology	912,043	970,488	2,911,598	1,389,647	1,458,413
Occupancy	478,316	472,758	1,426,135	699,774	706,035
Professional fees	636,005	551,897	2,512,950	375,969	1,173,906
Depreciation	239,909	268,640	760,797	525,734	421,805
Interest and dividend expense	121,565	110,850	439,251	683,114	170,156
Loan loss provision	427,882	—	427,882	—	—
Other	53,030	—	40,580	(241,082)	120,904

Total expenses	24,085,373	18,562,300	63,937,380	143,901,936	33,865,284

(Loss) income before minority interest and income tax (benefit) expense	(8,239,299)	2,445,576	(6,725,377)	(111,529,925)	(201,671)
Minority interest	(369,208)	303,721	(214,658)	167,388	229,258
Income tax (benefit) expense	(2,971,386)	1,006,408	(2,485,284)	—	(4,332,431)

Net (loss) income	$(4,898,705)	$1,135,447	$(4,025,435)	$(111,697,313)	$3,901,502

Net (loss) income per common share:
Basic	$(0.24)	$0.05	$(0.20)		$0.18
Diluted	$(0.24)	$0.05	$(0.20)		$0.18
Weighted average common shares outstanding:
Basic	20,035,637	22,029,098	20,317,627		22,027,845
Diluted	20,035,637	22,029,098	20,317,627		22,084,839
Net (loss) per unit-Class A common interests:
Basic				$(23.84)
Diluted				$(23.84)
Weighted average units outstanding - Class A common interests - basic and diluted				2,384,881
Net (loss) per unit - Class B common interests:
Basic				$(23.84)
Diluted				$(23.84)
Weighted average units outstanding - Class B common interests - basic and diluted				2,300,000

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Shareholders’ Equity
			Common Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Total Equity
	Common Stock
	Shares	Amount
Successor:
Balance, December 31, 2007	22,044,541	$22,045	$(10,884,218)	$121,001,922	$5,461,078	$115,600,827
Net loss	—	—	—	—	(4,025,435)	(4,025,435)
Additonal paid-in capital stock-based compensation	25,200	25	—	6,588,407	—	— 6,588,432
Cash dividends paid to shareholders	—	—	—		(3,041,485)	(3,041,485)
Purchases of shares of common stock for treasury	—	—	(4,805,654)	—	—	(4,805,654)
Reissue shares of common stock from treasury	—	—	44,250	(43,440)	(810)	—

Balance, September 30, 2008	22,069,741	$22,070	$(15,645,622)	$127,546,889	$(1,606,652)	$110,316,685

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Cash Flows

(Unaudited)

		Nine Months Ended September 30, 2007
	Nine Months Ended September 30, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through September 30, 2007
	Successor	Predecessor	Successor
Cash flows from operating activities:
Net (loss) income	$(4,025,435)	$(111,697,313)	$3,901,502
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for loan losses and doubtful accounts	468,462	(241,079)	20,906
Amortization of loan origination and commitment fees	(15,744)	—	—
Loan origination and commitment fees	260,000	—	—
Change in other investments:
Fair value	2,260,394	(430,177)	(279,756)
Incentive fees reinvested in general partnership interests	(1,613,321)	(226,953)	(402,168)
Depreciation and amortization of fixed assets	760,797	525,734	421,805
Minority interest	(214,658)	167,388	229,258
Dividends declared to minority interest shareholders in the form of participation interest	—	—	(1,197,238)
Stock-based compensation expense	6,588,432	816,249	5,912,653
Deferred income taxes	(6,921,615)	—	(4,179,112)
Net change in operating assets and liabilities:
Decrease in receivables	3,685,440	1,421,098	1,780,465
Increase in marketable securities	(2,194,984)	(3,953,001)	(7,960,252)
Decrease (increase) in restricted cash, deposits and other assets	2,487	(1,271,797)	(3,086,775)
Increase in marketable securities sold, but not yet purchased	1,874,797	1,561,160	272,991
(Decrease) increase in securities sold under agreements to repurchase	(9,135,000)	—	9,379,000
(Decrease) increase in accrued compensation and other liabilities	(16,355,197)	(15,189,481)	8,742,204
Increase in Redeemable Class A member interests	—	98,696,930	—

Net cash (used in) provided by operating activities	(24,575,145)	(29,821,242)	13,555,483

Cash flows from investing activities:
Purchases of fixed assets	(258,719)	(60,416)	(259,521)
Purchases of other investments	(19,686,450)	(700,000)	(12,288,858)
Sales of other investments	5,161,783	251,696	171,120
Cash associated with deconsolidation of investment	(4,726,076)	—	—
Funding of loans receivable	(7,956,770)	—	(3,000,000)
Repayment of loan receivable	322,000	—	625,000
Repayment of note receivable	335,272	—	—

Net cash used in investing activities	(26,808,960)	(508,720)	(14,752,259)

Cash flows from financing activities:
Increase (decrease) in notes payable	8,680,850	14,500,000	(14,500,000)
Proceeds from initial public offering, net of expenses	—	—	73,122,467
Distributions paid to Class A and Class B common interests	—	(6,679,874)	—
Cash dividends paid to shareholders	(3,041,485)	—	(550,634)
Purchases of shares of common stock for treasury	(4,805,654)	—	—
Capital contributions of minority interest members and shareholders	1,598,413	200,000	8,488,014
Dividends paid to minority interest shareholders	(224,254)	—	(25,280)

Net cash provided by financing activities	2,207,870	8,020,126	66,534,567

Net (decrease) increase in cash and cash equivalents	(49,176,235)	(22,309,836)	65,337,791
Cash and cash equivalents, beginning of period	99,127,043	52,328,804	30,080,301

Cash and cash equivalents, end of period	$49,950,808	$30,018,968	$95,418,092

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$230,090	$1,033,937	$53,126
Cash paid during the period for taxes	$6,348,719	$—	$234,337
Non-cash financing activities:
Issuance of Class A common interests	$—	$401,172	$—
Issuance of JMPRT common stock	$—	20,800	—

See accompanying notes to consolidated financial statements

JMP GROUP INC.

Notes to Consolidated Financial Statements

September 30, 2008

(Unaudited)

1. Organization and Description of Business

JMP Group Inc., together with its subsidiaries (collectively, the “Company” or “Successor”), is an independent investment banking and asset management firm headquartered in San Francisco. JMP Group Inc. completed its initial public offering on May 16, 2007, and also completed a corporate reorganization (the “Reorganization”), which is described in greater detail in the Registration Statement on Form S-1 (File No. 333-140689) (the “Registration Statement”) filed with the Securities and Exchange Commission (“SEC”) in connection with the initial public offering. The Company conducts its brokerage business through its wholly-owned subsidiary, JMP Securities LLC (“JMP Securities”), its asset management business through its wholly-owned subsidiary, Harvest Capital Strategies LLC (“HCS”) (formerly JMP Asset Management LLC, which changed its name to HCS effective September 29, 2008), and certain principal investments through its wholly-owned subsidiary JMP Capital LLC (“JMP Capital”). JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to, customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS.

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

These financial statements and accompanying notes present the consolidated financial condition of the Successor as of September 30, 2008 and December 31, 2007. Consolidated results of operations and cash flows are presented for the Successor for the periods from May 16, 2007 to September 30, 2008 (post-Reorganization) and for the Predecessor for the periods January 1, 2007 through May 15, 2007 (pre-Reorganization). The Reorganization in connection with the initial public offering resulted in a combination of the Predecessor (JMP Group LLC) and JMP Holdings Inc. (now JMP Group Inc.), whose financial statements had not been combined with those of the Predecessor prior to May 16, 2007 for reporting purposes. Therefore, the Successor’s consolidated financial statements as of May 16, 2007 include the accounts of both JMP Group LLC and JMP Group Inc. The consolidated accounts of the Predecessor include the wholly-owned subsidiaries, JMP Securities and HCS, and the partially-owned subsidiaries, JMP Realty Trust (“JMPRT”), Harvest Consumer Partners (“HCP”), Harvest Technology Partners (“HTP”) and Opportunity Acquisition Corp., a special purpose acquisition corporation, or “SPAC”, formed for the purpose of acquiring one or more businesses through a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination. The Company is the sponsor of the SPAC. The consolidated accounts of the Successor include the wholly-owned subsidiaries, JMP Securities and HCS, and the partially-owned subsidiaries, JMPRT, HCP, HTP (through July 31, 2008) and SPAC. All material intercompany accounts and transactions have been eliminated in consolidation.

Minority interest in the consolidated statements of financial condition relates to the interest of third parties in JMPRT, HCP, HTP (through July 31, 2008) and SPAC.

JMPRT is a real estate investment trust that was formed in June 2006. As of September 30, 2008, the Company owned 49.5% of JMPRT and certain employees owned 20.1%. JMPRT is managed by HCS. Because of its current ownership and management position, the Company consolidates JMPRT and records minority interest.

HCS is the general partner of HCP, which commenced operations during 2006. As of September 30, 2008, the Company and its affiliates, officers, and immediate family members provided 82.5% of the invested capital in HCP, due to this ownership and resulting control by the Company and related parties, the Company consolidates HCP in the Company’s financial statements and records minority interest.

HTP has been consolidated in the Company’s financial statements, with a minority interest being recorded, since its inception in January 2006 through July 31, 2008, due to the Company’s and related parties’ ownership and resulting control of HTP. As a result of the admission of additional outside limited partners, effective August 1, 2008 HTP has been deconsolidated from the Company’s financial statements and the investment in HTP is accounted for under the equity method of accounting.

In addition to HTP and HCP, HCS currently manages several other asset management limited partnerships and is a general partner of each. The partnership agreements for these asset management funds provide for the right of the limited partners to remove the general partners by a simple majority vote of the unaffiliated limited partners. This right satisfies all of the criteria enumerated in paragraph 7.b. of Emerging Issues Task Force Issue No. 04-5 (“EITF 04-5”), Determining whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. As a result, consolidation of these asset management funds is not required.

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

Revenue Recognition

Investment banking revenues

Investment banking revenues consist of underwriting revenues, strategic advisory revenues and private placement fees, and are recorded when the underlying transaction is completed under the terms of the relevant agreement. Underwriting revenues arise from securities offerings in which the Company acts as an underwriter and include management fees, selling concessions and underwriting fees, net of related syndicate expenses. Management fees and selling concessions are recorded on the trade date, which is typically the day of pricing an offering (or the following day) and underwriting fees, net of related syndicate expenses, at the time the underwriting is completed and the related income is reasonably determinable. For these transactions, management estimates the Company’s share of the transaction-related expenses incurred by the syndicate, and recognizes revenues net of such expense. On final settlement, typically 90 days from the trade date of the transaction, these amounts are adjusted to reflect the actual transaction-related expenses and the resulting underwriting fee. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. If management determines that a transaction is likely not to be completed, deferred expenses related to that transaction are expensed at that time. Strategic advisory revenues primarily include success fees on closed merger and acquisition transactions, as well as retainer fees, earned in connection with advising on both buyers’ and sellers’ transactions. Fees are also earned for related advisory work and other services such as providing fairness opinions and valuation analyses. Strategic advisory revenues are recorded when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially complete, the fees are determinable and collection is reasonably assured. Private placement fees are related to non-underwritten transactions such as private placements of equity securities, private investments in public equity (“PIPE”), Rule 144A private offerings and trust preferred securities offerings and are recorded on the closing date of the transaction. Unreimbursed expenses associated with strategic advisory and private placement transactions, net of client reimbursements, are recorded in the Consolidated Statements of Net Income (Loss) within various expense captions other than compensation expense.

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

Principal transactions

Principal transaction revenues include realized and unrealized net gains and losses resulting from our principal investments in equity and other securities for the Company’s account and in equity-linked warrants received from certain investment banking assignments, as well as limited partner investments in private funds managed by third parties. Principal transaction revenues also include earnings (or losses) attributable to investment partnership interests held by our asset management subsidiary, HCS, which are accounted for using the equity method of accounting.

The Company’s principal transaction revenues for these categories for the three and nine month periods ended September 30, 2008 and 2007 are as follows:

				Nine Months Ended September 30, 2007
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through September 30, 2007
	Successor	Successor	Successor	Predecessor	Successor
Equity and other securities	$(3,212,385)	$303,873	$(6,028,823)	$(135,301)	$8,310
Warrants and other investments	(39,320)	119,035	99,656	11,904	78,769
Investment partnerships	525,545	431,666	1,140,433	664,648	597,901

Total principal transaction revenues	$(2,726,160)	$854,574	$(4,788,734)	$541,251	$684,980

Asset management fees

Asset management fees consist of base management fees and incentive fees. The Company recognizes base management fees on a monthly basis over the period in which the investment services are performed. Base management fees earned by the Company are generally based on the fair value of assets under management and the fee schedule for each fund and account. Base management fees are calculated at the investor level using their quarter-beginning capital balance adjusted for any contributions or withdrawals. The Company also earns incentive fees that are based upon the performance of investment funds and accounts. Such fees are either a specified percentage of the total investment return of a fund or account or a percentage of the excess of an investment return over a specified highwater mark or hurdle rate over a defined performance period. For most funds, the highwater mark is calculated using the greatest value of a partner’s capital account as of the end of any performance period, adjusted for contributions and withdrawals. Incentive fees are recognized as revenue at the end of the specified performance period. The performance period used to determine the incentive fee is quarterly for the hedge funds, JMPRT and NYMT, and annually for the funds of hedge funds managed by HCS. Most of the incentive fees are currently reinvested in the investment funds in which we hold a general partner investment. The incentive fees are not subject to any contingent repayments to investors or any other clawback arrangements.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities or remaining maturities upon purchase of three months or less to be cash equivalents.

Restricted Cash and Deposits

Restricted cash consists of proceeds from short sales deposited with brokers that cannot be removed unless the securities are delivered. Deposits consist of cash on deposit for operating leases as well as cash on deposit with JMP Securities’ clearing broker. At each of September 30, 2008 and December 31, 2007, the Company had $255,336 of cash on deposit with JMP Securities’ clearing broker.

Receivable from Clearing Broker

The Company clears customer transactions through another broker-dealer on a fully disclosed basis. At September 30, 2008 and December 31, 2007, the receivable from clearing broker consisted solely of commissions related to securities transactions.

Investment Banking Fees Receivable

Investment banking fees receivable include receivables relating to the Company’s investment banking or advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements are accounted for as collateralized financing transactions. The liabilities that result from these agreements are recorded in the consolidated statements of financial condition at the amounts at which the securities were sold. As of September 30, 2008 there were no securities sold under repurchase agreements. As of December 31, 2007, the Company pledged owned quasi-government agency securities as collateral for a repurchase agreement outstanding at such time. Interest expense is recorded on an accrual basis and is recorded in the Consolidated Statements of Net Income (Loss).

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

Substantially all of the Company’s financial instruments are recorded at fair value or amounts that approximate fair value. Marketable securities owned, Other investments, including warrant positions and investments in partnerships in which HCS is the general partner, and Marketable securities sold, but not yet purchased, are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item Principal transactions in the accompanying Consolidated Statements of Net Income (Loss).

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

Also included in other investments are convertible preferred stock of New York Mortgage Trust, Inc. (“NYMT”), and warrants on public and private common stock. The investment in NYMT convertible preferred stock is based on a fair value estimate using the Black-Scholes credit adjusted valuation model on Bloomberg. The warrants on public and private common stock are generally received as a result of investment banking transactions and are valued at estimated fair value as determined by management. Warrants owned are valued at the date of issuance and marked-to-market as of each reporting period. Estimated fair value is determined using the Black-Scholes Options Valuation methodology adjusted for active market and other considerations on a case-by-case basis.

The aforementioned fair value methods represent the Company’s best estimate of exit price as defined by SFAS 157.

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”) as of January 1, 2008. SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in the Consolidated Statements of Net Income (Loss). Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.

We elected to apply the fair value option to the following financial assets:

•	Investment in NYMT convertible preferred stock; and

•	Investment in NYMT common stock

There was no adjustment recorded to retained earnings related to the adoption of SFAS 159.

Loans Receivable

Loans receivable include loans held-for-investment and are carried at their unpaid principal balance, net of any reserves for credit losses or deferred loan origination or commitment fees.

For loans receivable classified as held-for-investment, we establish and maintain reserves for credit losses based on management’s estimate of credit losses in our loans as of each reporting date. The Company records a reserve against loans receivable on a specific identification basis.

Loan origination and commitment fees are deferred and recognized into Interest and Dividends income in the Consolidated Statements of Net Income (Loss) over the life of the related loan.

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

For the three and nine months ended September 30, 2008, income taxes are computed based on actual results.

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

Treasury Stock

We account for treasury stock under the cost method, using an average cost flow assumption, and we include treasury stock as a component of shareholders’ equity.

Reclassification

Certain balances from prior years have been reclassified in order to conform to the current year presentation. The reclassifications had no impact on the Company’s financial position, net income or cash flows.

3. Recent Accounting Pronouncements

SFAS No. 141(R), Business Combinations (“SFAS 141R”). In December 2007 the FASB issued SFAS 141R, which requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating SFAS 141R and has not yet determined the potential impact on the results of operations or financial condition.

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

Financial Staff Positions (“FSP”) SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). In February 2008, the FASB issued FSP 157-2 which delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We do not believe the adoption of those provisions of SFAS 157, for which effectiveness was delayed by FSP 157-2, will have an impact on our consolidated financial position or results of operations.

FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). In October 2008, the FASB issued FSP 157-3, which clarifies the application SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provisions of FSP-157-3 effective September 30, 2008. The implementation of FSP 157-3 did not affect the Company’s fair value measurements of financial assets as of September 30, 2008 and had no impact on the results of operations or financial condition.

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

Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as U.S. listed and OTC equity securities, as well as quasi-government agency securities, all of which are carried at fair value.

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

The following tables provide fair value information related to the Company’s financial assets and liabilities:

	Assets at Fair Value as of September 30, 2008
	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Marketable Securities Owned:
Equity securities (2)	$16,057,663	$—	$—	$16,057,663
Quasi-government agency securities	8,174,691	—	—	8,174,691

Total marketable securities owned	$24,232,354	$—	$—	$24,232,354

Other Investments:
General partner investment in hedge funds	$—	$23,594,324	$—	$23,594,324
General partner investment in funds of funds	—	—	4,537,356	4,537,356

Total general partner investment in funds	—	23,594,324	4,537,356	28,131,680
Limited partner investment in private equity fund	—	—	2,495,585	2,495,585
Investment in NYMT convertible preferred stock (1)	—	—	12,708,675	12,708,675
Investment in NYMT common stock (2)	—	—	—	—
Warrants	—	—	301,022	301,022

Total other investments	$—	$23,594,324	$20,042,638	$43,636,962

(1)    Carried in the Consolidated Statements of Financial Condition at fair value in accordance with SFAS 159.

(2)    NYMT common stock investment, which was recorded as Other Investments in the Level 1 category as of June 30, 2008, has been included in Marketable Securities Owned, At Fair Value in the Consolidated Statements of Financial Condition, beginning the third quarter of 2008.

	Liabilities at Fair Value as of September 30, 2008
	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Marketable securities sold, but not yet purchased	$8,096,859	$—	$—	$8,096,859

The following tables provide a reconciliation of the beginning and ending balances for the assets at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2008:

	Balance as of June 30, 2008	Purchases/(sales), net	Total gains and (losses) (realized and unrealized)	Transfers in/(out) of Level 3	Balance as of September 30, 2008	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$4,543,753	—	$(6,397)	$—	$4,537,356	$(6,397)
Limited partner investment in private equity fund	2,462,756	50,600	(17,768)	—	2,495,588	(17,768)
Investment in NYMT convertible preferred stock	14,065,201	—	(1,356,526)	—	12,708,675	(1,356,526)
Warrants	303,764	—	(2,745)	—	301,019	(2,745)

Total Level 3	$21,375,474	$50,600	$(1,383,436)	$—	$20,042,638	$(1,383,436)

	Balance as of December 31, 2007	Purchases/(sales), net	Total gains and (losses) (realized and unrealized)	Transfers in/(out) of Level 3	Balance as of September 30, 2008	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$4,460,971	$—	$76,385	$—	$4,537,356	$76,385
Limited partner investment in private equity fund	2,282,582	205,600	7,406	—	2,495,588	7,406
Investment in NYMT convertible preferred stock	—	15,000,000	(2,291,325)	—	12,708,675	(2,291,325)
Warrants	300,503	—	516	—	301,019	516

Total Level 3	$7,044,056	$15,205,600	$(2,207,018)	$—	$20,042,638	$(2,207,018)

Total gains and losses represent the total gains and/or losses (realized and unrealized) recorded for the Level 3 assets and are reported in Principal Transactions in the accompanying Consolidated Statements of Net Income (Loss).

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

The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to Level 3 assets still held at the end of the period were reported in Principal Transactions in the accompanying Consolidated Statements of Net Income (Loss). The change in unrealized gains and losses are partially offset by realized gains and losses during the period.

5. Loans Receivable

Loans receivable includes a participation interest in a loan made by JMPRT to a client. The loan is collateralized by real estate related assets and bears interest at the rate of 20% per annum, payable monthly in arrears. The principal of the loan was due and payable on December 1, 2007, but was extended until September 2008 for an additional fee at the borrower’s option and in connection with a partial repayment. At September 30, 2008, the loan of $855,763 was in default and we recorded a loan loss provision of $427,882.

The Company has advanced an aggregate of $3.8 million through September 30, 2008 on $7.0 million in non-revolving credit note commitments. In addition, in the third quarter of 2008, the Company made a $4.2 million loan to a private commercial mortgage originator in the form of a note and warrants. The loans bear interest at rates from 12% to 20% per annum with maturity dates ranging from one to five years.

As of September 30, 2008, the Company had a loan loss reserve of $0.4 million recorded against loans receivable. In addition, loans receivable are reported net of $244,256 in deferred loan origination and commitment fees as of September 30, 2008.

The following table summarizes the loans receivable on the Consolidated Balance Sheets at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	Successor
Loans receivable	$8,812,533	$1,177,763
Reserve for credit losses	(427,882)	—
Deferred loan fees	(244,256)	—

Total loans receivable, net	$8,140,395	$1,177,763

6. Fixed Assets

At September 30, 2008 and December 31, 2007, fixed assets consisted of the following:

	September 30, 2008	December 31, 2007
	Successor
Furniture and fixtures	$1,353,594	$1,314,278
Computer and office equipment	3,204,341	2,994,005
Leasehold improvements	2,320,338	2,320,338
Software	488,998	479,931
Less: accumulated depreciation	(6,011,905)	(5,251,108)

Total fixed assets, net	$1,355,366	$1,857,444

Depreciation expense for the three months ended September 30, 2008 and 2007 was $239,909 and $268,640, respectively. Depreciation expense for the nine months ended September 30, 2008 was $760,797, for the period of January 1, 2007 through May 15, 2007 was $525,734 and for the period of May 16, 2007 through September 30, 2007 was $421,805.

7. Note Payable

On August 3, 2006, the Predecessor entered into a revolving note with City National Bank for up to $30.0 million, replacing a prior $10.0 million annual revolving note. Each draw bears interest at the prime rate less 1.25% annually or at LIBOR plus 1.25% annually, at the election of the Company. The Company paid a closing fee of $75,000 and pays an annual unused commitment fee of 0.25% payable quarterly in arrears. There are no periodic principal payments required for this facility until maturity. On March 27, 2008, the Company amended the agreement to extend the expiration date from June 30, 2008 to December 31, 2009, with the option at expiry to extend up to $10.0 million of the revolving note for an additional three years to December 31, 2012. This facility is collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS. At September 30, 2008, the balance outstanding was $8.7 million. The credit agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of four financial covenants. A violation of any one of these covenants could result in a default under the facility, which would permit the bank to terminate our note and require the immediate repayment of any outstanding principal and interest.

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

On August 6, 2008, the Company’s board of directors declared a cash dividend of $0.05 per share of common stock for the second quarter of 2008 paid on September 12, 2008 to common shareholders of record on August 29, 2008.

Stock Repurchase Program

A 1.5 million share repurchase program authorized in August and November 2007 was fully executed as of January 18, 2008. On March 10, 2008, the Company’s board of directors authorized the buyback of an additional 2.0 million shares during the subsequent eighteen months. During the quarter ended September 30, 2008, the Company repurchased 314,145 shares of the Company’s common stock at an average price of $6.38 per share for an aggregate purchase price of $2,004,250. For the nine months ended September 30, 2008, the Company repurchased 723,850 shares of the Company’s common stock at an average price of $6.64 per share for an aggregate purchase price of $4,805,654.

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

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2008:

	Nine Months Ended September 30, 2008
	Shares Subject to Option	Weighted Average Exercise Price
Balance, beginning of year	2,384,890	$11.47
Granted	—	—
Exercised	—	—
Forfeited	(22,200)	10.00
Expired	(165,350)	12.19

Balance, end of period	2,197,340	$11.43

Options exercisable at end of period	1,691,895	$11.82

In accordance with the requirements of SFAS 123R and FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, the Successor and the Predecessor recognize stock-based compensation expense for stock options over the graded vesting period of the options using the accelerated attribution method, resulting in compensation expense as follows:

			Nine Months Ended September 30, 2007
Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through September 30, 2007
Successor	Successor	Successor	Predecessor	Successor
$11,311	$14,839	$28,078	$740,120	$3,234,351

As of September 30, 2008, there was $42,716 of unrecognized compensation expense related to stock options expected to be recognized over a weighted average period of 1.53 years.

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) to employees and non-employee directors at no cost to the recipient. An RSU entitles the recipient to receive a share of common stock after the applicable restrictions lapse. These awards are generally subject to vesting schedules and continued employment with the Company. Some of these awards are also subject to post vesting lockup restrictions. In the event of a change in control or corporate transactions, or if the vesting of all or certain of the RSUs are otherwise accelerated, the RSUs will vest immediately prior to the effective date of such an event.

In determining the 2007 year-end bonus compensation levels, the Company took into consideration certain equity grants. As a result, on January 16, 2008, the Company awarded 1,558,246 RSUs under the JMP Group 2007 Equity Award Plan to all eligible employees. The total fair value of these awards on grant date was $9,128,218. The fair value per unit was based on the market value of the underlying stock on grant date, discounted for post vesting restrictions and future dividends not expected to be received by unvested RSUs over the vesting period. The valuation methodology included an initial assumed expected dividend yield of 3.0%, and a risk-free discount rate of 2.57%. Discounts for post-vesting restrictions were calculated using the Finnerty Model, which was developed to estimate the impact of transfer restrictions on stock prices based on empirical studies.

These RSUs were awarded in three separate tranches. The first tranche of 773,210 units will vest 50% on each of the first and second anniversary of the grant date and is subject to a lockup period until January 15, 2012. The second tranche of 170,104 units will vest 50% on the second anniversary and 25% on each of the third and fourth anniversary of the grant date and is subject to a lockup period until January 15, 2012. The third tranche of 614,930 units will vest 100% on fourth anniversary of the grant date and is subject to a lockup period until January 15, 2014.

The following table summarizes the RSU activity for the nine months ended September 30, 2008:

	Nine Months Ended September 30, 2008
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, beginning of year	1,943,336	$10.30
Granted	1,629,477	5.88
Vested	(31,200)	8.42
Forfeited	(254,543)	9.48

Balance, end of period	3,287,070	$8.19

The Company recognizes compensation expense over a graded vesting period using the accelerated attribution method. For the three and nine month periods ended September 30, 2008, the Company recorded non-cash compensation expense of $789,049 and $3,027,717, respectively, in connection with the award of RSUs prior to the initial public offering date. In addition, for the three and nine month periods ended September 30, 2008, the Company recorded non-cash compensation expense of $1,214,611 and $3,532,635, respectively, for RSUs granted after the initial public offering.

For the three and nine month periods ended September 30, 2007, the Predecessor recorded non-cash compensation expense of $0 and $76,129 and the Successor recorded non-cash compensation expense of $1,409,218 and $2,577,699, respectively, in connection with the vesting of the award of restricted stock units on the initial public offering date. The fair value of RSUs was based on the initial public offering price of $11.00 and discounted for future dividends expected not to be received by unvested RSUs over the vesting period. In addition, for the three and nine month periods ended September 30, 2007, the Successor recorded non-cash compensation expense of $100,601 for RSUs granted after the initial public offering.

As of September 30, 2008, there was $16,807,331 of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 2.43 years.

10. Net Income (Loss) per Share of Common Stock and Net Income (Loss) per Unit Attributable to Class A and Class B Common Interests

The Company calculates its net income (loss) per share, and the Predecessor calculated its net income (loss) per unit attributable to Class A and Class B common interests, in accordance with SFAS No. 128, Earnings per Share.

Basic net income (loss) per share for the Company is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share is calculated by adjusting the weighted average number of outstanding shares to reflect the potential dilutive impact as if all potentially dilutive stock options or RSUs were exercised or converted under the treasury stock method. However, for periods that we have a net loss the effect of outstanding stock options or RSUs is anti-dilutive and, accordingly, is excluded from the calculation of diluted loss per share.

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

The computations of basic and diluted net income (loss) per share and basic and diluted net income (loss) per unit for the three and nine months ended September 30, 2008 and 2007 are shown in the tables below:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
	Successor	Successor
Numerator:
Net (loss) income	$(4,898,705)	$1,135,447

Denominator:
Basic weighted average shares outstanding	20,035,637	22,029,098

Effect of potential dilutive securities:
Options to purchase common shares	—	—
Restricted stock units	—	—

Diluted weighted average shares outstanding	20,035,637	22,029,098

Net (loss) income per share
Basic	$(0.24)	$0.05
Diluted	$(0.24)	$0.05

Stock options to purchase 2,222,730 and 2,478,180 shares of common stock for the three months ended September 30, 2008 and 2007, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common units or diluted weighted-average common shares outstanding. In addition, restricted stock units for 3,341,689 and 1,906,635 shares of common stock for the three months ended September 30, 2008 and 2007, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

		Nine Months Ended September 30, 2007
	Nine Months Ended September 30, 2008	January 1, 2007 through May 15, 2007		May 16, 2007 through September 30, 2007
	Successor	Predecessor		Successor
		Class A Common	Class B Common
Numerator:
Net (loss) income	$(4,025,435)	$(56,860,528)	$(54,836,785)	$3,901,502

Denominator:
Basic weighted average Class A and Class B common units outstanding		2,384,881	2,300,000

Basic weighted average shares outstanding	20,317,627			22,027,845

Effect of potential dilutive securities:
Options to purchase Class B common interests	—	—	—	—
Options to purchase common shares	—	—	—	—
Restricted stock units	—	—	—	56,994

Diluted weighted average Class A and Class B common units outstanding		2,384,881	2,300,000

Diluted weighted average shares outstanding	20,317,627			22,084,839

Net (loss) per unit attributable to Class A and Class B common interests
Basic		$(23.84)	$(23.84)
Diluted		$(23.84)	$(23.84)
Net (loss) income per share
Basic	$(0.20)			$0.18
Diluted	$(0.20)			$0.18

Stock options to purchase 2,279,322 and 2,502,484 shares of common stock for the nine months ended September 30, 2008 and for the period May 16 through September 30, 2007, respectively, as well as 1,474,677 Class B common interests for the period January 1 through May 15, 2007, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common units or diluted weighted-average common shares outstanding. In addition, restricted stock units for 3,317,110 shares of common stock for the nine months ended September 30, 2008 were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

11. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the United States Internal Revenue Service. There were no contributions by the Company during the nine months ended September 30, 2008 and 2007.

12. Income Taxes

Prior to the Reorganization, all income and losses of JMP Group LLC, the Predecessor, were reportable by the individual members of JMP Group LLC in accordance with the Internal Revenue Code of the United States. The U.S. federal and state income taxes payable by the members based upon their share of JMP Group LLC’s net income have not been reflected in the accompanying financial statements for periods prior to the Reorganization. JMP Holdings Inc., being a C-corporation from its inception in August 2004, was subject to U.S. federal and state income taxes on its taxable income, and in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), accounted for income taxes in its separate financial statements. SFAS 109 requires the recognition of deferred tax assets and liabilities based upon the temporary differences between the financial reporting and tax bases of the Company’s assets and liabilities. Valuation allowances are established when necessary to reduce the deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

As a result of the Reorganization, JMP Group Inc. (formerly JMP Holdings Inc.) succeeded to the business of the Predecessor. The Company is subject to U.S. federal and state income taxes on all taxable income earned subsequent to May 15, 2007 by JMP Group LLC and its subsidiaries. As a result of the Reorganization, upon the change of tax status of JMP Group LLC from a partnership to a wholly-owned disregarded entity of the Company, the Company recognized a one-time tax benefit of $4,084,993 in connection with the establishment of net deferred tax items of $10,169,354. For the three and nine months ended September 30, 2008, the Company recorded a total tax benefit of $2,971,386 and $2,485,284, respectively, which included a benefit adjustment of $0 and $317,168, respectively, to the $4,084,993 one-time tax benefit recorded in 2007.

The components of the Successor’s income tax (benefit) expense for the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and for the period May 16, 2007 to September 30, 2007 are as follows:

	Three Months ended September 30, 2008	Three Months ended September 30, 2007	Nine Months ended September 30, 2008	May 16, 2007 through September 30, 2007
	Successor	Successor	Successor	Successor
Federal	$(63,454)	$—	$3,551,361	$—
State	(17,081)	—	884,970	—

Total current income tax expense	(80,535)	—	4,436,331	—
Federal	(1,974,865)	1,041,356	(5,487,846)	(3,536,931)
State	(915,986)	(34,948)	(1,433,769)	(795,500)

Total deferred benefit	(2,890,851)	1,006,408	(6,921,615)	(4,332,431)

Total (benefit) expense from income taxes	$(2,971,386)	$1,006,408	$(2,485,284)	$(4,332,431)

A reconciliation of the statutory U.S. federal income tax rate to the Successor’s effective tax rate for the three months ended September 30, 2008 and 2007 and nine months ended September 30, 2008 and for the period May 16, 2007 to September 30, 2007 are as follows:

	Three Months ended September 30, 2008	Three Months ended September 30, 2007	Nine Months ended September 30, 2008	May 16, 2007 through September 30, 2007
	Successor	Successor	Successor	Successor
Tax at federal statutory tax rate	35.00%	35.00%	35.00%	35.00%
State income tax, net of federal tax benefit	5.75%	5.75%	5.75%	5.75%
Adjustment for permanent items	-0.23%	2.35%	-1.56%	-18.06%

Rate before one-time events	40.52%	43.10%	39.19%	22.69%
Deferred tax asset written off related to options and RSUs	-0.43%	2.52%	-3.06%	-12.53%
Adjustment for prior year taxes	-2.35%	-7.14%	-2.83%	35.78%
Deferred tax recognized upon JMP Group LLC’s tax status change	—	8.52%	4.87%	959.44%

Effective tax rate	37.74%	47.00%	38.17%	1005.38%

The Company has analyzed the filing positions in its federal and state tax returns for all open tax years 2004 through 2007. The Company does not anticipate any tax adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48, and no liabilities for uncertain income tax positions have been recorded pursuant to FIN 48.

The Company’s policy for recording interest and penalties associated with the tax audits or unrecognized tax benefits, if any, is to record such items as a component of income before taxes. Penalties, if incurred, would be recorded in “administration” and interest paid or received would be recorded in “interest and dividend expense” in the Consolidated Statements of Net Income (Loss).

13. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts and New York under various operating leases. Rental expense for the three months ended September 30, 2008 and 2007 was $478,316 and $472,758, respectively.

Rental expense for the nine months ended September 30, 2008 was $1,426,135, for the period of January 1, 2007 through May 15, 2007 was $699,774, and for the period of May 16, 2007 through September 30, 2007 was $706,035.

The California and New York leases included a period of free rent at the start of the lease for seven months and three months, respectively. Rent expense is recognized over the entire lease uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

October 1, 2008 through December 31, 2008	$495,163
2009	2,253,008
2010	2,250,368
2011	1,625,711
2012	—
Thereafter	—

$6,624,250

In connection with its underwriting activities, JMP Securities enters into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. At September 30, 2008, JMP Securities had no open underwriting commitments.

The marketable securities owned and the restricted cash as well as the cash held by the clearing broker, may be used to maintain margin requirements. At September 30, 2008 and December 31, 2007, the Company had $255,336 of cash on deposit with JMP Securities’ clearing broker. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

The Company had, as of September 30, 2008, a capital commitment of $210,300 related to its investment in a private investment fund and $3.2 million in non-revolving credit note commitments.

14. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $41,653,950 and $51,329,438, which were $41,016,866 and $50,583,243 in excess of the required net capital of $637,084 and $746,195 at September 30, 2008 and December 31, 2007, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.23 to 1 and 0.22 to 1 at September 30, 2008 and December 31, 2007, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

15. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships and offshore investment companies. The Company may also own an investment in these companies. Base management fees earned from these activities were $1,673,380 and $765,700 for the three months ended September 30, 2008 and 2007, respectively, and $4,073,669 and $2,089,959 for the nine months ended September 30, 2008 and 2007, respectively. Also, HCS earned incentive fees of $644,123 and $203,136 from these entities for the three months ended September 30, 2008 and 2007, respectively, and $2,399,725 and $675,545 from these entities for the nine months ended September 30, 2008 and 2007, respectively.

16. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at September 30, 2008 had settled with no resulting material liability to the Company. For the three and nine months ended September 30, 2008 and 2007, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of September 30, 2008.

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

The Company’s segment information for the three and nine months ended September 30, 2008 and 2007 was prepared using the following methodology:

•	Revenues and expenses directly associated with each segment are included in determining segment operating income.

•	Revenues and expenses not directly associated with a specific segment are allocated based on the most relevant measures applicable, including revenues, headcount and other factors.

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

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income (loss) before minority interest and income tax expense (benefit) and assets:

				Nine Months Ended September 30, 2007
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through September 30, 2007
	Successor	Successor	Successor	Predecessor	Successor
Broker-Dealer
Revenues	$13,548,753	$18,961,786	$49,340,520	$30,114,149	$30,888,324
Operating expenses	20,212,556	16,782,699	55,392,026	24,013,904	31,032,004

Segment operating income (loss)	$(6,663,803)	$2,179,087	$(6,051,506)	$6,100,245	$(143,680)

Segment assets	$85,087,614	$94,284,715	$85,087,614	N/A	$94,284,715
Asset Management
Revenues	$2,297,317	$2,046,090	$7,871,479	$2,257,862	$2,775,289
Operating expenses	3,872,813	1,779,601	8,545,350	1,925,177	2,833,280

Segment operating income (loss)	$(1,575,496)	$266,489	$(673,871)	$332,685	$(57,991)

Segment assets	$70,848,042	$85,754,806	$70,848,042	N/A	$85,754,806
Corporate
Operating expenses	$—	$—	$—	$117,962,855	$—
Consolidated Entity
Revenues	$15,846,070	$21,007,876	$57,211,999	$32,372,011	$33,663,613
Operating expenses	24,085,369	18,562,300	63,937,376	143,901,936	33,865,284

Income (loss) before minority interest and income tax expense (benefit)	$(8,239,299)	$2,445,576	$(6,725,377)	$(111,529,925)	$(201,671)

Total assets	$155,935,656	$180,039,251	$155,935,656	N/A	$180,039,521

20. Subsequent Events

On November 3, 2008, the Company’s board of directors declared a cash dividend of $0.05 per share of common stock for the third quarter of 2008 to be paid on December 12, 2008 to common shareholders of record on November 28, 2008.

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

Cautionary Statement Regarding Forward Looking Statements

This MD&A and other sections of this report contain forward looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events that we believe to be reasonable. There are or may be important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed under the caption “Risk Factors” in this report and in our annual report on Form 10-K. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date of filing of this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

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

Corporate Reorganization

Prior to May 16, 2007, we had conducted our business through a multi-member Delaware limited liability company, JMP Group LLC, or the Predecessor, pursuant to its Third Amended and Restated Limited Liability Company Operating Agreement dated as of August 18, 2004, as amended, or the Operating Agreement. One of JMP Group LLC’s members, JMP Holdings Inc., was established in August 2004 to enable investors to invest through a corporate entity in the membership interests of JMP Group LLC. Shares of common stock of JMP Holdings were issued in a private offering in August 2004. JMP Holdings’ only significant asset until May 16, 2007 was its investment in JMP Group LLC, comprised of the member interests of JMP Group LLC purchased with the net proceeds received from issuance of JMP Holdings’ common stock.

In connection with our initial public offering, JMP Holdings changed its name to JMP Group Inc., and effective May 16, 2007, members of JMP Group LLC exchanged the outstanding membership interests of JMP Group LLC for shares of common stock of JMP Group Inc. As a result of the exchange, JMP Group LLC became JMP Group Inc.’s wholly-owned subsidiary and JMP Group Inc., or the Successor, completed its initial public offering on May 16, 2007. This corporate reorganization, or Reorganization, is described in greater detail in the Registration Statement on Form S-1 (File No. 333-140689) filed with the Securities and Exchange Commission in connection with the initial public offering.

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

Consequently, to enhance the analysis of our operating results and cash flows, in our MD&A we have presented the operating results and cash flows of the Predecessor and Successor on a combined basis for the nine months ended September 30, 2007. This combined presentation for the nine months ended September 30, 2007 represents a non-GAAP mathematical addition of the pre-reorganization results of operations and statements of cash flow of the Predecessor for the period from January 1, 2007 to May 15, 2007 and the results of operations and statements of cash flow of the Successor for the period from May 16, 2007 to September 30, 2007. The Successor conducted no material operational activities from the date of formation of JMP Holdings Inc. until the combination with JMP Group LLC on May 16, 2007. We believe that the combined presentation provides additional information investors can use to conduct a meaningful comparison of operating results and cash flows between periods. A reconciliation showing the mathematical combination of our operating results for such periods is included below under the headings “Historical Results of Operations” and “Liquidity and Capital Resources.”

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

As of September 30, 2008, the contractual base management fees earned from each of these investment funds ranged between 1% and 2% of assets under management. The contractual incentive fees were generally (i) 20%, subject to high-water marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the funds of funds; and (iii) 25%, subject to a performance hurdle rate, for JMPRT and NYMT.

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

The following table presents certain information with respect to the investment funds managed by Harvest Capital Strategies (“HCS”) (formerly JMP Asset Management LLC, which changed its name to HCS effective September 29, 2008):

	Net Assets at		Company’s Share of Net Assets at
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
	Successor		Successor
Funds Managed by HCS:
Hedge Funds:
Harvest Opportunity Partners II	$59,978,218	$60,689,192	$7,174,103	$9,108,059
Harvest Small Cap Partners	217,646,732	63,070,695	10,713,963	11,405,427
Harvest Consumer Partners *	5,465,399	4,656,976	2,414,838	2,349,621
Harvest Technology Partners **	11,176,519	4,917,626	5,706,250	1,807,051
Funds of Funds:
JMP Masters Fund	118,394,918	111,314,314	3,475,392	3,367,116
JMP Emerging Masters Fund	11,117,504	12,639,186	1,061,970	1,093,855
REITs:
JMP Realty Trust *	16,736,895	18,205,867	8,291,435	9,018,087
New York Mortgage Trust ***	48,413,824	—	N/A	N/A

Total funds managed by HCS	$488,930,009	$275,493,856	$38,837,951	$38,149,216

*	The Company’s share of net assets in HCP and JMPRT is consolidated in the Company’s Statements of Financial Condition, net of minority interest at September 30, 2008 and December 31, 2007.

**	The Company’s share of net assets in HTP is consolidated in the Company’s Statements of Financial Condition, net of minority interest only at December 31, 2007 as a result of the deconsolidation of HTP effective August 1, 2008.

***	The portion of the net assets of New York Mortgage Trust, Inc. (“NYMT”) that is subject to the management fee calculation. In connection with its investment in NYMT, in January 2008, the Company entered into an advisory agreement between HCS and NYMT.

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Company’s Share of Change in Fair Value	HCS Management Fee	HCS Incentive Fee	Company’s Share of Change in Fair Value	HCS Management Fee	HCS Incentive Fee
	Successor	Successor	Successor	Successor	Successor	Successor
Hedge Funds:
Harvest Opportunity Partners II	$(139,977)	$161,855	$—	$(670,350)	$529,389	$38,777
Harvest Small Cap Partners	729,378	917,325	641,244	1,593,400	1,871,229	2,294,676
Harvest Consumer Partners *	47,677	7,410	—	63,211	20,300	2,010
Harvest Technology Partners **	(105,138)	10,158	—	77,785	23,994	21,413
Funds of Funds:
JMP Masters Fund	9,497	300,831	2,750	108,275	871,716	33,573
JMP Emerging Masters Fund	(15,893)	26,085	129	(31,889)	79,391	9,276
REITs:
JMP Realty Trust *	(424,960)	63,799	—	(538,030)	198,670	—
New York Mortgage Trust	(2,238,619)	185,917	—	(3,375,639)	478,980	—

Totals	$(2,138,035)	$1,673,380	$644,123	$(2,773,237)	$4,073,669	$2,399,725

*	Revenues earned from HCP and JMPRT are consolidated and then eliminated in consolidation in the Company’s Statements of Net Income, net of minority interest.

**	Revenues earned from HTP are consolidated and then eliminated in consolidation in the Company’s Statements of Net Income, net of minority interest through July 31, 2008 as a result of the deconsolidation of HTP effective August 1, 2008.

	Three Months Ended September 30, 2007
	Company’s Share Change in Fair Value	HCS Management Fee	HCS Incentive Fee
	Successor	Successor	Successor
Hedge Funds:
Harvest Opportunity Partners II	$(85,106)	$302,202	$—
Harvest Value Income Plus **	(147,556)	30,468	—
Harvest Small Cap Partners	437,478	122,406	192,570
Harvest Consumer Partners *	(8,905)	4,969	409
Harvest Technology Partners *	129,355	3,188	7,739
Funds of Funds:
JMP Masters Fund	72,772	228,183	2,418
JMP Emerging Masters Fund	34,786	25,298	—
REIT:
JMP Realty Trust *	174,598	48,986	—

Totals	$607,422	$765,700	$203,136

	Nine Months Ended September 30, 2007
	Company’s Share of Change in Fair Value		HCS Management Fee		HCS Incentive Fee
	January 1, 2007 through May 15, 2007	May 16, 2007 through September 30, 2007	January 1, 2007 through May 15, 2007	May 16, 2007 through September 30, 2007	January 1, 2007 through May 15, 2007	May 16, 2007 through September 30, 2007
	Predecessor	Successor	Predecessor	Successor	Predecessor	Successor
Hedge Funds:
Harvest Opportunity Partners II	$46,774	$(159,489)	$466,787	$458,770	$—	$176
Harvest Value Income Plus **	38,676	(188,101)	56,980	46,185	—	5,825
Harvest Small Cap Partners	481,461	747,751	90,988	165,171	226,956	396,165
Harvest Consumer Partners *	28,146	(41,403)	7,458	7,488	4,522	409
Harvest Technology Partners *	34,628	114,105	4,828	4,817	8,835	7,739
Funds of Funds:
JMP Masters Fund	50,842	81,712	286,346	337,302	20,223	2,418
JMP Emerging Masters Fund	—	34,786	36,854	41,024	2,012	265
REIT:
JMP Realty Trust *	14,373	157,083	22,512	56,449	—	—

Totals	$694,900	$746,444	$972,753	$1,117,206	$262,548	$412,997

*	Revenues earned from HTP, HCP and JMPRT are consolidated and then eliminated in consolidation in the Company’s Statements of Net Income, net of minority interest.

**	On December 31, 2007, HVIP was liquidated and its assets distributed to its partners.

Principal Transactions

Principal transaction revenues includes realized and unrealized net gains and losses resulting from our principal investments, which includes investments in equity and other securities for our own account and as the general partner of funds managed by us, warrants we may receive from certain investment banking assignments, as well as limited partner investments in private funds managed by third parties. In addition, we invest a portion of our capital in a portfolio of equity securities managed by HCS and in side-by-side investments in the funds managed by us. In certain cases, we also co-invest alongside our institutional clients in private transactions resulting from our investment banking business.

Interest, Dividends and Other Income

Interest and dividends income includes interest and dividend income generated by our cash, investments and notes receivable. Other income includes fee sharing arrangements with, and fees earned to raise capital for third-party investment partnerships, or funds.

Components of Expenses

We classify our expenses as compensation and benefits, income allocation and accretion - Redeemable Class A member interests, administration, brokerage, clearing and exchange fees, interest and dividend expense, loan loss provision and other expenses. A significant portion of our expense base is variable, including compensation and benefits, brokerage and clearance, communication and technology and travel and business development expenses.

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

Compensation is accrued using specific ratios of total compensation and benefits to total revenues based on revenue categories, as adjusted if, in management’s opinion such adjustments are necessary and appropriate to maintain competitive compensation levels. Due to the continued difficult market conditions, we increased our compensation expense accrual in the third quarter with the objective of achieving full-year compensation levels in order to retain our talent base. While the compensation and benefits expense to revenue ratio is above our target range, we believe the increase is necessary in order to provide competitive compensation for our employees.

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

Redeemable Class A member interests were accounted for as stock-based compensation and classified as a liability. As a result, the share of our income allocated to Redeemable Class A member interests, based on the membership percentage owned, and any additional changes in the redemption amount of Redeemable Class A member interests was recorded as “Income allocation and accretion - Redeemable Class A member interests” in our Consolidated Statements of Net Income (Loss). When we completed our Reorganization on May 16, 2007, our Redeemable Class A member interests were exchanged into shares of our common stock.

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

Interest and Dividend Expense

Interest and dividend expense consisted primarily of interest paid on capital contributed by our Predecessor’s employee members, who received interest payments at an annual rate equal to the Prime rate plus 100 basis points until the Reorganization. When we completed our Reorganization on May 16, 2007, our Redeemable Class A member interests were exchanged into shares of our common stock and thus we no longer make interest payments to the former holders of the Redeemable Class A member interests. It also includes interest expense from borrowings under our credit facility and dividend expense for paying short positions in our principal investment portfolio.

Other Expenses

Other operating expenses primarily include travel and business development, market data, occupancy, legal and accounting professional fees, depreciation and loan loss provision.

Minority Interest

Minority interest in the Consolidated Statements of Net Income (Loss) relates to the interest of third parties in JMPRT, two of our asset management funds, Harvest Consumer Partners, or HCP, and Harvest Technology Partners, or HTP (through July 31, 2008) and Opportunity Acquisition Corp. JMPRT is a real estate investment trust that was formed in June 2006. JMPRT is managed by HCS. Because of the current ownership and external management position, we consolidate JMPRT and record a minority interest. HCS is also the general partner of Harvest Consumer Partners and Harvest Technology Partners. Due to our ownership and control by HCS and related parties of HCP, management believes that limited partners currently do not have substantive rights to remove the general partner, and, therefore, HCP is consolidated in the financial statements and minority interest is recorded.

Due to our ownership and control by HCS and related parties of HTP that existed through July 31, 2008, management believed that the limited partners did not have substantive rights to remove the general partner, and, therefore, HTP was consolidated in the financial statements and minority interest was recorded through July 31, 2008. However, as a result of the admission of additional outside limited partners, effective August 1, 2008, management believes that the limited partners currently have substantive rights to remove the general partner, and accordingly, HTP has been deconsolidated from the Company’s financial statements and prospectively no minority interest is recorded.

Opportunity Acquisition Corp., also a partially owned subsidiary consolidated on our books, is a special purpose acquisition corporation or “SPAC,” of which JMP Group Inc. is the sponsor.

Historical Results of Operations

The following table sets forth our historical results of operations for the three and nine month periods ended September 30, 2008 and 2007 and is not necessarily indicative of the results to be expected for any future period.

For purposes of the three and nine month periods ended September 30, 2007 discussed herein, we have aggregated the Predecessor period from January 1, 2007 through May 15, 2007 and the Successor period from May 16, 2007 through September 30, 2007, without further adjustment, for purposes of comparison with the same periods in 2008. The supplemental aggregate disclosures and discussions are not in accordance with, or an alternative for, generally accepted accounting principles, and are provided solely for the purpose of providing additional supplemental information.

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Change from 2007 to 2008
	Successor	Successor	$	%
(in thousands)
Revenues
Investment banking	$4,879	$9,401	$(4,522)	-48.1%
Brokerage	9,574	8,173	1,401	17.1%
Asset management fees	2,292	942	1,350	143.3%
Principal transactions	(2,726)	855	(3,581)	N/A
Interest, dividends and other income	1,827	1,637	190	11.6%

Total revenues	15,846	21,008	(5,162)	-24.6%
Expenses
Compensation and benefits	17,724	13,027	4,697	36.1%
Administration	1,257	1,249	8	0.6%
Brokerage, clearing and exchange fees	1,389	1,289	100	7.8%
Interest and dividend expense	122	111	11	9.9%
Other	3,593	2,886	707	24.5%

Total expenses	24,085	18,562	5,523	29.8%

(Loss) income before minority interest and income tax (benefit) expense	(8,239)	2,446	(10,685)	N/A
Minority interest	(369)	304	(673)	N/A
Income tax (benefit) expense	(2,971)	1,007	(3,978)	N/A

Net (loss) income	$(4,899)	$1,135	(6,034)	N/A

		Nine Months ended September 30, 2007
	Nine Months Ended September 30, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through September 30, 2007	Combined Predecessor/	Change from 2007 to 2008
	Successor	Predecessor	Successor	Successor	$	%
(in thousands)
Revenues
Investment banking	$23,819	$16,055	$16,863	$32,918	$(9,099)	-27.6%
Brokerage	26,433	12,987	12,243	25,230	1,203	4.8%
Asset management fees	6,365	1,218	1,502	2,720	3,645	134.0%
Principal transactions	(4,789)	541	685	1,226	(6,015)	N/A
Interest, dividends and other income	5,384	1,571	2,370	3,941	1,443	36.6%

Total revenues	57,212	32,372	33,663	66,035	(8,823)	-13.4%
Expenses
Compensation and benefits	44,148	18,393	24,773	43,166	982	2.3%
Income allocation and accretion –
Redeemable Class A member interests	—	117,418	—	117,418	(117,418)	-100.0%
Administration	4,610	1,771	2,129	3,900	710	18.2%
Brokerage, clearing and exchange fees	3,859	1,689	1,896	3,585	274	7.6%
Interest and dividend expense	439	683	170	853	(414)	-48.5%
Other	10,881	3,948	4,896	8,844	2,037	23.0%

Total expenses	63,937	143,902	33,864	177,766	(113,829)	-64.0%

Loss before minority interest and income tax benefit	(6,725)	(111,530)	(201)	(111,731)	105,006	-94.0%
Minority interest	(215)	167	229	396	(611)	N/A
Income tax benefit	(2,485)	—	(4,332)	(4,332)	1,847	-42.6%

Net (loss) income	$(4,025)	$(111,697)	$3,902	$(107,795)	103,770	-96.3%

Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007

Overview

Total revenues decreased $5.2 million, or 24.6%, from $21.0 million for the quarter ended September 30, 2007 to $15.8 million for the quarter ended September 30, 2008. The decrease was primarily due to a decrease in investment banking revenue of $4.5 million and principal transaction revenues of $3.6 million, of which $3.1 million is related to unrealized losses from our convertible preferred security and equity security investments in NYMT, partially offset by an increase in asset management fee revenue of $1.4 million, brokerage revenue of $1.4 million and interest, dividends and other income of $0.2 million.

Total expenses increased by $5.5 million, or 29.8%, from $18.6 million for the quarter ended September 30, 2007 to $24.1 million for the quarter ended September 30, 2008, primarily due to an increase in compensation and benefits of $4.7 million and other expenses of $0.7 million.

Net income decreased $6.0 million from a net income of $1.1 million for the quarter ended September 30, 2007 to net loss of $4.9 million for the quarter ended September 30, 2008, primarily as a result of the aforementioned decrease in revenue and increase in expenses during the quarter.

Revenues

Investment Banking

Investment banking revenues decreased $4.5 million, or 48.1%, from $9.4 million for the quarter ended September 30, 2007 to $4.9 million for the same period in 2008, and decreased as a percentage of total revenues from 44.7% to 30.8%, respectively. The decrease in revenues reflects a lower level of activity in our public equity underwriting and private placement business, partially offset by increased activity in our strategic advisory businesses. Public equity underwriting revenues decreased by $4.4 million, or 94.1%, from $4.7 million for the quarter ended September 30, 2007 to $0.3 million for the quarter ended September 30, 2008. The decrease is primarily due to highly volatile capital market conditions in the third quarter of 2008, which caused a significant decline in new equity issuance by U.S. companies during the period. We executed one public equity underwriting transaction in the quarter ended September 30, 2008 compared to eight in the quarter ended September 30, 2007. We acted as a lead manager in none and three transactions, respectively. Private placement revenues decreased $2.1 million, or 95.3%, from $2.2 million for the quarter ended September 30, 2007 to $0.1 million for the quarter ended September 30, 2008 due to fewer private placement transactions executed. Our strategic advisory revenues increased $2.0 million, or 77.9%, from $2.5 million for the quarter ended September 30, 2007 to $4.5 million for the quarter ended September 30, 2008, due to a higher number of transactions executed. We executed five strategic advisory transactions in the quarter ended September 30, 2008 compared to three in the quarter ended September 30, 2007.

Brokerage Revenues

Brokerage revenues increased by $1.4 million, or 17.1%, from $8.2 million for the quarter ended September 30, 2007 to $9.6 million for the quarter ended September 30, 2008. The increase was the result of higher gross commission revenue as well as reduced trading losses for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007. The increase in commissions resulted from increased trading activity with existing clients, and the addition of new institutional clients during the period. Brokerage revenues increased as a percentage of total revenues, from 38.9% for the quarter ended September 30, 2007 to 60.4% for the quarter ended September 30, 2008.

Asset Management Fees

Asset management fees increased $1.4 million, or 143.3%, from $0.9 million for the quarter ended September 30, 2007 to $2.3 million for the quarter ended September 30, 2008. Asset management fees include base management fees and incentive fees for our funds under management, both of which increased for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2008. The increase in base management fees is the result of an increase in client assets under management from $221.7 million as of September 30, 2007 to $450.1 million as of September 30, 2008. The increase in incentive fees is due to the improved performance of our families of funds, in particular the Harvest Small Cap Partners fund. As a percentage of total revenues, asset management fees increased from 4.5% for the quarter ended September 30, 2007 to 14.5% for the same period in 2008.

Principal Transactions

Principal transaction revenues decreased $3.6 million from a gain of $0.9 million for the quarter ended September 30, 2007 to a loss of $2.7 million for the quarter ended September 30, 2008. The decrease was primarily due to a loss of $3.2 million during the third quarter of 2008 in our equity security investments compared with a gain of $0.3 million for the third quarter of 2007, mostly related to a $3.1 million unrealized loss from our convertible preferred security and equity security investments in NYMT.

Interest, Dividends and Other Income

Interest, dividends and other income increased $0.2 million, or 11.6%, from $1.6 million for the quarter ended September 30, 2007 to $1.8 million for the same period in 2008. The increase was attributable to interest and dividend income, which increased from $1.5 million for the quarter ended September 30, 2007 to $1.6 million for the same period in 2008, and was primarily due to the dividend earned from our investment in NYMT convertible preferred securities. Other income, primarily from revenue sharing arrangements with, and fees earned to raise capital for third-party investment partnerships or funds, also increased $0.1 million from $0.1 million for the quarter ended September 30, 2007 to $0.2 million for the quarter ended September 30, 2008.

Expenses

Compensation and Benefits

Compensation and benefits, which includes salaries, commissions and performance bonus compensation to our employees, increased $4.7 million, or 36.1%, from $13.0 million for the quarter ended September 30, 2007 to $17.7 million for the quarter ended September 30, 2008. The increase was due to the increase of $4.2 million in employee payroll and accrual for bonuses, which is primarily attributable to the application of our target compensation to revenue ratios used for the accrual of bonuses, as adjusted by management to maintain competitive compensation levels. Due to the continued difficult market conditions, we increased our compensation expense accrual in the third quarter 2008 with the objective of achieving full-year compensation levels in order to retain our talent base. In addition, there was an increase of $0.5 million in equity-based compensation expenses recognized for the quarter ended September 30, 2008, compared to the same quarter in 2007. Of the total compensation and benefits expense for the quarter ended September 30, 2008, $2.0 million is attributable to equity-based compensation expenses, comprised of expense recognized for restricted stock units granted in connection with the initial public offering in May 2007 of $0.8 million, as well as restricted stock units granted after the initial public offering in connection with annual bonuses and other awards of $1.2 million. Compensation and benefits as a percentage of revenues increased from 62.0% of total revenues for the quarter ended September 30, 2007 to 111.9% for the quarter ended September 30, 2008. Excluding expense from equity-based awards granted in connection with the initial public offering, as a percentage of revenues, compensation and benefits increased from 55.3% of total revenues for the quarter ended September 30, 2007 to 106.9% for the same period in 2008. The higher percentages of total revenue were a result of the higher compensation and benefits expenses and lower revenues in 2008 compared to the same period in 2007.

Administration

Administration expenses were flat at $1.3 million for the quarter ended September 30, 2007 and 2008. Administration expense increased from 5.9% of total revenues for the quarter ended September 30, 2007 to 7.9% for the same period in 2008 as a result of lower revenues in 2008 compared to 2007.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees increased $0.1 million, or 7.8%, from $1.3 million for the quarter ended September 30, 2007 to $1.4 million for the quarter ended September 30, 2008. The increase was primarily due to slightly higher brokerage execution costs during the quarter ended September 30, 2008. As a percentage of total revenues, our brokerage, clearing and exchange fees increased from 6.1% for the quarter ended September 30, 2007 to 8.8% for the same period in 2008.

Interest and Dividend Expense

Interest and dividend expense was flat at $0.1 million for the quarter ended September 30, 2007 and 2008. As a percentage of total revenues, interest and dividend expense increased from 0.5% for the quarter ended September 30, 2007 to 0.8% for the same period in 2008.

Other Expenses

Other expenses increased $0.7 million, or 24.5%, from $2.9 million for the quarter ended September 30, 2007 to $3.6 million for the quarter ended September 30, 2008. The increase is primarily due to the loan loss provision of $0.4 million recorded in the third quarter of 2008 and a $0.2 million increase in travel and entertainment expense, due to fewer investment banking transaction expense reimbursements compared to the same period in 2007. As a percentage of total revenues, other expenses increased from 13.7% for the quarter ended September 30, 2007 to 22.7% for the same period in 2008 mostly as a result of lower revenues in 2008 compared to the same period in 2007.

Minority Interest

Minority interest relates to the consolidation of JMPRT and two of our hedge funds, Harvest Consumer Partners and Harvest Technology Partners (through July 31, 2008), as well as Opportunity Acquisition Corp. We recorded a reduction to net loss of $369 thousand for minority interest for the quarter ended September 30, 2008 compared to a reduction to net income of $304 thousand for minority interest for the quarter ended September 30, 2007, due to a reduction in the aggregate performance of our minority interest entities for the quarter ended September 30, 2008 compared to the same period in 2007.

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

In connection with our initial public offering and Reorganization, we are subject to federal and state income taxes on all taxable income earned subsequent to May 15, 2007. Additionally, in connection with the Reorganization, we recognized a one-time tax benefit of $4.0 million in connection with the establishment of net deferred tax asset items of $10.2 million. In calculating the one-time tax benefit amount and associated deferred tax asset items, the Company made reasonable estimates of its share of the 2006 taxable income and 2007 taxable income attributed to the period from January 1 through May 15, 2007 of the partnerships in which it had a direct or indirect interest. These estimates may change as additional information becomes available; as a result, the net one-time tax benefit amount may change. For the three months ended September 30, 2008 we recorded a total tax benefit of $3.0 million and for the three months ended September 30, 2007 we recorded a total tax expense of $1.0 million. Excluding the tax benefit adjustment of $0 and $0.2 million, we recorded a tax (benefit) expense of $(3.0) million and $0.8 million for the three months ended September 30, 2008 and 2007, respectively.

The effective tax rate for the three months ended September 30, 2008 and 2007 was 37.7% and 47.0%, respectively, including the prior year one-time tax benefit adjustment. Excluding the prior year one-time tax benefit adjustment, the effective tax rate for the three months ended September 30, 2008 and 2007 was 37.7% and 38.5%, respectively.

Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007

Overview

Total revenues decreased $8.8 million, or 13.4%, from $66.0 million for the nine months ended September 30, 2007 to $57.2 million for the nine months ended September 30, 2008. The decrease was primarily due to a decrease in investment banking revenue of $9.1 million and principal transaction revenues of $6.0 million, of which $4.9 million is related to unrealized losses from our convertible preferred security and equity security investments in NYMT, partially offset by an increase in asset management fee revenue of $3.6 million, brokerage revenue of $1.2 million and interest, dividends and other income of $1.4 million.

Total expenses decreased by $113.9 million, or 64.0%, from $177.8 million for the nine months ended September 30, 2007 to $63.9 million for the nine months ended September 30, 2008, primarily due to a decrease in income allocation and accretion/(dilution) expense of $117.4 million resulting from a one-time non-cash expense associated with the exchange of Redeemable Class A member interests into shares of our common stock in connection with the Reorganization at the time of our initial public offering, partially offset by an increase in other expenses of $2.0 million.

Net loss decreased $103.8 million from a loss of $107.8 million for the nine months ended September 30, 2007 to net loss of $4.0 million for the nine months ended September 30, 2008, primarily as a result of the of the aforementioned decrease in expenses.

Revenues

Investment Banking

Investment banking revenues decreased $9.1 million, or 27.6%, from $32.9 million for the nine months ended September 30, 2007 to $23.8 million for the same period in 2008 and decreased as a percentage of total revenues from 49.8% to 41.6%, respectively. The decrease in revenues reflects a lower level of activity in our public equity underwriting and private placement businesses, as well as a decrease in strategic advisory revenues. Public equity underwriting revenues decreased by $6.1 million, or 44.5%, from $13.6 million for the nine months ended September 30, 2007 to $7.5 million for the nine months ended September 30, 2008, primarily due to highly volatile capital markets conditions in the first nine months of 2008, which caused a significant decline in new equity issuance by U.S. companies during the period. We executed 14 public equity underwriting transactions in the nine months ended September 30, 2008 compared to 25 in the nine months ended September 30, 2007. In addition, we acted as the lead manager on six public equity underwriting transactions, including our own initial public offering (for which we recognized no revenue; the underwriting fees were instead recorded as additional paid-in capital), in the nine month period ending September 30, 2007 compared to none in the same period in 2008. Private placement revenues decreased $1.5 million, or 17.2%, from $8.6 million for the nine months ended September 30, 2007 to $7.1 million for the nine months ended September 30, 2008. While the number of private placement transactions executed decreased from 16 in the nine months ended September 30, 2007 to six in the nine months ended September 30, 2008, average revenues per transaction increased 120.8%. Our strategic advisory revenues decreased $1.5 million, or 14.6%, from $10.7 million for the nine months ended September 30, 2007 to $9.2 million for the nine months ended September 30, 2008, due to a decrease in the average revenues per transaction executed in the first nine months of 2008 compared to the first nine months of 2007. We executed 11 strategic advisory transactions in the nine months ended September 30, 2008 compared to 12 in the nine months ended September 30, 2007.

Brokerage Revenues

Brokerage revenues increased by $1.2 million, or 4.8%, from $25.2 million for the nine months ended September 30, 2007 to $26.4 million for the nine months ended September 30, 2008. The increase was a result of higher gross commission income for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase in commissions resulted from increased trading activity with existing and new institutional clients during the period. Brokerage revenues increased as a percentage of total revenues, from 38.2% for the nine months ended September 30, 2007 to 46.2% for the nine months ended September 30, 2008.

Asset Management Fees

Asset management fees increased by $3.7 million, or 134.0%, from $2.7 million for the nine months ended September 30, 2007 to $6.4 million for the nine months ended September 30, 2008. Asset management fees include base management fees and incentive fees for our funds under management, both of which increased from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. The increase in base management fees is the result of an increase in client assets under management from $221.7 million as of September 30, 2007 to $450.1 million as of September 30, 2008. The increase in incentive fees is the result of improved performance, of our families of funds, in particular of Harvest Small Cap Partners. As a percentage of total revenues, asset management fees increased from 4.1% for the nine months ended September 30, 2007 to 11.1% for the same period in 2008.

Principal Transactions

Principal transaction revenues decreased $6.0 million from a gain of $1.2 million for the nine months ended September 30, 2007 to a loss of $4.8 million for the nine months ended September 30, 2008. The decrease was primarily due to a loss of $6.0 million from our equity security investments during the nine months ended September 30, 2008, mostly related to a $4.9 million unrealized loss from our convertible preferred security and equity security investments in NYMT.

Interest, Dividends and Other Income

Interest, dividends and other income increased $1.4 million, or 36.6%, from $3.9 million for the nine months ended September 30, 2007 to $5.3 million for the same period in 2008. Interest and dividends comprised $1.1 million of the increase and was primarily due to the dividend earned from our investment in NYMT convertible preferred securities, as well as interest from our loans and notes receivable and from investing of proceeds from our initial public offering in short duration AAA rated securities. Other income, primarily from revenue sharing arrangements with, and fees earned to raise capital for third-party investment partnerships or funds, also increased $0.4 million from the same period in 2007.

Expenses

Compensation and Benefits

Compensation and benefits, which includes salaries, commissions and performance bonus compensation to our employees and managing directors, increased $1.0 million, or 2.3%, from $43.2 million for the nine months ended September 30, 2007 to $44.2 million for the nine months ended September 30, 2008. The increase was due to a $1.1 million increase in employee payroll and accrual for bonuses, which is primarily attributable to the application of our target compensation to revenue ratios to decreased revenues used for the accrual of bonuses, as adjusted by management to maintain competitive compensation levels to employees, in the nine months ended September 30, 2008, compared to the same period in 2007. In addition, there was a decrease of $0.1 million in equity-based compensation expenses recognized for the nine months ended September 30, 2008, compared to the same quarter in 2007. Of the total compensation and benefits expense for the nine months ended September 30, 2008, $6.6 million is attributable to equity-based compensation expenses, comprised of $3.0 million in expense recognized for restricted stock units granted in connection with the initial public offering and $3.6 million in expense recognized for restricted stock units granted after the initial public offering. Compensation and benefits as a percentage of revenues increased from 65.4% of total revenues for the nine months ended September 30, 2007 to 77.2% for the same period in 2008. Excluding expense from equity-based awards as a result of the initial public offering, as a percentage of revenues compensation and benefits increased from 56.5% of total revenues for the nine months ended September 30, 2007 to 71.9% for the same period in 2008.

Income Allocation and Accretion/(Dilution)

Income allocation and accretion/(dilution) decreased $117.4 million from $117.4 million for the nine months ended September 30, 2007 to none for the nine months ended September 30, 2008. The decrease was due to our Reorganization as a C-corporation in connection with our initial public offering as of May 16, 2007, future periods will no longer reflect this expense.

Administration

Administration expenses increased $0.7 million, or 18.2%, from $3.9 million for the nine months ended September 30, 2007 to $4.6 million for the nine months ended September 30, 2008. The increase was primarily due to higher expenses associated with being a public company, as well as higher expenses for conferences. Administration expense increased from 5.9% of total revenues for the nine months ended September 30, 2007 to 8.1% for the same period in 2008.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees increased $0.3 million, or 7.6%, from $3.6 million for the nine months ended September 30, 2007 to $3.9 million for the nine months ended September 30, 2008. The increase was primarily due to an increase in trading activity in our sales and trading business as total shares traded increased 5.5% from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. As a percentage of total revenues, our brokerage, clearing and exchange fees increased from 5.4% for the nine months ended September 30, 2007 to 6.7% for the same period in 2008.

Interest and Dividend Expense

Interest and dividend expense decreased $0.4 million, or 48.5%, from $0.8 million for the nine months ended September 30, 2007 to $0.4 million for the nine months ended September 30, 2008. The decrease was primarily attributable to the discontinuation of interest payments to Redeemable Class A members, due to the exchange into common stock at the time of the initial public offering. As a percentage of total revenues, interest and dividend expense decreased from 1.3% for the nine months ended September 30, 2007 to 0.8% for the same period in 2008.

Other Expenses

Other expenses increased $2.1 million, or 23.0%, from $8.8 million for the nine months ended September 30, 2007 to $10.9 million for the nine months ended September 30, 2008. The increase in other expenses was due primarily to a $1.0 million increase in professional fees, consisting primarily of increased legal expenses, as well as audit and accounting expenses from being a public company, a $0.6 million increase in travel and entertainment expense, due to fewer investment banking transaction expense reimbursements compared to the same period in 2007 and a $0.4 million loan loss provision recorded during the nine months ended September 30, 2008. As a percentage of total revenues, other expenses increased from 13.4% for the nine months ended September 30, 2007 to 19.0% for the same period in 2008.

Minority Interest

Minority interest relates to the consolidation of JMPRT and two of our hedge funds, Harvest Consumer Partners and Harvest Technology Partners (through July 31, 2008), as well as Opportunity Acquisition Corp. We recorded a reduction to net loss of $215 thousand for minority interest for the nine months ended September 30, 2008, compared to an increase to net loss of $396 thousand for minority interest for the nine months ended September 30, 2007, due to a reduction in the aggregate performance of our minority interest entities for the nine months ended September 30, 2008 compared to the same period in 2007.

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

In connection with our initial public offering and Reorganization, we are subject to federal and state income taxes on all taxable income earned subsequent to May 15, 2007. Additionally, in connection with the Reorganization, we recognized a one-time tax benefit of $4.0 million in connection with the establishment of net deferred tax asset items of $10.2 million. In calculating the one-time tax benefit amount and associated deferred tax asset items, the Company makes reasonable estimates of its share of the 2006 taxable income and 2007 taxable income attributed to the period from January 1 through May 15, 2007 of the partnerships in which it has a direct or indirect interest. These estimates may change as additional information becomes available; as a result, the net one-time tax benefit amount may change. During the nine months ended September 30, 2008, the Company adjusted the one-time tax benefit of $4.0 million by $0.3 million in additional tax benefit. For the nine months ended September 30, 2008 and for the period May 16, 2007 to September 30, 2007, we recorded a total tax benefit of $2.5 million and $4.3 million, respectively. Excluding the tax benefit adjustment of $0.3 million and $4.1 million, we recorded a tax benefit of $2.2 million for the nine months ended September 30, 2008 and a tax benefit of $0.2 million and for the period May 16, 2007 to September 30, 2007, respectively.

The effective tax rate for the nine months ended September 30, 2008 and for the period May 16, 2007 to September 30, 2007 was 33.3% and 45.9%, respectively, excluding the prior year one-time tax benefit adjustment. Including the prior year one-time tax benefit adjustment, the effective tax for the nine months ended September 30, 2008 and for the period May 16, 2007 to September 30, 2007 was 38.2% and 1005.4%, respectively.

Liquidity and Capital Resources

A condensed table of cash flows for the nine months ended September 30, 2008 and 2007 is presented below. We have aggregated the Predecessor period from January 1, 2007 through May 15, 2007 and the Successor period from May 16, 2007 through September 30, 2007, without further adjustment, for purposes of comparison with the same periods in 2008. The supplemental aggregate disclosures and discussions are not in accordance with, or an alternative for, generally accepted accounting principles.

		Nine Months ended September 30, 2007
	Nine Months Ended September 30, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through September 30, 2007	Combined Predecessor/	Change from 2007 to 2008
	Successor	Predecessor	Successor	Successor	$	%
(in thousands)
Cash flows from operations	$(24,575)	$(29,821)	$13,555	$(16,266)	$(8,309)	-51.1%
Cash flows from investing activities	(26,809)	(509)	(14,752)	(15,261)	(11,548)	-75.7%
Cash flows from financing activities	2,208	8,020	66,535	74,555	(72,347)	-97.0%

Total cash flows	$(49,176)	$(22,310)	$65,338	$43,028	$(92,204)	N/A

We have historically satisfied our capital and liquidity requirements primarily through member contributions from our managing directors and outside investors, capital raised in our initial public offering in May 2007 and internally generated cash from operations. In 2008, most of our operating cash flow is generated from our investment banking and brokerage revenues and is invested in cash and cash equivalents, marketable securities or other investments, and partnerships for which HCS is the investment manager, however the volatility in the capital markets has reduced our ability to generate operational cash flow from investment banking revenues and it is difficult to predict the effect of the capital markets upon investment banking revenues going forward.

Our balance sheet is relatively liquid and unleveraged. We have a $30.0 million revolving note with City National Bank, which had a balance outstanding of $8.7 million as of September 30, 2008. In July 2008, we drew down an additional $4.2 million from the revolving note to fund an investment. We are currently in compliance with all our loan covenants; however continued uncertainty about outlook for business and investment banking revenues makes it difficult to predict covenant compliance going forward.

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule. We use the basic method permitted by the Uniform Net Capital Rule to compute net capital, which generally requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of $41.7 million and $51.3 million, which were $41.0 million and $50.6 million in excess of the required net capital of $0.6 million and $0.7 million at September 30, 2008 and December 31, 2007, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.23 to 1 and 0.22 to 1 at September 30, 2008 and December 31, 2007, respectively.

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

The Company currently intends to declare quarterly cash dividends on all outstanding shares of common stock. The Company currently does not plan to pay dividends on unvested shares of restricted stock. On March 10, 2008, the Company’s board of directors declared a cash dividend of $0.05 per share of common stock for the fourth quarter of 2007 which was paid on April 11, 2008 to common shareholders of record on March 28, 2008. On May 8, 2008, the Company’s board of directors declared a cash dividend of $0.05 per share of common stock for the first quarter of 2008 which was paid on June 13, 2008 to common shareholders of record on May 30, 2008. In addition, on August 6, 2008, the Company’s board of directors declared a cash dividend of $0.05 per share of common stock for the second quarter of 2008 which was paid on September 12, 2008 to common shareholders of record on August 29, 2008.

On January 22, 2008, Opportunity Acquisition Corp. filed an S-1 registration statement with the SEC in connection with an initial public offering of 15.0 million units. Each unit is expected to be offered at a price of $10.00 per unit and will consist of one share of common stock and one warrant. Opportunity Acquisition Corp. is a special purpose acquisition corporation, or “SPAC,” formed for the purpose of acquiring one or more businesses through a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination. The Company is the sponsor of the SPAC. The Company and certain individuals affiliated with the Company collectively own 4.3 million units of Opportunity Acquisition Corp. In addition, the Company has agreed to purchase from Opportunity Acquisition Corp. warrants for an aggregate purchase price of $4.0 million in a private placement to be completed immediately prior to the completion of the initial public offering, which is pending with the SEC but is currently delayed and may be withdrawn depending on market conditions and other factors.

On January 18, 2008, the Company and certain affiliated entities completed the acquisition of 1.0 million shares of Series A Cumulative Redeemable Convertible preferred stock of NYMT, a publicly traded real estate investment trust engaged in the investment management of mortgage-backed securities and high credit quality residential adjustable rate mortgage loans, at a price per share of $20.00 for a total of $20.0 million. The investment was comprised of $5.0 million by JMP Group Inc., $5.0 million by certain funds managed by HCS, and $10.0 million from JMPRT. In addition, the Company entered into an advisory agreement between HCS and NYMT to manage certain non-agency assets.

In February 2008, the Company purchased NYMT common stock for an aggregate amount of $4.5 million in a $60.0 million private investment in public equity (PIPE) transaction executed by NYMT.

On March 10, 2008, the Company’s board of directors authorized the buyback of an additional 2.0 million shares of our common stock during the next eighteen months, depending on market conditions.

Through the third quarter of 2008, the Company has advanced an aggregate of $3.8 million on $7.0 million in non-revolving credit note commitments.

In the third quarter of 2008, the Company made a $4.2 million investment in a private commercial mortgage originator in the form of a note and warrants. To fund the investment, the Company drew down an additional $4.2 million on its revolving note with City National Bank, which brought its borrowings under this revolving note to $8.7 million.

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

Cash Flows for the Nine Months Ended September 30, 2008

Cash decreased by $49.2 million during the nine months ended September 30, 2008, primarily as a result of cash used in operating and investing activities.

Our operating activities used $24.6 million of cash from the net loss of $4.0 million, adjusted for the cash used in the change in operating assets and liabilities of $21.9 million and non-cash revenue and expense items of $1.3 million. The decrease in operating assets and liabilities was primarily due to the payout of $26.9 million in 2007 bonuses in February 2008.

Our investing activities used $26.8 million, which consisted mostly of $14.5 million of net purchases of other investments, the funding of $8.0 million in loans receivable and $4.7 million in cash attributable to the deconsolidation of an investment. During the nine months of 2008, we invested $15.0 million in Series A Cumulative Redeemable Convertible Preferred stock of NYMT, as well as $4.5 million in NYMT common stock as part of the PIPE transaction executed by NYMT on February 18, 2008.

Our financing activities provided $2.2 million of cash primarily due to a draw down on our revolving note with City National Bank and capital contributions from minority members in the nine months of 2008, offset by our cash dividends paid to shareholders and our repurchases of our common shares for treasury.

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

Contractual Obligations

Except as discussed below, our contractual obligations have not materially changed from those reported in our Annual Report on From 10-K for the year ended December 31, 2007. In the three month period ended September 30, 2008, we drew down an additional $4.2 million on our revolving note with City National Bank, which brought our total balance under this revolving note to $8.7 million.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2008. However, as described below under “Qualitative and Quantitative Disclosures About Market Risk - Credit Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Even though our broker-dealer trades equity securities as an active participant in both listed and OTC markets and makes markets in over two hundred stocks, we typically maintain very few securities in inventory overnight to minimize market risk. In addition, we act as agent rather than principal whenever we can and may use a variety of risk management techniques and hedging strategies in the ordinary course of our trading business to manage our exposures. In addition, where practicable or possible, in connection with our principal investments in publicly-traded equity securities, we may engage in short sales of equity securities to offset the risk of purchasing other equity securities. In the future, we may utilize other hedging strategies such as equity derivative trades, although we have not engaged in derivative transactions in the past.

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

We may experience credit losses on our loans and non-revolving credit notes. We manage our credit risks by evaluating the extent of the risk we are taking and insuring the appropriate underwriting criteria are met and we monitor the ongoing credit performance of each loan and security. To the extent we find the credit risks on specific assets are changing adversely, we will take actions to mitigate potential losses. However, we may not always be successful in foreseeing adverse changes in credit performance or in effectively mitigating future credit losses.

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

Substantially all of our financial instruments are recorded at fair value or amounts that approximate fair value. Marketable securities owned, Other investments, including warrant positions and investments in partnerships in which HCS is the general partner, and Marketable securities sold, but not yet purchased, are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item Principal transactions in the accompanying Consolidated Statements of Net Income (Loss).

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

Marketable securities owned and securities sold, but not yet purchased, consist of U.S. listed and OTC equity securities, as well as quasi-government agency securities. Other investments consist principally of investments in private investment funds managed by us or our affiliates, as well as cash paid for a subscription in a private investment fund. Such investments held by non-broker-dealer entities are accounted for under the equity method based on our share of the earnings (or losses) of the investee. The financial position and operating results of the private investment funds are generally determined on an estimated fair value basis as set forth in the AICPA Audit and Accounting Guide: Investment Companies. Generally, securities are valued (i) at their last published sale price if they are listed on an established exchange or (ii) if last sales prices are not published, at the highest closing “bid” price (for securities held “long”) and the lowest closing “asked” price (for “short” positions) as recorded by the composite tape system or such principal exchange, as the case may be. Where the general partner determines that market prices or quotations do not fairly represent the value of a security in the investment fund’s portfolio (for example, if a security is a restricted security of a class that is publicly traded) the general partner may assign a different value. The general partner will determine the estimated fair value of any assets that are not publicly traded.

Also included in other investments are convertible preferred stock and warrants on public and private common stock. The investment in NYMT convertible preferred stock is based on a fair value estimate using the Black-Scholes credit adjusted valuation model on Bloomberg. The warrants on public and private common stock are generally received as a result of investment banking transactions and are valued at estimated fair value as determined by management. Warrants owned are valued at the date of issuance and marked-to-market as unrealized gains and losses until realized. Estimated fair value is determined using the Black-Scholes Options Valuation methodology adjusted for active market and other considerations on a case-by-case basis.

The aforementioned fair value methods represent the Company’s best estimate of exit price as defined by SFAS 157.

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”) as of January 1, 2008. SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in the Consolidated Statements of Net Income (Loss). Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.

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

Legal and Other Contingent Liabilities

We are involved in various pending and potential complaints, arbitrations, legal actions, investigations and proceedings related to our business from time to time. Some of these matters involve claims for substantial amounts, including claims for punitive and other special damages. The number of complaints, legal actions, investigations and regulatory proceedings against financial institutions like us has been increasing in recent years. We have, after consultation with counsel and consideration of facts currently known by management, recorded estimated losses in accordance with SFAS 5, Accounting for Contingencies, to the extent that we believe a claim may result in a probable loss and the amount of the loss can be reasonably estimated. The determination of these reserve amounts requires significant judgment on the part of management and our ultimate liabilities may be materially different. In making these determinations, management considers many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of successful defense against the claim, the cost of defending the claim and the potential for, and magnitude of, damages or settlements from such pending and potential complaints, legal actions, arbitrations, investigations and proceedings, and fines and penalties or orders from regulatory agencies.

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

Our management, with the participation of the Chairman and Chief Executive Officer and the Chief Financial Officer, has evaluated our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors included in our December 31, 2007 annual report on Form 10-K continue to apply to us, and describe risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. The discussion below includes additional risk factors that could materially affect our business and results of operations. Except as discussed in the risk factors below, there have not been any material changes from the risk factors previously described in our December 31, 2007 annual report on Form 10-K.

Current difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of operations.

The stress experienced by global financial markets that began in the second half of 2007 continued and substantially increased during the third quarter of 2008. The volatility and disruption in the financial markets have reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. These conditions have adversely affected some of our principal investments activities, and may contribute to increased investor redemptions of our assets under management. We have suffered a downturn in our investment banking business due to reduced activity by businesses in capital raising and declines in their stock price and we cannot assure you that the financial markets will stabilize in the near future. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition and results of operations.

There can be no assurance that recently enacted legislation authorizing the U.S. government to purchase large amounts of certain assets, securities and other financial instruments from financial institutions will help stabilize the U.S. financial system.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008, or EESA, was enacted in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA and its related programs, the Troubled Asset Relief Program and the Capital Purchase Program, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of certain assets, securities and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. There can be no assurance, however, that the EESA and its related programs will have an impact on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA and its related programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2008 to July 31, 2008	180,845	$6.54	180,845	1,491,389
August 1, 2008 to August 31, 2008	100,200	$6.36	100,200	1,391,189
September 1, 2008 to September 30, 2008	33,100	$5.56	33,100	1,358,089

Total	314,145	$6.38	314,145

(1)	On March 10, 2008, the Company’s board of directors authorized the buyback of an additional 2.0 million shares during the subsequent eighteen months.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2008

JMP Group Inc.

By:	/s/ Joseph A. Jolson
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ Thomas B. Kilian
Name:	Thomas B. Kilian
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.