Form 10-K
period 2008-12-31
JMP Group Inc.
filed 2009-03-09
CIK 1383803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrants’ common stock on June 30, 2008 as reported on The New York Stock Exchange was $93,657,406.

As of February 27, 2009 there were 20,526,469 shares of the registrant’s common stock outstanding.

Documents incorporated by reference:

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2009 annual meeting of stockholders to be held in June 2009 are incorporated by reference in this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, in this Form 10-K that are subject to risks and uncertainties. When we use the words “will likely result,” “if,” “in the event,” “may,” “shall,” “will,” “believe,” “expect,” “anticipate,” “project,” “intend,” “estimate,” “goal,” “objective,” or similar expressions, we intend to identify forward-looking statements. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. They also include statements concerning anticipated revenues, income or loss, capital expenditures, dividends, capital structure or other financial terms. The statements we make regarding the following subject matters are forward-looking by their nature:

•	the opportunity to grow our investment banking and sales and trading businesses because of the prevalent demand for our services in our six target industries;

•	the opportunity to increase our representation of corporate clients as buyers and to grow our mergers and acquisitions and strategic advisory businesses;

•	our ability to utilize our expertise to gain new business and benefit from increased trading in the financial services and real estate industries;

•	the performance of our investment banking and sales and trading businesses because of declining demand for our services in our six target industries;

•	the possibility of generating stable or growing investment banking revenues due to our ability to engage in multiple types of transactions;

•	our ability to increase our roles as a co-manager or a lead manager in capital markets transactions;

•	the growth of our mergers and acquisitions and other strategic advisory business derived from our positions as a lead manager or senior co-manager of public and private securities offerings;

•

our plans to expand the group of institutional investors to which we market our equity research and sales and trading products and services by increasing the frequency with which we do business with these investors;

•	the characteristics of the asset management business, including its comparatively high margins, the recurring nature of its fee-based revenues, and its dependence on intellectual capital;

•	the ongoing emergence of small asset managers and institutional investment managers that rely on outside sources to provide equity research;

•	a heightened demand for alternative asset management products and services;

•	our plans to hire additional senior research, investment banking and sales/trading professionals;

•	our ability to increase the number of companies under coverage by our equity research analysts;

•	our plans to sponsor additional hedge funds and other alternative asset management products;

•	our ability to increase assets under management and develop new asset management products;

•	our plans to launch additional hedge fund products, alternative and other asset management collective investment vehicles and structured finance products;

•	our plans to generate principal investing opportunities from our investment banking and asset management relationships;

•	our ability to attract and retain top professionals;

•	plans to grow our businesses both through internal expansion and through strategic investments, acquisitions, or joint ventures;

•	the past performance of our funds are not indicative of our future performance;

•	the emergence of investment opportunities that offer attractive risk-adjustment returns on our investable assets;

•

our ability to take advantage of market opportunities as they arise in 2009 based on the strength of our capital position and the low level of leverage that we have traditionally employed in our business model;

•	our ability to satisfy our funding needs with existing internal and external financial sources;

•	the ability of our funds to raise capital in the long and short term;

•	our ability to depend on follow-on offerings, PIPEs and registered direct offerings to generate corporate finance revenues;

•	our ability to avoid restrictions imposed by the Investment Company Act of 1940;

•	that we do not anticipate any tax adjustments that will result in a material adverse affect on the our financial condition;

•	the impact of Securities and Exchange Commission rules enacted as of September 18, 2008 restricting management’s ability to conduct short sales;

•	the impact of recent pronouncements by the Federal Accounting Standards Board on our financial position or operations;

•	the impact of existing claims against us on our business or financial condition;

•	projections of our annual total compensation and benefits as a percentage of revenues;

•	our intention to declare dividends and our expected dividend rate; and

•	that we believe that our current level of equity capital will be adequate to meet our liquidity and regulatory capital requirements for the next twelve months.

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

We provide our corporate clients with a wide variety of services, including strategic advice and capital raising solutions, sales and trading support, and equity research coverage. We provide institutional investors with capital markets intelligence and objective, informed investment recommendations about individual equities that are not widely followed. We believe that our concentration on small and middle-market companies, as well as our broad range of product offerings, positions us as a leader in what has traditionally been an underserved and high-growth market.

The selection of our six target industries, the development of multiple products and services and the establishment of our three revenue-producing business lines—investment banking, equity sales and trading, and asset management—has created a diversified business model, especially when compared to that of our more specialized competitors. We have been able to balance more volatile revenue streams derived from our investment banking business and our incentive-based asset management fees with the more stable revenue streams tied to sales and trading commissions and base asset management fees. In addition, our target industries have historically performed, in certain respects, counter-cyclically to one another, allowing us to win business and generate revenues in various economic and capital markets conditions.

Principal Business Lines

We conduct our primary business activities through three wholly-owned subsidiaries: JMP Securities LLC (“JMP Securities”), our broker-dealer operation; Harvest Capital Strategies LLC (“HCS”), our asset management arm—an SEC-registered investment adviser that changed its name to HCS from JMP Asset Management LLC as of September 29, 2008; and JMP Capital LLC (“JMP Capital”), wholly owned by HCS and our vehicle for making certain principal investments.

JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to, customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. JMP Securities provides equity research, sales and trading to institutional brokerage clients and capital raising and strategic advisory services to corporate clients. As of December 31, 2008, JMP Securities had 170 full-time employees, including 30 in equity research, 55 in sales and trading, 51 in investment banking and 34 in operations and administration.

HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors through investment partnerships and other entities managed by HCS. During the fiscal year ended December 31, 2008, HCS actively managed a family of four hedge funds, two funds of hedge funds and two externally advised REITs. In addition, during 2008 HCS, acting through JMP Capital, has made principal investments in the form of loans and lines of credit to private companies and investment vehicles. As of December 31, 2008, HCS had 21 full-time employees.

As of January 2, 2009, all of the assets within JMP Realty Trust, which was one of our externally advised REITs, were transferred to Harvest Mortgage Opportunities Partners, which is a new hedge fund managed by HCS. Because owning what we view as attractive investment opportunities in the current market, such as distressed mortgage assets, would make it difficult for us to maintain REIT status, we decided to conduct such investment strategies in a hedge fund structure on an ongoing basis. Accordingly, as of January 2, 2009, HCS actively manages a family of five hedge funds, two funds of hedge funds and one externally advised REIT (NYMT, in which we also have an investment, discussed in more detail under Asset Management within this section).

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

Corporate Finance

We assist our publicly traded and privately held corporate clients with capital raising activities, which include the underwriting of a wide range of securities, including common, preferred and convertible securities. Our public equity underwriting capabilities include initial public offerings and follow-on equity offerings. We also act as an agent in private placements of equity and debt securities and arrange private investments in public equity (“PIPE”) transactions as well as privately negotiated, registered direct stock offerings on behalf of our public company clients. We typically place securities with our client base of institutional investors, private equity and venture capital funds and high net-worth individuals.

Because our corporate clients are generally considered high-growth companies, they are frequently in need of new capital. Many of our client relationships develop early, when a client company is still private, in which case we may facilitate private placements of the clients’ securities. Thereafter, if our client prepares for an initial public offering, we are generally considered to act as an underwriter of that stock offering. Our ability to structure innovative private offerings and to identify the likely buyers of such offerings makes us a valuable advisor for many small and middle-market companies, as does our industry specialization. We expect that, while the environment for initial public offerings may not be consistently favorable in the future, we should be able to depend on follow-on offerings, PIPEs, registered direct offerings and private placements to continue to generate corporate finance revenues.

Mergers and Acquisitions and Other Strategic Advisory

We work with corporate clients on a broad range of key strategic matters, including mergers and acquisitions, divestitures and corporate restructurings, valuations of businesses and assets, and fairness opinions and special committee assignments. Because we serve clients at various stages of their corporate development—from emerging growth companies to mature private and public companies—the values of these transactions range in size.

We provide our advice to senior executives and boards of directors of client companies in connection with transactions that are typically of significant strategic and financial importance to these companies. We believe that our success as a strategic advisor stems from our ability to structure and execute complex transactions that create long-term stockholder value.

Because of our focus on innovative and fast-growing companies, we are most often an advisor in company sale transactions, although we are taking steps to create an equilibrium in our advisory business and expect, in addition, to represent corporate clients as buyers increasingly over time. We believe that our position as a lead manager or senior co-manager of public and private equity offerings will facilitate the growth of our mergers and acquisitions and strategic advisory businesses, as companies that have been issuers of securities become more mature and pursue acquisitions or other exit events for their investors.

Sales and Trading

Our sales and trading operation distributes our equity research product and communicates our proprietary investment recommendations to our institutional investors. In addition, our sales and trading staff executes equity trades on behalf of our clients and sells the securities of companies for which we act as an underwriter.

We have established a broad institutional client base rooted in longstanding relationships, which have been developed through a consistent focus on the investment and trading objectives of our clients. Our sales and trading professionals work closely with our equity research staff to provide insight and differentiated investment advice to more than 550 institutional clients nationwide.

We believe that our sales and trading clients turn to us for timely, differentiated investment advice. Our equity research features proprietary themes and actionable ideas about industries and companies that are not widely evaluated by many other investment banks without our middle-market emphasis. In recent years, many investment banks have reduced their equity research coverage and market making activities dedicated to companies with market capitalizations below certain thresholds. Additionally, with the recent failure or consolidation of several very large investment banking firms, the amount of market-making activity, liquidity and research coverage provided by broker-dealers for smaller stocks has significantly decreased. However, we continue to commit sales and trading resources to smaller-capitalization companies with the belief that institutional investors require and value such specialized knowledge and service.

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

Our equity research focuses on our six target industries—business services, consumer, financial services, healthcare, real estate and technology—and on the following sectors underlying each industry:

Business Services • Business and Professional Services • Financial Processing and Outsourcing	Consumer • Lifestyle Retailing and Products	Financial Services • Commercial Finance • Consumer Finance • Mortgage Finance • Specialty Finance
Healthcare • Biotechnology • Healthcare Services • Medical Devices	Real Estate • Hotels and Resorts • Housing • Housing Supply Chain • Property Services • Real Estate Technology	Technology • Clean Technology • Communications Equipment • Internet • Semiconductors • Software

As of December 31, 2008, our research department included 16 senior research analysts providing investment recommendations on 200 public companies. Approximately 72% of the stocks under coverage had market capitalizations of less than $1.0 billion and were divided among our target sectors as follows:

During their careers, a number of our analysts have received industry recognition for the quality of their research and their stock picking ability, ranking high in polls conducted by the Wall Street Journal, Institutional Investor, Forbes/StarMine and Greenwich Associates. While many larger firms have restructured their research departments due to economic and regulatory pressures and have significantly reduced coverage of companies below certain market-capitalization thresholds, we continue to devote the majority of our resources to smaller-capitalization companies. The number of investment funds and the total assets under management committed to small-cap and mid-cap stocks has grown considerably during the last decade. However, managers of these funds are now presented with ever fewer sources of independent investment research. We continue to provide objective investment recommendations on small and middle-market companies, and we believe that our institutional investor clients depend on us for this informed, fundamental research.

Asset Management

Through HCS, during 2008 we actively managed a family of four hedge funds, two funds of hedge funds and two externally advised REITs. As of December 31, 2008, we had a total of $443.0 million in client assets under management (including assets of employees and portfolio managers) and had an additional $41.3 million of our own capital invested in these vehicles. In addition, we had invested $13.1 million of our own capital in a portfolio of equity securities managed by HCS and $2.5 million in funds managed by third parties.

In January 2008, the Company and certain affiliated entities completed the acquisition of 1.0 million shares of Series A Cumulative Redeemable Convertible preferred stock of New York Mortgage Trust, Inc. (“NYMT”), a publicly traded real estate investment trust engaged in the investment management of mortgage-backed securities and high credit quality residential adjustable rate mortgage loans, at a price per share of $20.00, for a total of $20.0 million. The investment was comprised of $5.0 million by JMP Group Inc., $5.0 million by certain funds managed by HCS, and $10.0 million from JMP Realty Trust. In February 2008, JMP Group Inc. purchased NYMT common stock for an aggregate amount of $4.5 million in a $60.0 million private investment in public equity (“PIPE”) transaction executed by NYMT. In addition, we have entered into an advisory agreement between HCS and NYMT to manage certain non-agency assets.

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

In the course of advising clients on strategic or private capital raising transactions, our investment bankers may identify instances in which we could commit our own capital to transactions for which we are acting as an agent. In addition, opportunities to deploy equity and debt capital are frequently brought to the attention of our asset management professionals. As a result, in the past we have made, and expect that in the future we may make, principal investments in selected cases and may be able to earn attractive returns on the capital committed.

The following table represents certain information regarding the investment returns, net asset values and fee structures of the hedge funds, funds of hedge funds, and REITs managed by HCS as of December 31, 2008.

Summary of Hedge Funds, Funds of Hedge Funds and REITs

(dollars in thousands, as of and for the year ended December 31, 2008)

	TWR (1)	Net Asset Value (NAV)	JMP Group Share of NAV	Annual Management Fee (%)		Annual Management Fee ($)	Incentive Fee (%)	Incentive Hurdle	Incentive Fee ($)
Hedge Funds (2)
Harvest Opportunity Partners II	(1.3)%	$62,169.2	$7,760.1	2.0	%(3)	$685.8	20%(5)	None	$38.8
Harvest Small Cap Partners	19.4%	234,051.6	13,780.7	2.0	%(3)	2,852.7	20%(5)	None	5,856.1
Harvest Consumer Partners	1.9%	5,521.9	2,407.1	1.5	%(3)	27.7	20%(5)	None	2.0
Harvest Technology Partners	7.2%	11,581.6	5,818.2	1.5	%(3)	37.2	20%(5)	None	21.7

		$313,324.3	$29,766.1			$3,603.4			$5,918.6

Funds of Hedge Funds (2)
JMP Masters Fund	(21.7)%	$96,037.4	$2,701.0	1.0	%(3)	$904.6	5.0%(5) or 20%(6)	None or 10%	$33.6
JMP Emerging Masters Fund	(11.0)%	10,633.3	977.1	1.5	%(3)	104.3	10%(5)	None	9.3

		$106,670.7	$3,678.1			$1,008.9			$42.9

REITs
JMP Realty Trust Inc. (9)	N/A	$15,829.3	$7,841.8	1.5	%(4)	$257.4	25%(7)	Greater of 7.5% or 2.0% plus 10-year Treasury rate	$—
NYMT	N/A	$48,413.8	N/A	1.5	%(4)	$664.9	25%(8)	Greater of 8.0% or 2.0% plus 10-year Treasury rate	$—

		$64,243.1	$7,841.8			$922.3			$—

Total		$484,238.1	$41,286.0			$5,534.6			$5,961.5

(1)	Time-weighted rate of return, or TWR for the hedge funds and funds of hedge funds. TWR is a measure of the compound rate of growth in a portfolio and eliminates the effect of varying cash inflows by assuming a single investment at the beginning of a period and measuring the growth or loss of market value to the end of that period.
(2)	None of the hedge funds and funds of hedge funds are registered under the Investment Company Act of 1940.
(3)	Expressed as a percentage of net asset value.
(4)	Expressed as a percentage of stockholders’ equity.
(5)	Expressed as a percentage of the total returns of the funds subject to a highwater mark.
(6)	Expressed as a percentage of total returns in excess of the hurdle rate.
(7)	Equal to the product of (a) the incentive fee percentage multiplied by (b) the difference by which (i) a specified measure of earnings exceeds (ii) JMP Realty Trust’s equity multiplied by the incentive fee hurdle return.
(8)	Equal to the product of (a) the incentive fee percentage multiplied by (b) the difference by which (i) a specified measure of earnings exceeds (ii) NYMT’s equity multiplied by the incentive fee hurdle return.
(9)	In January 2009 all of the assets of JMP Realty Trust were transferred to Harvest Mortgage Opportunities Partners, a hedge fund managed by HCS.

Industry Concentration in Financial Services and Real Estate Sectors

Although we have taken significant steps since 2001 to diversify and broaden our industry focus, two of JMP’s core franchises remain centered on the specialty finance and real estate industries. These two industries have suffered considerably since the second half of 2007 as continuing turmoil has roiled the U.S. economy and the financial services and real estate sectors, in particular. Nevertheless, we believe that we have been negotiating this difficult period effectively and believe that market conditions in these sectors may work to our advantage if we are able to leverage our expertise to gain new business in the future.

Before we undertook our diversification efforts, our investment banking business generated 100.0% of its revenues from the financial services and homebuilding sectors. In 2008, however, 63.0% of investment banking revenues were derived from these sectors. Our additional focus on industries such as software, Internet, life sciences, medical devices and healthcare services has counterbalanced our efforts in our original industry groups. In addition to broadening our industry concentration, we have worked in recent years to expand our investment banking product offerings so that we are not solely dependent on the public capital markets for our business opportunities. In 2008, we derived 66.5% of investment banking revenues from sources other than the public capital markets, including M&A and strategic advisory fees and private capital raising fees.

Competition

All areas of our business are subject to a high level of competition. The principal competitive factors influencing our business include the ability of our professionals, industry expertise, client relationships, business reputation, market focus and product capabilities, and quality and price of our products and services.

Since the mid-1990s, there has been substantial consolidation among U.S. and global financial institutions. In particular, a number of large commercial banks, insurance companies and other diversified financial services firms have merged with other financial institutions or have established or acquired broker-dealers. During 2008, we witnessed the unprecedented, nearly simultaneous failure or near-collapse of a number of very large financial institutions, which led to the acquisition of several of the most sizeable U.S. investment banking firms, consolidating the financial industry to an even greater extent. Currently, our competitors are other investment banks, brokerage firms, merchant banks and financial advisory firms. Our focus on our six target industries also subjects us to direct competition from a number of specialty securities firms and smaller investment banking boutiques that specialize in providing services to these industries.

The industry trend toward consolidation has significantly increased the capital base and geographic reach of many of our competitors. Although our larger and better-capitalized competitors have suffered from the dislocation in the investment banking and financial services industry, they may be more able than we are to respond to changes in the investment banking industry, to recruit and retain skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. Many of these firms have the ability to offer a wider range of products than we do, including loans, deposit-taking and insurance, in addition to brokerage, asset management and investment banking services, all of which may enhance their competitive position relative to us. These firms also have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in downward pricing pressure in our businesses. In particular, the trend in the equity underwriting business toward multiple book runners and co-managers has increased the competitive pressure in the investment banking industry and may lead to lower average transaction fees.

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

Employees

As of December 31, 2008, we had 191 employees, including 64 managing directors. We believe that our managing directors and other professionals have been attracted to our firm because of our focused industry coverage, our entrepreneurial culture and our dedication to providing growth companies and growth investors with exceptional client service, objective advice and innovative solutions. None of our employees are subject to any collective bargaining agreements, and we believe our relationship with our employees to be satisfactory.

Risk Management and Compliance

As an investment bank, risk is an inherent part of our business. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. The principal risks we face are market, liquidity, credit, legal, reputational and operational risks. We believe we apply quantitative analysis and sound practical judgment before engaging in transactions to ensure that appropriate risk mitigants are in place. We accomplish this objective by carefully considering the amount of capital allocated to each of our businesses, establishing trading limits, setting credit limits for individual counterparties and, to the extent that we make principal investments, committing capital to transactions where we believe we have the advantage of industry or company-specific expertise. As part of our principal investment activities, we conduct due diligence before making any significant capital commitment in order to assess the risk inherent in a transaction and all significant investments must be approved by our Investment Committee and/or board of directors. All of our participations in underwritten offerings are required to be approved by our Commitment Committee. Our focus is balancing risk and return. We seek to achieve adequate returns from each of our businesses commensurate with the risks they assume. Nonetheless, the effectiveness of our approach to managing risks can never be completely assured. For example, unexpected large or rapid movements or disruptions in one or more markets or other unforeseen developments could have an adverse effect on our results of operations and financial condition. The consequences of these developments can include losses due to adverse changes in our principal investments, inventory values, decreases in the liquidity of trading positions, increases in our credit exposure to customers and counterparties, and increases in general systemic risk.

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

JMP Securities is registered as a securities broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”). The FINRA is a self-regulatory body composed of members such as our broker-dealer subsidiary that have agreed to abide by the rules and regulations of the FINRA. The FINRA may expel, fine and otherwise discipline member firms and their employees. JMP Securities is also licensed as a broker-dealer in each of the 50 states, requiring us to comply with the laws, rules and regulations of each state. Each state may revoke the license to conduct a securities business, fine and otherwise discipline broker-dealers and their employees.

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

Our asset management subsidiary, HCS, is an SEC-registered investment adviser, and accordingly subject to regulation by the SEC. Requirements under the Investment Advisors Act includes record-keeping, advertising and operating requirements, and prohibitions on fraudulent activities.

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

Accounting, Administration and Operations

Our accounting, administration and operations personnel are responsible for financial controls, internal and external financial reporting, compliance with regulatory and legal requirements, office and personnel services, management information and telecommunications systems and the processing of our securities transactions. We use a third party service provider for payroll processing and our clearing operations are currently performed by Ridge Clearing & Outsourcing Solutions, Inc. All of our data processing functions are performed by our management information systems personnel. We believe that our continued future growth will require implementation of new and enhanced communications and information systems and training of our personnel or the hiring of an outsourced provider to operate such systems. Any difficulty or significant delay in the implementation or operation of new systems or the training of personnel could harm our ability to manage growth.

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

Risks Related to Our Business

Current trends in the global financial markets have negatively impacted our ability to generate business and revenues and may cause significant fluctuations in our stock price.

The stock and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In particular, during the fourth quarter of 2008, the market volatility and disruption have reached unprecedented levels. Concerns over the availability and the cost of credit, the U.S. mortgage market, a declining real estate market, volatile energy prices, consumer confidence, unemployment, and geopolitical issues have contributed to this increased volatility and have diminished expectations for the economy and the markets in the future. Many economists are now predicting that the U.S. economy, and possibly the global economy, may enter into a prolonged recession or depression as a result of the current economic turmoil. The markets have produced downward pressure on stock prices and credit availability has contracted significantly for issuers in general. These conditions have adversely affected some of our principal investments activities, and may contribute to increased investor redemptions of our assets under management. We have suffered a downturn in our investment banking business due to reduced activity by businesses in capital raising transactions and declines in their stock prices and we cannot assure you that the financial markets will stabilize in the near future. The number of our investment banking transactions has fallen from an average of 74 per annum from 2005 through 2007 to 35 in 2008.

The continuation or worsening of current market conditions may cause us to face some or all of the following risks:

•	Our opportunity to act as underwriter or placement agent could be adversely affected by a reduction in the number and size of capital raising transactions or by competing government sources of equity.

•

The number and size of mergers and acquisitions transactions or other strategic advisory services where we act as adviser could be adversely affected by continued uncertainties in valuations related to asset quality and creditworthiness, volatility in the equity markets, and diminished access to financing.

•	The market downturn could lead to a decline in the volume of transactions that we execute for our customers and, therefore, to a decline in the revenue we receive from commissions and spreads.

•

We may experience losses in securities trading activities or as a result of write-downs in the value of securities that we own as a result of deteriorations in the businesses or creditworthiness of the issuers of such securities.

•	We may experience losses or write downs in the realizable value of our principal investments due to the inability of companies we invest in to repay their borrowings.

•	Our access to liquidity and the capital markets could be limited, preventing us from making principal investments and restricting our sales and trading businesses.

•

We may incur unexpected costs or losses as a result of the bankruptcy or other failure of companies for which we have performed investment banking services to honor ongoing obligations such as indemnification or expense reimbursement agreements.

•

Sudden sharp declines in market values of securities can result in illiquid markets and the failure of counterparties to perform their obligations, which could make it difficult for us to sell securities, hedge securities positions, and invest funds under management.

•

As an introducing broker to clearing firms, we are responsible to the clearing firm and could be held liable for the defaults of our customers, including losses incurred as the result of a customer’s failure to meet a margin call. Although we review credit exposure to specific customers, default risk may arise from events or circumstances that are difficult to detect or foresee. When we allow customers to purchase securities on margin, we are subject to risks inherent in extending credit. This risk increases when a market is rapidly declining and the value of the collateral held falls below the amount of a customer’s indebtedness. If a customer’s account is liquidated as the result of a margin call, we are liable to our clearing firm for any deficiency.

•

Competition in our investment banking, sales, and trading businesses could intensify as a result of the increasing pressures on financial services companies and larger firms competing for transactions and business that historically would have been too small for them to consider.

•	The market downturn could result in lower prices for securities, which may result in reduced management fees calculated as a percentage of assets under management.

•	Market declines could increase claims and litigation, including arbitration claims from customers.

•

Our industry could face increased regulation as a result of legislative or regulatory initiatives, and the responsibilities of the SEC and other federal agencies may be reallocated. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	Government intervention may not succeed in stabilizing the financial and credit markets and may have negative consequences for our business.

It is difficult to predict how long the current economic conditions will continue, whether they will continue to deteriorate and which of our business lines will continue to be adversely affected. If one or more of the foregoing risks occurs, our revenues are likely to decline and, if we were unable to reduce expenses at the same pace, our profit margins would erode.

There can be no assurance that recently enacted legislation authorizing the U.S. government to inject capital into financial institutions will help stabilize the U.S. financial system.

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

We focus principally on six target industries: business services, consumer, financial services, healthcare, real estate, and technology. Volatility in the business environment in these industries or in the market for securities of companies within these industries could adversely affect our financial results and the market value of our common stock. In 2008, the business environment for companies in some of these industries has been subject to unprecedented levels of volatility, and our financial results have consequently been subject to significant variations from prior years. Over the last four years, the mix of our investment banking revenues has shifted from over 70% combined in financial services and real estate (slightly weighted in favor of the real estate sector) to in excess of 50% of total investment banking revenues in financial services alone in 2008. The life sciences sector has risen to 20% of total investment banking revenues in 2008 with the remaining 30% approximately of revenues being evenly split amongst real estate, technology, healthcare, business services and consumer sectors. The market for securities in each of our target industries may also be subject to industry-specific risks. For example, we have research, investment banking and principal investments focused in the areas of financial services, real estate and mortgage-related securities. During 2008, several banks and securities firms in the United States and elsewhere have failed or have been acquired by other financial institutions, often in distressed sales. In addition, declines in the housing market, with falling home prices and increasing foreclosures, have adversely affected the credit performance of mortgage loans and have resulted in material write downs of asset values by financial institutions.

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

Our people are our most valuable resource. Our ability to obtain and successfully execute the transactions that generate a significant portion of our revenues depends upon the reputation, judgment, business generation capabilities and project execution skills of our senior professionals, particularly our managing directors and the members of our executive committee. The reputations and relationships of our senior professionals with our clients are a critical element in obtaining and executing client engagements. Turnover in the investment banking industry is high and we encounter intense competition for qualified employees from other companies in the investment banking industry as well as from businesses outside the investment banking business, such as hedge funds and private equity funds. To the extent we continue to have annual compensation and benefits expense targets, we may not be able to retain our professionals or recruit additional professionals at compensation levels that are within our target range for compensation and benefits expense. If we were to lose the services of any of our investment bankers, senior equity research, sales and trading professionals, asset managers, or executive officers to a new or existing competitor or otherwise, we may not be able to retain valuable relationships and some of our clients could choose to use the services of a competitor instead of our services. If we are unable to retain our senior professionals or recruit additional professionals, our reputation, business, results of operations and financial condition will be adversely affected. The recent consolidation of the large investment banking institutions and resulting layoffs has provided significant hiring opportunities for us to increase the quality of our investment banking platform and may lead to new opportunities in targeted markets such as the healthcare sector. However this may lead to increased overhead and annual compensation and benefits expense targets and even if we successfully recruit senior professionals, we may not be able to improve our profitability.

We face strong competition from larger firms, some of which have greater resources and name recognition than we do, which may impede our ability to grow our business.

The investment banking industry is intensely competitive, and we expect it to remain so. We compete on the basis of a number of factors, including client relationships, reputation, the abilities of our professionals, market focus and the relative quality and price of our services and products. We have experienced intense price competition in our various businesses. Pricing and other competitive pressures in investment banking, including the trends toward multiple book runners, co-managers and multiple financial advisors handling transactions, could adversely affect our revenues, even if the size and number of our investment banking transactions may increase.

We are a relatively small investment bank with 191 employees as of December 31, 2008, and revenues of $76.6 million for the year ended December 31, 2008. Many of our competitors have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more senior professionals to serve their clients’ needs, greater global reach and more established relationships with clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the investment banking industry, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share generally. These firms have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide commercial financing has become an important advantage for some of our larger competitors and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the investment banking industry. In addition, if the number of capital markets and financial advisory transactions continues to decline in response to current economic conditions, larger investment banking firms may seek to enter into engagements with smaller companies and for smaller transaction that traditionally would have been considered too small for these firms.

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

Our stock price has been volatile and it may continue to be volatile in the future.

The market price of our common stock could be subject to significant fluctuations due to factors such as:

•	changes in book value due to principal investment valuations;

•	actual or anticipated fluctuations in our financial condition or results of operations;

•	failure to meet the expectations of securities analysts;

•	a decline in the stock prices of peer companies;

•	a discount in the trading multiple of our common stock relative to that of common stock of certain of our peer companies due to perceived risks associated with our smaller size;

•	the success or failure of potential acquisitions, our operating strategies and our perceived prospects and those of the financial services industry in general; and

•	the realization of any of the other risks described in this section.

Declines in the price of our common stock may adversely affect our ability to recruit and retain key employees, including our managing directors and other key professional employees. In addition, we may not be able to access the capital markets for future principal transactions.

Our financial results from investment banking activities may fluctuate substantially from period to period, which may impair our stock price.

We have experienced, and expect to experience in the future, significant variations from period to period in our revenues and results of operations from investment banking activities. Future variations in investment banking revenues may be attributable in part to the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the business of a client or a counterparty. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the contemplated transaction. In addition, we pay significant expenses related to a contemplated transaction regardless of whether or not the contemplated transaction generates revenues. This risk may be intensified by our focus on growth companies in the business services, consumer, financial services, healthcare, real estate and technology industries, which have been adversely affected by the current economic turmoil. According to data from Dealogic, investment banking transactions in the U.S. have decreased significantly in 2008 compared to 2007, from 8,500 mergers and acquisitions transactions in 2007 to 6,600 in 2008, and from 739 capital raising transactions in 2007 to 306 in 2008. Our investment banking revenues would be adversely affected in the event that this trend continues. As a result, we may not achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect our stock price.

Further, because a significant portion of our revenue is derived from investment banking fees and commissions, severe market fluctuations, weak economic conditions, a decline in stock prices, trading volumes or liquidity could significantly harm our profitability in the following ways:

•	the number and size of transactions for which we provide underwriting and merger and acquisition advisory services may decline;

•	the value of the securities we hold in inventory as assets, which we often purchase in connection with market-making and underwriting activities, may decline; and

•	the volume of trades we would execute for our clients may decrease.

To the extent our clients, or counterparties in transactions with us, are more likely to suffer financial setbacks in a volatile stock market environment, our risk of loss during these periods would increase.

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

We derive a significant portion of our revenues from our sales and trading business, which accounted for 47%, 36% and 35% of our revenues for the years ended December 31, 2008, 2007 and 2006 respectively. Along with other investment banking firms, we have experienced intense price competition in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the downward pressure on trading commissions and spreads. We expect this trend toward alternative trading systems and downward pricing pressure in the business to continue. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price or by using their own capital to facilitate client trading activities. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to clients in order to win their trading business. As we are committed to maintaining and improving our comprehensive research coverage in our target sectors to support our sales and trading business, we may be required to make substantial investments in our research capabilities to remain competitive. If we are unable to compete effectively in these areas, the revenues of our sales and trading business may decline, and our business, results of operations and financial condition may be harmed.

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

During 2008, the hedge fund industry in general suffered significant investment losses. It is estimated (according to a Credit Suisse Hedge Fund Index January 2009 report) that the industry lost approximately 29% of its assets, or $582 billion, in 2008. Of this amount, approximately $149 billion was due to redemptions by investors. This was the first time since 2002 that the hedge fund industry had seen net asset outflows. How long this lack of confidence in the performance of hedge funds will continue remains to be seen, however it is possible that it will become increasingly difficult for our funds to raise capital in the short term.

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

In addition, investment performance is one of the most important factors in retaining existing investors and competing for new asset management business. Investment performance may be poor as a result of the current or future difficult market or economic conditions, including changes in interest rates or inflation, terrorism or political uncertainty, our investment style, the particular investments that we make, and other factors. Poor investment performance may result in a decline in our revenues and income by causing (i) the net asset value of the assets under our management to decrease, which would result in lower management fees to us, (ii) lower investment returns, resulting in a reduction of incentive fee income to us, and (iii) investor redemptions, which would result in lower fees to us because we would have fewer assets under management.

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

We invest our own principal capital in equities and debt that expose us to a significant risk of capital loss.

We use a portion of our own capital in a variety of principal investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. At December 31, 2008, our gross principal investments represented $48.0 million invested in other investments, of which $33.4 million was related to our family of funds, $11.7 million to New York Mortgage Trust, Inc. (“NYMT”) convertible preferred and common stock and $0.3 million was related to warrants. We also had $19.8 million invested in marketable securities in long positions and $5.7 million invested through short positions on marketable securities. In addition, during 2008 we invested $8.8 million in private companies through loans and lines of credit, which as of December 31, 2008, is carried at $5.7 million net of reserves for credit losses. The companies in which we invest may rely on new or developing technologies or novel business models, or concentrate on markets which are or may be disproportionately impacted by pressures in the financial services and/or mortgage and real estate sectors, have not yet developed and which may never develop sufficiently to support successful operations, or their existing business operations may deteriorate or may not expand or perform as projected. As a result, we may suffer losses from our principal investment activities.

We may make principal investments that have limited liquidity, which may reduce the return on those investments to our stockholders.

We may purchase equity securities and, to a lesser extent, debt securities, in venture capital, seed and other high risk financings of early-stage, pre-public or “mezzanine stage”, distressed situations and turnaround companies, as well as funds or other collective investment vehicles. We risk the loss of capital we have invested in these activities.

We may use our capital, including on a leveraged basis in principal investments in both private company and public company securities that may be illiquid and volatile. The equity securities of a privately-held entity in which we make a principal investment are likely to be restricted as to resale and may otherwise be highly illiquid, potentially permanently so in the case of fund or similar investments. We expect that there will be restrictions on our ability to resell the securities of any such company that we acquire for a period of at least six months after we acquire those securities. Thereafter, a public market sale may be subject to volume limitations or dependent upon securing a registration statement for an initial and potentially secondary public offering of the securities. We may make principal investments that are significant relative to the overall capitalization of the investee company and resales of significant amounts of these securities might be subject to significant limitations and adversely affect the market and the sales price for the securities in which we invest.

Even if we make an appropriate investment decision based on the intrinsic value of an enterprise, we cannot assure you that general market conditions will not cause the market value of our investments to decline. For example, an increase in interest rates, a general decline in the stock markets, or other market and industry conditions adverse to companies of the type in which we invest and intend to invest could result in a decline in the value of our investments or a total loss of our investment.

We have made and may make principal investments in relatively high-risk, illiquid assets that often have significantly leveraged capital structures, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amount we invest in these activities.

We have made and we are evaluating principal investments (debt and/or equity, including preferred stock) in either private or very thinly traded public securities. We have and may in the future take positions in public company securities such that we may be deemed “insiders” and potentially subject to laws applicable to such persons. In these cases, we may be prohibited by contract or by applicable securities laws from selling such securities for a period of time or entering into certain hedging transactions. We will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. Our ability to dispose of public company investments is heavily dependent on the public equity markets, in as much as our ability to realize any value from an investment may depend upon our ability to sell equity of a private company in the public equity markets through an initial public offering. Furthermore, large holdings even of publicly traded equity securities can often be disposed of only over a substantial period of time, exposing the investment returns to risks of downward movement in market prices during the disposition period.

In addition, our principal investments may involve entities or businesses with capital structures that have significant leverage. The large amount of borrowing in the leveraged capital structure increases the risk of losses due to factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investment or its industry. In the event of defaults under borrowings, the assets being financed would be at risk of foreclosure, and we could lose our entire investment.

We may experience writedowns of our investments and other losses related to the valuation of our investments and volatile and illiquid market conditions.

We have exposure to volatile or illiquid securities, including investments in companies which have and may hold mortgage-related products, such as residential and commercial mortgage-backed securities, mortgage loans, and other mortgage and real estate-related securities. We continue to have exposure to these markets and products and as market conditions continue to evolve the fair value of these mortgage-related instruments could deteriorate.

In addition, in our principal investment activities, our concentrated holdings, illiquidity and market volatility may make it difficult to value certain of our investment securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities in future periods. In addition, at the time of any sales and settlements of these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could require us to take write downs in the value of our investment and securities portfolio, which may have an adverse effect on our results of operations in future periods.

Our businesses, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe us money, securities or other assets or whose securities or obligations we hold.

The amount and duration of our credit exposures have been increasing over the past year, as have the breadth and size of the entities to which we have credit exposures. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Declines in the market value of securities can result in the failure of buyers and sellers of securities to fulfill their settlement obligations, and in the failure of our clients to fulfill their credit obligations. During market downturns, counterparties to us in securities transactions may be less likely to complete transactions. In addition, particularly during market downturns, we may face additional expenses defending or pursuing claims or litigation related to counterparty or client defaults.

Our businesses may be adversely affected by the disruptions in the credit markets, including reduced access to credit and liquidity and higher costs of obtaining credit.

Historically, we have satisfied our need for funding from internally generated funds, the net proceeds from our 2007 initial public offering, and our revolving credit facility with City National Bank. As a result of the low level of leverage that we have traditionally employed in our business model, we have not been forced to significantly curtail our business activities as a result of lack of credit sources and we believe that our capital resources are currently sufficient to continue to support our current business activities. In the event existing internal and external financial resources do not satisfy our needs, we would have to seek additional outside financing. The availability of outside financing will depend on a variety of factors, such as our financial condition and results of operations, the availability of acceptable collateral, market conditions, the general availability of credit, the volume of trading activities, and the overall availability of credit to the financial services industry.

Widening credit spreads, as well as significant declines in the availability of credit, could adversely affect our ability to borrow on an unsecured basis. Disruptions in the credit markets could make it harder and more expensive to obtain funding for our businesses. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which could reduce our profitability, particularly in our businesses that involve investing and taking principal positions.

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

Our clients engaging us with respect to mergers and acquisitions often rely on access to the secured and unsecured credit markets to finance their transactions. The lack of available credit and the increased cost of credit could adversely affect the size, volume and timing of our clients’ merger and acquisition transactions— particularly large transactions—and adversely affect our investment banking business and revenues.

We are subject to net capital and other regulatory capital requirements; failure to comply with these rules would significantly harm our business.

JMP Securities LLC, our broker-dealer subsidiary, is subject to the net capital requirements of the SEC, the Financial Industry Regulatory Authority (“FINRA”) and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Failure to maintain the required net capital may subject a firm to limitation of its activities, including suspension or revocation of its registration by the SEC and suspension or expulsion by the FINRA and other regulatory bodies, and ultimately may require its liquidation. Failure to comply with the net capital rules could have material and adverse consequences, such as:

•	limiting our operations that require intensive use of capital, such as underwriting or trading activities; or

•

restricting us from withdrawing capital from our subsidiaries, when our broker-dealer subsidiary has more than the minimum amount of required capital. This, in turn, could limit our ability to implement our business and growth strategies, pay interest on and repay the principal of our debt and/or repurchase our shares.

In addition, a change in the net capital rules or the imposition of new rules affecting the scope, coverage, calculation, or amount of net capital requirements, or a significant operating loss or any large charge against net capital, could have similar adverse effects.

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

Although we have paid a quarterly dividend on our common stock since our initial public offering, there can be no assurance that in the future sufficient cash will be available to pay such dividends and our board of directors may at any time modify or revoke our current dividend policy. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. We do not intend to borrow funds in order to pay dividends. In addition, we are a holding company that does not conduct any business operations of our own, and therefore, we are dependent upon cash dividends and other transfers from our subsidiaries to make dividend payments on our common stock. The amounts available to us to pay cash dividends are restricted by existing and future debt agreements. In general, under the credit agreement governing our revolving line of credit with City National Bank, which expires on December 31, 2013, JMP Group LLC (our wholly owned subsidiary through which we own JMP Securities and Harvest Capital Strategies) is restricted under certain circumstances from paying dividends or making other distributions to us if an event of default has occurred under that agreement. SEC regulations also provide that JMP Securities may not pay cash dividends to us if certain minimum net capital requirements are not met. In addition, Delaware law permits the declaration of dividends only to the extent of our surplus (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal years. In the event we do not pay cash dividends on our common stock as a result of these restrictions, you may not receive any return on an investment in our common stock unless you sell your common stock for a price greater than the price for which you paid.

We may incur losses as a result of ineffective risk management processes and strategies.

We seek to monitor and control our risk exposure through operational and compliance reporting systems, internal controls, management review processes and other mechanisms. Our investing and trading processes seek to balance our ability to profit from investment and trading positions with our exposure to potential losses. While we employ limits and other risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate economic and financial outcomes or the specifics and timing of such outcomes. Thus, we may, in the course of our investment and trading activities, incur losses, which may be significant.

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

We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, and breach of contract or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. As an introducing broker, we could be held responsible for the defaults or misconduct of our customers. These may present credit concerns, and default risks may arise from events or circumstances that are difficult to detect, foresee or reasonably guard against. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. If any of the variety of instruments, processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur losses.

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

We have outsourced certain aspects of our technology infrastructure, administration and general service providers, including data centers, disaster recovery systems, and wide area networks, as well as some trading applications. We are dependent on our providers to manage and monitor those functions. A disruption of any of the outsourced services would be out of our control and could negatively impact our business. We have experienced disruptions on occasion, none of which has been material to our operations and results. However, there can be no guarantee that future disruptions with these providers will not occur.

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

Following our initial public offering in May 2007, we became subject to significant additional regulatory and reporting requirements, including under the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act and the NYSE listed company rules. We incur additional costs on an ongoing basis in order to comply with these additional requirements. These costs include those related to expanding our internal control and compliance functions, and recruiting and retaining additional staff. The historical consolidated financial information in this Form 10-K for periods prior to our initial public offering does not fully reflect the added costs that we incur as a public company or resulting changes that will have occurred in our capital structure and operations. For more information, see our historical consolidated financial statements and accompanying notes included elsewhere in this Form 10-K.

In addition, our senior management is required to devote more of their time to meeting these additional requirements. Since inception, our senior management has been actively involved in the revenue generating activities of our operations. For example, Joseph Jolson, our chief executive officer, continues to manage Harvest Opportunity Partners II, L.P. and its related funds. In the future, the demands of managing a public company may require Mr. Jolson to be less actively involved in these responsibilities and to rely on others to a greater extent for these responsibilities. If our senior management is required to devote more time to the additional requirements of managing a public company, and we are unable to successfully transition some or all of the direct revenue generating responsibilities of our senior management to other suitable professionals, our reputation, business, results of operations and financial condition may be harmed.

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

Risks Related to Our Investment in New York Mortgage Trust, Inc.

As discussed further in Item 8. Note 2 to our consolidated financial statements, on January 18, 2008, we (including certain unconsolidated affiliates) made an investment in convertible preferred stock of New York Mortgage Trust, Inc. (“NYMT”), a publicly traded real estate investment trust engaged in the investment management of mortgage-backed securities and high credit quality residential adjustable rate mortgage loans. Such investment by JMP Group Inc. and affiliated entities was $20.0 million in total, comprised of $5.0 million by JMP Group Inc., $5.0 million by certain funds managed by Harvest Capital Strategies LLC, and $10.0 million from JMP Realty Trust, Inc. In addition JMP Group Inc. invested $4.5 million in the common stock of NYMT on February 14, 2008 through a private investment public equity (PIPE) transaction.

The risks related to our investment in NYMT are set forth in NYMT’s Exchange Act public filings and include but are not limited to the following:

Continued adverse developments in the residential mortgage market, and the economy generally, may adversely affect the ability of NYMT to acquire Agency MBS and the value of the Agency MBS that NYMT holds in its portfolio and in which NYMT intends to invest in, as well as NYMT’s ability to finance or sell Agency MBS.

In recent years, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including declining home values, heightened defaults, credit losses and liquidity concerns. Over the past year, news of potential and actual securities liquidations has increased the volatility of many financial assets, including Agency MBS and other high-quality residential MBS assets. These recent disruptions have materially adversely affected the performance and market value of the MBS in NYMT’s portfolio and prime ARM loans held in securitization trusts. Securities backed by residential mortgage loans originated in 2006 and 2007 have had higher and earlier than expected rates of delinquencies. In addition, the U.S. economy is presently mired in a recession, with housing prices that continue to fall in many areas around the country while unemployment rates continue to rise, further increasing the risk for higher delinquency rates. Many residential MBS have been downgraded by rating agencies in recent years, and rating agencies may further downgrade these securities in the future. Lenders have imposed additional and more stringent equity requirements necessary to finance these assets and frequent impairments based on mark-to-market valuations have generated substantial collateral calls in the industry. As a result of these difficulties and changed economic conditions, many companies operating in the mortgage sector have failed and others, including Fannie Mae and Freddie Mac, are facing serious operating and financial challenges. While the U.S. Federal Reserve has taken certain actions in an effort to ameliorate the current market conditions, and the U.S. Treasury and the Federal Housing Finance Agency, or FHFA, which is the federal regulator now assigned to oversee Fannie Mae and Freddie Mac, are also taking actions, these efforts may be ineffective. As a result of these factors, among others, the market for these securities may be adversely affected for a significant period of time.

During the past year, housing prices and appraisal values in many states have declined or stopped appreciating, after extended periods of significant appreciation. A continued decline or an extended flattening of those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, particularly with respect to second homes and investor properties and with respect to any residential mortgage loans, the aggregate loan amounts of which (including any subordinate liens) are close to or greater than the related property values.

Fannie Mae and Freddie Mac guarantee the payments of principal and interest on the Agency MBS in our portfolio even if the borrowers of the underlying mortgage loans default on their payments. However, rising delinquencies and market perception can still negatively affect the value of NYMT Agency MBS or create market uncertainty about their true value. While the market disruptions have been most pronounced in the non-Agency MBS market, the impact has extended to Agency MBS. During a significant portion of 2008, the value of Agency MBS were unstable and relatively illiquid compared to prior periods.

Agency MBS guaranteed by Fannie Mae and Freddie Mac are not supported by the full faith and credit of the United States. Fannie Mae and Freddie Mac have suffered significant losses and on September 6, 2008, FHFA placed Fannie Mae and Freddie Mac into conservatorship. Despite these steps, Fannie Mae and Freddie Mac could default on their guarantee obligations which would materially and adversely affect the value of NYMT Agency MBS or other Agency indebtedness in which NYMT may invest in the future.

NYMT generally posts its Agency MBS as collateral for borrowings under repurchase agreements. Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for NYMT to obtain financing on favorable terms or at all, or to maintain their compliance with the terms of any financing arrangements. The value of Agency MBS may decline for several reasons, including, for example, rising delinquencies and defaults, increases in interest rates, falling home prices and credit uncertainty at Fannie Mae or Freddie Mac. In addition, since early 2008, repurchase lenders have been requiring higher levels of collateral to support loans collateralized by Agency MBS than they have in the past, making borrowings more difficult and expensive. At the same time, market uncertainty about residential mortgage loans in general could continue to depress the market for Agency MBS, which means that it may be more difficult for NYMT to sell Agency MBS on favorable terms or at all. Further, a decline in the value of Agency MBS could subject NYMT to margin calls, for which NYMT may have insufficient liquidity to support, resulting in forced sales of our assets at inopportune times. If market conditions result in a decline in available purchasers of Agency MBS or the value of Agency MBS held by NYMT, their financial position and results of operations could be adversely affected.

Declines in the market values of assets in NYMT’s investment portfolio may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to NYMT stockholders.

The market value of the interest-bearing assets in which NYMT invests, most notably MBS and purchased prime ARM loans and any related hedging instruments, may move inversely with changes in interest rates. NYMT anticipates that increases in interest rates will tend to decrease NYMT net income and the market value of NYMT interest-bearing assets. Substantially all of the MBS within the NYMT investment portfolio is classified for accounting purposes either as “trading securities” or as “available-for-sale.” Changes in the market values of trading securities will be reflected in earnings and changes in the market values of available-for-sale securities will be reflected in stockholders’ equity. As a result, a decline in market values may reduce the book value of NYMT assets. Moreover, if the decline in market value of an available-for-sale security is other than temporary, such decline will reduce earnings.

A decline in the market value of NYMT MBS and other interest-bearing assets, such as the decline NYMT experienced during the market disruption in March 2008, may adversely affect NYMT, particularly in instances where NYMT has borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require NYMT to post additional collateral to support the loan, which would reduce NYMT liquidity and limit NYMT’s ability to leverage NYMT assets. Similar to March 2008, if NYMT is unable to post the additional collateral, NYMT would have to sell the assets at a time when it might not otherwise choose to do so. In the event that NYMT does not have sufficient liquidity to meet such requirements, lending institutions may accelerate indebtedness, increase interest rates and terminate NYMT’s ability to borrow, any of which could result in a rapid deterioration of NYMT’s financial condition and cash available for distribution to NYMT stockholders. Moreover, if NYMT liquidates the assets at prices lower than the amortized cost of such assets, NYMT will incur losses.

Failure to procure adequate debt financing, or to renew or replace existing debt financing as it matures, would adversely affect NYMT results and may, in turn, negatively affect the value of NYMT common stock and the ability of NYMT to distribute dividends.

NYMT uses debt financing as a strategy to increase return on investments in the NYMT investment portfolio. However, NYMT may not be able to achieve the desired debt-to-equity ratio for a number of reasons, including the following:

•	lenders do not make debt financing available to NYMT at acceptable rates; or

•	lenders require that NYMT pledge additional collateral to cover NYMT borrowings, which NYMT may be unable to do.

The dislocations in the residential mortgage market and credit markets have led lenders, including the financial institutions that provide financing for NYMT investments, to heighten their credit review standards, and, in some cases, to reduce or eliminate loan amounts available to borrowers. As a result, NYMT cannot provide assurance that any, or sufficient, debt funding will be available to NYMT in the future on terms that are acceptable to them. In the event that NYMT cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the value of NYMT common stock and their ability to make distributions, and stockholders may lose part or all of their investment.

Furthermore, because NYMT relies primarily on short-term borrowings (repurchase agreements) to finance the NYMT investment portfolio, its ability to achieve their investment objectives depends not only on NYMT’s ability to borrow money in sufficient amounts and on favorable terms, but also on its ability to renew or replace on a continuous basis its maturing short-term borrowings. If NYMT is not able to renew or replace maturing borrowings, it will have to sell some or all of its assets, possibly under adverse market conditions.

Each of these repurchase agreements allows the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market value. If a lender determines that the value of the collateral has decreased, it may initiate a margin call requiring NYMT to post additional collateral to cover the decrease. When NYMT is subject to such a margin call, it must provide the lender with additional collateral or repay a portion of the outstanding borrowings with minimal notice. Any such margin call could harm NYMT’s liquidity, results of operation and financial condition. Additionally, in order to obtain cash to satisfy a margin call, NYMT may be required to liquidate assets at a disadvantageous time, which could cause it to incur further losses and adversely affect its results of operations and financial condition.

As noted above, a significant portion of NYMT borrowings are collateralized borrowings in the form of repurchase agreements. NYMT borrowing costs under repurchase agreements generally correspond to short-term interest rates such as LIBOR or a short-term Treasury index, plus or minus a margin. The margins on these borrowings over or under short-term interest rates may vary depending upon:

•	the movement of interest rates;

•	the availability of financing in the market; and

•	the value and liquidity of NYMT mortgage-related assets.

If the interest rates on these agreements increase, it would harm NYMT’s profitability and could adversely affect its results of operations and financial condition.

NYMT’s loan delinquencies may increase as a result of significantly increased monthly payments required from ARM borrowers after the initial fixed interest period.

Scheduled increases in monthly payments on adjustable rate mortgage, or ARM, loans may result in higher delinquency rates on mortgage loans and could have a material adverse affect on NYMT’s net income and results of operations. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, may result in significantly increased monthly payments for borrowers with adjustable rate mortgage loans. Borrowers seeking to avoid these increased monthly payments by refinancing their mortgage loans may no longer be able to fund available replacement loans at comparably low interest rates. A decline in housing prices may also leave borrowers with insufficient equity in their homes to permit them to refinance their loans or sell their homes. In addition, these mortgage loans may have prepayment premiums that inhibit refinancing.

NYMT may be required to repurchase loans if NYMT breached representations and warranties from loan sale transactions, which could harm NYMT profitability and financial condition.

Loans from NYMT discontinued mortgage lending operations were sold to third parties under agreements with numerous representations and warranties regarding the manner in which the loan was originated, the property securing the loan and the borrower. If these representations or warranties are found to have been breached, NYMT may be required to repurchase such loan. NYMT may be forced to resell these repurchased loans at a loss, which could harm NYMT profitability and financial condition.

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

Firms in the financial services industry have been operating in a difficult regulatory environment which we expect will become even more stringent in light of recent well-publicized failures of regulators to detect and prevent fraud. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, the NYSE, the FINRA and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including, but not limited to, the authority to fine us and to grant, cancel, restrict or otherwise impose conditions on the right to carry on particular businesses. For example, a failure to comply with the obligations imposed by the Securities Exchange Act of 1934, as amended, on broker-dealers and the Investment Advisers Act on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act of 1940, could result in investigations, sanctions and reputational damage. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or the FINRA or other self-regulatory organizations that supervise the financial markets. Substantial legal liability or significant regulatory action against us could have adverse financial effects on us or cause reputational harm to us, which could harm our business prospects.

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

Asset management businesses have experienced a number of highly publicized regulatory inquiries which have resulted in increased scrutiny within the industry and new rules and regulations for mutual funds, investment advisors and broker-dealers. Although we do not act as an investment advisor to mutual funds, we are registered as an investment advisor with the SEC and the regulatory scrutiny and rulemaking initiatives may result in an increase in operational and compliance costs or the assessment of significant fines or penalties against our asset management business, and may otherwise limit our ability to engage in certain activities. In addition, the SEC staff has conducted studies with respect to soft dollar practices in the brokerage and asset management industries and proposed interpretive guidance regarding the scope of permitted brokerage and research services in connection with soft dollar practices. The SEC staff has indicated that it is considering additional rulemaking in this area, and we cannot predict the effect that additional rulemaking may have on our asset management or brokerage business or whether it will be adverse to us.

Restrictions on short sale activities may negatively impact the investment strategies of the hedge funds managed by us and in turn our asset management fees.

As of September 18, 2008, and as subsequently amended, the Securities and Exchange Commission enacted rules which, among other things, restrict the ability of management and portfolio managers of our hedge funds to conduct short sales on certain specified securities issued primarily by financial institutions. While such initial restrictions have expired, the SEC is continuing to evaluate further rulemaking in such and related regards and has implemented permanent short sale disclosure rules. Some of the funds (managed by HCS) investment strategy includes short exposure and it is possible that these rules could impact the funds ability to execute its investment strategies and negatively impact the funds performance and increase the redemption of assets under management. While the impact of the rules is not currently expected to be material to our funds’ operations, the ultimate outcome and related impact cannot currently be predicted with certainty. Possible impacts include a reduced universe of securities which may be sold short, lower inventories of shares available for borrowing, and increased transaction costs relating to short selling.

Our exposure to legal liability is significant, and damages and other costs that we may be required to pay in connection with litigation and regulatory inquiries, and the reputational harm that could result from legal action against us, could adversely affect our businesses.

Many aspects of our business subject us to substantial risks of potential liability to customers and to regulatory enforcement proceedings by state and federal regulators. We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. Dissatisfied clients regularly make claims against securities firms and their brokers and investment advisers for, among others, negligence, fraud, unauthorized trading, suitability, churning, failure to supervise, breach of fiduciary duty, employee errors, intentional misconduct, unauthorized transactions, improper recruiting activity, and failures in the processing of securities transactions. These types of claims expose us to the risk of significant loss. Acts of fraud are difficult to detect and deter, and we cannot assure investors that our risk management procedures and controls will prevent losses from fraudulent activity. Additional risks include potential liability under securities or other laws for materially false or misleading statements made in connection with securities offerings and other transactions, employment claims, potential liability for “fairness opinions” and other advice we provide to participants in strategic transactions and disputes over the terms and conditions of complex trading arrangements. Generally, pursuant to applicable agreements, investors in our funds do not have legal recourse against us or Harvest Capital Strategies LLC for underperformance or errors of judgment in connection with the funds, nor will any act or omission be a breach of duty to the fund or limited partner unless it constituted gross negligence or willful violation of law. At any point in time, the aggregate amount of existing claims against us could be material. While we do not expect the outcome of any existing claims against us to have a material adverse impact on our business, financial condition, or results of operations, we cannot assure you that these types of proceedings will not materially and adversely affect us. We do not carry insurance that would cover payments regarding these liabilities, with the exception of fidelity coverage with respect to certain fraudulent acts of our employees. In addition, our by-laws provide for the indemnification of our officers, directors, and employees to the maximum extent permitted under Delaware law. In the future, we may be the subject of indemnification assertions under these documents by our officers, directors or employees who have or may become defendants in litigation. These claims for indemnification may subject us to substantial risks of potential liability.

As an investment banking and asset management firm, we depend to a large extent on our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, it may be more damaging to our business than to other businesses. Moreover, our role as advisor to our clients on important underwriting or mergers and acquisitions transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and acquisitions and other transactions. Therefore, our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including stockholders of our clients who could bring securities class actions against us. Our investment banking engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, however, there can be no assurance that these provisions will protect us or be enforceable in all cases. As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments. We have in the past been, currently are and may in the future be subject to such securities litigation. Substantial legal liability or significant regulatory action against us could harm our results of operations or cause reputational harm to us, which could adversely affect our business and prospects. In addition to the foregoing financial costs and risks associated with potential liability, the defense of litigation has increased costs associated with attorneys’ fees. The amount of outside attorneys’ fees incurred in connection with the defense of litigation could be substantial and might materially and adversely affect our results of operations as such fees occur. Securities class action litigation in particular is highly complex and can extend for a protracted period of time, thereby substantially increasing the costs incurred to resolve this litigation.

Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our business.

As we have expanded the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our and our funds’ and clients’ investment and other activities. Certain of our funds have overlapping investment objectives, including funds which have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among ourselves and those funds. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of the Company or other funds to take any action.

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

We also have potential conflicts of interest with our investment banking and institutional clients including situations where our services to a particular client or our own proprietary or fund investments or interests conflict or are perceived to conflict with a client. It is possible that potential or perceived conflicts could give rise to investor or client dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation, which would materially adversely affect our business in a number of ways, including as a result of redemptions by our investors from our hedge funds, an inability to raise additional funds and a reluctance of counterparties to do business with us.

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

We are not an investment company under the Investment Company Act of 1940. However, if we were to cease operating and controlling the business and affairs of JMP Securities LLC and Harvest Capital Strategies

LLC or if either of these subsidiaries were deemed to be an investment company, our interest in those entities could be deemed an investment security for purposes of the Investment Company Act of 1940. We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the Investment Company Act of 1940, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would harm our business and the price of our common stock.

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

We occupy four principal offices, with our headquarters located in San Francisco, other offices in New York, Boston and Chicago, and additional space in Atlanta, all of which are leased. Our San Francisco headquarters is located at 600 Montgomery Street and comprises approximately 37,650 square feet of leased and subleased space, pursuant to lease agreements expiring in 2011. In New York, we lease approximately 9,940 square feet at 450 Park Avenue pursuant to a lease agreement expiring in 2011. Our Boston office is located at 265 Franklin Street and consists of approximately 2,490 square feet of leased space pursuant to a lease agreement expiring in 2011. In Chicago, we sublease approximately 500 square feet at 200 South Wacker Drive pursuant to a renewable 3 month sublease agreement expiring June 2009. In Atlanta, we sublease approximately 150 square feet at 3340 Peachtree Road NE, pursuant to a sublease expiring in 2010.

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

Market Information and Dividend Policy

Our common stock is traded on the NYSE under the symbol “JMP.” The following table sets forth, for the year ended December 31, 2008 and for the period ended December 31, 2007 (which begins on May 11, 2007, the first day our common stock was publicly traded), the high and low sales prices per share of our common stock, as quoted on the NYSE.

	Sales Price
	High	Low
Year Ended December 31, 2008
First quarter	$8.15	$5.97
Second quarter	7.65	6.43
Third quarter	7.29	5.00
Fourth quarter	$5.73	$3.41

	Sales Price
	High	Low
Year Ended December 31, 2007
Second quarter (since May 11, 2007)	$13.20	$10.00
Third quarter	10.55	6.61
Fourth quarter	$9.58	$6.12

As of December 31, 2008, there were approximately 155 holders of record of our common stock.

The Company currently intends to pay quarterly cash dividends on all outstanding shares of common stock. We do not plan to pay dividends on unvested shares of restricted stock.

The Company’s board of directors declared the following dividends in the years ended December 31, 2008 and 2007:

Year Ended December 31, 2008
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 10, 2008	$0.05	March 28, 2008	$1,026,224	April 11, 2008
May 8, 2008	$0.05	May 30, 2008	$1,016,384	June 13, 2008
August 6, 2008	$0.05	August 29, 2008	$998,877	September 12, 2008
November 3, 2008	$0.05	November 28, 2008	$989,857	December 12, 2008

Year Ended December 31, 2007
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
August 7, 2007 (1)	$0.025	August 23, 2007	$550,634	August 30, 2007
November 6, 2007	$0.05	November 30, 2007	$1,088,162	December 14, 2007

(1)	Represents a prorated quarterly dividend for the period from the Company’s initial public offering on May 11, 2007 through June 30, 2007, based upon a quarterly dividend rate of $0.05 per share.

Issuer Purchases of Equity Securities

The following table summarizes the stock repurchases for the fourth quarter of 2008:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2008 to October 31, 2008	128,600		$4.33	128,600		1,229,489
November 1, 2008 to November 30, 2008	17,200		$3.64	17,200		1,212,289
December 1, 2008 to December 31, 2008	308,767	(2)	$4.85	308,767	(2)	903,522

Total	454,567			454,567

(1)	A 1.5 million share repurchase program authorized in August and November 2007 was fully executed as of January 18, 2008. On March 10, 2008, the Company’s board of directors authorized the buyback of an additional 2.0 million shares during the subsequent eighteen months.
(2)	Includes 300,367 shares repurchased in connection with employee stock plans, whereby the Company’s shares were tendered by employees for the payment of applicable withholding taxes.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial and other data of JMP Group Inc. should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K.

The selected consolidated statements of financial condition data as of December 31, 2008 and 2007 and the selected consolidated statements of operations data for each of the three years in the period ended December 31, 2008 have been derived from our audited consolidated financial statements and accompanying notes included elsewhere in this Form 10-K and should be read together with those consolidated financial statements and accompanying notes.

The selected consolidated statements of financial condition data as of December 31, 2006, 2005 and 2004 and the selected consolidated statements of operations data for the years ended December 31, 2004 and 2005 have been derived from audited consolidated financial statements not included in this Form 10-K.

(In thousands, except per share data and selected data and operating metrics)	December 31, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004
	Successor	Predecessor	Successor	Predecessor	Predecessor	Predecessor
Statement of Operations Data
Revenues
Investment banking	$27,249	$16,055	$33,222	$44,060	$62,880	$37,413
Brokerage	35,731	12,987	21,835	30,185	23,536	22,579
Asset management fees	11,369	1,218	3,830	4,531	8,538	12,505
Principal transactions	(4,657)	541	2,404	4,288	(2,006)	1,775
Interest, dividends and other	6,897	1,571	4,202	3,742	1,713	545

Total revenues	76,589	32,372	65,493	86,806	94,661	74,817

Expenses
Compensation and benefits	65,746	18,393	45,618	50,136	60,145	46,969
Income allocation and accretion—Redeemable Class A member interests (1)	—	117,418	—	10,664	12,983	9,755
Administration	5,887	1,771	3,371	4,204	3,362	2,640
Brokerage, clearing and exchange fees	5,063	1,689	3,366	4,133	3,170	2,848
Interest and dividend expense	581	683	372	1,686	933	1,009
Other	16,158	3,948	8,516	12,167	10,146	8,098

Total expenses	93,435	143,902	61,243	82,990	90,739	71,319
(Loss) income before minority interest and income tax (benefit) expense	(16,846)	(111,530)	4,250	3,816	3,922	3,498
Minority interest (2)	(498)	167	247	428	—	—
Income tax benefit	(5,701)	—	(2,537)	—	—	—

Net (loss) income (3)	$(10,647)	(111,697)	$6,540	3,388	3,922	3,498

Increase in redemption value of Series B preferred units		—		—	—	(513)
Distributions to Series A convertible preferred units		—		—	—	(469)

Net income (loss) attributable to Class A and Class B common interests (3)		$(111,697)		$3,388	$3,922	$2,516

(In thousands, except per share data and selected data and operating metrics)	December 31, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004
	Successor	Predecessor	Successor	Predecessor	Predecessor	Predecessor
Net (loss) income per common share:
Basic	$(0.53)	—	$0.30	—	—	—
Diluted	$(0.53)	—	$0.30	—	—	—
Dividends declared and paid per common share:	$0.20	—	$0.075	—	—	—
Weighted average common shares outstanding:
Basic	20,211	—	21,830	—	—	—
Diluted	20,211	—	21,916	—	—	—
Net (loss) per unit—Class A common interests: (3)(4)
Basic	$—	$(23.84)	$—	$0.91	$1.04	$2.12
Diluted	$—	$(23.84)	$—	$0.89	$1.04	$1.92
Weighted average units outstanding—Class A common interests: (4)
Basic	—	2,385	—	1,435	1,474	1,185
Diluted	—	2,385	—	1,468	1,474	1,553
Net (loss) per unit—Class B common interests: (3)(4)
Basic	$—	$(23.84)	$—	$0.91	$1.04	$0.73
Diluted	$—	$(23.84)	$—	$0.89	$1.04	$0.73
Weighted average units outstanding—Class B common interests: (4)
Basic	—	2,300	—	2,300	2,300	958
Diluted	—	2,300	—	2,353	2,300	958

	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004
	Successor	Successor	Predecessor	Predecessor	Predecessor
Statement of Financial Condition Data
Total assets	$152,622	$184,711	$103,699	$91,923	$85,993
Note payable	8,681	—	—	—	2,500
Redeemable Class A member interests	—	—	12,914	11,517	5,897
Total liabilities	39,550	54,506	51,208	45,275	40,573
Total equity	105,121	115,601	46,752	46,648	45,419
Selected Data and Operating Metrics (Unaudited)
Number of employees—end of period	191	202	187	169	141
Number of employees—average	198	194	181	162	127
Revenues per average employee	$387	$504	$480	$584	$589
Compensation and benefits as a % of revenues (5)	80.7%	58.0%	57.8%	63.5%	62.8%
Companies covered by research analysts	200	213	279	294	198
Number of completed investment banking transactions	35	71	75	75	55

(1)	Prior to our initial public offering we were organized as a limited liability company and issued to employee members Redeemable Class A member interests, that were entitled to their pro rata share of our income. Our Third Amended and Restated Limited Liability Company Agreement, as amended, provided that each employee member may elect to redeem their Redeemable Class A member interests upon resignation from us. Because of this repurchase feature, the Redeemable Class A member interests were classified as a liability in our statement of financial condition. As a result of the liability classification, the pro rata share of income allocated to the Redeemable Class A member interests based on ownership percentages and any changes in the redemption amount of the Redeemable Class A member interests were recorded as expense in our statement of income.
(2)	Minority interest relates to the interest of third parties in JMP Realty Trust, in two asset management funds, Harvest Consumer Partners (through November 30, 2008), Harvest Technology Partners (through July 31, 2008) and in Opportunity Acquisition Corp.
(3)	Prior to our initial public offering we were a limited liability company and our earnings did not reflect the income taxes we paid as a corporation.
(4)	We issued 2,300,000 units of Class B common interests in a private offering in August 2004, which represented 15.5% of our outstanding membership interests. Because there is a direct relationship between the number of Class B common interests outstanding and the ownership percentage in our equity, we were able to determine the number of units associated with the Class A common interests outstanding. As a result, we were able to determine earnings per share, based on an implied number of Class A common interests and an existing number of Class B common interests outstanding. We have reflected this implied number of units for purposes of determining earnings per share in all periods presented.
(5)	Compensation and benefits include salaries, performance-based cash payments and equity awards to our managing directors and other employees, but excludes compensation expense of $3.9 million and $7.2 million for the years ended December 31, 2008 and 2007, respectively, related to equity awards granted or vested in connection with our initial public offering.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Pro Forma Combined Predecessor and Successor Financial Results for Fiscal Year Ended December 31, 2007

Our audited financial statements present our historical financial results for the Predecessor from January 1, 2007 to May 15, 2007 and for the Successor from May 16, 2007 to December 31, 2007 to reflect the periods before and after the Reorganization on May 16, 2007. In our MD&A, we have included a discussion below regarding our results of operations and cash flows for each of the 2007 periods before and after the Reorganization. Despite the separate presentation of the Predecessor and the Successor in 2007, there were no material changes to the actual operations or customer relationships of our business as a result of the Reorganization and the initial public offering of the Successor.

To enhance the analysis of our operating results and cash flows for the annual periods presented, in addition to a discussion of each of the 2007 periods before and after the Reorganization, we have included a discussion of the operating results and cash flows of the Predecessor and Successor on a pro forma combined basis for the year ended December 31, 2007. The pro forma combined presentation consists of the mathematical addition of the pre-reorganization results of operations and statements of cash flow of the Predecessor for the period from January 1, 2007 to May 15, 2007 plus the results of operations and statements of cash flow of the Successor for the period from May 16, 2007 to December 31, 2007. There are no other adjustments made in the pro forma combined presentation. A reconciliation showing the mathematical combination of our operating results and cash flows for such periods is included below under the headings “Historical Results of Operations” and “Liquidity and Capital Resources.”

Management believes that the pro forma combined presentation for the twelve-month period ended December 31, 2007 of each line item provides additional information investors can use to conduct a meaningful comparison of our operating results and cash flows between periods. When evaluating our results of operations and financial performance, our management views the year ended December 31, 2007 as a single measurement period, rather than the two separate periods, because the core operations of the company have not changed as a result of the Reorganization. Despite the change in corporate form that resulted from the Reorganization, we have maintained continuity of the operations of the Predecessor. Management believes that a discussion and analysis of the pro forma combined period in our MD&A would provide investors with useful information upon which to assess our operating performance because the results of operations for a twelve-month period correspond to how we reported our results in the past and how we will report our results in the future. The presentation of the pro forma combined period enables investors to compare our 2007 financial results (a period in which we operated as both an LLC and a corporation) with our 2006 financial results (a period in which we operated as an LLC) and with our 2008 results (a period in which we operated as a corporation). This comparison of twelve-month periods enables us to analyze, and enhances an investor’s understanding of, the financial statement impact of our change in corporate form from an LLC to a corporation.

Overview

Our results for 2008 reflected a particularly difficult operating environment, including significant asset price declines, high levels of volatility, significant dislocation of the credit markets and reduced levels of liquidity, particularly in the fourth quarter. As a consequence of the global capital markets turmoil, our investment banking operations faced severe challenges. Investment banking net revenues declined significantly compared with 2007, due to the industry-wide decline in completed mergers and acquisitions and lower net revenues from debt and equity underwriting, reflecting the difficult market conditions for leveraged finance issuance and equity and equity-related offerings. However our net brokerage revenues increased from the prior year as we capitalized on opportunities resulting from the market volatility. Finally our asset management revenues more than doubled in a year that was the worst on record for the hedge fund industry as we increased our client assets under management. We believe that the strength of our capital position and the low level of leverage that we have traditionally employed in our business model will enable us to take advantage of market opportunities as they arise in 2009.

Our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets and economic conditions generally. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K.

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

Asset Management Fees

Asset management fees include base management fees and incentive fees earned from managing investment partnerships sponsored by us and investment accounts owned by clients. Base management fees earned by us are generally based on the fair value of assets under management and the fee schedule for each fund and account. We also earn incentive fees that are based upon the performance of investment funds and accounts. Such fees are based on a percentage of the excess of an investment return over a specified high-water mark or hurdle rate over a defined performance period.

As of December 31, 2008, 2007 and 2006, the contractual base management fees earned from each of these investment funds ranged between 1% and 2% of assets under management. As of December 31, 2008, the contractual incentive fees were generally (i) 20%, subject to high-water marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the funds of funds; and (iii) 25%, subject to a performance hurdle rate, for JMP Realty Trust, Inc. (“JMPRT”) and NYMT. As of December 31, 2007 and 2006, the contractual incentive fees were generally (i) 20%, subject to high-water marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the funds of funds; and (iii) 25%, subject to a performance hurdle rate, for JMPRT.

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

The following table presents certain information with respect to the investment funds managed by Harvest Capital Strategies (“HCS”) (formerly JMP Asset Management LLC, which changed its name to HCS effective September 29, 2008):

	Net Assets at		Company’s Share of Net Assets at
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
	Successor		Successor
Funds Managed by HCS:
Hedge Funds:
Harvest Opportunity Partners II	$62,169,209	$60,689,192	$7,760,076	$9,108,059
Harvest Small Cap Partners	234,051,639	63,070,695	13,780,667	11,405,427
Harvest Consumer Partners (1)	5,521,880	4,656,976	2,407,121	2,349,621
Harvest Technology Partners (1)	11,581,561	4,917,626	5,818,212	1,807,051
Funds of Funds:
JMP Masters Fund	96,037,447	111,314,314	2,701,021	3,367,116
JMP Emerging Masters Fund	10,633,335	12,639,186	977,052	1,093,855
REITs:
JMP Realty Trust (2)	15,829,296	18,205,867	7,841,833	9,018,087
New York Mortgage Trust (3)	48,413,824	—	N/A	N/A

Total funds managed by HCS	$484,238,191	$275,493,856	$41,285,982	$38,149,216

(1)	The Company’s share of net assets in HTP and HCP is consolidated in the Company’s Statements of Financial Condition, net of minority interest, at December 31, 2007. As a result of the deconsolidation of HTP effective August 1, 2008 and HCP effective December 1, 2008 the net assets of these funds are no longer consolidated at December 31, 2008.
(2)	The Company’s share of net assets in JMPRT is consolidated in the Company’s Statements of Financial Condition, net of minority interest.

(3)	The portion of the net assets of New York Mortgage Trust, Inc. (“NYMT”) that is subject to the management fee calculation. In connection with its investment in NYMT, in January and February 2008, the Company entered into an advisory agreement between HCS and NYMT.

	Year Ended December 31, 2008
	Company’s Share of Change in Fair Value	HCS Management Fee	HCS Incentive Fee
	Successor	Successor	Successor
Hedge Funds:
Harvest Opportunity Partners II	$(84,379)	$685,761	$38,777
Harvest Small Cap Partners	2,607,572	2,852,707	5,856,132
Harvest Consumer Partners (1)	55,489	27,659	2,010
Harvest Technology Partners (1)	189,429	37,247	21,730
Funds of Funds:
JMP Masters Fund	(666,095)	904,618	33,573
JMP Emerging Masters Fund	(116,803)	104,274	9,276
REITs:
JMP Realty Trust (2)	(987,694)	257,380	—
New York Mortgage Trust	(4,288,211)	664,896	—

Totals	$(3,290,692)	$5,534,542	$5,961,498

(1)	Revenues earned from HTP and HCP are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of minority interest, through July 31, 2008 and through November 30, 2008, respectively, as a result of the deconsolidation of HTP effective August 1, 2008 and HCP effective December 1, 2008.
(2)	Revenues earned from JMPRT are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of minority interest.

	Year Ended December 31, 2007
	Company’s Share of Change in Fair Value		HCS Management Fee		HCS Incentive Fee
	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007
	Predecessor	Successor	Predecessor	Successor	Predecessor	Successor
Hedge Funds:
Harvest Opportunity Partners II	$46,774	$(5,693)	$466,787	$625,548	$—	$2,480
Harvest Small Cap Partners	481,461	1,563,964	90,988	354,288	226,956	893,377
Harvest Consumer Partners (1)	28,146	(72,625)	7,458	12,840	4,522	409
Harvest Technology Partners (1)	34,628	199,097	4,828	10,763	8,835	18,077
Harvest Value Income Plus (2)	38,676	(26,761)	56,980	72,093	—	5,825
Funds of Funds:
JMP Masters Fund	50,842	233,131	286,346	592,187	20,223	1,002,418
JMP Emerging Masters Fund	—	93,855	36,854	67,152	2,012	90,265
REIT:
JMP Realty Trust (1)	14,373	87,953	22,512	125,345	—	22,465

Totals	$694,900	$2,072,921	$972,753	$1,860,216	$262,548	$2,035,316

(1)	Revenues earned from HTP, HCP and JMPRT are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of minority interest.
(2)	On December 31, 2007, HVIP was liquidated and its assets distributed to its partners.

	Year Ended December 31, 2006
	Company’s Share of Change in Fair Value	HCS Management Fee	HCS Incentive Fee
	Predecessor	Predecessor	Predecessor
Hedge Funds:
Harvest Opportunity Partners II	$977,077	$1,494,435	$631,284
Harvest Small Cap Partners	553,560	185,262	439,488
Harvest Consumer Partners (1)	101,437	12,065	14,485
Harvest Technology Partners (1)	38,944	9,121	7,471
Harvest Value Income Plus (2)	150,973	249,010	84,929
Funds of Funds:
JMP Masters Fund	88,662	608,175	539,708
JMP Emerging Masters Fund	—	133,856	26,420
REITs:
JMP Realty Trust (1)	147,714	33,075	46,467

Totals	$2,058,367	$2,724,999	$1,790,252

(1)	Revenues earned from HTP, HCP and JMPRT are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of minority interest.
(2)	On December 31, 2007, HVIP was liquidated and its assets distributed to its partners.

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

Interest, Dividends and Other Income

Interest and dividends income includes interest and dividend income generated by our cash, investments and loans receivable. Other income includes fee sharing arrangements with, and fees earned to raise capital for third-party investment partnerships, or funds.

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

Compensation and Benefits

Compensation and benefits is the largest component of our expenses and includes employees’ base pay, performance bonuses, sales commissions, related payroll taxes, medical and benefits expenses, as well as expenses for contractors, temporary employees and equity-based compensation. Our employees receive a substantial portion of their compensation in the form of individual performance-based bonuses. As is the widespread practice in our industry, we pay bonuses on an annual basis, which for senior professionals typically make up a large portion of their total compensation. Bonus payments may have a greater impact on our cash position and liquidity in the periods in which they are paid than would otherwise be reflected in our Consolidated Statements of Operations. We accrue for the estimated amount of these bonus payments ratably over the applicable service period.

Compensation is accrued using specific ratios of total compensation and benefits to revenues applied to different revenue categories, as adjusted if, in management’s opinion such adjustments are necessary and appropriate to maintain competitive compensation levels. Due to the continued difficult market conditions in 2008, we increased our compensation expense accrual in the third and fourth quarters of 2008 with the objective of achieving full-year compensation levels in order to retain our talent base. While the compensation and benefits expense to revenue ratio is above our initial 2008 target range, we believe the increase was necessary in order to provide competitive compensation for our employees. As the mix of our total revenues from different revenue categories changes year to year, the compensation and benefits expense to revenue ratio in the future will fluctuate expectedly.

Income Allocation and Accretion—Redeemable Class A Member Interests

While we were operating as a limited liability company, redeemable Class A member interests were issued to our former employee members and such interests were entitled to share in our income. Each holder of the Redeemable Class A member interest was a party to our Third Amended and Restated Limited Liability Company Agreement, as amended, which provided that an employee member could have elected to redeem his or her Redeemable Class A member interests without our consent in connection with such person’s resignation from us. Because of this repurchase feature, the Redeemable Class A member interests were classified as a liability and measured at each balance sheet date based on the redemption amounts for the Redeemable Class A member interests. The redemption amount for a former employee member was the amount we would have been required to pay to that former employee member upon resignation to redeem all of his or her Redeemable Class A member interests, and was equal to the capital account of such former employee member as maintained by us.

Redeemable Class A member interests were accounted for as stock-based compensation and classified as a liability. As a result, the share of our income allocated to Redeemable Class A member interests, based on the membership percentage owned, and any additional changes in the redemption amount of Redeemable Class A member interests was recorded as “Income allocation and accretion—Redeemable Class A member interests” in our consolidated statements of operations.

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

Interest and Dividend Expense

Interest and dividend expense results from short-term borrowings under our credit agreement with City National Bank and dividend paying short positions in our principal investment portfolio. Until the Reorganization, it consisted primarily of interest paid on capital contributed by our Predecessor’s employee members, who received interest payments at an annual rate equal to the Prime rate plus 100 basis points. When we completed our Reorganization on May 16, 2007, our Redeemable Class A member interests were exchanged into shares of our common stock and thus we no longer make interest payments to the former holders of the Redeemable Class A member interests.

Loss Provision on Loans Receivable

Loss provision on loans receivable includes reserves recognized on our loan notes and non-revolving credit agreements (collectively loan receivables) to record these principal investments at their net realizable value .

Other Expenses

Other operating expenses primarily include travel and business development, market data, occupancy, legal and accounting professional fees and depreciation.

Minority Interest

Minority interest relates to the interest of third parties in JMP Realty Trust, Opportunity Acquisition Corp. (“SPAC”) and in two of our asset management funds, Harvest Consumer Partners (HCP) and Harvest Technology Partners (HTP). JMP Realty Trust is a real estate investment trust formed in June 2006 and is managed by HCS. Because of the current ownership and external management position, we consolidated JMP Realty Trust and recorded a minority interest. HCS is also the general partner of HCP and HTP. During the year ended December 31, 2007 and part of 2008, due to our ownership and resulting control by HCS and related parties, the limited partners of HCP and HTP did not have substantive rights to remove the general partner, and, therefore, these two funds were consolidated in the financial statements and minority interest was recorded. During 2008, additional limited partners invested in HTP and HCP, and effective August 1, 2008 for HTP and December 1, 2008 for HCP, the limited partners had substantive rights to remove the general partner and the funds were deconsolidated as of the respective dates.

Historical Results of Operations

The following table sets forth our historical results of operations for the years ended December 31, 2008, 2007 and 2006 and is not necessarily indicative of the results to be expected for any future period.

For purposes of comparing the years ended December 31, 2008 and 2007 and comparing the years ended December 31, 2007 and 2006 discussed herein, we have aggregated the Predecessor period from January 1, 2007 through May 15, 2007 and the Successor period from May 16, 2007 through December 31, 2007, without further adjustment.

		Year Ended December 31, 2007
	Year Ended December 31, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	Pro Forma Combined Predecessor/ Successor	Change from 2007 to 2008
(in thousands)	Successor	Predecessor	Successor		$	%
Revenues
Investment banking	$27,249	$16,055	$33,222	$49,277	$(22,028)	-44.7%
Brokerage	35,731	12,987	21,835	34,822	909	2.6%
Asset management fees	11,369	1,218	3,830	5,048	6,321	125.2%
Principal transactions	(4,657)	541	2,404	2,945	(7,602)	N/A
Interest, dividends and other income	6,897	1,571	4,202	5,773	1,124	19.5%

Total revenues	76,589	32,372	65,493	97,865	(21,276)	-21.7%
Expenses
Compensation and benefits	65,746	18,393	45,618	64,011	1,735	2.7%
Income allocation and accretion—Redeemable Class A member interests	—	117,418	—	117,418	(117,418)	-100.0%
Administration	5,887	1,771	3,371	5,142	745	14.5%
Brokerage, clearing and exchange fees	5,063	1,689	3,366	5,055	8	0.2%
Interest and dividend expense	581	683	372	1,055	(474)	-44.9%
Loss provision on loans receivable	2,896	—	—	—	2,896	N/A
Other	13,262	3,948	8,516	12,464	798	6.4%

Total expenses	93,435	143,902	61,243	205,145	(111,710)	-54.5%

Income (loss) before minority interest and income tax benefit	(16,846)	(111,530)	4,250	(107,280)	90,434	-84.3%
Minority interest	(498)	167	247	414	(912)	-220.3%
Income tax benefit	(5,701)	—	(2,537)	(2,537)	(3,164)	124.7%

Net (loss) income	$(10,647)	$(111,697)	$6,540	$(105,157)	94,510	-89.9%

	Year Ended December 31, 2007
	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	Pro Forma Combined Predecessor/ Successor	Year Ended December 31, 2006	Change from 2006 to 2007
(in thousands)	Predecessor	Successor		Predecessor	$	%
Revenues
Investment banking	$16,055	$33,222	$49,277	$44,060	$5,217	11.8%
Brokerage	12,987	21,835	34,822	30,185	4,637	15.4%
Asset management fees	1,218	3,830	5,048	4,531	517	11.4%
Principal transactions	541	2,404	2,945	4,288	(1,343)	-31.3%
Interest, dividends and other income	1,571	4,202	5,773	3,742	2,031	54.3%

Total revenues	32,372	65,493	97,865	86,806	11,059	12.7%
Expenses
Compensation and benefits	18,393	45,618	64,011	50,136	13,875	27.7%
Income allocation and accretion—Redeemable Class A member interests	117,418	—	117,418	10,664	106,754	1001.1%
Administration	1,771	3,371	5,142	4,204	938	22.3%
Brokerage, clearing and exchange fees	1,689	3,366	5,055	4,133	922	22.3%
Interest and dividend expense	683	372	1,055	1,686	(631)	-37.4%
Other	3,948	8,516	12,464	12,167	297	2.4%

Total expenses	143,902	61,243	205,145	82,990	122,155	147.2%

Income (loss) before minority interest and income tax benefit	(111,530)	4,250	(107,280)	3,816	(111,096)	N/A
Minority interest	167	247	414	428	(14)	-3.3%
Income tax benefit	—	(2,537)	(2,537)	—	(2,537)	N/A

Net (loss) income	$(111,697)	$6,540	$(105,157)	$3,388	(108,545)	N/A

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Overview

Total revenues decreased $21.3 million, or 21.7%, from $97.9 million for the year ended December 31, 2007 to $76.6 million for the year ended December 31, 2008. The decrease was primarily due to a decrease in investment banking revenue of $22.0 million and principal transaction revenues of $7.6 million, of which $6.5 million is related to unrealized losses from our convertible preferred security and equity security investments in NYMT, partially offset by an increase in asset management fee revenue of $6.3 million, brokerage revenue of $0.9 million and interest, dividends and other income of $1.1 million.

Total expenses decreased by $111.7 million, or 54.5%, from $205.1 million for the year ended December 31, 2007 to $93.4 million for the year ended December 31, 2008, primarily due to a decrease in income allocation and accretion/(dilution) expense of $117.4 million resulting from a one-time non-cash expense associated with the exchange of Redeemable Class A member interests into shares of our common stock in connection with the Reorganization at the time of our initial public offering.

Net loss decreased $94.5 million from a loss of $105.2 million for the year ended December 31, 2007 to net loss of $10.6 million for the year ended December 31, 2008, primarily as a result of the of the aforementioned decrease in expenses.

Revenues

Investment Banking

Investment banking revenues decreased $22.0 million, or 44.7%, from $49.3 million for the year ended December 31, 2007 to $27.2 million for the same period in 2008 and decreased as a percentage of total revenues from 50.4% to 35.6%, respectively. The decrease in revenues reflects a lower level of activity in our public equity underwriting and private placement businesses, as well as a decrease in strategic advisory revenues. Public equity underwriting revenues decreased by $10.3 million, or 53.0%, from $19.4 million for the year ended December 31, 2007 to $9.1 million for the year ended December 31, 2008, primarily due to highly volatile capital markets conditions throughout the year ended December 31, 2008, which caused a significant decline in new equity issuance by U.S. companies during the period. We executed 16 public equity underwriting transactions in the year ended December 31, 2008 compared to 35 in the year ended December 31, 2007. In addition, we acted as the lead manager on one public equity underwriting transaction in the year ended December 31, 2008 compared to eight in the year ended December 31, 2007, which included our own initial public offering (for which we recognized no revenue; the underwriting fees were instead recorded as additional paid-in capital). Private placement revenues decreased $2.4 million, or 24.4%, from $9.7 million for the year ended December 31, 2007 to $7.4 million for the year ended December 31, 2008. While the number of private placement transactions executed decreased from 17 in the year ended December 31, 2007 to five in the year ended December 31, 2008, average revenues per transaction increased $0.9 million, or 157.0%, from $0.6 million for the year ended December 31, 2007 to $1.5 million for the year ended December 31, 2008. Our strategic advisory revenues decreased $9.3 million, or 46.5%, from $20.1 million for the year ended December 31, 2007 to $10.8 million for the year ended December 31, 2008, due to a lower level of activity as well as a decrease in the average revenues per transaction executed in the year ended December 31, 2008 compared to in the year ended December 31, 2007. We executed 14 strategic advisory transactions in the year ended December 31, 2008 compared to 19 in the year ended December 31, 2007.

Brokerage Revenues

Brokerage revenues increased by $0.9 million, or 2.6%, from $34.8 million for the year ended December 31, 2007 to $35.7 million for the year ended December 31, 2008. The increase was a result of higher gross commission income for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase in commissions resulted from increased trading activity with existing and new institutional clients during the period. Brokerage revenues increased as a percentage of total revenues, from 35.6% for the year ended December 31, 2007 to 46.7% for the year ended December 31, 2008.

Asset Management Fees

Asset management fees increased by $6.3 million, or 125.2%, from $5.0 million for the year ended December 31, 2007 to $11.4 million for the year ended December 31, 2008. Asset management fees include base management fees and incentive fees for our funds under management, both of which increased from the year ended December 31, 2007 to the year ended December 31, 2008. The increase in base management fees from $2.8 million for the year December 31, 2007 to $5.5 million for the year ended December 31, 2008 is the result of an increase in client assets under management from $237.3 million as of December 31, 2007 to $443.0 million as of December 31, 2008. This was primarily due to the attractive performance of Harvest Small Cap Partners during 2008, which enabled it to raise additional capital and increase assets under management by $171.0 million, when most other hedge funds were experiencing redemptions. The increase in incentive fees from $2.2 million for the year ended December 31, 2007 to $5.9 million for the year ended December 31, 2008 is the result of improved performance of our families of funds, in particular of Harvest Small Cap Partners. As a percentage of total revenues, asset management fees increased from 5.2% for the year ended December 31, 2007 to 14.8% for the same period in 2008.

Principal Transactions

Principal transaction revenues decreased $7.6 million from a gain of $2.9 million for the year ended December 31, 2007 to a loss of $4.7 million for the year ended December 31, 2008. The decrease was primarily due to a loss of $6.8 million from our equity security investments during the year ended December 31, 2008, mostly related to a $6.5 million unrealized loss from our convertible preferred security and equity security investments in NYMT, offset by net unrealized gain of $2.0 million from our partnership interests in the hedge funds and funds of funds managed by HCS, which are accounted for using the equity method of accounting.

Interest, Dividends and Other Income

Interest, dividends and other income increased $1.1 million, or 19.5%, from $5.8 million for the year ended December 31, 2007 to $6.9 million for the year ended December 31, 2008. Interest and dividends comprised $0.8 million of the increase and was primarily due to the dividend earned from our investment in NYMT convertible preferred securities, as well as interest from our loans and notes receivable and from investing of proceeds from our initial public offering in short duration AAA rated securities. Other income increased $0.3 million from the year ended December 31, 2007 primarily from revenue sharing arrangements with, and fees earned to raise capital for third-party investment partnerships or funds.

Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, performance-based cash bonus and commissions as well as equity-based compensation to our employees and managing directors, increased $1.7 million, or 2.7%, from $64.0 million for the year ended December 31, 2007 to $65.7 million for the year ended December 31, 2008.

Employee payroll increased $4.3 million, or 18.3%, from $23.5 million for the year ended December 31, 2007 to $27.8 million for the year ended December 31, 2008 primarily due to increases in base salaries from May 1, 2008.

Performance-based cash bonus and commission decreased $5.4 million, or 16.7%, from $32.3 million for the year ended December 31, 2007 to $26.8 million for the year ended December 31, 2008 due to lower revenues in 2008.

Equity-based compensation increased $2.9 million, or 33.7%, from $8.3 million for the year ended December 31, 2007 to $11.1 million for the year ended December 31, 2008 primarily due to $2.6 million of restricted stock units (“RSUs”) amortization expense from future periods recognized in 2008 caused by the acceleration of the vesting of the restricted stock units granted as part of our 2007 annual bonus compensation program. The total equity-based compensation expense for the year ended December 31, 2008 included $3.9 million recognized for RSUs granted in connection with the initial public offering and $7.2 million recognized for RSUs granted after the initial public offering. Of the $7.2 million in expense recognized for RSUs granted after the initial public offering, $6.2 million was related to RSUs granted as part of our 2007 annual bonus compensation program and $1.0 million was related to four year cliff vesting RSUs granted in 2007 and 2008 under the 2007 Equity Incentive Plan.

Compensation and benefits as a percentage of revenues increased from 65.4% of total revenues for the year ended December 31, 2007 to 85.8% for the same period in 2008. Excluding expense from equity-based awards as a result of the initial public offering of $7.2 million and $3.9 million for the years ended December 31, 2007 and 2008, respectively, as a percentage of revenues, compensation and benefits increased from 58.0% of total revenues for the year ended December 31, 2007 to 80.7% for the same period in 2008.

Income Allocation and Accretion/(Dilution)

Income allocation and accretion/(dilution) decreased from $117.4 million for the year ended December 31, 2007 to zero for the year ended December 31, 2008. The decrease was due to our Reorganization as a C-corporation in connection with our initial public offering as of May 16, 2007 and future periods will no longer reflect this expense.

Administration

Administration expenses increased $0.7 million, or 14.5%, from $5.1 million for the year ended December 31, 2007 to $5.9 million for the year ended December 31, 2008. The increase was primarily due to higher expenses associated with being a public company, as well as higher conferences expenses. Administration expense increased from 5.3% of total revenues for the year ended December 31, 2007 to 7.7 % for the same period in 2008.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $5.1 million for both of the years ended December 31, 2008 and 2007. As a percentage of total revenues, our brokerage, clearing and exchange fees increased from 5.2 % for the year ended December 31, 2007 to 6.6% for the year ended December 31, 2008.

Interest and Dividend Expense

Interest and dividend expense decreased $0.5 million, or 44.9%, from $1.1 million for the year ended December 31, 2007 to $0.6 million for the year ended December 31, 2008. The decrease was primarily attributable to the discontinuation of interest payments to Redeemable Class A members, due to the exchange into common stock at the time of the initial public offering. As a percentage of total revenues, interest and dividend expense decreased from 1.1% for the year ended December 31, 2007 to 0.8% for the year ended December 31, 2008.

Loss Provision on Loans Receivable

Loss provision on loans receivable increased $2.9 million for the year ended December 31, 2008 (there was no provision for the year ended December 31, 2007) related to one loan note advanced in 2007 and one advanced in 2008 on a non revolving credit agreement. The aggregate principal amount of these two advances is $5.0 million as of December 31, 2008.

Other Expenses

Other expenses increased $0.8 million, or 6.4%, from $12.5 million for the year ended December 31, 2007 to $13.3 million for the year ended December 31, 2008. The increase in other expenses was due primarily to a $0.6 million increase in professional fees, consisting primarily of increased legal expenses, as well as audit and accounting expenses from being a public company. As a percentage of total revenues, other expenses increased from 12.7% for the year ended December 31, 2007 to 17.3% for the same period in 2008.

Minority Interest

Minority interest relates to the consolidation of JMPRT and two of our hedge funds, HCP (through November 30, 2008) and HTP (through July 31, 2008), as well as Opportunity Acquisition Corp. We recorded a reduction to net loss of $0.5 million for minority interest for the year ended December 31, 2008, compared to an increase to net loss of $0.4 for minority interest for the year ended December 31, 2007, due to a reduction in the aggregate performance of our minority interest entities for the year ended December 31, 2008 compared to the same period in 2007.

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

In connection with our initial public offering and Reorganization, we are subject to federal and state income taxes on all taxable income earned subsequent to May 15, 2007. Additionally, in connection with the Reorganization, we recognized a one-time tax benefit of $4.0 million in connection with the establishment of net deferred tax asset items of $10.2 million. In calculating the one-time tax benefit amount and associated deferred tax asset items, the Company made reasonable estimates of its share of the 2006 taxable income and 2007 taxable income attributed to the period from January 1 through May 15, 2007 of the partnerships in which it has a direct or indirect interest. These estimates may change as additional information becomes available; as a result, the net one-time tax benefit amount may change. During the year ended December 31, 2008, the Company adjusted the one-time tax benefit of $4.0 million by $0.3 million in additional tax benefit. For the year ended December 31, 2008 and for the period May 16, 2007 to December 31, 2007, we recorded a total tax benefit of $5.7 million and $2.5 million, respectively. Excluding the tax benefit adjustment of $0.3 million and $4.0 million, we recorded a tax benefit of $5.4 million for the year ended December 31, 2008 and a tax provision of $1.5 million and for the period May 16, 2007 to December 31, 2007, respectively.

The effective tax rate for the year ended December 31, 2008 and for the period May 16, 2007 to December 31, 2007 was 32.7% and 38.7%, respectively, excluding the prior year one-time tax benefit adjustment. Including the prior year one-time tax benefit adjustment, the effective tax for the year ended December 31, 2008 and for the period May 16, 2007 to December 31, 2007 was 34.9% and (63.4%), respectively.

Period from January 1, 2007 through May 15, 2007

Revenues

Investment Banking

Investment banking revenues were $16.1 million or 49.6 % of total revenues for the period ended May 15, 2007 and 32.6 % of the total investment banking revenues for the twelve month pro forma combined Predecessor/Successor period ended December 31, 2007. Public equity underwriting revenues were $5.8 million or 36.3 % of total investment banking revenues for the period ended May 15, 2007. We executed 12 public equity underwriting transactions in the period including 1 transaction where we acted as the lead manager (on our own initial public offering for which we recognized no revenue; the underwriting fees were instead recorded as additional paid-in capital). Private placement revenues were $5.3 million, or 32.9 % of total investment banking revenues for the period. Average private placement transactions revenues per transaction were $0.7 million for the period. Our strategic advisory revenues were $4.9 million from 5 transactions, or 30.8 % of total investment banking revenues for the period.

Brokerage Revenues

Brokerage revenues were $13.0 million, or 40.1 % of total revenues for the period ended May 15, 2007 and 37.3 % of the total brokerage revenues for the twelve month pro forma combined Predecessor/Successor period ended December 31, 2007.

Asset Management Fees

Asset management fee revenues were $1.2 million, or 3.8 % of total revenues for the period ended May 15, 2007 and 24.1 % of the total asset management fee revenues for the twelve month pro forma combined

Predecessor/Successor period ending December 31, 2007. Asset management fees included base management fees of $1.0 million and incentive fees of $0.2 million for our funds under management for the period ended May 15, 2007.

Principal Transactions

Principal transaction revenues of $0.5 million were comprised of $0.7 million of realized and unrealized gains from the company’s investment of its own capital in the hedge funds and fund of funds managed by HCS and the realized and unrealized loss of $0.2 million from equity investments in publicly traded securities. This $0.5 million was 1.7 % of total revenues for the period ended May 15, 2007 and 18.4 % of the total principal transaction revenues for the twelve month pro forma combined Predecessor/Successor period ended December 31, 2007.

Interest, Dividends and Other Income

Interest, dividends and other income were $1.6 million, or 4.9 % of total revenues for the period ended May 15, 2007 and 27.2 % of the total interest, dividends and other income for the twelve month pro forma combined Predecessor/Successor period ended December 31, 2007.

Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, performance-based cash bonus and commissions as well as equity-based compensation to our employees and managing directors, was $18.4 million, or 12.8 % of total expenses for the period ended May 15, 2007 and 28.7 % of the total compensation and benefits expense for the twelve month pro forma combined Predecessor/Successor period ended December 31, 2007.

Employee payroll expense was $8.3 million, or 45.0 % of compensation and benefits expense for the period ended May 15, 2007. Performance-based cash bonus and commission was $9.3 million, or 50.6 % of compensation and benefits expense for the period ended May 15, 2007. Equity-based compensation was $0.8 million, or 4.4 % of compensation and benefits expense for the period ended May 15, 2007 related to stock options.

Compensation and benefits as a percentage of revenues was 56.8 % of total revenues for the period ended May 15, 2007. Excluding expense from equity-based awards as a result of the initial public offering, as a percentage of revenues, compensation and benefits was 56.6 % of total revenues for the period ended May 15, 2007.

Income Allocation and Accretion/ (Dilution)

Income allocation and accretion/(dilution) was $117.4 million for the period ended May 15 , 2007 due to a one-time non-cash expense associated with the exchange of Redeemable Class A member interests into shares of our common stock in connection with the Reorganization at the time of our initial public offering.

Administration

Administration expense was $1.8 million, or 1.2 % of total expenses and 5.5 % of total revenues for the period ended May 15, 2007.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $ 1.7 million, or 1.2 % of total expenses and 5.2 % of total revenues for the period ended May 15, 2007.

Interest and Dividend Expense

Interest and dividend expense was $0.7 million, or 0.5 % of total expenses and 2.1 % of total revenues for the period ended May 15, 2007. This was primarily attributable to interest payments to Redeemable Class A members for the period prior to the exchange into common stock at the time of the initial public offering.

Other Expenses

Other expenses were $3.9 million, or 2.7 % of total expenses and 12.2 % of total revenues for the period ended May 15, 2007. The majority of other expenses were travel and business development of $1.2 million, communications and technology of $1.4 million, occupancy of $0.7 million and professional fees of $0.4 million.

Minority Interest

Minority interest of $0.2 million relates to the consolidation of JMPRT and two of our hedge funds, HCP and HTP.

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

Period from May 16, 2007 through December 31, 2007

Revenues

Investment Banking

Investment banking revenues were $33.2 million, or 50.7 % of total revenues for the period from May 16, 2007 through December 31, 2007 and 67.4 % of the total investment banking revenues for the twelve month pro forma combined Predecessor/Successor period ended December 31, 2007. Public equity underwriting revenues were $13.6 million or 41.0 % of total investment banking revenues for the period from May 16, 2007 through December 31, 2007. We executed 23 public equity underwriting transactions in the period including 7 transactions where we acted as the lead manager. Private placement revenues were $4.5 million, or 13.4 % of total investment banking revenues and average private placement transactions revenues per transaction were $0.5 million for the period from May 16, 2007 through December 31, 2007. Our strategic advisory revenues were $15.2 million from 14 transactions, or 45.6 % of total investment banking revenues for the period from May 16, 2007 through December 31, 2007.

Brokerage Revenues

Brokerage revenues were 21.8 million, or 33.3 % of total revenues for the period from May 16, 2007 through December 31, 2007 and 62.7 % of the total brokerage revenues for the twelve month pro forma combined Predecessor/Successor period ended December 31, 2007.

Asset Management Fees

Asset management fee revenues were $3.8 million, or 5.9 % of total revenues for the period from May 16, 2007 through December 31, 2007 and 75.9 % of the total asset management fee revenues for the twelve month pro forma combined Predecessor/Successor period ended December 31, 2007. Asset management fees included base management fees of $1.8 million and incentive fees of $2.0 million for our funds under management for the period from May 16, 2007 through December 31, 2007.

Principal Transactions

Principal transaction revenues of $2.4 million were comprised of $1.8 million of realized and unrealized gains from the company’s investment of its own capital in the hedge funds and fund of funds managed by HCS and the realized and unrealized gains of $0.6 million from equity investments in publicly held securities. During the period, using some of the proceeds from the initial public offering the Company invested an additional $12.3 million in the hedge funds and fund of funds managed by HCS. The $2.4 million of principal transaction revenues was 3.7 % of total revenues for the period from May 16, 2007 through December 31, 2007 and 81.6 % of the total principal transaction revenues for the twelve month pro forma combined Predecessor/Successor period ended December 31, 2007.

Interest, Dividends and Other Income

Interest, dividends and other income were $4.2 million, or 6.4 % of total revenues for the period from May 16, 2007 through December 31, 2007 and 72.8 % of the total interest, dividends and other income for the twelve month pro forma combined Predecessor/Successor period ended December 31, 2007.

Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, performance-based cash bonus and commissions as well as equity-based compensation to our employees and managing directors, was $45.6 million, or 74.5 % of total expenses for the period from May 16, 2007 through December 31, 2007 and 71.3 % of the total compensation and benefits expense for the twelve month pro forma combined Predecessor/Successor period ended December 31, 2007.

Employee payroll expense was $15.2 million, or 33.3 % of compensation and benefits expense for the period from May 16, 2007 through December 31, 2007. Performance-based cash bonus and commission was $22.9 million, or 50.3 % of compensation and benefits expense for the period from May 16, 2007 through December 31, 2007. Equity-based compensation was $7.5 million, or 16.4 % of compensation and benefits expense for the period from May 16, 2007 through December 31, 2007 primarily due to $3.1 million of stock option expense related to acceleration at the time of the initial public offering and $4.0 million of restricted stock unit expense related to RSUs granted in connection with the initial public offering.

Compensation and benefits as a percentage of revenues was 69.7 % of total revenues for the period from May 16, 2007 through December 31, 2007. Excluding expense from equity-based awards as a result of the initial public offering, as a percentage of revenues, compensation and benefits was 58.8 % of total revenues for the period from May 16, 2007 through December 31, 2007.

Income Allocation and Accretion/ (Dilution)

Income allocation and accretion/(dilution) was zero for the period from May 16, 2007 through December 31, 2007 due to the Reorganization on May 16, 2007, whereby our Redeemable Class A member interests were exchanged into shares of our common stock and therefore future periods no longer reflect this expense.

Administration

Administration expense was $3.4 million, or 5.5 % of total expenses and 5.1 % of total revenues for the period from May 16, 2007 through December 31, 2007.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $3.4 million, or 5.5 % of total expenses and 5.1 % of total revenues for the period from May 16, 2007 through December 31, 2007.

Interest and Dividend Expense

Interest and dividend expense was $0.4 million, or 0.6 % of total expenses and 0.6 % of total revenues for the period from May 16, 2007 through December 31, 2007. This was primarily due to interest payments on our note payable prior to its repayment in full by the Company during the period.

Other Expenses

Other expenses were $8.5 million, or 13.9 % of total expenses and 13.0 % of total revenues for the period from May 16, 2007 through December 31, 2007. The majority of other expenses were travel and business development of $1.9 million, communications and technology of $2.5 million, occupancy of $1.2 million and professional fees of $2.0 million.

Minority Interest

Minority interest of $0.2 million relates to the consolidation of JMPRT and two of our hedge funds, HCP and HTP.

Provision for Income Taxes

Due to the Reorganization in connection with our initial public offering, we became subject to federal and state income taxes on all taxable income earned subsequent to May 15, 2007. Additionally, in connection with the Reorganization, we recognized a one-time tax benefit of $4.0 million in connection with the establishment of net deferred tax asset items of $10.2 million. In calculating the one-time tax benefit amount and associated deferred tax asset items, the Company made reasonable estimates of its share of the 2006 taxable income and 2007 taxable income attributed to the period from January 1 through May 15, 2007 of the partnerships in which it has a direct or indirect interest. Including the one-time tax benefit, during the period from May 16, 2007 through December 31, 2007 we recorded a total tax benefit of $2.5 million.

The effective tax rate for the period from May 16, 2007 through December 31, 2007, including the one-time tax benefit, was (63.4%).

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

In connection with our initial public offering and Reorganization, we are subject to federal and state income taxes on all taxable income earned subsequent to May 15, 2007. Additionally, in connection with the Reorganization, we recognized a one-time tax benefit of $4.0 million in connection with the establishment of net deferred tax asset items of $10.2 million. In calculating the one-time tax benefit amount and associated deferred tax asset items, the Company made reasonable estimates of its share of the 2006 taxable income and 2007 taxable income attributed to the period from January 1 through May 15, 2007 of the partnerships in which it has a direct or indirect interest. Including the one-time tax benefit, during the years ended December 31, 2007 and December 31, 2006, we recorded a total tax expense (benefit) of ($2.5) million and $0 million, respectively.

The effective tax rate for the years ended December 31, 2007 and December 31, 2006 was 38.7% and 0%, respectively, excluding the one-time tax benefit. Including the one-time tax benefit, the effective tax rate for the years ended December 31, 2007 and December 31, 2006 was (63.4%) and 0%, respectively.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cashflows and capital and liquidity for the year ended December 31, 2008 to help understand where our capital is invested and the financial condition of the Company.

On January 18, 2008, the Company and certain affiliated entities completed the acquisition of 1.0 million shares of Series A Cumulative Redeemable Convertible preferred stock of NYMT, a publicly traded real estate investment trust engaged in the investment management of mortgage-backed securities and high credit quality residential adjustable rate mortgage loans, at a price per share of $20.00 for a total of $20.0 million. The investment was comprised of $5.0 million by JMP Group Inc., $5.0 million by certain funds managed by HCS, and $10.0 million from JMPRT. In addition, the Company entered into an advisory agreement between HCS and NYMT to manage certain non-agency assets. On February 14, 2008, the Company purchased NYMT common stock for an aggregate amount of $4.5 million in a $60.0 million private investment in public equity (PIPE) transaction executed by NYMT.

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

In the second and third quarters of 2008 the Company made advances totaling $2.5 million on a $5.0 million non-revolving credit note to an investment vehicle acquiring interests in late stage private companies, and $1.3 million on a $2.0 million non-revolving credit note to the management advisor subsidiary of a public self storage REIT.

In the third quarter of 2008, the Company made a $4.2 million investment in a private commercial mortgage originator in the form of a note and warrants. To fund the investment, the Company drew down $4.2 million on its revolving note with City National Bank, which then formed part of the $8.7 million of borrowings that became a term loan, as discussed below. As of December 31, 2008, the Company has advanced a total of $8.8 million, comprised of $5.0 million of loan notes and an aggregate of $3.8 million on $7.0 million in non-revolving credit note commitments. The Company has reserves for credit losses in the amount of $2.9 million at December 31, 2008 on these loan and credit note commitments and after unamortized origination fees of $0.2 million, they are recorded at a net realizable value of $5.7 million. The reserve for credit losses of $2.9 million is primarily against the loan to the private commercial mortgage originator noted above, as the Company expects that not all of the principal of the note will be repaid at maturity due to the deterioration in the financial condition and available operating cash resources of the borrower since the loan was advanced.

Our balance sheet is relatively liquid and unleveraged. As of December 31, 2008, we had net liquid assets of $61.0 million, primarily consisting of cash and cash equivalents, marketable securities and other investments (mainly investments in funds managed by HCS.) We had an undrawn $21.0 million and $30.0 million revolving line of credit with City National Bank (the “Lender”) at December 31, 2008 and 2007, respectively. On December 31, 2008, we entered into an agreement with the Lender to amend certain provisions of the Credit Agreement dated as of August 3, 2006, which was subsequently amended as of December 17, 2007 and as of March 27, 2008 (collectively, the “ Credit Agreement “). The amendment converted the Company’s outstanding revolving loans of $8.7 million into a single term loan as of December 31, 2008. This term loan will be repaid in equal quarterly payments commencing on March 31, 2009 through December 31, 2013. The amendment also provided that of the original $30.0 million revolving line of credit, $21.0 million remains available under the revolving portion of the Credit Agreement through December 31, 2010, on which date the then existing revolving loan will convert into a 3-year term loans.

A condensed table of cash flows for the years ended December 31, 2008, 2007 and 2006 is presented below. We have aggregated the Predecessor period from January 1, 2007 through May 15, 2007 and the Successor period from May 16, 2007 through December 31, 2007, without further adjustment, for purposes of comparison with the same periods in 2008 and 2006.

		Year Ended December 31, 2007
	Year Ended December 31, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	Pro Forma Combined Predecessor/ Successor	Change from 2007 to 2008
(in thousands)	Successor	Predecessor	Successor		$	%
Cash flows from operations	$(22,632)	$(29,821)	$28,320	$(1,501)	$(21,131)	-1407.8%
Cash flows from investing activities	(29,153)	(509)	(14,780)	(15,289)	(13,864)	-90.7%
Cash flows from financing activities	(1,080)	8,020	55,506	63,526	(64,606)	N/A

Total cash flows	$(52,865)	$(22,310)	$69,046	$46,736	$(99,601)	N/A

	Year Ended December 31, 2007
	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	Pro Forma Combined Predecessor/ Successor	Year Ended December 31, 2006	Change from 2006 to 2007
(in thousands)	Predecessor	Successor		Predecessor	$	%
Cash flows from operations	$(29,821)	$28,320	$(1,501)	$(12,718)	$11,217	88.2%
Cash flows from investing activities	(509)	(14,780)	(15,289)	1,472	(16,761)	N/A
Cash flows from financing activities	8,020	55,506	63,526	1,850	61,676	3333.8%

Total cash flows	$(22,310)	$69,046	$46,736	$(9,396)	$56,132	N/A

We have historically satisfied our capital and liquidity requirements primarily through member contributions from our managing directors and outside investors and internally generated cash from operations. On May 16, 2007, we completed our initial public offering of common stock, raising $73.1 million in net proceeds. The net proceeds of our initial public offering were used, in part, to make distributions in May 2007 to the Predecessor’s employee members, in the amount of $17.5 million. We are using the remaining net proceeds for general corporate purposes, including supporting and expanding our existing business lines. Most of our operating cash flow is generated from our investment banking and brokerage revenues and is invested in cash and cash equivalents, marketable securities or other investments, and partnerships for which HCS is the investment manager.

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule. We use the basic method permitted by the Uniform Net Capital Rule to compute net capital, which generally requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of $39.7 million and $51.3 million, which were $38.7 million and $50.6 million in excess of the required net capital of $1.1 million and $0.7 million at December 31, 2008 and 2007, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.24 to 1 and 0.22 to 1 at December 31, 2008 and 2007, respectively.

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

The Company currently intends to declare quarterly cash dividends on all outstanding shares of common stock. The Company currently does not plan to pay dividends on unvested shares of restricted stock. The Company’s board of directors declared a quarterly cash dividend of $0.05 per share of common stock which the Company paid during 2008, for the fourth quarter of 2007 and for each of the first three quarters of 2008.

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

Cash Flows for the Year Ended December 31, 2008

Cash decreased by $52.9 million during the year ended December 31, 2008, primarily as a result of cash used in operating and investing activities.

Our operating activities used $22.6 million of cash from the net loss of $10.6 million, adjusted for the cash used in the change in operating assets and liabilities of $17.2 million and non-cash revenue and expense items of $5.2 million. The decrease in operating assets and liabilities was primarily due to the payout of $26.9 million in 2007 bonuses in February 2008.

Our investing activities used $29.1 million, which consisted mostly of $19.7 million of net purchases of other investments, the funding of $8.0 million in loans receivable and $7.0 million in cash attributable to the deconsolidation of an investment. During the year of 2008, we invested $15.0 million in Series A Cumulative Redeemable Convertible Preferred stock of NYMT, as well as $4.5 million in NYMT common stock as part of the PIPE transaction executed by NYMT on February 18, 2008.

Our financing activities used $1.1 million of cash primarily from $6.9 million used for repurchase of our common stock for treasury and $4.0 million of cash dividends paid to our shareholders, offset by $8.7 million provided by issuance of long-term note payable and $1.4 million of capital contributions from minority members.

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

Cash Flows for the period from January 1, 2007 to May 15, 2007

Cash decreased by $22.3 million during the period ended May 15, 2007, primarily as a result of cash used by operating activities.

Our operating activities used $29.8 million of cash from the net loss of $111.7 million, adjusted for the cash provided by the change in operating assets and liabilities of $81.3 million and by non-cash revenue and expense items of $0.6 million. The increase in operating assets and liabilities was primarily due to the increase in value of Redeemable Class A member interests of $98.7 million in connection with our initial public offering, partially offset by the payout of 2006 year-end bonuses of $15.2 million in February 2007.

Our investing activities used $0.5 million and our financing activities provided $8.0 million of cash primarily due to the proceeds of $14.5 million from the issuance of notes payable partially offset by $6.7 million of distributions to Class A and Class B common interest holders.

Cash Flows for the period from May 16, 2007 to December 31, 2007

Cash increased by $69.0 million during the period ended December 31, 2007, primarily as a result of cash provided by financing activities.

Our operating activities provided $28.3 million of cash from the net income of $6.5 million, adjusted for the cash provided by the change in operating assets and liabilities of $15.0 million and by non-cash revenue and expense items of $6.8 million. The cash flows from the change in operating assets and liabilities was primarily due to an increase in marketable securities of $8.3 million, an increase in restricted cash, deposits and other assets of $8.3 million offset by an increase in accrued compensation of $18.9 million, an increase in securities sold under repurchase agreements of $9.1 million and an increase in short securities positions of $1.9 million.

Our investing activities used $14.8 million, primarily for the purchase of $12.3 million of other investments and our financing activities provided $55.5 million of cash, primarily due to the proceeds of $73.1 million from our initial public offering, partially offset by a repayment of note payable of $14.5 million.

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

Contractual Obligations

The following table provides a summary of our contractual obligations as of December 31, 2008:

Payments Due by Period: (in thousands)	Total	2009	2010	2011	2012	2013
Note payable	$8,680	$1,736	$1,736	$1,736	$1,736	$1,736
Operating lease obligations	6,152	2,276	2,250	1,626	—	—
Other contractual obligations (1)	—	—	—	—	—	—

Total payments	$14,832	$4,012	$3,986	$3,362	$1,736	$1,736

(1)	Excludes a capital commitment of $0.2 million related to a private investment fund as of December 31, 2008.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2008 and 2007. However, as described below under “Qualitative and Quantitative Disclosures About Market Risk—Credit Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Substantially all of our financial instruments are recorded at fair value or amounts that approximate fair value. Marketable securities owned, Other investments, including warrant positions and investments in partnerships in which HCS is the general partner, and Marketable securities sold, but not yet purchased, are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item Principal transactions in the accompanying Consolidated Statements of Operations.

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

Also included in other investments are NYMT convertible preferred stock and warrants on public and private common stock. The valuation of the investment in NYMT convertible preferred stock is based on a fair value estimate using the Black-Scholes credit adjusted valuation model on Bloomberg. The warrants on public and private common stock are generally received as a result of investment banking transactions and are valued at estimated fair value as determined by management. Warrants owned are valued at the date of issuance and marked-to-market as unrealized gains and losses until realized. Estimated fair value is determined using the Black-Scholes Options Valuation methodology adjusted for active market and other considerations on a case-by-case basis.

The aforementioned fair value methods represent the Company’s best estimate of exit price as defined by SFAS 157.

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”) as of January 1, 2008. SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in the Consolidated Statements of Operations. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.

We elected to apply the fair value option to the following financial assets:

•	Investment in NYMT convertible preferred stock; and

•	Investment in NYMT common stock

There was no adjustment recorded to retained earnings related to the adoption of SFAS 159. During the year ended the Company recorded unrealized losses of $6.6 million on the above investments in NYMT primarily as credit spreads widened out significantly, impacting the credit adjusted valuation model used to fair value the Company’s investment.

In certain cases, we may continue to apply the equity method of accounting to those investments which are strategic in nature or are closely related to our principal business activities, where we have a significant degree of involvement in the cash flows or operations of the investee.

The following tables summarize our marketable securities and other investments, as presented in our Consolidated Statements of Financial Condition, by valuation methodology as of December 31, 2008:

		Marketable Securities Sold, But Not Yet Purchased, at Market Value (2)	Other Investments (3)
(in thousands)	Marketable Securities Owned, at Market Value (1)		General Partner in Hedge Funds	General Partner in Fund of Funds	Limited Partner in Private Equity Fund	Investment in NYMT Convertible Preferred Stock	Warrants	Total Other Investments	Total Marketable Securities and Other Investments
Fair values based on:
Quoted market prices	$19,838	$5,678	$—	$—	$—	$—	$—	$—	$25,516
Black Scholes credit adjusted valuation	—	—	—	—	—	11,687	—	11,687	11,687
Black Scholes options valuation	—	—	—	—	—	—	307	307	307
Observable market based inputs	—	—	29,766	—	—	—	—	29,766	29,766
Net asset value provided by general partners	—	—	—	3,678	2,516	—	—	6,194	6,194

Totals	$19,838	$5,678	$29,766	$3,678	$2,516	$11,687	$307	$47,954	$73,470

Fair values based on:
Quoted market prices	100.0%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	34.7%
Black Scholes credit adjusted valuation	0.0%	0.0%	0.0%	0.0%	0.0%	24.4%	0.0%	24.4%	15.9%
Black Scholes Options Valuation	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.6%	0.6%	0.4%
Observable market based inputs	0.0%	0.0%	62.1%	0.0%	0.0%	0.0%	0.0%	62.1%	40.6%
Net asset value provided by general partners	0.0%	0.0%	0.0%	7.7%	5.2%	0.0%	0.0%	12.9%	8.4%

Totals	100.0%	100.0%	62.1%	7.7%	5.2%	24.4%	0.6%	100.0%	100.0%

(1)	Marketable securities owned consist mainly of U.S. listed and OTC equity securities, as well as quasi-government agency securities.
(2)	Marketable securities sold, but not yet purchased consist mainly of U.S. listed and OTC equity securities.
(3)	Other investments consist of general partnership interests in hedge funds and funds of hedge funds managed by HCS, limited partnership interests in private investment funds managed by third parties that invest in predominately private securities, investment in NYMT convertible preferred stock and warrants in public and private common stock.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting the Company, refer to Note 3 in the accompanying consolidated financial statements.

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

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $12.0 million as of December 31, 2008. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $5.7 million as of December 31, 2008. The net potential loss in fair value for our marketable equity securities portfolio as of December 31, 2008, using a hypothetical 10% decline in prices, is estimated to be approximately $0.6 million. In addition, as of December 31, 2008, we have invested $41.3 million of our own capital in our funds, which are invested primarily in publicly traded equity securities. The net potential loss in fair value for our investments at December 31, 2008, using a hypothetical 10% decline in the funds’ investment portfolios, is estimated to be approximately $4.1 million.

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

Credit risk also includes the risk that we will not fully collect the principal we have invested in loans receivable due to borrower defaults. While we feel that our origination and underwriting of these loans will help to mitigate the risk of significant borrower defaults on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans, thereby avoiding default.

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

Management’s Report on Internal Control Over Financial Reporting

The management of JMP Group Inc. is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2008, the Company maintained effective internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in its report appearing on page 72, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

JMP Group Inc.

In our opinion, the accompanying consolidated statements of financial conditions and the related consolidated statements of operations, changes in shareholders’ and members’ equity and cash flows present fairly, in all material respects, the financial position of JMP Group Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2008 (successor), the period from May 16, 2007 to December 31, 2007 (successor), the period from January 1, 2007 to May 15, 2007 (predecessor) and the year ended December 31, 2006 (predecessor) in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Francisco, CA

March 3, 2009

JMP Group Inc.

Consolidated Statements of Financial Condition

	December 31, 2008	December 31, 2007
	Successor
Assets
Cash and cash equivalents	$46,261,959	$99,127,043
Restricted cash and deposits (includes cash on deposit with clearing broker of $255,336 at December 31, 2008 and December 31, 2007)	6,929,501	12,038,511
Receivable from clearing broker	1,878,078	1,475,626
Investment banking fees receivable, net of allowance for doubtful accounts of $78,579 and $156,004 at December 31, 2008 and December 31, 2007	1,647,761	5,848,754
Marketable securities owned, at fair value	19,838,480	24,220,761
Other investments	47,954,255	27,557,542
Loans receivable, net	5,725,867	1,177,763
Fixed assets, net	1,207,014	1,857,444
Deferred tax assets	10,837,970	2,626,227
Other assets	10,341,003	8,781,592

Total assets	$152,621,888	$184,711,263

Liabilities and Shareholders’ Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$5,677,683	$10,954,013
Securities sold under agreements to repurchase	—	9,135,000
Accrued compensation	21,349,724	28,154,889
Note payable	8,680,850	—
Other liabilities	3,841,555	6,261,842

Total liabilities	39,549,812	54,505,744

Minority Interest	7,951,017	14,604,692

Commitments and Contingencies
Shareholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,069,741 and 22,044,541 shares issued at December 31, 2008 and 2007; 20,470,125 and 20,626,480 shares outstanding at December 31, 2008 and 2007	22,070	22,045
Additional paid-in capital	125,939,747	121,001,922
Treasury stock (at cost, 1,599,616 and 1,418,061 shares at December 31, 2008 and 2007)	(10,710,981)	(10,884,218)
Retained earnings (accumulated deficit)	(10,129,777)	5,461,078

Total shareholders’ equity	105,121,059	115,600,827

Total liabilities and shareholders’ equity	$152,621,888	$184,711,263

See accompanying notes to consolidated financial statements

JMP Group Inc.

Consolidated Statements of Operations

		Year Ended December 31, 2007
	Year Ended December 31, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	Year Ended December 31, 2006
	Successor	Predecessor	Successor	Predecessor
Revenues
Investment banking	$27,249,421	$16,054,815	$33,221,615	$44,059,972
Brokerage	35,731,188	12,986,710	21,835,349	30,185,278
Asset management fees	11,368,966	1,218,467	3,829,996	4,530,580
Principal transactions	(4,657,068)	541,251	2,404,351	4,288,324
Interest and dividends	5,739,153	1,244,663	3,668,040	3,368,647
Other income	1,157,831	326,105	533,768	373,058

Total revenues	76,589,491	32,372,011	65,493,119	86,805,859
Expenses
Compensation and benefits	65,745,840	18,393,339	45,617,518	50,136,224
Income allocation and accretion—Redeemable Class A member interests	—	117,418,274	—	10,663,934
Administration	5,886,781	1,770,553	3,371,302	4,204,283
Brokerage, clearing and exchange fees	5,062,582	1,689,174	3,365,797	4,132,874
Travel and business development	3,472,505	1,197,440	1,930,058	4,027,947
Communications and technology	3,837,198	1,389,647	2,474,681	3,372,337
Occupancy	1,905,248	699,774	1,184,173	1,845,005
Professional fees	3,064,865	375,969	2,054,182	1,011,291
Depreciation	963,095	525,734	688,490	1,486,401
Interest and dividend expense	581,278	683,114	372,110	1,685,814
Loss provision on loans receivable	2,896,149	—	—	—
Other	19,646	(241,082)	184,682	424,504

Total expenses	93,435,187	143,901,936	61,242,993	82,990,614

(Loss) income before minority interest and income tax benefit	(16,845,696)	(111,529,925)	4,250,126	3,815,245
Minority interest	(498,404)	167,388	246,930	427,598
Income tax benefit	(5,700,952)	—	(2,536,614)	—

Net (loss) income	$(10,646,340)	$(111,697,313)	$6,539,810	$3,387,647

Net (loss) income per common share:
Basic	$(0.53)		$0.30
Diluted	$(0.53)		$0.30
Weighted average common shares outstanding:
Basic	20,210,888		21,829,544
Diluted	20,210,888		21,916,158
Net (loss) per unit—Class A common interests:
Basic		$(23.84)		$0.91
Diluted		$(23.84)		$0.89
Weighted average units outstanding—Class A common interests:
Basic		2,384,881		1,434,968
Diluted		2,384,881		1,468,117
Net (loss) per unit—Class B common interests:
Basic		$(23.84)		$0.91
Diluted		$(23.84)		$0.89
Weighted average units outstanding—Class B common interests:
Basic		2,300,000		2,300,000
Diluted		2,300,000		2,353,132

See accompanying notes to consolidated financial statements

JMP Group Inc.

Consolidated Statements of Changes in Shareholders’ and Members’ Equity

	Members’ Equity
	Class A Common Interests	Class B Common Interests	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Equity
Predecessor:

Balance, December 31, 2005	$11,861,848	$31,650,177	$90,727	$3,044,867	$46,647,619

Net income	—	—	—	3,387,647	3,387,647
Additonal paid-in capital—stock options	—	—	177,908	—	177,908
Distributions paid to Class A and Class B common interests	—	—	—	(3,461,362)	(3,461,362)

Balance, December 31, 2006	11,861,848	31,650,177	268,635	2,971,152	46,751,812

Net loss	—	—	—	(111,697,313)	(111,697,313)
Additonal paid-in capital—stock-based compensation	—	—	816,248	—	816,248
Contributions of Class A common members	401,172	—	—	—	401,172
Redeemable Class A member interests—liability to equity exchange for treasury	111,209,527	—	—	—	111,209,527
Distributions paid to Class A and Class B common interests	—	—	—	(6,679,874)	(6,679,874)

Balance, May 15, 2007	$123,472,547	$31,650,177	$1,084,883	$(115,406,035)	$40,801,572

	Shareholders’ Equity
	Common Stock		Common Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Equity
	Shares	Amount
Successor:

Balance, May 16, 2007	1,012,999	$1,013	$—	$14,227,555	$560,064	$14,788,632

Net income	—	—	—	—	6,539,810	6,539,810
Additonal paid-in capital—stock-based compensation	44,642	45	—	7,453,841	—	7,453,886
Issuance of common stock for membership interests	13,787,036	13,787	—	26,225,681	—	26,239,468
Net proceeds from issuance of common sotck in initial public offering	7,199,864	7,200	—	73,094,845	—	73,102,045
Cash dividends paid to shareholders	—	—	—	—	(1,638,796)	(1,638,796)
Purchases of shares of common stock for treasury	—	—	(10,884,218)	—	—	(10,884,218)

Balance, December 31, 2007	22,044,541	22,045	(10,884,218)	121,001,922	5,461,078	115,600,827

Net loss	—	—	—	—	(10,646,340)	(10,646,340)
Additonal paid-in capital—stock-based compensation	25,200	25	—	11,119,673	—	11,119,698
Cash dividends paid to shareholders	—	—	—		(4,031,342)	(4,031,342)
Purchases of shares of common stock for treasury	—	—	(6,921,784)	—	—	(6,921,784)
Reissuance of shares of common stock from treasury	—	—	7,095,021	(6,181,848)	(913,173)	—

Balance, December 31, 2008	22,069,741	$22,070	$(10,710,981)	$125,939,747	$(10,129,777)	$105,121,059

See accompanying notes to consolidated financial statements

JMP Group Inc.

Consolidated Statements of Cash Flows

		Year Ended December 31, 2007
	Year Ended December 31, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	Year Ended December 31, 2006
	Successor	Predecessor	Successor	Predecessor
Cash flows from operating activities:
Net (loss) income	$(10,646,340)	$(111,697,313)	$6,539,810	$3,387,647
Adjustments to reconcile net (loss) income to net cash (used in) provided by in operating activities:
Provision for doubtful accounts	19,646	(241,079)	111,368	324,504
Loss provision on loans receivable	2,896,149	—	—	—
Amortization of loan origination and commitment fees	(69,483)	—	—	—
Loan origination and commitment fees	260,000	—	—	—
Change in other investments:
Fair value	2,424,016	(430,177)	1,276,526	(2,235,768)
Incentive fees reinvested in general partnership interests	(3,666,029)	(226,953)	(465,343)	(1,005,102)
Depreciation and amortization of fixed assets	963,095	525,734	688,490	1,486,401
Write-off of fixed assets	—	—	—	132,359
Minority interest	(498,404)	167,388	246,930	427,598
Stock-based compensation expense	11,119,698	816,249	7,453,886	177,908
Deferred income taxes	(8,211,744)	—	(2,536,614)	—
Net change in operating assets and liabilities:
Decrease (increase) in receivables	3,749,895	1,421,098	1,711,500	(4,234,948)
(Increase) in marketable securities	(1,040,627)	(3,953,001)	(8,318,572)	(8,659,541)
(Increase) in restricted cash, deposits and other assets	(4,632,665)	(1,271,797)	(8,284,908)	(8,451,222)
Increase in marketable securities sold, but not yet purchased	2,323,639	1,561,160	1,911,964	7,375,349
Increase (decrease) in securities sold under agreements to repurchase	(9,135,000)	—	9,135,000	—
Increase (decrease) in accrued compensation and other liabilities	(8,487,845)	(15,189,481)	18,849,944	(2,840,126)
Increase in Redeemable Class A member interests	—	98,696,930	—	1,397,016

Net cash (used in) provided by operating activities	(22,631,999)	(29,821,242)	28,319,981	(12,717,925)

Cash flows from investing activities:
Purchases of fixed assets	(312,665)	(60,416)	(385,850)	(321,970)
Purchases of other investments	(19,686,450)	(700,000)	(12,288,858)	(2,374,055)
Sales of other investments	5,161,783	251,696	270,084	4,167,584
Cash associated with deconsolidation of investment	(7,016,482)	—	—	—
Funding of loans receivable	(7,956,770)	—	(3,000,000)	(3,000,000)
Repayment of loan receivable	322,000	—	625,000	3,000,000
Repayment of note receivable	335,272	—	—	—

Net cash (used in) provided by investing activities	(29,153,312)	(508,720)	(14,779,624)	1,471,559

Cash flows from financing activities:
Proceeds from issuance of note payable	8,680,850	14,500,000	—	—
Repayment of note payable	—	—	(14,500,000)
Proceeds from initial public offering, net of expenses	—	—	73,102,045	—
Distributions paid to Class A and Class B common interests	—	(6,679,874)	—	(3,461,362)
Cash dividends paid to shareholders	(4,031,342)	—	(1,638,796)	—
Purchases of shares of common stock for treasury	(6,921,784)	—	(10,884,218)	—
Capital contributions of minority interest members and shareholders	1,416,757	200,000	9,583,014	5,452,000
Dividends paid to minority interest shareholders	(224,254)	—	(155,660)	(140,140)

Net cash (used in) provided by financing activities	(1,079,773)	8,020,126	55,506,385	1,850,498

Net (decrease) increase in cash and cash equivalents	(52,865,084)	(22,309,836)	69,046,742	(9,395,868)
Cash and cash equivalents, beginning of period	99,127,043	52,328,804	30,080,301	61,724,672

Cash and cash equivalents, end of period	$46,261,959	$30,018,968	$99,127,043	$52,328,804

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$357,706	$1,033,937	$173,788	$1,403,652
Cash paid during the period for taxes	$6,729,517	$—	$380,821	$—
Non-cash financing activities:
Issuance of Class A common interests	$—	$401,172	$—	$—
Issuance of JMPRT common stock	$—	$20,800	$—	$—
Dividends distributed by JMPRT to minority interest shareholders in the form of participation interest	$—	$—	$1,197,238	$—

See accompanying notes to consolidated financial statements

JMP GROUP INC.

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

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

2. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements and accompanying notes present the consolidated financial condition of the Successor as of December 31, 2008 and December 31, 2007. Consolidated results of operations and cash flows are presented for the Successor for the year ended December 31, 2008 and for the period from May 16, 2007 to December 31, 2007 (post-Reorganization) and for the Predecessor for the period January 1, 2007 through May 15, 2007 (pre-Reorganization) and for the year ended December 31, 2006. The Reorganization in connection with the initial public offering resulted in a combination of the Predecessor (JMP Group LLC) and JMP Holdings Inc. (now JMP Group Inc.), whose financial statements had not been combined with those of the Predecessor prior to May 16, 2007 for reporting purposes. Therefore, the Successor’s consolidated financial statements as of May 16, 2007 include the accounts of both JMP Group LLC and JMP Group Inc. The consolidated accounts of the Predecessor include the wholly-owned subsidiaries, JMP Securities and HCS, the indirectly wholly-owned subsidiary, JMP Capital LLC (“JMP Capital”), through which the Company conducts certain principal investing activities, and the partially-owned subsidiaries, JMP Realty Trust (“JMPRT”), Harvest Consumer Partners (“HCP”) and Harvest Technology Partners (“HTP”). The consolidated accounts of the Successor include the wholly-owned subsidiaries, JMP Securities and HCS, the indirectly wholly-owned subsidiary, JMP Capital, and the partially-owned subsidiaries, JMPRT, HCP (through November 30, 2008), HTP (through July 31, 2008) and Opportunity Acquisition Corp., a special purpose acquisition corporation, or “SPAC”, formed for the purpose of acquiring one or more businesses through a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination. The Company is the sponsor of the SPAC. All material intercompany accounts and transactions have been eliminated in consolidation.

Minority interest in the consolidated statements of financial condition relates to the interest of third parties in JMPRT, HCP (through November 30, 2008), HTP (through July 31, 2008) and SPAC.

HCP had been consolidated in the Company’s financial statements, with a minority interest being recorded, since its inception in January 2006 through November 30, 2008, due to the Company’s and related parties’ ownership and resulting control of HCP. As a result of the admission of additional outside limited partners, effective December 1, 2008 HCP has been deconsolidated from the Company’s financial statements and the investment in HCP is accounted for under the equity method of accounting.

HTP had been consolidated in the Company’s financial statements, with a minority interest being recorded, since its inception in January 2006 through July 31, 2008, due to the Company’s and related parties’ ownership and resulting control of HTP. As a result of the admission of additional outside limited partners, effective August 1, 2008 HTP has been deconsolidated from the Company’s financial statements and the investment in HTP is accounted for under the equity method of accounting.

In addition to HTP and HCP, HCS currently manages several other asset management limited partnerships and is a general partner of each. The partnership agreements for these asset management funds provide for the right of the limited partners to remove the general partners by a simple majority vote of the unaffiliated limited partners. This right satisfies all of the criteria enumerated in paragraph 7.b. of Emerging Issues Task Force Issue No. 04-5 (“EITF 04-5”), Determining whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, because the right is not subject to: (i) conditions that make it unlikely it will be exercisable; (ii) financial penalties or significant operational barriers to dissolution or liquidation of the funds; (iii) the absence of an adequate number of qualified replacement general partners; (iv) the absence of an explicit, reasonable mechanism by which the limited partners can call for and conduct a vote to exercise the right; and (v) the inability to obtain information necessary to exercise the right. As a result, consolidation of these asset management funds is not required.

JMPRT is a real estate investment trust that was formed in June 2006. As of December 31, 2008, the Company owned 49.5% of JMPRT and certain employees owned 20.1%. JMPRT is managed by HCS. Because of its current ownership and management position, the Company consolidates JMPRT and records minority interest as of December 31, 2008. On January 2, 2009, all of the assets of JMP Realty Trust were transferred to Harvest Mortgage Opportunities Partners (“HMOP”), a hedge fund managed by HCS. HMOP is a Delaware limited partnership organized for the purposes of investing in real estate-related assets which may include investments in residential or commercial mortgages or loans, real estate and other assets, loans and participation in loans of all types, other specialty mortgage products, and securities. HCS is the general partner of HMOP. The partnership agreements for HMOP provide for the right of the limited partners to remove the general partners by a simple majority vote of the unaffiliated limited partners. This right satisfies all of the criteria enumerated in paragraph 7.b. of Emerging Issues Task Force Issue No. 04-5 (“EITF 04-5”), Determining whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, as described above. As a result of these substantive kick-out rights, consolidation of HMOP is not required as of January 2, 2009. In connection with the above reorganization, the Company deconsolidated JMPRT effective January 2, 2009.

On January 18, 2008, JMP Group Inc. and certain unconsolidated affiliates made an investment in convertible preferred stock of New York Mortgage Trust, Inc. (“NYMT”), a publicly traded real estate investment trust engaged in the investment management of mortgage-backed securities and high credit quality residential adjustable rate mortgage loans. Such investment by JMP Group Inc. and affiliated entities was $20.0 million in total, comprised of $5.0 million by JMP Group Inc., $5.0 million by certain funds managed by HCS, and $10.0 million from JMPRT, the Company’s consolidated subsidiary. In addition, JMP Group Inc. invested $4.5 million in the common stock of NYMT on February 14, 2008 through a private investment public equity (PIPE) transaction. Because of its current ownership and management position, the Company does not consolidate NYMT. As the Company accounts for its investment in NYMT in accordance with Statement of Financial Accounting Standards (SFAS) 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”), disclosure of summarized financial information of NYMT in the Company’s consolidated financial statements is required under paragraph 20d of APB Opinion No. 18. As the Company is an accelerated filer, and NYMT is deemed to be a significant subsidiary of the Company under such opinion but outside the control of the Company and a non-accelerated filer, the summarized financial information of NYMT will be disclosed by the Company in a 10-K/A, to be filed promptly after NYMT files its 10-K.

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

Revenue Recognition

Investment banking revenues

Investment banking revenues consist of underwriting revenues, strategic advisory revenues and private placement fees, and are recorded when the underlying transaction is completed under the terms of the relevant agreement. Underwriting revenues arise from securities offerings in which the Company acts as an underwriter and include management fees, selling concessions and underwriting fees, net of related syndicate expenses. Management fees and selling concessions are recorded on the trade date, which is typically the day of pricing an offering (or the following day) and underwriting fees, net of related syndicate expenses, at the time the underwriting is completed and the related income is reasonably determinable. For these transactions, management estimates the Company’s share of the transaction-related expenses incurred by the syndicate, and recognizes revenues net of such expense. On final settlement, typically 90 days from the trade date of the transaction, these amounts are adjusted to reflect the actual transaction-related expenses and the resulting underwriting fee. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. If management determines that a transaction is likely not to be completed, deferred expenses related to that transaction are expensed at that time. Strategic advisory revenues primarily include success fees on closed merger and acquisition transactions, as well as retainer fees, earned in connection with advising on both buyers’ and sellers’ transactions. Fees are also earned for related advisory work and other services such as providing fairness opinions and valuation analyses. Strategic advisory revenues are recorded when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially complete, the fees are determinable and collection is reasonably assured. Private placement fees are related to non-underwritten transactions such as private placements of equity securities, private investments in public equity (“PIPE”), Rule 144A private offerings and trust preferred securities offerings and are recorded on the closing date of the transaction. Unreimbursed expenses associated with strategic advisory and private placement transactions, net of client reimbursements, are recorded in the Consolidated Statements of Operations within various expense captions other than compensation expense.

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

Principal transactions

Principal transaction revenues include realized and unrealized net gains and losses resulting from our principal investments in equity and other securities for the Company’s account and in equity-linked warrants received from certain investment banking assignments, as well as limited partner investments in private funds managed by third parties and our investment in NYMT. Principal transaction revenues also include earnings (or losses) attributable to investment partnership interests held by our asset management subsidiary, HCS, which are accounted for using the equity method of accounting.

The Company’s principal transaction revenues for these categories for the years ended December 31, 2008, 2007 and 2006 are as follows:

		Year Ended December 31, 2007
	Year Ended December 31, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	Year Ended December 31, 2006
	Successor	Predecessor	Successor	Successor
Equity and other securities	$(6,766,367)	$(135,301)	$659,496	$2,163,542
Warrants and other investments	124,085	11,904	(25,009)	(95,754)
Investment partnerships	1,985,214	664,648	1,769,864	2,220,536

Total principal transaction revenues	$(4,657,068)	$541,251	$2,404,351	$4,288,324

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

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities or remaining maturities upon purchase of three months or less to be cash equivalents. The Company holds cash in financial institutions in excess of the FDIC insured limits. The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk.

Restricted Cash and Deposits

Restricted cash consists of proceeds from short sales deposited with brokers that cannot be removed unless the securities are delivered. Deposits consist of cash on deposit for operating leases as well as cash on deposit with JMP Securities’ clearing broker. At each of December 31, 2008 and 2007, the Company had $255,336 of cash on deposit with JMP Securities’ clearing broker.

Receivable from Clearing Broker

The Company clears customer transactions through another broker-dealer on a fully disclosed basis. At each of December 31, 2008 and 2007, the receivable from clearing broker consisted solely of commissions related to securities transactions.

Investment Banking Fees Receivable

Investment banking fees receivable include receivables relating to the Company’s investment banking or advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis. The allowance for doubtful accounts related to investment banking fee receivable was $78,579 and $156,004 at December 31, 2008 and 2007, respectively. The following table summarizes activities in the allowance for doubtful accounts for the years ended December 31, 2008 and 2006 as well as for the period from January 1, 2007 through May 15, 2007 and the period from May 16, 2007 through December 31, 2007.

Allowance for Doubtful Accounts		Balance at Beginning of Period	Additions/ Recoveries Charged to Expenses	Deductions	Balance at End of Period
Year ended December 31, 2008	Successor	$156,004	$19,646	$(97,071)	$78,579
May 16, 2007 through December 31, 2007	Successor	23,730	184,682	(52,408)	156,004
January 1, 2007 through May 15, 2007	Predecessor	294,905	(241,082)	(30,093)	23,730
Year ended December 31, 2006	Predecessor	69,416	424,504	(199,015)	294,905

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements are accounted for as collateralized financing transactions. The liabilities that result from these agreements are recorded in the Consolidated Statements of Financial Condition at the amounts at which the securities were sold. As of December 31, 2008 there were no securities sold under repurchase agreements. As of December 31, 2007, the Company pledged owned quasi-government agency securities as collateral for a repurchase agreement outstanding at such time. Interest expense is recorded on an accrual basis and is recorded in the Consolidated Statements of Operations.

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

Substantially all of the Company’s financial instruments, except for loans receivable, are recorded at fair value or amounts that approximate fair value. Marketable securities owned, Other investments, including warrant positions and investments in partnerships in which HCS is the general partner, and Marketable securities sold, but not yet purchased, are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item Principal transactions in the accompanying Consolidated Statements of Operations.

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

Also included in other investments are convertible preferred stock of NYMT, and warrants on public and private common stock. The investment in NYMT convertible preferred stock is based on a fair value estimate using the Black-Scholes credit adjusted valuation model on Bloomberg. The warrants on public and private common stock are generally received as a result of investment banking transactions and are valued at estimated fair value as determined by management. Warrants owned are valued at the date of issuance and marked-to-market as of each reporting period. Estimated fair value is determined using the Black-Scholes Options Valuation methodology adjusted for active market and other considerations on a case-by-case basis.

The aforementioned fair value methods represent the Company’s best estimate of exit price as defined by SFAS 157.

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”) as of January 1, 2008. SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in the Consolidated Statements of Operations. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.

We elected to apply the fair value option to the following financial assets:

•	Investment in NYMT convertible preferred stock; and

•	Investment in NYMT common stock

Dividends received during the year ended December 31, 2008 on NYMT stock of $1.8 million are recorded in interest and dividends on our Consolidated Statement of Operations. There was no adjustment recorded to retained earnings related to the adoption of SFAS 159.

Loans Receivable

Loans receivable include loans held-for-investment and are carried at their unpaid principal balance, net of any reserves for credit losses or deferred loan origination or commitment fees. For loans receivable classified as held-for-investment, we establish and maintain reserves for credit losses based on management’s estimate of credit losses in our loans as of each reporting date. The Company records a reserve against loans receivable on a specific identification basis. Loans are charged off at the maturity of the loan against the reserve for credit losses if the principal is deemed not recoverable within a reasonable timeframe. Loan origination and commitment fees are deferred and recognized into Interest and Dividends income in the Consolidated Statements of Operations over the life of the related loan. The Company does not accrue interest on loans which are in default for more than 90 days.

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

Income Taxes

The Successor, JMP Group Inc., accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets and liabilities based upon the temporary differences between the financial reporting and tax bases of the assets and liabilities. Valuation allowances are established when necessary to reduce the deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. The necessity for a valuation allowance is assessed on a quarterly basis. The Predecessor, JMP Group LLC, was a limited liability company and was treated as a partnership for federal and state income tax purposes. Therefore, the Predecessor was not subject to federal and state income taxes, and accordingly, did not provide for the federal and state income taxes in the financial statements, but it was liable for state and local unincorporated business tax or franchise tax.

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

Treasury Stock

The Company accounts for treasury stock under the cost method, using an average cost flow assumption, and includes treasury stock as a component of shareholders’ equity.

Reclassification

Certain balances from prior years have been reclassified in order to conform to the current year presentation. The reclassifications had no impact on the Company’s financial position, net income or cash flows.

3. Recent Accounting Pronouncements

SFAS No. 141(R), Business Combinations (“SFAS 141R”). In December 2007 the FASB issued SFAS 141R, which requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R will have a material impact on its consolidated financial position or results of operations.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). In December 2007 the FASB issued SFAS 160, which requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 applies to all fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. As discussed in Note 2 to the consolidated financial statements, the Company deconsolidated JMPRT effective January 2, 2009. The Company expects the deconsolidation of JMPRT and the adoption of SFAS 160 will have an immaterial effect on the financial statements for the first quarter of 2009.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). In March 2008, the FASB issued SFAS No. 161, which requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for the first interim or annual period beginning after November 15, 2008. Early application is permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements. The Company does not expect the adoption of SFAS 141R will have a material impact on its consolidated financial position or results of operations.

Financial Staff Positions (“FSP”) SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). In February 2008, the FASB issued FSP 157-2 which delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We do not believe the adoption of those provisions of SFAS 157, for which effectiveness was delayed by FSP 157-2, will have a material effect on our consolidated financial position or results of operations.

FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). In October 2008, the FASB issued FSP 157-3, which clarifies the application SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provisions of FSP-157-3 effective September 30, 2008. The implementation of FSP 157-3 did not affect the Company’s fair value measurements of financial assets as of December 31, 2008 and had no impact on the results of operations or financial condition.

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

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. A description of the valuation techniques utilized for the fair value of the financial instruments in this category is as follows:

•	General partner investment in funds of funds and limited partner investment in private equity fund: determined by net asset value provided by general partners;

•	Investment in NYMT convertible preferred stock: determined by the Company using the Black-Scholes credit adjusted valuation model on Bloomberg; and

•	Warrants: determined by the Company using the Black-Scholes Options Valuation model.

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to SFAS 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as “Level 3.”

The following tables provide fair value information related to the Company’s financial assets and liabilities at December 31, 2008 and 2007:

	Assets at Fair Value as of
	December 31, 2008
	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Marketable securities owned:
Equity securities	$11,976,235	$—	$—	$11,976,235
Quasi-government agency securities	7,862,245	—	—	7,862,245

Total marketable securities owned	$19,838,480	$—	$—	$19,838,480

Other investments:
General partner investment in hedge funds	$—	$29,766,076	$—	$29,766,076
General partner investment in funds of funds	—	—	3,678,073	3,678,073

Total general partner investment in funds	—	29,766,076	3,678,073	33,444,149
Limited partner investment in private equity fund	—	—	2,516,115	2,516,115
Investment in NYMT convertible preferred stock (1)	—	—	11,686,650	11,686,650
Warrants	—	—	307,341	307,341

Total other investments	$—	$29,766,076	$18,188,179	$47,954,255

(1)	Carried in the Consolidated Statements of Financial Condition at fair value in accordance with SFAS 159.

	Liabilities at Fair Value as of
	December 31, 2008
	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Marketable securities sold, but not yet purchased	$5,677,683	$—	$—	$5,677,683

The following tables provide a reconciliation of the beginning and ending balances for the assets at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

	Balance as of December 31, 2007	Purchases/ (sales), net	Total gains and (losses) (realized and unrealized)	Transfers in/(out) of Level 3	Balance as of December 31, 2008	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$4,460,971	$—	$(782,898)	$—	$3,678,073	$(782,898)
Limited partner investment in private equity fund	2,282,582	205,600	27,933	—	2,516,115	27,933
Investment in NYMT convertible preferred stock	—	15,000,000	(3,313,350)	—	11,686,650	(3,313,350)
Warrants	300,503	—	6,838	—	307,341	6,838

Total Level 3	$7,044,056	$15,205,600	$(4,061,477)	$—	$18,188,179	$(4,061,477)

Total gains and losses represent the total gains and/or losses (realized and unrealized) recorded for the Level 3 assets and are reported in Principal Transactions in the accompanying Consolidated Statements of Operations.

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

The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to Level 3 assets still held at the end of the period were reported in Principal Transactions in the accompanying Consolidated Statements of Operations. The change in unrealized gains and losses are partially offset by realized gains and losses during the period.

Included in other investments are investments in partnerships in which one of the Company’s subsidiaries is the investment manager and general partner. The Company accounts for these investments using the equity method as described in Note 2. The Company’s proportionate share of those investments is included in the table above. In addition, other investments include warrants, and two investments in funds managed by third parties.

5. Loans Receivable

Loans receivable at December 31, 2008 and 2007 is comprised of principal investments in the form of two loan notes and advances on two non-revolving credit note commitments.

Loans receivable includes a participation interest in a loan made by JMPRT to a client during 2007. The loan is collateralized by real estate related assets, and bears interest at the rate of 20% per annum, payable monthly in arrears. The principal of the loan was due and payable on December 1, 2007, but was extended until September 2008 for an additional fee at the borrower’s option and in connection with a partial repayment. At December 31, 2008, the loan balance of $855,763 was in default and we recorded a loan loss provision of

$427,882 in the third quarter of 2008. In addition, in the third quarter of 2008, the Company made a $4.2 million loan to a private commercial mortgage originator in the form of a note and warrants.

The Company has advanced an aggregate of $3.8 million through December 31, 2008 on $7.0 million in non-revolving credit note commitments. The loan notes and non-revolving credit note commitments bear interest at rates from 12% to 20% per annum with maturity dates ranging from one to five years. At December 31, 2008 and 2007, $3.4 million and $0 million of the aggregate amount of loans receivable were on non accrual status.

As of December 31, 2008, 2007 and 2006, the Company had a loan loss reserve of $2.9 million, $0 million and $0 million, respectively, recorded against loans receivable. For any of the periods reported there were no direct write-downs charged to the loan loss reserve or amounts recovered. In addition, loans receivable are reported net of $190,517 and $0 in deferred loan origination and commitment fees as of December 31, 2008 and 2007.

The following table summarizes the loans receivable on the Consolidated Statements of Financial Condition at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
	Successor
Loans receivable	$8,812,533	$1,177,763
Reserve for credit losses	(2,896,149)	—
Deferred loan fees	(190,517)	—

Total loans receivable, net	$5,725,867	$1,177,763

The Company determined the fair value of loans receivable to be $6.0 million and $1.2 million as of December 31, 2008 and 2007 respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

6. Fixed Assets

At December 31, 2008 and 2007, fixed assets consisted of the following:

	December 31, 2008	December 31, 2007
	Successor
Furniture and fixtures	$1,363,429	$1,314,278
Computer and office equipment	3,247,255	2,994,005
Leasehold improvements	2,320,339	2,320,338
Software	490,194	479,931
Less: accumulated depreciation	(6,214,203)	(5,251,108)

Total fixed assets, net	$1,207,014	$1,857,444

Depreciation expense for the years ended December 31, 2008 and 2006 was $963,095 and $1,486,401, respectively. Depreciation expense for the period from January 1, 2007 through May 15, 2007 and the period from May 16, 2007 through December 31, 2007 was $525,734 and $688,490, respectively.

7. Note Payable

Note payable consists of the revolving and term loans related to the Company’s credit facility with City National Bank (the “Lender”) entered into on August 3, 2006.

On December 31, 2008, the Company entered into Amendment Number Three to Credit Agreement (the “Third Amendment”), which amends certain provisions of the Credit Agreement, dated as of August 3, 2006, by and between the Company and the Lender, as amended by Amendment Number One to Credit Agreement, dated as of December 17, 2007 and as further amended by Amendment Number Two to Credit Agreement, dated as of March 27, 2008 (collectively, the “Credit Agreement”).

The Third Amendment converted the Company’s outstanding revolving loans of $8.7 million into a single term loan as of December 31, 2008. The term loan will be repaid in equal quarterly payments commencing on March 31, 2009 through December 31, 2013 and bears interest at the prime rate or LIBOR plus 2.25. The Third Amendment also provided that of the original $30.0 million revolving line of credit, $21.0 million remains available under the revolving portion of the Credit Agreement and the annual interest rate provisions of the Credit Agreement are increased from the prime rate minus 1.25% to the prime rate and from LIBOR plus 1.25% to LIBOR plus 2.25%. The Lender will continue to provide revolving loans of up to $21.0 million through December 31, 2010, on which date the then existing revolving loans will convert into term loans.

The Company had undrawn amounts of $21.0 million and $30.0 million under the revolving line of credit with the Lender at December 31, 2008 and 2007, respectively. Each draw bears interest at the prime rate or LIBOR plus 2.25% after December 31, 2008 and at the prime rate less 1.25% or LIBOR plus 1.25% prior to that date.

The following table shows the repayment schedules for the principal portion of the term loan at December 31, 2008:

2009	$1,736,170
2010	1,736,170
2011	1,736,170
2012	1,736,170
2013	1,736,170
Thereafter	—

$8,680,850

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the facility, which would permit the bank to terminate our note and require the immediate repayment of any outstanding principal and interest. The Third Amendment modified the financial covenants in the Credit Agreement to remove both the minimum requirement of Net Income (as defined in the Credit Agreement) and the minimum requirement of EBITDA (as defined in the Credit Agreement). The Third Amendment also removed the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) and added a new financial covenant regarding the Company’s liquidity. At December 31, 2008, the Company was in compliance with the loan covenants.

In connection with the Third Amendment, the Company paid to the Lender an amendment fee of $74,202. The term loan is collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

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

Redeemable Class A member interests were accounted for as stock-based compensation under SFAS 123 until December 31, 2005 and under SFAS 123R thereafter. Each holder of Redeemable Class A member interests was a party to the Operating Agreement, which provided that an employee member could elect to redeem all, but not less than all, of their Redeemable Class A member interests without the Predecessor’s consent in connection with such person’s resignation from the Predecessor. Because the redemption feature permitted the employee to avoid bearing the risks and rewards normally associated with equity share ownership for a reasonable period of time and gave the Predecessor no discretion to avoid transferring its cash or assets to the employee if the employee elected redemption, the Redeemable Class A member interests were classified as a liability by the Predecessor. The liability amount for the Redeemable Class A member interests was measured at each balance sheet date based on the redemption amounts for the Class A member interests. The redemption amount for an employee member was the amount the Predecessor was required to pay to an employee member upon resignation to redeem all his Redeemable Class A member interests as provided by the Operating Agreement. Management determined that member interests would be redeemed at an amount equal to the capital account of such employee member as maintained by the Predecessor. The pro rata share of the Predecessor’s income allocated to Redeemable Class A member interests and any additional changes in the redemption amount of Redeemable Class A member interests were recorded as “Income allocation and accretion—Redeemable Class A member interests” in the Predecessor’s Consolidated Statements of Operations.

The following table summarizes the activity for the Redeemable Class A member interests for the period from January 1 through May 15, 2007:

Balance, December 31, 2006	$12,913,769
Contributions	2,375,442
Redemptions	(3,479,800)
Income allocation and accretion	117,418,274
Distributions	(18,018,158)
Liability to equity exchange	(111,209,527)

Balance, May 15, 2007	$—

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

Stock Repurchase Program

The Company’s board of directors authorized in August and November 2007 a 1.5 million share repurchase program, which was fully executed as of January 18, 2008. On March 10, 2008, the Company’s board of directors authorized the buyback of an additional 2.0 million shares during the subsequent eighteen months.

During the year ended December 31, 2008, the Company repurchased 1,178,417 shares of the Company’s common stock at an average price of $5.87 per share for an aggregate purchase price of $ 6,921,783. The repurchases made during the year ended December 31, 2008 included 300,367 shares repurchased in connection with employee stock plans, whereby the Company’s shares were tendered by employees for the payment of applicable statutory withholding taxes.

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

In January, 2007, a total of 75,000 options to purchase Class B common interests were granted to several members and non-member employees of the Predecessor. The options have an exercise price of $12.50 per share, and an exercise period of seven years. These options became vested and immediately exercisable on an accelerated basis in connection with the Reorganization. The fair value of each employee option was estimated on the grant date as $3.01 by using the Black-Scholes Option Valuation methodology with the following assumptions: expected life of options of 4.75 years, risk-free interest rate of 4.67%, expected dividend yield of 4.0% and volatility of 31.2%.

In connection with the Reorganization, all outstanding options to purchase Class B common interests were exchanged into options of the Successor’s common stock and the Company accelerated the vesting of 1,335,000 stock options granted in December 2006 and January 2007.

The following table summarizes the stock option activity for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
	Shares Subject to Option	Weighted Average Exercise Price	Shares Subject to Option	Weighted Average Exercise Price	Shares Subject to Option	Weighted Average Exercise Price
Balance, beginning of year	2,384,890	$11.47	2,639,940	$11.45	1,242,140	$10.20
Granted	—	$—	75,000	$12.50	1,420,000	$12.50
Exercised	—	$—	—	$—	—	$—
Forfeited	(31,450)	$10.00	(239,038)	$11.15	(22,200)	$10.00
Expired	(266,450)	$12.20	(91,012)	$12.33	—	$—

Balance, end of period	2,086,990	$11.40	2,384,890	$11.47	2,639,940	$11.45

Options exercisable at end of period	1,826,393	$11.56	1,844,745	$11.85	342,485	$10.73

The following table summarizes the stock options outstanding as well as stock options vested and exercisable as of December 31, 2008 and 2007:

	As of December 31, 2008
	Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Average Intrinsic Value
$10.00 – $15.00	2,086,990	5.80	$11.40	$—	1,826,393	5.66	$11.56	$—

	As of December 31, 2007
	Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Average Intrinsic Value
$10.00 – $15.00	2,384,890	6.75	$11.47	$—	1,844,745	6.44	$11.85	$—

In accordance with the requirements of SFAS 123R and FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, the Successor and the Predecessor recognize stock-based compensation expense for stock options over the graded vesting period of the options using the accelerated attribution method, resulting in compensation expense as follows:

		Year Ended December 31, 2007
	Year Ended December 31, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	Year Ended December 31, 2006
	Successor	Predecessor	Successor	Predecessor
Compensation expense recognized related to stock options	$38,729	$740,120	$3,251,904	$177,908

Included in compensation expense in the table above is stock-based compensation expense of $3,211,835 that the Successor recognized in connection with the initial public offering in May 2007, resulting from the acceleration of the vesting of 1,335,000 stock options. The Company recognized income tax expense (benefits) of $274,192 and $(1,522,006) related to stock options for the years ended December 31, 2008 and 2007, respectively. There were no stock options exercised in the years ended December 31, 2008, 2007 and 2006. As a result, the Company did not recognize any current income tax benefits from exercise of stock options during these periods.

As of December 31, 2008, there was $30,798 of unrecognized compensation expense related to stock options expected to be recognized over a weighted average period of 1.34 years.

Restricted Stock Units

Under the JMP Group 2007 Equity Award Plan, the Company has granted restricted stock units (“RSUs”) to employees and non-employee directors at no cost to the recipient. An RSU entitles the recipient to receive a share of common stock after the applicable restrictions lapse. These awards are generally subject to vesting schedules and continued employment with the Company. Some of these awards are also subject to post vesting lockup restrictions. In the event of a change in control or corporate transactions, or if the vesting of all or certain of the RSUs are otherwise accelerated, the RSUs will vest immediately prior to the effective date of such an event.

On January 16, 2008, the Company awarded 1,558,246 RSUs to all eligible employees as part of the Company’s 2007 annual bonus compensation process. The total fair value of these awards on grant date was $9,128,218. The fair value per unit was based on the market value of the underlying stock on grant date, discounted for post vesting restrictions and future dividends not expected to be received by unvested RSUs over the vesting period. The valuation methodology included an initial assumed expected dividend yield of 3.0%, and a risk-free discount rate of 2.57%. Discounts for post-vesting restrictions were calculated using the Finnerty Model, which was developed to estimate the impact of transfer restrictions on stock prices based on empirical studies.

These RSUs were awarded in three separate tranches. The first tranche of 773,210 units were scheduled to vest 50% on each of the first and second anniversary of the grant date, and the second tranche of 170,104 units were scheduled to vest 50% on the second anniversary and 25% on each of the third and fourth anniversary of the grant date. On December 22, 2008, the Company’s Board of Directors approved amendments to, and the immediate acceleration of these units. These units are subject to a lockup period until January 15, 2012. The third tranche of 614,930 units were not accelerated and will vest 100% on the fourth anniversary of the grant date and is subject to a lockup period until January 15, 2014.

On May 8, 2008, the Company awarded 36,000 RSUs to two new outside directors. Of these units, 33% vested immediately on grant date, with the remaining balance vesting 33% on each of the two subsequent anniversaries. The fair value of theses units was $6.80 per share and was calculated based on the market value of the underlying stock on grant date, discounted for future dividends expected not to be received by unvested RSUs over the vesting period. There is no lockup period for these units.

In 2008, a total of 75,233 additional RSUs were granted to employees. 60,000 of these units will vest on the fourth anniversary of the grant date. The remaining units consist of one tranche of 11,818 units which were accelerated on December 22, 2008 and are subject to a lock-up period until August 15, 2012, and one tranche of 3,415 units which will vest 25%, 35% and 40% on the second, third and fourth anniversary of the grant date and are not subject to lock-up. The fair values of these units were calculated based on the market values of the underlying stock on the respective grant dates, discounted for future dividends expected not to be received by unvested RSUs over the vesting period.

On December 22, 2008, the Company’s Board of Directors approved amendments to, and the immediate acceleration of the vesting of 990,862 RSUs that were granted in 2007 and 2008 to 78 employees, including each of the Company’s named executive officers, under the Company’s 2007 Equity Incentive Plan. These vested RSUs remain subject to the terms and conditions of the applicable restricted stock unit agreement, which include lockup provisions and potential forfeiture if the holder breaches certain covenants, including non-competition covenants.

The following table summarizes the RSU activity for the years ended December 31, 2008 and 2007:

	Year Ended December 31, 2008		Year Ended December 31, 2007
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, beginning of year	1,943,336	$10.30	—	$—
Granted	1,669,477	5.84	2,096,438	10.30
Vested	(1,022,062)	6.26	(44,642)	10.00
Forfeited	(325,459)	9.55	(108,460)	10.43

Balance, end of period	2,265,292	$8.94	1,943,336	$10.30

The Company recognizes compensation expense over a graded vesting period using the accelerated attribution method. The following table provides compensation expenses recognized on RSUs for the years ended December 31, 2008, 2007 and 2006:

		Year Ended December 31, 2007
	Year Ended December 31, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	Year Ended December 31, 2006
	Successor	Predecessor	Successor	Predecessor
Compensation expense recognized related to RSUs	$11,080,957	$76,129	$4,201,980	$—

Included in the table above is compensation expense related to RSUs awarded in connection with the initial public offering date of $3,900,188 and $3,992,583 and compensation expense related to the RSUs awarded after the initial public offering of $7,180,769 and $285,526 for the years ended December 31, 2008 and 2007, respectively. In addition, compensation expense for the year ended December 31, 2008 included additional compensation expense related to future periods of $2,567,408 as a result of the accelerated vesting of RSUs described above. The Company recognized income tax benefits of $3,964,015 and $1,743,158 related to RSUs for the years ended December 31, 2008 and 2007, respectively.

As of December 31, 2008 and 2007, there was $11,848,379 and $16,203,802 of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 2.50 years and 3.25 years, respectively.

11. Net Income (Loss) per Share of Common Stock and Net Income (Loss) per Unit Attributable to Class A and Class B Common Interests

The Company calculates its net income (loss) per share, and the Predecessor calculated its net income (loss) per unit attributable to Class A and Class B common interests, in accordance with SFAS No. 128, Earnings per Share.

Basic net income (loss) per share for the Company is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share is calculated by adjusting the weighted average number of outstanding shares to reflect the potential dilutive impact as if all potentially dilutive stock options or RSUs were exercised or converted under the treasury stock method. However, for periods in which we have a net loss the effect of outstanding stock options or RSUs is anti-dilutive and, accordingly, is excluded from the calculation of diluted loss per share.

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

The computations of basic and diluted net income (loss) per share and basic and diluted net income (loss) per unit for the years ended December 31, 2008, 2007 and 2006 are shown in the table below:

		Year Ended December 31, 2007
	Year Ended December 31, 2008	January 1, 2007 through May 15, 2007		May 16, 2007 through December 31, 2007	Year Ended December 31, 2006
	Successor	Predecessor		Successor	Predecessor
		Class A Common	Class B Common		Class A Common	Class B Common
Numerator:
Net (loss) income	$(10,646,340)	$(56,860,528)	$(54,836,785)	$6,539,810	$1,301,528	$2,086,119

Denominator:
Basic weighted average Class A and Class B common units outstanding		2,384,881	2,300,000		1,434,968	2,300,000

Basic weighted average shares outstanding	20,210,888			21,829,544

Effect of potential dilutive securities:
Options to purchase Class B common interests	—	—	—	—	33,149	53,132
Options to purchase common shares	—	—	—	—	—	—
Restricted stock units	—	—	—	86,614	—	—

Diluted weighted average Class A and Class B common units outstanding		2,384,881	2,300,000		1,468,117	2,353,132

Diluted weighted average shares outstanding	20,210,888			21,916,158

Net (loss) per unit attributable to Class A and Class B common interests
Basic		$(23.84)	$(23.84)		$0.91	$0.91
Diluted		$(23.84)	$(23.84)		$0.89	$0.89
Net (loss) income per share
Basic	$(0.53)			$0.30
Diluted	$(0.53)			$0.30

Stock options to purchase 2,242,828 shares of common stock for the year ended December 31, 2008 were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common units or diluted weighted-average common shares outstanding. In addition, restricted stock units for 3,285,568 shares of common stock for the year ended December 31, 2008 were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

Stock options to purchase 2,473,869 shares of common stock for the period May 16 through December 31, 2007, respectively, as well as 1,474,677 Class B common interests for the period January 1 through May 15, 2007, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common units or diluted weighted-average common shares outstanding.

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

For the year ended December 31, 2006 there was no Series A convertible preferred units outstanding.

12. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the United States Internal Revenue Service. There were no contributions by the Company during the years ended December 31, 2008, 2007 and 2006.

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

As a result of the Reorganization, JMP Group Inc. (formerly JMP Holdings Inc.) succeeded to the business of the Predecessor. The Company is subject to U.S. federal and state income taxes on all taxable income earned subsequent to May 15, 2007 by JMP Group LLC and its subsidiaries. As a result of the Reorganization, upon the change of tax status of JMP Group LLC from a partnership to a wholly-owned disregarded entity of the Company, the Company recognized a one-time tax benefit of $4,084,993 in connection with the establishment of net deferred tax items of $10,169,354. For the year ended December 31, 2008, the Company recorded a total tax benefit of $5,700,952 which included a benefit adjustment of $353,805 to the $4,084,993 one-time tax benefit recorded in 2007.

The components of the Company’s income tax benefit for the year ended December 31, 2008 and the period from May 16, 2007 through December 31, 2007 is as follows:

	Year ended December 31, 2008	May 16, 2007 through December 31, 2007
	Successor	Successor
Federal	$1,987,814	$—
State	522,978	—

Total current income tax expense	2,510,792	—
Federal	(6,469,206)	(2,131,542)
State	(1,742,538)	(405,072)

Total deferred benefit	(8,211,744)	(2,536,614)

Total benefit from income taxes	$(5,700,952)	$(2,536,614)

A reconciliation of the statutory U.S. federal income tax rate to the Successor’s effective tax rate for the year ended December 31, 2008 and the period from May 16, 2007 through December 31, 2007 is as follows:

	Year ended December 31, 2008	May 16, 2007 through December 31, 2007
	Successor	Successor
Tax at federal statutory tax rate	35.00%	35.00%
State income tax, net of federal tax benefit	5.75%	5.75%
Adjustment for permanent items	(0.26)%	(1.10)%

Rate before one-time events	40.49%	39.65%
Deferred tax asset written off related to options and RSUs	(5.14)%	2.62%
Adjustment for prior year taxes	(1.21)%	(3.59)%
Deferred tax recognized upon JMP Group LLC’s tax status change	2.16%	(102.05)%
Income tax expense of JMPRT (1)	(1.43)%	—

Effective tax rate (benefit)	34.87%	(63.37)%

(1)	JMPRT is not consolidated for tax reporting purposes and files its own federal and state tax returns.

As of December 31, 2008 and 2007, the components of deferred tax assets and liabilities are as follows:

	December 31, 2008	December 31, 2007
	Successor	Successor
Deferred tax assets:
Accrued compensation and related expenses	$102,933	$93,006
Equity based compensation	4,807,904	3,175,251
Depreciation and amortization	351,782	244,378
Reserves and allowances	1,265,708	296,910
Net unrealized capital losses	3,294,800	326,476
Net operating loss	—	6,228
Interest in JMPRT (1)	515,798	4,016
Other	274,841	—

Total deferred tax assets	10,613,766	4,146,265
Deferred tax liabilities:
Investments in partnerships	224,204	(1,517,658)
Other	—	(2,380)

Total deferred tax liabilities	224,204	(1,520,038)
Valuation allowance	—	—

Net deferred tax assets (2)	$10,837,970	$2,626,227

(1)	JMPRT is consolidated for financial reporting purposes but not for tax reporting purposes.
(2)	The Successor had a net deferred tax asset balance of $242,933 on May 16, 2007.

The Company determined that a valuation allowance against deferred tax assets was not necessary as of December 31, 2008 based on the assessment of future ordinary income and capital gains and that the deferred tax assets will , more-likely-than-not, be realized.

The Company has analyzed the filing positions in its federal and state tax returns for all open tax years 2005 through 2008. The Company does not anticipate any tax adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48, and no liabilities for uncertain income tax positions have been recorded pursuant to FIN 48.

The Company’s policy for recording interest and penalties associated with the tax audits or unrecognized tax benefits, if any, is to record such items as a component of income before taxes. Penalties, if incurred, would be recorded in “administration” and interest paid or received would be recorded in “interest and dividend expense” in the Consolidated Statements of Operations.

14. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts and New York under various operating leases. Rental expense for the years ended December 31, 2008 and 2006 was $1,905,248 and $1,845,005, respectively. Rental expense for the period of January 1, 2007 through May 15, 2007 and the period of May 16, 2007 through December 31, 2007 was $699,774 and $1,184,173, respectively.

The California and New York leases included a period of free rent at the start of the lease for seven months and three months, respectively. Rent expense is recognized over the entire lease uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

2009	$2,276,033
2010	2,250,368
2011	1,625,711
2012	—
2013	—
Thereafter	—

$6,152,112

In connection with its underwriting activities, JMP Securities enters into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. At December 31, 2008 and 2007, JMP Securities had no open underwriting commitments.

The marketable securities owned and the restricted cash as well as the cash held by the clearing broker, may be used to maintain margin requirements. At December 31, 2008 and December 31, 2007, the Company had $255,336 of cash on deposit with JMP Securities’ clearing broker. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

The Company had, as of December 31, 2008, a capital commitment of $3.2 million in non-revolving credit note commitments (individual advances under these commitments are subject to approval from the Company).

15. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $39,761,064 and $51,329,438, which were $38,681,564 and $50,583,243 in excess of the required net capital of $1,079,500 and $746,195 at December 31, 2008 and 2007, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.24 to 1 and 0.22 to 1 at December 31, 2008 and 2007, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

16. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships and offshore investment companies. The Company may also own an investment in these companies. Base management fees earned from these activities were $5,534,542, $2,832,969 and $2,724,999 for the years ended December 31, 2008, 2007 and 2006, respectively. Also, HCS earned incentive fees of $5,961,498. $2,297,864, $1,790,252 from these entities for the years ended December 31, 2008, 2007 and 2006, respectively.

17. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at December 31, 2008 had settled with no resulting material liability to the Company. For the year ended December 31, 2008 and 2007, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of December 31, 2008.

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

The Company’s segment information for the years ended December 31, 2008, 2007 and 2006 was prepared using the following methodology:

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

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

		Year Ended December 31, 2007
	Year Ended December 31, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	Year Ended December 31, 2006
	Successor	Predecessor	Successor	Predecessor
Broker-Dealer
Revenues	$63,177,534	$30,114,149	$58,877,157	$78,980,582
Operating expenses	76,478,593	24,013,904	56,422,109	66,830,159

Segment operating income (loss)	$(13,301,059)	$6,100,245	$2,455,048	$12,150,423

Segment assets	$85,558,277	N/A	$104,091,052	$74,544,932
Asset Management
Revenues	$13,411,957	$2,257,862	$6,615,962	$7,825,277
Operating expenses	16,956,594	1,925,177	4,820,884	3,960,329

Segment operating income (loss)	$(3,544,637)	$332,685	$1,795,078	$3,864,948

Segment assets	$67,063,611	N/A	$80,620,211	$29,154,071
Corporate
Operating expenses	$—	$117,962,855	$—	$12,200,126
Consolidated Entity
Revenues	$76,589,491	$32,372,011	$65,493,119	$86,805,859
Operating expenses	93,435,187	143,901,936	61,242,993	82,990,614

Income (loss) before minority interest and income tax expense (benefit)	$(16,845,696)	$(111,529,925)	$4,250,126	$3,815,245

Total assets	$152,621,888	N/A	$184,711,263	$103,699,003

21. Subsequent Events

On January 2, 2009, all of the assets of JMP Realty Trust were transferred to Harvest Mortgage Opportunities Partners (“HMOP”), a newly-formed hedge fund managed by HCS. HMOP is a limited partnership and formed for the purpose of investing in real estate-related assets which may include investments in residential or commercial mortgages or loans, real estate and other assets, loans and participation in loans of all types, other specialty mortgage products, and securities. HCS is the general partner of HMOP. The partnership agreements for HMOP provide for the right of the limited partners to remove the general partners by a simple majority vote of the unaffiliated limited partners. This right satisfies all of the criteria enumerated in paragraph 7.b. of Emerging Issues Task Force Issue No. 04-5 (“EITF 04-5”), Determining whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. As a result of these substantive kick-out rights, consolidation of HMOP is not required as of

January 2, 2009. In connection with the above reorganization, the Company deconsolidated JMPRT effective January 2, 2009.

On February 5, 2009, as a part of the 2008 annual compensation program, the Company also granted 800,000 RSUs to certain employees for long term incentive purposes. These units will vest on the fourth anniversary of grant date and are not subject to a lockup period. Separately, the Company awarded 31,950 RSUs to new hire employees on the same date, with the same vesting terms. The total fair value of both awards on grant date was $3,519,149. The fair value per unit was based on the market value of the underlying stock on grant date, discounted for future dividends not expected to be received by unvested RSUs over the vesting period.

On February 5, 2009, as a part of the 2008 annual compensation program, the Company granted 87,076 restricted shares to certain employees. These shares vested immediately with a two-year restricted period subject to non-competition, non-solicitation and certain other covenants. The total fair value of this grant was $435,382 and the fair value per unit was based on the market value of the underlying stock on grant date.

On February 13, 2009, the Company entered into a joint venture with China Merchants Securities Co. (HK) Ltd., a securities brokerage and investment banking firm, through the Company’s $2 million investment in HuaMei Capital Company, Inc (HuaMei). HuaMei provides cross-border merger and acquisition and strategic advisory services to US and Chinese companies.

On March 3, 2009, the Company’s board of directors declared a cash dividend of $0.01 per share of common stock for the fourth quarter of 2008 to be paid on April 3, 2009 to common shareholders of record on March 20, 2009. Additionally, the Company’s board of directors authorized the repurchase of up to 0.5 million additional shares of the Company’s outstanding common stock during the next twelve months. Under its previous authorization, the Company had repurchased 1.1 million shares of stock since March 2008, leaving approximately 0.9 million shares still to be repurchased through September 2009. In total, the Company is now authorized to repurchase approximately 1.4 million of its outstanding common shares.

22. Selected Quarterly Financial Data (Unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2008 and 2007. These quarterly results were prepared in accordance with GAAP and reflect all adjustments that are in the opinion of management, necessary for a fair statement of the results.

	Three Months Ended March 31, 2008	Three Months Ended June 30, 2008	Three Months Ended September 30, 2008	Three Months Ended December 31, 2008
	Successor	Successor	Successor	Successor
Revenues	$19,751,581	$21,614,348	$15,846,074	$19,377,488

Expenses:
Compensation and benefits	12,589,219	13,834,582	17,724,046	21,597,993
Other expenses	6,699,567	6,728,639	6,361,327	7,899,814

Total expenses	19,288,786	20,563,221	24,085,373	29,497,807

Income (loss) before minority interest and income tax (benefit) expense	462,795	1,051,127	(8,239,299)	(10,120,319)
Minority interest	(56,431)	210,981	(369,208)	(283,746)
Income tax (benefit) expense	(159,574)	645,676	(2,971,386)	(3,215,668)

Net income (loss)	$678,800	$194,470	$(4,898,705)	$(6,620,905)

Net income per common share:
Basic	$0.03	$0.01	$(0.24)	$(0.33)
Diluted	$0.03	$0.01	$(0.24)	$(0.33)

	Three Months Ended March 31, 2007	April 1 through May 15, 2007	May 16 through June 30, 2007	Three Months Ended September 30, 2007	Three Months Ended December 31, 2007
	Predecessor	Predecessor	Successor	Successor	Successor
Revenues	$21,913,617	$10,458,394	$12,655,737	$21,007,876	$31,829,506

Expenses:
Compensation and benefits	12,830,903	5,562,436	11,745,347	13,027,380	20,844,791
Other expenses	8,121,953	117,386,644	3,557,640	5,534,920	6,532,915

Total expenses	20,952,856	122,949,080	15,302,987	18,562,300	27,377,706

Income (loss) before minority interest and income tax (benefit) expense	960,761	(112,490,686)	(2,647,250)	2,445,576	4,451,800
Minority interest	135,478	31,910	(74,463)	303,721	17,672
Income tax (benefit) expense	—	—	(5,338,839)	1,006,408	1,795,817

Net income (loss)	$825,283	$(112,522,596)	$2,766,052	$1,135,447	$2,638,311

Net income per common share:
Basic	$—	$—	$0.13	$0.05	$0.12
Diluted	$—	$—	$0.12	$0.05	$0.12
Net income (loss) per unit—Class A common interests:
Basic	$0.18	$(23.99)	$—	$—	$—
Diluted	$0.17	$(23.99)	$—	$—	$—
Net income (loss) per unit—Class B common interests:
Basic	$0.18	$(23.99)	$—	$—	$—
Diluted	$0.17	$(23.99)	$—	$—	$—

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our management, with the participation of the Chairman and Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated our disclosure controls and procedures as of the end of the year covered by this report.

Based on that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the year covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the sections of our Proxy Statement for the 2009 Annual Meeting of Stockholders, captioned “Board of Directors,” “Compensation of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which is incorporated herein by reference.

Item 11.	Executive Compensation

Information with respect to this item will be contained in the sections of our Proxy Statement for the 2009 Annual Meeting of Stockholders, captioned “Executive Compensation” which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item will be contained in the sections of our Proxy Statement for the 2009 Annual Meeting of Stockholders, captioned “Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item will be contained in the sections of our Proxy Statement for the 2009 Annual Meeting of Stockholders, captioned “Related Party Transactions” and “Director Independence” which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to this item will be contained in the sections of our Proxy Statement for the 2009 Annual Meeting of Stockholders, captioned “Fees Paid to Independent Registered Public Accounting Firm” which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Form 10-K:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Form 10-K are listed on the pages below. The required financial statements appear on pages 73 through 105 herein.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	72

Consolidated Statements of Financial Condition as of December 31, 2008 and 2007	73

Consolidated Statements of Operations for the year ended December 31, 2008, the period from May 16, 2007 to December 31, 2007, the period from January 1, 2007 to May 15, 2007 and the year ended December 31, 2006	74

Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2008, the period from May 16, 2007 to December 31, 2007, the period from January 1, 2007 to May 15, 2007 and the year ended December 31, 2006	75

Consolidated Statements of Cash Flows for the year ended December 31, 2008, the period from May 16, 2007 to December 31, 2007, the period from January 1, 2007 to May 15, 2007 and the year ended December 31, 2006	76

Notes to Consolidated Financial Statements	77

2.	Financial Statement Schedules

Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements.

3.	Exhibits

See the Exhibit Index beginning on page 110 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 3, 2009

JMP Group Inc.
Registrant

By:	/s/ JOSEPH A. JOLSON
Joseph A. Jolson
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 3, 2009

Signature	Title

/s/ JOSEPH A. JOLSON	Director, Chairman and Chief Executive Officer (principal executive officer)
Joseph A. Jolson

/s/ THOMAS B. KILIAN	Chief Financial Officer (principal financial and accounting officer)
Thomas B. Kilian

/s/ HARRIS S. BARTON	Director
Harris S. Barton

/s/ CRAIG R. JOHNSON	Director
Craig R. Johnson

/s/ KENNETH M. KARMIN	Director
Kenneth M. Karmin

/s/ MARK L. LEHMANN	Director
Mark L. Lehmann

/s/ CARTER D. MACK	Director
Carter D. Mack

/s/ PETER T. PAUL	Director
Peter T. Paul

/s/ EDWARD J. SEBASTIAN	Director
Edward J. Sebastian

/s/ GLENN H. TONGUE	Director
Glenn H. Tongue

EXHIBIT INDEX

Exhibit Number	Description
2.1	Reorganization and Exchange Agreement (incorporated by reference to Exhibit 2.1 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

3.1	Fourth Amended and Restated Certificate of Incorporation of JMP Group Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2007 on Form 10-Q filed on June 21, 2007).

3.2	Amended and Restated Bylaws of JMP Group Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2007 on Form 10-Q filed on June 21, 2007).

4.1	Form of Certificate Representing Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on April 19, 2007).

10.1	Amendment Number Three to Credit Agreement, dated As of December 31, 2008 (incorporated by referenced to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on January 7, 2009)

10.1.1	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1.1 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.2	Form of Partners’ Exchange Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.3	Credit Agreement Dated August 3, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on March 27, 2007).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on March 27, 2007).

10.8	Lease Agreement, Dated December 18, 2003 (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.8.1	First Amendment Letter to Lease Dated May 10, 2004 (incorporated by reference to Exhibit 10.8.1 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.9	Sublease, Dated December 18, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.9.1	Consent to Sublease, Dated December 18, 2003 (incorporated by reference to Exhibit 10.9.1 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.9.2	Letter Amendment to Consent to Sublease, Dated May 10, 2004 (incorporated by reference to Exhibit 10.9.2 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.10	JMP Group Inc. 2007 Senior Executive Bonus Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.11	JMP Group LLC 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.12	Form of Stock Pledge Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.13.1	Notice of Restricted Stock Unit Agreement (Principal Portion of Award) (incorporated by referenced to Exhibit 10.13.1 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2008 on Form 10-Q filed May 9, 2008)

Exhibit Number	Description
10.13.2	Notice of Restricted Stock Unit Agreement (Discount Portion of Award) (incorporated by referenced to Exhibit 10.13.2 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2008 on Form 10-Q filed May 9, 2008)

10.13.3	Notice of Restricted Stock Unit Agreement (Four-Year Cliff) (incorporated by referenced to Exhibit 10.13.3 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2008 on Form 10-Q filed May 9, 2008)

10.13.4	Form of 2008 Compensation Program Election Form and Participation Agreement (incorporated by referenced to Exhibit 10.13.4 to the Registrant’s Current Report on Form 8-K filed February 5, 2009)

10.13.5	Form of Restricted Stock Bonus Award Agreement (incorporated by referenced to Exhibit 10.13.4 to the Registrant’s Current Report on Form 8-K filed February 5, 2009)

10.14	Summary of Compensation Arrangements with Executive Officers (incorporated by referenced to Exhibit 10.14 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2008 on Form 10-Q filed May 9, 2008)

10.15	Amendment Number Two to Credit Agreement (CNB) (incorporated by referenced to Exhibit 10.15 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2008 on Form 10-Q filed May 9, 2008)

21	List of Subsidiaries of JMP Group Inc. (incorporated by reference to Exhibit 21 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith