Form 10-Q
period 2009-03-31
JMP Group Inc.
filed 2009-05-08
CIK 1383803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of May 1, 2009 was 20,505,369.

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

JMP Group Inc. also makes available, in the Investor Relations section of its website and will provide print copies to stockholders upon request, (i) its corporate governance guidelines, (ii) its code of business conduct and ethics, and (iii) the charters of the audit, compensation, and corporate governance and nominating committees of its board of directors. These documents, as well as the information on the website of JMP Group Inc., are not intended to be part of this quarterly report.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

JMP Group Inc.

Consolidated Statements of Financial Condition

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$33,613,478	$46,261,959
Restricted cash and deposits (includes cash on deposit with clearing broker of $255,336 at March 31, 2009 and December 31, 2008)	5,725,093	6,929,501
Receivable from clearing broker	2,691,564	1,878,078
Investment banking fees receivable, net of allowance for doubtful accounts of $0 and $78,579 at March 31, 2009 and at December 31, 2008	981,690	1,647,761
Marketable securities owned, at fair value	11,205,453	19,838,480
Other investments (of which $52,504,855 and $47,954,255 at fair value at March 31, 2009 and December 31, 2008)	54,504,855	47,954,255
Loans receivable, net	5,003,704	5,725,867
Fixed assets, net	1,034,725	1,207,014
Deferred tax assets	11,555,029	10,837,970
Other assets	10,597,635	10,341,003

Total assets	$136,913,226	$152,621,888

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$4,573,274	$5,677,683
Accrued compensation	10,400,597	21,349,724
Note payable	10,346,807	8,680,850
Other liabilities	5,133,415	3,841,555

Total liabilities	30,454,093	39,549,812

Commitments and Contingencies
JMP Group Inc. Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,069,741 shares issued at March 31, 2009 and December 31, 2008; 20,505,369 and 20,470,125 shares outstanding at March 31, 2009 and December 31, 2008	22,070	22,070
Additional paid-in capital	127,312,479	125,939,747
Treasury stock (at cost, 1,564,372 and 1,599,616 shares at March 31, 2009 and December 31, 2008)	(10,389,820)	(10,710,981)
Accumulated deficit	(10,448,559)	(10,129,777)

Total JMP Group Inc. stockholders’ equity	106,496,170	105,121,059
Noncontrolling Interest	(37,037)	7,951,017

Total equity	106,459,133	113,072,076

Total liabilities and equity	$136,913,226	$152,621,888

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues
Investment banking	$4,115,830	$8,106,516
Brokerage	8,539,279	8,141,844
Asset management fees	8,465,998	2,741,773
Principal transactions	2,889,638	(1,379,881)
Interest and dividends	746,149	1,592,414
Other income	266,976	548,915

Total revenues	25,023,870	19,751,581
Expenses
Compensation and benefits	18,800,515	12,589,219
Administration	1,121,307	1,281,049
Brokerage, clearing and exchange fees	1,249,631	1,373,326
Travel and business development	336,670	928,756
Communications and technology	863,186	994,455
Occupancy	580,629	469,563
Professional fees	955,932	1,179,569
Depreciation	197,221	265,958
Interest and dividend expense	102,402	215,644
Loss provision on loans receivable, Note 5	725,000	—
Other	4,478	(8,753)

Total expenses	24,936,971	19,288,786

Income before income tax expense (benefit)	86,899	462,795
Income tax expense (benefit)	52,428	(159,574)

Net income	34,471	622,369
Less: Net income (loss) attributable to the noncontrolling interest	526	(56,431)

Net income attributable to JMP Group Inc.	$33,945	$678,800

Net income attributable to JMP Group Inc. per common share:
Basic	$0.00	$0.03
Diluted	$0.00	$0.03
Weighted average common shares outstanding:
Basic	20,499,990	20,545,926
Diluted	20,701,575	20,838,929

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	JMP Group Inc. Stockholders’ Equity					Noncontrolling Interest	Total Equity
	Common Stock		Common Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount
Balance, December 31, 2008	22,069,741	$22,070	$(10,710,981)	$125,939,747	$(10,129,777)	$7,951,017	$113,072,076
Net income	—	—	—	—	33,945	526	34,471
Additional paid-in capital - stock-based compensation	—	—	—	1,372,732	—	—	1,372,732
Cash dividends paid to shareholders	—	—	—	—	(205,049)	—	(205,049)
Purchases of shares of common stock for treasury	—	—	(261,897)	—	—	—	(261,897)
Reissuance shares of common stock from treasury	—	—	583,058	—	(147,678)	—	435,380
Reorganization of a subsidiary (Note 2)	—	—	—	—	—	(7,988,580)	(7,988,580)

Balance, March 31, 2009	22,069,741	$22,070	$(10,389,820)	$127,312,479	$(10,448,559)	$(37,037)	$106,459,133

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$34,471	$622,369
Adjustments to reconcile net income to net cash (used in) provided by in operating activities:
Provision for doubtful accounts	4,478	(8,753)
Loss provision on loans receivable	725,000	—
Amortization of loan origination and commitment fees	(10,500)	—
Change in other investments:
Fair value	(3,002,902)	560,979
Incentive fees reinvested in general partnership interests	(4,242,991)	(1,197,335)
Depreciation and amortization of fixed assets	197,221	265,958
Stock-based compensation expense	1,372,732	2,079,513
Deferred income taxes	(717,059)	(2,056,515)
Net change in operating assets and liabilities:
(Increase) decrease in receivables	(151,893)	3,311,988
Decrease in marketable securities	3,341,228	541,938
Decrease in restricted cash, deposits and other assets	1,695,740	3,058,166
(Decrease) increase in marketable securities sold, but not yet purchased	(1,104,409)	1,830,668
Decrease in securities sold under agreements to repurchase	—	(1,271,000)
Decrease in accrued compensation and other liabilities	(8,985,988)	(23,820,267)

Net cash used in operating activities	(10,844,872)	(16,082,291)

Cash flows from investing activities:
Purchases of fixed assets	(24,932)	(128,964)
Purchases of other investments	(4,113,737)	(19,540,953)
Sales of other investments	3,858,649	—
Cash transferred from consolidated subsidiary to non-consolidated hedge fund	(2,730,263)	—
Funding of loans receivable	(1,655)	—
Repayment of loan receivable	9,318	322,000
Repayment of note receivable	—	335,272

Net cash used in investing activities	(3,002,620)	(19,012,645)

Cash flows from financing activities:
Proceeds from issuance of note payable	2,100,000	4,480,850
Repayment of note payable	(434,043)	—
Cash dividends paid to stockholders	(205,049)	—
Purchases of shares of common stock for treasury	(261,897)	(883,136)
Capital contributions of noncontrolling interest members and shareholders	—	600,000
Cash received from noncontrolling interest shareholders	—	3,470

Net cash provided by financing activities	1,199,011	4,201,184

Net decrease in cash and cash equivalents	(12,648,481)	(30,893,752)
Cash and cash equivalents, beginning of period	46,261,959	99,127,043

Cash and cash equivalents, end of period	33,613,478	$68,233,291

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$91,759	$97,846
Cash paid during the period for taxes	$—	$—

See accompanying notes to consolidated financial statements.

JMP GROUP INC.

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

1. Organization and Description of Business

JMP Group Inc., together with its subsidiaries (collectively, the “Company”), is an independent investment banking and asset management firm headquartered in San Francisco. JMP Group Inc. completed its initial public offering on May 16, 2007, and also completed a corporate reorganization (the “Reorganization”), which is described in greater detail in the Registration Statement on Form S-1 (File No. 333-140689) (the “Registration Statement”) filed with the Securities and Exchange Commission (“SEC”) in connection with the initial public offering. The Company conducts its brokerage business through its wholly-owned subsidiary, JMP Securities LLC (“JMP Securities”), its asset management business through its wholly-owned subsidiary, Harvest Capital Strategies LLC (“HCS”) (formerly JMP Asset Management LLC, which changed its name to HCS effective September 29, 2008), and certain principal investments through its wholly-owned subsidiary JMP Capital LLC (“JMP Capital”). JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to, customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS.

2. Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements and related notes are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2008 included in its annual report on Form 10-K. These consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities and HCS, the indirectly wholly-owned subsidiary, JMP Capital, and the partially-owned subsidiaries, JMPRT (through December 31, 2008), HCP (through November 30, 2008), HTP (through July 31, 2008) and Opportunity Acquisition Corp., a special purpose acquisition corporation, or “SPAC”, formed for the purpose of acquiring one or more businesses through a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination. The Company is the sponsor of the SPAC. All material intercompany accounts and transactions have been eliminated in consolidation.

Noncontrolling interest in the consolidated statements of financial condition at March 31, 2009 relates to the interest of third parties in SPAC, a partially owned subsidiary consolidated on our books. Noncontrolling interest in the consolidated statements of financial condition at December 31, 2008 relates to the interest of third parties in JMPRT (through December 31, 2008), HCP (through November 30, 2008), HTP (through July 31, 2008) and SPAC.

JMPRT is a real estate investment trust that was formed in June 2006. As of December 31, 2008, the Company owned 49.5% of JMPRT and certain employees owned 20.1%. Because of its ownership and management position, the Company consolidated JMPRT and recorded noncontrolling interest as of December 31, 2008. On January 2, 2009, all of the assets and liabilities within JMPRT were transferred to Harvest Mortgage Opportunities Partners (“HMOP”), a hedge fund managed by HCS. HMOP is a Delaware limited partnership organized for the purposes of investing in real estate-related assets which may include investments in residential or commercial mortgages or loans, real estate and other assets, loans and participation in loans of all types, other specialty mortgage products, and securities. HCS is the general partner of HMOP. In connection with the above asset and liability transfer, the Company exchanged its interest in JMPRT for an interest in HMOP. No gain or loss was recognized from this exchange. The partnership agreements for HMOP provide for the right of the limited partners to remove the general partners by a simple majority vote of the unaffiliated limited partners. This right satisfies all of the criteria enumerated in paragraph 7.b. of Emerging Issues Task Force Issue No. 04-5 (“EITF 04-5”), Determining whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. As a result of these substantive kick-out rights, consolidation of HMOP is not required as of January 2, 2009. The Company accounts for its investment in HMOP under the equity method of accounting.

HCP had been consolidated in the Company’s financial statements, with a noncontrolling interest being recorded, since its inception in January 2006 through November 30, 2008, due to the Company’s and related parties’ ownership and resulting control of HCP. As a result of the admission of additional outside limited partners, effective December 1, 2008 HCP was deconsolidated from the Company’s financial statements and the investment in HCP is accounted for under the equity method of accounting.

HTP had been consolidated in the Company’s financial statements, with a noncontrolling interest being recorded, since its inception in January 2006 through July 31, 2008, due to the Company’s and related parties’ ownership and resulting control of HTP. As a result of the admission of additional outside limited partners, effective August 1, 2008 HTP was deconsolidated from the Company’s financial statements and the investment in HTP is accounted for under the equity method of accounting.

In addition to HTP and HCP, HCS currently manages several other asset management limited partnerships and is a general partner of each. The partnership agreements for these asset management funds provide for the right of the limited partners to remove the general partners by a simple majority vote of the unaffiliated limited partners. This right satisfies all of the criteria enumerated in paragraph 7.b. of EITF 04-5 because the right is not subject to: (i) conditions that make it unlikely it will be exercisable; (ii) financial penalties or significant operational barriers to dissolution or liquidation of the funds; (iii) the absence of an adequate number of qualified replacement general partners; (iv) the absence of an explicit, reasonable mechanism by which the limited partners can call for and conduct a vote to exercise the right; and (v) the inability to obtain information necessary to exercise the right. As a result, consolidation of these asset management funds is not required.

On January 18, 2008, JMP Group Inc. and certain unconsolidated affiliates made an investment in convertible preferred stock of New York Mortgage Trust, Inc. (“NYMT”), a publicly traded real estate investment trust engaged in the investment management of mortgage-backed securities and high credit quality residential adjustable rate mortgage loans. Such investment by JMP Group Inc. and affiliated entities was $20.0 million in total, comprised of $5.0 million by JMP Group Inc., $5.0 million by certain funds managed by HCS, and $10.0 million from JMPRT. In addition, JMP Group Inc. invested $4.5 million in the common stock of NYMT on February 14, 2008 via a private investment public equity (PIPE) transaction. At March 31, 2009, JMP Group Inc. owned approximately 6.3% of NYMT’s common stock. In addition, JMP Group Inc. and affiliated entities collectively owned 1.0 million shares of NYMT’s Series A Cumulative Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”) at March 31, 2009. The Series A Preferred Stock is convertible into shares of NYMT’s common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 1/2) shares of common stock for each share of Series A Preferred Stock. The Series A Preferred Stock matures on December 31, 2010, at which time any outstanding shares must be redeemed by NYMT at the $20.00 per share liquidation preference. Because of its current ownership and management position, the Company does not consolidate NYMT. As the Company accounts for its investment in NYMT in accordance with Statement of Financial Accounting Standards (“SFAS”) 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”), disclosure of summarized financial information of NYMT in the Company’s consolidated financial statements is required under paragraph 18f of SFAS 159 and paragraph 20d of APB Opinion No. 18. See Note 20 for the summarized financial information of NYMT.

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

The Company’s principal transaction revenues for these categories for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008
Equity and other securities	$64,900	$(3,257,144)
Warrants and other investments	(79,463)	(38,258)
Investment partnerships	2,904,201	1,915,521

Total principal transaction revenues	$2,889,638	$(1,379,881)

Asset management fees

Asset management fees consist of base management fees and incentive fees. The Company recognizes base management fees on a monthly basis over the period in which the investment services are performed. Base management fees earned by the Company are generally based on the fair value of assets under management and the fee schedule for each fund and account. Base management fees are calculated at the investor level using their quarter-beginning capital balance adjusted for any contributions or withdrawals. The Company also earns incentive fees that are based upon the performance of investment funds and accounts. Such fees are either a specified percentage of the total investment return of a fund or account or a percentage of the excess of an investment return over a specified highwater mark or hurdle rate over a defined performance period. For most funds, the highwater mark is calculated using the greatest value of a partner’s capital account as of the end of any performance period, adjusted for contributions and withdrawals. Incentive fees are recognized as revenue at the end of the specified performance period. The performance period used to determine the incentive fee is quarterly for the hedge funds, HMOP and NYMT, and annually for the funds of hedge funds managed by HCS. Most of the incentive fees are currently reinvested in the investment funds in which we hold a general partner investment. The incentive fees are not subject to any contingent repayments to investors or any other clawback arrangements.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities or remaining maturities upon purchase of three months or less to be cash equivalents. The Company holds cash in financial institutions in excess of the FDIC insured limits. The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk.

Restricted Cash and Deposits

The Company had restricted cash of $4,573,274 and $5,677,682 at March 31, 2009 and December 31, 2008, respectively, which consists of proceeds from short sales deposited with brokers that cannot be removed unless the securities are delivered. Deposits consist of cash on deposit for operating leases as well as cash on deposit with JMP Securities’ clearing broker. At March 31, 2009 and December 31, 2008, the Company had deposit for operating leases of $896,483 and $996,483, respectively. In addition, the Company had $255,336 of cash on deposit with JMP Securities’ clearing broker at each of March 31, 2009 and December 31, 2008.

Receivable from Clearing Broker

The Company clears customer transactions through another broker-dealer on a fully disclosed basis. At March 31, 2009 and December 31, 2008, the receivable from clearing broker consisted solely of commissions related to securities transactions.

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

Substantially all of the Company’s financial instruments, except for loans receivable and investment in HuaMei Capital Company, Inc. (Note 4), are recorded at fair value or amounts that approximate fair value. Marketable securities owned, Other investments, excluding investment in HuaMei Capital Company, Inc., and Marketable securities sold, but not yet purchased, are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item Principal transactions in the accompanying Consolidated Statements of Operations.

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

Marketable securities owned and securities sold, but not yet purchased, consist of U.S. listed and OTC equity securities. Other investments consist principally of investments in private investment funds managed by the Company or its affiliates and an investment in a private investment fund managed by a third party. Such investments held by non-broker-dealer entities are accounted for under the equity method based on the Company’s share of the earnings (or losses) of the investee. The financial position and operating results of the private investment funds are generally determined on an estimated fair value basis as set forth in the AICPA Audit and Accounting Guide: Investment Companies. Generally, securities are valued (i) at their last published sale price if they are listed on an established exchange or (ii) if last sales prices are not published, at the highest closing “bid” price (for securities held “long”) and the lowest closing “asked” price (for “short” positions) as recorded by the composite tape system or such principal exchange, as the case may be. Where the general partner determines that market prices or quotations do not fairly represent the value of a security in the investment fund’s portfolio (for example, if a security is a restricted security of a class that is publicly traded) the general partner may assign a different value. The general partner will determine the estimated fair value of any assets that are not publicly traded.

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

Dividends received during the three months ended March 31, 2009 and 2008 on NYMT stock of $0.2 million and $0.4 million, respectively, were recorded in interest and dividends on our Consolidated Statement of Operations. There was no adjustment recorded to retained earnings related to the adoption of SFAS 159. During the quarter ended March 31, 2009, the Company recorded unrealized gain of $1.2 million on the above investments in NYMT primarily in response to the improved performance of NYMT’s stock during the period.

Loans Receivable

Loans receivable include loans held-for-investment and are carried at their unpaid principal balance, net of any reserves for credit losses or deferred loan origination or commitment fees. For loans receivable classified as held-for-investment, we establish and maintain reserves for credit losses based on management’s estimate of credit losses in our loans as of each reporting date. The Company records a reserve against loans receivable on a specific identification basis. Loans are charged off at the maturity of the loan against the reserve for credit losses if the principal is deemed not recoverable within a reasonable timeframe. Loan origination and commitment fees are deferred and recognized into Interest and Dividends income in the Consolidated Statements of Operations over the life of the related loan. The Company does not accrue interest on loans which are in default for more than 90 days and loans which we expect full principal payments may not be received.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets and liabilities based upon the temporary differences between the financial reporting and tax bases of the assets and liabilities. Valuation allowances are established when necessary to reduce the deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken on a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on May 16, 2007, the date the Company became subject to federal and state income taxes. Its adoption did not have a material impact on the Company’s financial condition or results of operations.

For the three months ended March 31, 2009 and 2008, income taxes are computed based on actual results.

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

Stock-based compensation includes restricted stock units and stock options granted under the Company’s 2007 Equity Incentive Plan, stock options granted under the Company’s 2004 Equity Incentive Plan.

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

Treasury Stock

We account for treasury stock under the cost method, using an average cost flow assumption, and we include treasury stock as a component of stockholders’ equity.

Reclassification

Certain balances from prior years have been reclassified in order to conform to the current year presentation. The reclassifications had no impact on the Company’s financial position, net income or cash flows.

3. Recent Accounting Pronouncements

SFAS No. 141(R), Business Combinations (“SFAS 141R”). In December 2007, the FASB issued SFAS 141R, which requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company’s adoption of SFAS 141R on January 1, 2009 did not have an impact our consolidated financial position or results of operations.

FASB Staff Position (“FSP”) No. FAS 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141R-1”). In April 2009, the FASB issued FSP 141R-1 which amends and clarifies SFAS 141R to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company’s adoption of FSP 141R-1 on January 1, 2009 did not have an impact our consolidated financial position or results of operations.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). In December 2007, the FASB issued SFAS 160, which requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 applies to all fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The adoption of SFAS 160 on January 1, 2009 did not have a material impact on our consolidated financial position or results of operations.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). In March 2008, the FASB issued SFAS No. 161, which requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for the first interim or annual period beginning after November 15, 2008. The Company’s adoption of SFAS No. 161 on January 1, 2009 did not have an impact our consolidated financial position or results of operations.

FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). In February 2008, the FASB issued FSP 157-2 which delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company’s adoption of FSP 157-2 on January 1, 2009 did not have an impact our consolidated financial position or results of operations.

FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). In April 2009, the FASB issued FSP
157-4, which provides additional guidance for estimating fair value in accordance with SFAS No.157, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company will adopt FSP 157-4 for the three-month period ending June 30, 2009 but does not expect the adoption to have a material impact on our consolidated financial position or results of operations.

FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB
28-1”). In April 2009, the FASB issued FSP 107-1 and APB 28-1. FSP 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP 107-1 and APB 28-1 for the three-month period ending June 30, 2009.

FSP SFAS No. 140-4 and FIN 46(R)-8 (“FSP 140-4 and FIN 46(R)-8”), Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. In December 2008, the FASB issued FSP 140-4 and FIN
46(R)-8 which amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. The FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008. The Company’s adoption of FSP 140-4 and FIN 46(R)-8 on January 1, 2009 did not have an impact our consolidated financial position or results of operations.

4. Marketable Securities and Other Investments

Other Investments at Fair Value

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

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. A description of the valuation techniques utilized for the fair value of the financial instruments in this category is as follows:

•	General partner investment in funds of funds and limited partner investment in mortgage and private equity fund: determined by net asset value provided by third party general partners;

•	Investment in NYMT convertible preferred stock: determined by the Company using the Black-Scholes credit adjusted valuation model on Bloomberg; and

•	Warrants: determined by the Company using the Black-Scholes Options Valuation model.

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to SFAS 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as “Level 3.”

The following tables provide fair value information related to the Company’s financial assets and liabilities at March 31, 2009 and December 31, 2008:

	Assets at Fair Value as of
	March 31, 2009
	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Marketable securities owned:
Equity securities	$11,205,453	$—	$—	$11,205,453

Total marketable securities owned	$11,205,453	$—	$—	$11,205,453

Other investments:
General partner investment in hedge funds	$—	$40,020,116	$—	$40,020,116
General partner investment in funds of funds	—	—	3,709,249	3,709,249

Total general partner investment in funds	—	40,020,116	3,709,249	43,729,365
Limited partner investment in private equity fund	—	—	2,378,712	2,378,712
Limited partner investment in mortgage fund	—	2,000,000	—	2,000,000
Investment in NYMT convertible preferred stock (1)	—	—	4,144,649	4,144,649
Warrants	—	—	252,129	252,129

Total other investments	$—	$42,020,116	$10,484,739	$52,504,855

(1)	Carried in the Consolidated Statements of Financial Condition at fair value in accordance with SFAS 159.

	Assets at Fair Value as of
	December 31, 2008
	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Marketable securities owned:
Equity securities	$11,976,235	$—	$—	$11,976,235
Quasi-government agency securities	7,862,245	—	—	7,862,245

Total marketable securities owned	$19,838,480	$—	$—	$19,838,480

Other investments:
General partner investment in hedge funds	$—	$29,766,076	$—	$29,766,076
General partner investment in funds of funds	—	—	3,678,073	3,678,073

Total general partner investment in funds	—	29,766,076	3,678,073	33,444,149
Limited partner investment in private equity fund	—	—	2,516,115	2,516,115
Investment in NYMT convertible preferred stock (1)	—	—	11,686,650	11,686,650
Warrants	—	—	307,341	307,341

Total other investments	$—	$29,766,076	$18,188,179	$47,954,255

(1)	Carried in the Consolidated Statements of Financial Condition at fair value in accordance with SFAS 159.

	Liabilities at Fair Value as of
	March 31, 2009
	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Marketable securities sold, but not yet purchased	$4,573,274	$—	$—	$4,573,274

	Liabilities at Fair Value as of
	December 31, 2008
	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Marketable securities sold, but not yet purchased	$5,677,683	$—	$—	$5,677,683

The following tables provide a reconciliation of the beginning and ending balances for the assets at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2009:

	Balance as of December 31, 2008	Purchases/(sales), net		Total gains and (losses) (realized and unrealized)	Transfers in/(out) of Level 3	Balance as of March 31, 2009	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$3,678,073	$—		$31,176	$—	$3,709,249	$31,176
Limited partner investment in private equity fund	2,516,115	—		(137,403)	—	2,378,712	(137,403)
Investment in NYMT convertible preferred stock	11,686,650	(7,791,100	)(1)	249,099	—	4,144,649	249,099
Warrants	307,341	—		(55,212)	—	252,129	(55,212)

Total Level 3	$18,188,179	$(7,791,100)		$87,660	$—	$10,484,739	$87,660

(1)	Investment in NYMT convertible preferred stock held by JMPRT at December 31, 2008 of $7.8 million was removed from the Company’s assets in connection with the transfer of JMPRT assets and liabilities to HMOP effective January 2, 2009.

	Balance as of December 31, 2007	Purchases/(sales), net	Total gains and (losses) (realized and unrealized)	Transfers in/(out) of Level 3	Balance as of March 31, 2008	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$4,460,971	$—	$37,180	$—	$4,498,151	$37,180
Limited partner investment in private equity fund	2,282,582	60,100	(45,935)	—	2,296,747	(45,935)
Investment in NYMT convertible preferred stock	—	15,000,000	(822,938)	—	14,177,062	(822,938)
Warrants	300,503	—	(73,331)	—	227,172	(73,331)

Total Level 3	$7,044,056	$15,060,100	$(905,024)	$—	$21,199,132	$(905,024)

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

Other Investments not at Fair Value

On February 13, 2009 the Company entered into a business arrangement with China Merchants Securities Co.(HK), Ltd., a securities brokerage and investment banking firm, through a $2.0 million investment in HuaMei Capital Company, Inc. (“HuaMei”) to expand the Company’s investment banking capabilities in China. Through HuaMei, the Company intends to provide investment banking services to U.S. and Chinese companies seeking to execute cross-border transactions on both sides of the Pacific. HuaMei is a joint venture of China Merchants Securities; MVC Capital, Inc., a publicly traded business development company managed by The Tokarz Group Advisers LLC; and HuaMei Capital founders. HuaMei has co-chief executive officers from China Merchant Securities Co. (HK), Ltd. and the Company. The Company has appointed its chairman and chief executive officer, Joseph Jolson, to serve on HuaMei’s board of directors. The Company accounts for its investment in HuaMei under the equity method of accounting within other investments on the Consolidated Statements of Financial Condition. The carrying value of our investment in HuaMei was $2.0 million at March 31, 2009.

5. Loans Receivable

Loans receivable at March 31, 2009 and December 31, 2008 is comprised of principal investments in the form of two loan notes and advances on two non-revolving credit note commitments.

Loan notes include a participation interest in a loan made by JMPRT to a client during 2007. The loan is collateralized by real estate related assets, and bears interest at the rate of 20% per annum, payable monthly in arrears. The principal of the loan was due and payable on December 1, 2007, but was extended until September 2008 for an additional fee at the borrower’s option and in connection with a partial repayment. At September 30, 2008, the loan balance of

$855,763 was in default and we had recorded a loan loss provision of $427,882 in the third quarter of 2008 with no additional reserves recorded since that date. Recovery of the loan is being sought through bankruptcy court proceedings from which the Company believes it will be able to recover at the net realizable value of the loan.

In addition, in the third quarter of 2008, the Company made a $4.2 million loan to a private commercial mortgage originator in the form of a note and warrants. At March 31, 2009 and December 31, 2008 the loan was recorded net of loan loss reserves of $3.1 million and $2.4 million respectively.

The Company has also advanced an aggregate of $3.8 million on an originally granted $7.0 million for two non-revolving credit note commitments as of March 31, 2009 and December 31, 2008. As of March 31, 2009, $0.7 million of these commitments have not matured and remain available to be funded.

As of March 31, 2009 and December 31, 2008, the Company had a loan loss reserve of $3.6 million and $2.9 million, respectively, recorded against loans receivable. There were no direct write-downs charged to the loan loss reserve or amounts recovered for any of the periods presented. In addition, loans receivable are reported net of $180 thousand and $191 thousand in deferred loan origination and commitment fees as of March 31, 2009 and December 31, 2008 respectively.

The loan notes and non-revolving credit note commitments bear interest at rates from 12% to 20% per annum with maturity dates ranging from one to five years. At March 31, 2009 and December 31, 2008, $3.3 million and $3.4 million of the aggregate amount of loans receivable were on non accrual status, respectively.

The following table summarizes the loans receivable on the Consolidated Statements of Financial Condition at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Loans receivable	$8,804,870	$8,812,533
Reserve for credit losses	(3,621,149)	(2,896,149)
Deferred loan fees	(180,017)	(190,517)

Total loans receivable, net	$5,003,704	$5,725,867

The Company determined the fair value of loans receivable to be $5.9 million and $6.0 million as of March 31, 2009 and December 31, 2008 respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

6. Fixed Assets

At March 31, 2009 and December 31, 2008, fixed assets consisted of the following:

	March 31, 2009	December 31, 2008
Furniture and fixtures	$1,377,117	$1,363,429
Computer and office equipment	3,255,035	3,247,255
Leasehold improvements	2,320,339	2,320,339
Software	493,658	490,194
Less: accumulated depreciation	(6,411,424)	(6,214,203)

Total fixed assets, net	$1,034,725	$1,207,014

Depreciation expense for the three months ended March 31, 2009 and 2008 was $197,221 and $265,958, respectively.

7. Note Payable

Note payable consists of the revolving and term loans related to the Company’s credit facility with City National Bank (the “Lender”) entered into on August 3, 2006. The Company had a revolving loan of $2.1 million and a term loan of $8.2 million outstanding at March 31, 2009 and a term loan of $8.7 million outstanding at December 31, 2008.

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

The Third Amendment converted the Company’s outstanding revolving loans of $8.7 million into a single term loan as of December 31, 2008. The term loan will be repaid in equal quarterly payments of $434,043 which commenced on March 31, 2009 and continues through December 31, 2013 and bears interest at the prime rate or LIBOR plus 2.25%. The Third Amendment also provided that of the original $30.0 million revolving line of credit, $21.0 million remains available under the revolving portion of the Credit Agreement and the annual interest rate provisions of the Credit Agreement are increased from the prime rate minus 1.25% to the prime rate and from LIBOR plus 1.25% to LIBOR plus 2.25%. The Lender will continue to provide revolving loans of up to $21.0 million through December 31, 2010, on which date the then existing revolving loans will convert into term loans.

During the three months ended March 31, 2009, the Company drew down $2.1 million on the revolving line of credit to fund the HuaMei investment and made a scheduled repayment of $0.4 million on the term loan. The Company had undrawn amounts of $18.9 million and $21.0 million under the revolving line of credit with the Lender at March 31, 2009 and December 31, 2008, respectively. Each draw bears interest at the prime rate or LIBOR plus 2.25%.

The following table shows the repayment schedules for the principal portion of the term loan at March 31, 2009:

2009	$1,302,127
2010	1,736,170
2011	1,736,170
2012	1,736,170
2013	1,736,170
Thereafter	—

$8,246,807

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the facility, which would permit the bank to terminate our note and require the immediate repayment of any outstanding principal and interest. The Third Amendment modified the financial covenants in the Credit Agreement to remove both the minimum requirement of Net Income (as defined in the Credit Agreement) and the minimum requirement of EBITDA (as defined in the Credit Agreement). The Third Amendment also removed the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) and added a new financial covenant regarding the Company’s liquidity. At March 31, 2009, the Company was in compliance with the loan covenants.

In connection with the Third Amendment, the Company paid to the Lender an amendment fee of $74,202. The term loan is collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

8. Stockholders’ Equity

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

Stock Repurchase Program

A 1.5 million share repurchase program authorized in August and November 2007 was fully executed as of January 18, 2008. On March 10, 2008 and March 3, 2009, the Company’s board of directors authorized the repurchase of an additional 2.0 million shares during the subsequent eighteen months and the repurchase of an additional 0.5 million shares during the subsequent twelve months, respectively. During the quarter ended March 31, 2009, the Company repurchased 57,832 shares of the Company’s common stock, including 30,372 shares repurchased in connection with employee stock plans, at an average price of $4.53 per share for an aggregate purchase price of $261,897. The timing and amount of any future repurchases will be determined by JMP management based on its evaluation of market conditions, the relative attractiveness of other capital deployment activities, regulatory considerations and other factors.

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

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2009:

	Three Months Ended March 31, 2009
	Shares Subject to Option	Weighted Average Exercise Price
Balance, beginning of year	2,086,990	$11.40
Granted	—	—
Exercised	—	—
Forfeited	(4,625)	10.00
Expired	(5,550)	10.00

Balance, end of period	2,076,815	$11.40

Options exercisable at end of period	1,820,842	$11.57

	As of March 31, 2009
	Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Average Intrinsic Value
$10.00 - $15.00	2,076,815	5.55	$11.40	$—	1,820,842	5.41	$11.57	$—

In accordance with the requirements of SFAS 123R and FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, the Company recognizes stock-based compensation expense for stock options over the graded vesting period of the options using the accelerated attribution method, resulting in compensation expense of $5,278 and $6,910 for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, there was $18,098 of unrecognized compensation expense related to stock options expected to be recognized over a weighted average period of 0.81 years.

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

On February 5, 2009, as a part of the 2008 annual compensation program, the Company awarded 800,000 RSUs to certain employees. These units will vest on the fourth anniversary of grant date and are not subject to a lockup period. The total fair value of these awards on grant date was $3,384,000. The fair value per unit of $4.23 was based on the market value of the underlying stock on grant date, discounted for future dividends not expected to be received by unvested RSUs over the vesting period. On the same date, as a part of the 2008 annual compensation program, the Company granted 87,076 shares of restricted stock to certain employees. These shares vested immediately with a two-year restricted period subject to non-competition, non-solicitation and certain other covenants. The total fair value of this grant was $435,382 and the fair value per unit was based on the closing price of the underlying stock on grant date of $5.00.

On March 3, 2009, the Company awarded 18,000 RSUs to a new independent director. Of these units, 33% vested immediately on grant date, with the remaining balance vesting 33% on each of the two subsequent anniversaries. The fair value of these units was $4.59 per share and was calculated based on the market value of the underlying stock on grant date, discounted for future dividends expected not to be received by unvested RSUs over the vesting period. There is no lockup period for these units.

In addition, the Company awarded 64,990 RSUs to new hire employees during the three months ended March 31, 2009. These units will vest on the fourth anniversary of grant date and are not subject to a lockup period. The fair value per unit was based on the market value of the underlying stock on grant date, discounted for future dividends not expected to be received by unvested RSUs over the vesting period.

The following table summarizes the RSU activity for the three months ended March 31, 2009:

	Three Months Ended March 31, 2009
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, beginning of year	2,265,292	$8.94
Granted	882,990	4.24
Vested	(6,000)	4.59
Forfeited	(75,000)	8.85

Balance, end of period	3,067,282	$7.60

The Company recognizes compensation expense over a graded vesting period using the accelerated attribution method. For the three months ended March 31, 2009 and 2008, the Company recorded non-cash compensation expense of $958,518 and $1,034,542, respectively, related to RSUs awarded in connection with the initial public offering. In addition, for the three months ended March 31, 2009 and 2008, the Company recorded non-cash compensation expense of $408,937 and $1,038,061, respectively, for RSUs granted after the initial public offering.

As of March 31, 2009, there was $13,453,988 of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 2.76 years.

10. Net Income (Loss) per Share of Common Stock and Net Income (Loss) per Unit Attributable to Class A and Class B Common Interests

The Company calculates its net income (loss) per share in accordance with SFAS No. 128, Earnings per Share.

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

The computations of basic and diluted net income (loss) per share and basic and diluted net income (loss) per unit for the three months ended March 31, 2009 and 2008 are shown in the tables below:

	Three Months Ended March 31,
	2009	2008
Numerator:
Net income attributable to JMP Group Inc.	$33,945	$678,800

Denominator:
Basic weighted average shares outstanding	20,499,990	20,545,926

Effect of potential dilutive securities:
Restricted stock units	201,585	293,003

Diluted weighted average shares outstanding	20,701,575	20,838,929

Net income per share
Basic	$0.00	$0.03
Diluted	$0.00	$0.03

Stock options to purchase 2,084,421 and 2,370,417 shares of common stock for the three months ended March 31, 2009 and 2008, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common units or diluted weighted-average common shares outstanding. In addition, restricted stock units for 1,505,429 and 0 shares of common stock for the three months ended March 31, 2009 and 2008, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

11. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the United States Internal Revenue Service. There were no contributions by the Company during the three months ended March 31, 2009 and 2008.

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

As a result of the Reorganization, JMP Group Inc. (formerly JMP Holdings Inc.) succeeded to the business of the Predecessor. The Company is subject to U.S. federal and state income taxes on all taxable income earned subsequent to May 15, 2007 by JMP Group LLC and its subsidiaries. As a result of the Reorganization, upon the change of tax status of JMP Group LLC from a partnership to a wholly-owned disregarded entity of the Company, the Company recognized a one-time tax benefit of $4,084,993 in connection with the establishment of net deferred tax items of $10,169,354. For the three months ended March 31, 2009 and 2008, the Company recorded a total tax expense (benefit) of $52,428 and $(159,574), respectively, which included a benefit adjustment of $0 and $317,168, respectively, to the $4,084,993 one-time tax benefit recorded in 2007.

The components of the Company’s income tax (benefit) expense for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008
Federal	$591,328	$1,525,565
State	178,159	371,376

Total current income tax expense	769,487	1,896,941
Federal	(550,183)	(1,789,448)
State	(166,876)	(267,067)

Total deferred benefit	(717,059)	(2,056,515)

Total expense (benefit) from income taxes	$52,428	$(159,574)

A reconciliation of the statutory U.S. federal income tax rate to the Successor’s effective tax rate for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008
Tax at federal statutory tax rate	35.00%	35.00%
State income tax, net of federal tax benefit	5.75%	5.75%
Adjustment for permanent items	19.43%	-10.28%

Rate before one-time events	60.18%	30.47%
Deferred tax asset written off related to options and RSUs	0.66%	—
Adjustment for prior year taxes	-0.14%	—
Deferred tax recognized upon JMP Group LLC’s tax status change	—	-61.21%

Effective tax rate (benefit)	60.70%	-30.74%

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

13. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts and New York under various operating leases. Rental expense for the three months ended March 31, 2009 and 2008 was $580,629 and $469,563, respectively.

The California and New York leases included a period of free rent at the start of the lease for seven months and three months, respectively. Rent expense is recognized over the entire lease uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

2009	$1,717,165
2010	2,253,220
2011	1,625,711
2012	—
2013	—
Thereafter	—

$5,596,096

In connection with its underwriting activities, JMP Securities enters into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. At March 31, 2009, JMP Securities had no open underwriting commitments.

The marketable securities owned and the restricted cash as well as the cash held by the clearing broker, may be used to maintain margin requirements. At March 31, 2009 and December 31, 2008, the Company had $255,336 of cash on deposit with JMP Securities’ clearing broker. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

The Company had, as of March 31, 2009 and December 31, 2008, $0.7 million in unfunded non-revolving credit note commitments.

14. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $27,504,754 and $39,761,064, which were $26,391,254 and $38,681,564 in excess of the required net capital of $1,113,500 and $1,079,500 at March 31, 2009 and December 31, 2008, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.38 to 1 and 0.24 to 1 at March 31, 2009 and December 31, 2008, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

15. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships and offshore investment companies. The Company may also own an investment in these companies. Base management fees earned from these activities were $ $1,966,937 and $1,033,720 for the three months ended March 31, 2009 and 2008, respectively Also, HCS earned incentive fees of $6,514,279 and $1,740,133 from these entities for the three months ended March 31, 2009 and 2008, respectively.

16. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at March 31, 2009 had settled with no resulting material liability to the Company. For the three months ended March 31, 2009 and 2008, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of March 31, 2009.

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

The Company’s segment information for the three months ended March 31, 2009 and 2008 was prepared using the following methodology:

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

The Company evaluates segment results based on revenue and segment operating income before noncontrolling interest and taxes.

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income (loss) before noncontrolling interest and income tax expense (benefit) and assets:

	Three Months Ended March 31,
	2009	2008
Broker-Dealer
Revenues	$12,562,803	$15,054,620
Operating expenses	14,032,994	15,763,256

Segment operating (loss)	$(1,470,191)	$(708,636)

Segment assets	$64,735,358	$100,375,441
Asset Management
Revenues	$12,461,067	$4,696,961
Operating expenses	10,903,977	3,525,530

Segment operating income	$1,557,090	$1,171,431

Segment assets	$72,177,868	$67,978,289
Consolidated Entity
Revenues	$25,023,870	$19,751,581
Operating expenses	24,936,971	19,288,786

Income before income tax expense (benefit)	$86,899	$462,795

Total assets	$136,913,226	$168,353,730

20. Summarized financial information for equity method investments and NYMT

The table below presents summarized financial information for the Company’s investment in hedge funds and fund of funds accounted for under the equity method in accordance with the disclosure requirements of paragraph 18f of SFAS 159 and paragraph 20d of APB Opinion No. 18.

	March 31, 2009	Three Months Ended March 31, 2009
	Net Assets	Net Investment Income (Loss)	Net Realized and Unrealized Gains
Hedge Funds:
Harvest Opportunity Partners II	$54,568,980	$(11,638)	$122,495
Harvest Small Cap Partners	306,014,098	(5,657,611)	38,823,485
Harvest Consumer Partners	6,191,257	(28,135)	498,976
Harvest Technology Partners	13,781,089	(56,833)	1,403,029
Harvest Mortgage Opportunities Partners	12,418,315	150,745	623,643
Funds of Funds:
JMP Masters Fund	93,385,177	(198,744)	1,576,186
JMP Emerging Masters Fund	10,925,178	(41,485)	252,515

The tables below present summarized financial information of NYMT at March 31, 2009 and December 31, 2008 as well as for the three months ended March 31, 2009 and 2008 in accordance with the disclosure requirements of paragraph 20d of APB Opinion No. 18.

	Three Months Ended March 31,
(In thousands)	2009	2008
Statement of Operations Data:
Interest income	$8,585	$13,253
Interest expense	4,491	11,979
Provision for loan losses	(629)	(1,433)
Impairment loss on securities	(119)	—
Realized gain (loss) on sale of securities and related hedges	123	(19,848)
Income (loss) from continuing operations	1,899	(21,438)
Net income (loss)	2,054	(21,258)

	March 31, 2009	December 31, 2008
Statement of Financial Condition Data:
Investment securities - available for sale	$313,630	$477,416
Mortgage loans held in securitization trusts (net)	335,980	348,337
Total assets	726,147	853,300
Financing arrangements, portfolio investments	276,182	402,329
Collateralized debt obligations	323,645	335,646
Preferred stock	19,739	19,702
Total liabilities	648,630	814,052

21. Subsequent Events

Effective April 7, 2009, JMP Group Inc., through its majority owned indirect subsidiary JMP Credit Corporation, completed the acquisition of 100% of the membership interests of Cratos Capital Partners, LLC and its subsidiary Cratos Capital Management, LLC (collectively, “Cratos”), an alternative asset manager of collateralized loan obligations, together with certain securities of Cratos CLO I, Ltd., and a diversified portfolio of approximately $462 million par amount of first lien corporate loans for which Cratos serves as investment adviser.

JMP Credit Corporation acquired the membership interests in Cratos from a financial institution and private partnership for net cash consideration of $4 million and further agreed to indemnify the recipient of a contingent $3 million payment from the Cratos CLO I, Ltd. against future claims on such amount.

The Company will consolidate the operations of JMP Credit Corporation and Cratos CLO I, Ltd. into its financial statements commencing with the second quarter of 2009.

Effective May 1, 2009, the statements of operations and financial condition of HMOP are required to be consolidated as the limited partners of the fund no longer had substantive kick out rights under EITF 04-5 through a sufficient number of non-affiliated investors of the Company.

On May 5, 2009, the Company’s board of directors declared a cash dividend of $0.01 per share of common stock for the first quarter of 2009 to be paid on June 5, 2009, to common stockholders of record on May 22, 2009.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read together with the unaudited consolidated financial statements and the related notes included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, refer to the MD&A for the fiscal year ended December 31, 2008 contained in our annual report on Form 10-K filed with the SEC on March 9, 2009, as well as the Consolidated Financial Statements and Notes contained therein.

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

As of March 31, 2009, the contractual base management fees earned from each of these investment funds ranged between 1% and 2% of assets under management. The contractual incentive fees were generally (i) 20%, subject to high-water marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the funds of funds; and (iii) 25%, subject to a performance hurdle rate, for HMOP and NYMT.

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

The following table presents certain information with respect to the investment funds managed by Harvest Capital Strategies (“HCS”) (formerly JMP Asset Management LLC, which changed its name to HCS effective September 29, 2008):

	Net Assets at		Company’s Share of Net Assets at
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Funds Managed by HCS:
Hedge Funds:
Harvest Opportunity Partners II	$54,568,980	$62,169,209	$7,761,854	$7,760,076
Harvest Small Cap Partners	306,014,098	234,051,639	14,859,315	13,780,667
Harvest Consumer Partners	6,191,257	5,521,880	2,633,104	2,407,121
Harvest Technology Partners	13,781,089	11,581,561	6,527,090	5,818,212
Harvest Mortgage Opportunities Partners (1)	12,418,315	—	8,238,753	—
Funds of Funds:
JMP Masters Fund	93,385,177	96,037,447	2,707,880	2,701,021
JMP Emerging Masters Fund	10,925,178	10,633,335	1,001,370	977,052
REITs:
JMP Realty Trust (1)	—	15,829,296	—	7,841,833
New York Mortgage Trust (2)	48,413,824	48,413,824	N/A	N/A

Total funds managed by HCS	$545,697,918	$484,238,191	$43,729,366	$41,285,982

(1)	The Company’s share of net assets in JMPRT were consolidated in the Company’s Statement of Financial Condition at December 31, 2008. On January 2, 2009 all of the assets and liabilities of JMPRT were transferred to HMOP which was not required to be consolidated for the first quarter of 2009.

(2)	The portion of the net assets of New York Mortgage Trust, Inc. (“NYMT”) that is subject to the management fee calculation. In connection with its investment in NYMT, in January 2008, the Company entered into an advisory agreement between HCS and NYMT.

	Three Months Ended March 31, 2009
	Company’s Share of Change in Fair Value	HCS Management Fee	HCS Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II	$35,663	$159,296	$369
Harvest Small Cap Partners	1,557,792	1,299,785	6,421,805
Harvest Consumer Partners	206,604	7,701	20,843
Harvest Technology Partners	659,284	15,389	71,262
Harvest Mortgage Opportunities Partners	413,681	59,312	—
Funds of Funds:
JMP Masters Fund	6,858	219,872	—
JMP Emerging Masters Fund	24,318	24,030	—
REITs:
New York Mortgage Trust	1,192,438	181,552	—

Totals	$4,096,638	$1,966,937	$6,514,279

	Three Months Ended March 31, 2008
	Company’s Share of Change in Fair Value	HCS Management Fee	HCS Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II	$193,895	$174,629	$38,775
Harvest Small Cap Partners	1,606,429	356,423	1,659,315
Harvest Consumer Partners (1)	76,259	5,534	2,010
Harvest Technology Partners (1)	1,756	6,925	63
Funds of Funds:
JMP Masters Fund	34,224	284,708	30,823
JMP Emerging Masters Fund	2,956	26,948	9,147
REITs:
JMP Realty Trust (1)	(153,409)	69,386	—
New York Mortgage Trust	(1,730,589)	109,167	—

Totals	$31,521	$1,033,720	$1,740,133

(1)	Revenues earned from HTP, HCP and JMPRT are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of noncontrolling interest.

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

Components of Expenses

We classify our expenses as compensation and benefits, administration, brokerage, clearing and exchange fees, interest and dividend expense, loan loss provision and other expenses. A significant portion of our expense base is variable, including compensation and benefits, brokerage and clearance, communication and technology and travel and business development expenses.

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

Interest and Dividend Expense

Interest and dividend expense includes interest expense from borrowings under our credit facility and dividend expense for paying short positions in our principal investment portfolio.

Loss Provision on Loans Receivable

Loss provision on loans receivable includes reserves recognized on our loan notes and non-revolving credit agreements (collectively loan receivables) to record these principal investments at their net realizable value.

Other Expenses

Other operating expenses primarily include travel and business development, market data, occupancy, legal and accounting professional fees, depreciation and loan loss provision.

Noncontrolling interest

Noncontrolling interest for the three months ended March 31, 2009 relates to the interest of third parties in Opportunity Acquisition Corp. (SPAC), a partially owned subsidiary consolidated on our books. Noncontrolling interest for the three months ended March 31, 2008 relates to the interest of third parties in SPAC, JMP Realty Trust (JMPRT), and in two of our asset management funds, Harvest Consumer Partners (HCP) and Harvest Technology Partners (HTP). JMPRT was a real estate investment trust that was formed in June 2006. Because of the ownership and external management position, we consolidated JMP Realty Trust and recorded a noncontrolling interest through December 31, 2008. On January 2, 2009, all of the assets and liabilities of JMPRT were transferred to Harvest Mortgage Opportunities Partners (“HMOP”), a newly-formed hedge fund managed by HCS. The partnership agreements for HMOP provide for the right of the limited partners to remove the general partners by a simple majority vote of the unaffiliated limited partners. This right satisfies all of the criteria enumerated in paragraph 7.b. of Emerging Issues Task Force Issue No. 04-5 (“EITF 04-5”), Determining whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, as described above. As a result of these substantive kick-out rights, consolidation of HMOP is not required as of January 2, 2009. In connection with the above reorganization, the Company deconsolidated JMPRT effective January 1, 2009.

HCS is also the general partner of Harvest Consumer Partners and Harvest Technology Partners. As of December 31, 2007 and during part of 2008 due to our ownership and resulting control by HCS and related parties, management believes that limited partners did not have substantive rights to remove the general partner, and, therefore, these two funds were consolidated in the financial statements and noncontrolling interest was recorded. During 2008, additional limited partners invested in HTP and HCP, and effective August 1, 2008 for HTP and December 1, 2008 for HCP, the limited partners had substantive rights to remove the general partner and the funds were deconsolidated as of the respective dates.

Results of Operations

The following table sets forth our results of operations for the three month periods ended March 31, 2009 and 2008 and is not necessarily indicative of the results to be expected for any future period.

	Three Months Ended March 31,		2009 to 2008
	2009	2008	$	%
(in thousands)
Revenues
Investment banking	$4,116	$8,107	$(3,991)	-49.2%
Brokerage	8,539	8,142	397	4.9%
Asset management fees	8,466	2,742	5,724	208.8%
Principal transactions	2,890	(1,380)	4,270	N/A
Interest, dividends and other income	1,013	2,141	(1,128)	-52.7%

Total revenues	25,024	19,752	5,272	26.7%
Expenses
Compensation and benefits	18,801	12,589	6,212	49.3%
Administration	1,121	1,281	(160)	-12.5%
Brokerage, clearing and exchange fees	1,250	1,373	(123)	-9.0%
Interest and dividend expense	102	216	(114)	-52.8%
Loan loss provision	725	—	725	N/A
Other	2,938	3,830	(892)	-23.3%

Total expenses	24,937	19,289	5,648	29.3%

Income before income tax expense (benefit)	87	463	(376)	-81.2%
Income tax expense (benefit)	52	(160)	212	-132.9%

Net income	35	623	(588)	-94.4%
Less: Net income (loss) attributable to the noncontrolling interest	1	(56)	57	-100.9%

Net income attributable to JMP Group Inc.	$34	$679	$(645)	-95.0%

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008

Overview

Total revenues increased $5.3 million, or 26.7%, from $19.8 million for the quarter ended March 31, 2008 to $25.0 million for the quarter ended March 31, 2009. The increase was primarily due to an increase in asset management revenues of $5.7 million and principal transaction revenues of $4.3 million, partially offset by a decrease in investment banking revenue of $4.0 million and interest, dividends and other income of $1.1 million.

Total expenses increased by $5.6 million, or 29.3%, from $19.3 million for the quarter ended March 31, 2008 to $24.9 million for the quarter ended March 31, 2009, primarily due to an increase in compensation and benefits of $6.2 million.

Net income decreased $0.6 million from net income of $0.7 million for the quarter ended March 31, 2008 to net income of $34 thousand for the quarter ended March 31, 2009, and includes $0.2 million increase in income tax expense from tax benefit of $160 thousand for the quarter ended March 31, 2008 to tax expense of $52 thousand for the quarter ended March 31, 2009.

Revenues

Investment Banking

Investment banking revenues decreased $4.0 million, or 49.2%, from $8.1 million for the quarter ended March 31, 2008 to $4.1 million for the same period in 2009, and decreased as a percentage of total revenues from 41.0% to 16.4%, respectively. The decrease in revenues reflects a lower level of activity in our public equity underwriting and private placement business, partially offset by increased activity in our strategic advisory businesses. Public equity underwriting revenues decreased by $1.4 million, or 56.7%, from $2.5 million for the quarter ended March 31, 2008 to $1.1 million for the quarter ended March 31, 2009. The decrease is primarily due to the continued low levels of new equity issuances by U.S. companies during the period, starting from the second quarter of 2008. We executed two public equity underwriting transactions in the quarter ended March 31, 2009 compared to four in the quarter ended March 31, 2008. We did not act as a lead manager on a transaction in either period. Private placement revenues decreased $3.3 million, or 90.9%, from $3.6 million for the quarter ended March 31, 2008 to $0.3 million for the quarter ended March 31, 2009 due to fewer private placement transactions executed. Our strategic advisory revenues increased $0.7 million, or 34.0%, from $2.0 million for the quarter ended March 31, 2008 to $2.7 million for the quarter ended March 31, 2009, due to a higher number of transactions executed. We executed three strategic advisory transactions in the quarter ended March 31, 2009 compared to two in the quarter ended March 31, 2008.

On February 13, 2009, we entered into a business arrangement with China Merchants Securities Co.(HK), Ltd., one of China’s largest securities brokerage and investment banking firms, through a $2 million investment in HuaMei Capital Company, Inc. (HuaMei) to expand our investment banking capabilities in China. Through HuaMei, we can provide investment banking services to U.S. and Chinese companies seeking to execute cross-border transactions on both sides of the Pacific.

Brokerage Revenues

Brokerage revenues increased by $0.4 million, or 4.9%, from $8.1 million for the quarter ended March 31, 2008 to $8.5 million for the quarter ended March 31, 2009. The increase was the result of higher net margins on trading commissions, partially offset by lower gross commissions, which relates to a decrease in overall average daily volume in the markets in which we transact. Overall average daily volume in the NYSE and Nasdaq Composite Indices combined was down 7.7% from the first quarter 2008 to the first quarter 2009. Brokerage revenues decreased as a percentage of total revenues, from 41.2% for the quarter ended March 31, 2008 to 34.1% for the quarter ended March 31, 2009.

Asset Management Fees

Asset management fees increased $5.7 million, or 208.8%, from $2.7 million for the quarter ended March 31, 2008 to $8.5 million for the quarter ended March 31, 2009. Asset management fees include base management fees and incentive fees for our funds under management. Base management fees increased from $1.0 million for the first quarter of 2008 to $2.0 million for the same period in 2009. Incentive fees increased from $1.7 million for the first quarter of 2008 to $6.5 million for the same period in 2009. The increase in base management fees is the result of an increase in client assets under management from $356.7 million as of March 31, 2008 to $502.0 million as of March 31, 2009. This was primarily due to the attractive performance of Harvest Small Cap Partners during 2008 as well as the first quarter of 2009, which enabled it to raise additional capital and increase assets under management by $193.6 million, when most other hedge funds were experiencing redemptions. The increase in incentive fees is due to the improved performance of our families of funds, in particular of Harvest Small Cap Partners fund. As a percentage of total revenues, asset management fees increased from 13.9% for the quarter ended March 31, 2008 to 33.8% for the same period in 2009.

Principal Transactions

Principal transaction revenues increased $4.3 million from a loss of $1.4 million for the quarter ended March 31, 2008 to a gain of $2.9 million for the quarter ended March 31, 2009. The increase was primarily due to a $3.3 million increase in equity and other security transaction revenues from a loss of $3.2 million for the first quarter of 2008 to a gain of $0.1 million for the first quarter of 2009. In addition, gain on investments in partnerships increased $1.0 million from $1.9 million for the first quarter of 2008 to $2.9 million for the first quarter of 2009. The $3.3 million increase in equity and other security transaction revenues was primarily related to unrealized gain/loss on our convertible preferred security and equity security investments in NYMT, which reflected a loss of $2.3 million for the first quarter of 2008 compared to a gain of $1.2 million for the first quarter of 2009. Of the $2.3 million loss for the first quarter of 2008, $0.5 million was related to JMPRT’s investment in NYMT convertible preferred security, which was consolidated in the Company’s Consolidated Statement of Operations for the quarter ended March 31, 2008 but not consolidated in the Company’s Consolidated Statement of Operations for the quarter ended March 31, 2009.

Interest, Dividends and Other Income

Interest, dividends and other income decreased $1.1 million, or 52.7%, from $2.1 million for the quarter ended March 31, 2008 to $1.0 million for the same period in 2008. The decrease was attributable to interest and dividend income, which decreased $0.9 million, from $1.6 million for the quarter ended March 31, 2008 to $0.7 million for the same period in 2009, and was primarily due to a decrease in interest income as a result of JMPRT’s asset and liability transfer to HMOP as well as sharply lower interest rates in the first quarter 2009 compared to the same period in 2008. Other income, primarily from revenue sharing arrangements with, and fees earned to raise capital for third-party investment partnerships or funds, also decreased $0.2 million from $0.5 million for the quarter ended March 31, 2008 to $0.3 million for the quarter ended March 31, 2009.

Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions as well as equity-based compensation to our employees and managing directors, increased $6.2 million, or 49.3%, from $12.6 million for the quarter ended March 31, 2008 to $18.8 million for the quarter ended March 31, 2009.

Employee payroll, taxes and benefits, and consultant fees, increased $1.0 million, or 16.6%, from $6.2 million for the quarter ended March 31, 2008 to $7.3 million for the quarter ended March 31, 2009 primarily due to increases in base salaries from May 1, 2008.

Performance-based cash bonus and commission increased $5.9 million, or 137.5%, from $4.3 million for the quarter ended March 31, 2008 to $10.2 million for the quarter ended March 31, 2009 primarily due to higher asset management revenues in 2009. As a percentage of total revenues, asset management fees increased from 13.9% for the quarter ended March 31, 2008 to 33.8% for the same period in 2009. For the quarter ended March 31, 2009, 76.9% of asset management revenues were incentive fees for which we accrue performance-based bonuses at a higher rate than other types of revenues. This resulted in higher compensation and benefits as a percentage of revenues for the first quarter of 2009 compared to the same period in 2008.

Equity-based compensation decreased $0.7 million, or 34.0%, from $2.1 million for the quarter ended March 31, 2008 to $1.4 million for the quarter ended March 31, 2009 primarily due the acceleration of the vesting of restricted stock units (“RSUs”) granted under our 2007 bonus compensation program on December 22, 2008. As a result of the acceleration, the Company recognized $2.6 million of amortization expense from future periods in the year ended December 31, 2008 eliminating amortization expense on those RSUs in the future periods, including the quarter ended March 31, 2009. The total equity-based compensation expense for the quarter ended March 31, 2009 included $1.0 million recognized for RSUs granted in connection with the initial public offering and $0.4 million recognized for RSUs granted after the initial public offering.

Compensation and benefits as a percentage of revenues increased from 63.7% of total revenues for the quarter ended March 31, 2008 to 75.1% for the same period in 2009 primarily due to, as mentioned above, an increase in asset management incentive fees as a proportion of total revenues. Excluding expense from RSU’s granted in connection with the initial public offering of $1.0 million for both of the quarters ended March 31, 2008 and 2009, as a percentage of revenues, compensation and benefits increased from 58.5% of total revenues for the quarter ended March 31, 2008 to 71.3% for the same period in 2009.

Administration

Administration expenses decreased $0.2 million, or 12.5%, from $1.3 million for the quarter ended March 31, 2008 to $1.1 million for the quarter ended March 31, 20009. The decrease was primarily due to lower conferences expense in the first quarter 2009 compared to the same period in 2008. As a percentage of total revenues, administration expense decreased from 6.5% of total revenues for the quarter ended March 31, 2008 to 4.5% for the same period in 2009 as a result of higher revenues in 2009 compared to 2008.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees decreased $0.1 million, or 9.0%, from $1.4 million for the quarter ended March 31, 2008 to $1.3 million for the quarter ended March 31, 2009. This decrease is primarily due to fewer shares traded in the period ended March 31, 2009, compared to the same period in 2008. As a percentage of total revenues, our brokerage, clearing and exchange fees decreased from 7.0% for the quarter ended March 31, 2008 to 5.0% for the same period in 2009.

Interest and Dividend Expense

Interest and dividend expense decreased $0.1 million, or 52.8%, from $0.2 million for the quarter ended March 31, 2008 to $0.1 million for the same period in 2009. As a percentage of total revenues, interest and dividend expense decreased from 1.1% for the quarter ended March 31, 2008 to 0.4% for the same period in 2009 due to higher revenues in 2009 compared to 2008.

Loss Provision on Loans Receivable

Loss provision on loans receivable was $0.7 million for the quarter ended March 31, 2009. There was no provision recorded for the quarter ended March 31, 2008. The loss provision recorded in the quarter ended March 31, 2009 was related to loan notes advanced, which had the aggregate principal amount of $5.1 million at March 31, 2009.

Other Expenses

Other expenses decreased $0.9 million, or 23.3%, from $3.8 million for the quarter ended March 31, 2008 to $2.9 million for the quarter ended March 31, 2009. The decrease was primarily due a decrease in travel and entertainment expense of $0.5 million reflecting lower business activities in the first quarter of 2009 compared to the same period in 2008 as well as a decrease in professional fees of $0.3 million primarily due to lower legal expenses in the first quarter of 2009 compared to the same period in 2008. As a percentage of total revenues, other expenses decreased from 19.4% for the quarter ended March 31, 2008 to 11.7% for the same period in 2009 mostly as a result of higher revenues in 2009 compared to the same period in 2008.

Noncontrolling interest

Noncontrolling interest was $526 and $56.4 thousand for the three months ended March 31, 2009 and 2008, respectively. Noncontrolling interest for the three months ended March 31, 2009 relates to the interest of third parties in Opportunity Acquisition Corp. (SPAC), a partially owned subsidiary consolidated on our books. Noncontrolling interest for the three months ended March 31, 2008 relates to the interest of third parties in SPAC, JMP Realty Trust (JMPRT), and in two of our asset management funds, Harvest Consumer Partners (HCP) and Harvest Technology Partners (HTP). Because of the ownership and external management position which did not provide the limited partners with substantive rights to remove the general partner, we consolidated

JMPRT, HCP and HTP through December 31, 2008, November 30, 2008 and July 31, 2008, respectively, and recorded noncontrolling interest. Additional limited partners invested in HTP and HCP during 2008 and the limited partners had substantive rights to remove the general partner effective August 1, 2008 for HTP and December 1, 2008 for HCP. As a result, we deconsolidated HTP and HCP as of the respective effective date. The assets and liabilities of JMPRT were transferred to HMOP effective January 2, 2009 and as a result of substantive kick out rights, HMOP is not required to be consolidated as of March 31, 2009.

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

In connection with our initial public offering and Reorganization, we have become subject to federal and state income taxes on all taxable income earned subsequent to May 15, 2007. Additionally, in connection with the Reorganization, we recognized a one-time tax benefit of $4.0 million in connection with the establishment of net deferred tax asset items of $10.2 million. In calculating the one-time tax benefit amount and associated deferred tax asset items, the Company made reasonable estimates of its share of the 2006 taxable income and 2007 taxable income attributed to the period from January 1 through May 15, 2007 of the partnerships in which it has a direct or indirect interest.

For the three months ended March 31, 2009 and 2008, we recorded tax expense of $52.4 thousand and tax benefit of 159.6 thousand, respectively. The tax benefit for the three months ended March 31, 2008 included an adjustment of $0.3 million to the 4.0 million one-time tax benefit recorded in 2007.

The effective tax rate for the three months ended March 31, 2009 and 2008 was 60.7% and 30.5%, respectively, excluding the one-time tax benefit. Including the one-time tax benefit, the effective tax rate for the three months ended March 31, 2009 and 2008 was 60.7% and (30.7%), respectively.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital and liquidity for the three months ended March 31, 2009 to illustrate where our capital was invested and the financial condition of the Company.

The timing of bonus compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees and managing directors are generally paid semi-monthly during the year, bonus compensation, which makes up a larger portion of total compensation, is generally paid once a year during the first two months of the following year. In February 2009, we paid out $18.9 million of cash bonus for 2008, excluding employer payroll tax expense.

In February 2009, the Company made a $2.0 million investment in HuaMei Capital Company, Inc. (HuaMei), a joint venture with China Merchants Securities Co.(HK), Ltd., a securities brokerage and investment banking firm, and other private investors. Through HuaMei, the Company can provide investment banking services to U.S. and Chinese companies seeking to execute cross-border transactions on both sides of the Pacific.

Our balance sheet is relatively liquid and unleveraged. As of March 31, 2009, we had net liquid assets of $66.8 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, note payable and noncontrolling interest. We had an undrawn $18.9 million and $21.0 million revolving line of credit with City National Bank (the “Lender”) at March 31, 2009 and December 31, 2008, respectively.

Substantially all of our financial instruments are recorded at fair value or amounts that approximate fair value. At March 31, 2009 and December 31, 2008, the Company had Level 3 assets (assets whose fair value was determined using unobservable inputs that are not corroborated by market data) of $10.5 million and $18.2 million which represented 7.7% and 11.9% of total assets, respectively. The decrease in Level 3 assets of $7.7 million was primarily related to JMPRT’s investment in NYMT convertible preferred stock, which was consolidated in the Company’s Consolidated Statement of Financial Condition at December 31, 2008 but not consolidated in the Company’s Consolidated Statement of Financial Condition at March 31, 2009 as a result of the transfer of JMPRT assets and liabilities to HMOP effective January 2, 2009. The carrying value of JMPRT’s investment in NYMT convertible preferred stock was $7.8 million at December 31, 2008.

Effective April 7, 2009, JMP Group Inc., through its majority owned indirect subsidiary JMP Credit Corporation, completed the acquisition of 100% of the membership interests of Cratos Capital Partners, LLC and its subsidiary Cratos Capital Management, LLC (collectively, “Cratos”), an alternative asset manager of collateralized loan obligations, together with certain securities of Cratos CLO I, Ltd., and a diversified portfolio of approximately $462 million par amount of first lien corporate loans for which Cratos serves as investment adviser. The Company will consolidate the operations of JMP Credit Corporation and Cratos CLO I, Ltd. into its financial statements commencing with the second quarter of 2009.

A condensed table of cash flows for the three months ended March 31, 2009 and 2008 is presented below.

	Three Months Ended March 31,		Change from 2008 to 2009
	2009	2008	$	%
(in thousands)
Cash flows used in operations	$(10,845)	$(16,082)	$5,237	32.6%
Cash flows used in investing activities	(3,002)	(19,013)	16,011	84.2%
Cash flows from financing activities	1,199	4,201	(3,002)	-71.5%

Total cash flows	$(12,648)	$(30,894)	$18,246	N/A

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule. We use the basic method permitted by the Uniform Net Capital Rule to compute net capital, which generally requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of $27.5 million and $39.8 million, which were $26.4 million and $38.7 million in excess of the required net capital of $1.1 million and $1.1 million at March 31, 2009 and December 31, 2008, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.38 to 1 and 0.24 to 1 at March 31, 2009 and December 31, 2008, respectively.

The Company currently intends to declare quarterly cash dividends on all outstanding shares of common stock. The Company currently does not plan to pay dividends on unvested shares of restricted stock. In March 2009, the Company’s board of directors declared a quarterly cash dividend of $0.01 per share of common stock which the Company paid in April 2009, for the fourth quarter of 2008.

On March 3, 2009, the Company’s board of directors authorized the repurchase of an additional 0.5 million shares of our common stock during the next twelve months, depending on market conditions.

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

Cash Flows for the Three Months Ended March 31, 2009

Cash decreased by $12.6 million during the three months ended March 31, 2009, primarily as a result of cash used in operating and investing activities.

Our operating activities used $10.8 million of cash from the net income of $34.5 thousand adjusted for the cash used in the change in operating assets and liabilities of $5.2 million and non-cash revenue and expense items of $5.6 million. The decrease in operating assets and liabilities was primarily due to the payout of $18.9 million in 2008 bonuses in February 2009.

Our investing activities used $3.0 million, which consisted mostly of $0.3 million of net purchases of other investments and $2.7 million in cash reduction attributable to the transfer of assets and liabilities from JMPRT, a consolidated subsidiary, to HMOP, a non-consolidated hedge fund. During the three months ended March 31, 2009, we invested $2.0 million in HuaMei and $2.0 million in a mortgage fund as a limited partner and redeemed $3.8 million of our investment in the hedge funds managed by HCS.

Our financing activities provided $1.2 million of cash primarily due to a draw down on our revolving note with City National Bank (CNB) of $2.1 million in the three months of 2009, offset by a repayment of term note payable of $0.4 million, our cash dividends paid to stockholders of $0.2 million and the repurchases of our common shares for treasury of $0.3 million.

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2009. However, as described below under “Qualitative and Quantitative Disclosures About Market Risk - Credit Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Standards No. 109, Accounting for Income Taxes, (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets and liabilities based upon the temporary differences between the financial reporting and tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce the deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Predecessor, JMP Group LLC, was a limited liability company and was treated as a partnership for federal and state income tax purposes. Therefore, the Predecessor was not subject to federal and state income taxes, and accordingly, did not provide for the federal and state income taxes in the financial statements, but it was liable for state and local unincorporated business tax or franchise tax.

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

The risk factors included in our December 31, 2008 annual report on Form 10-K continue to apply to us, and describe risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. There have not been any material changes from the risk factors previously described in our December 31, 2008 annual report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2009.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2009 to January 31, 2009	—		$—	—	903,522
February 1, 2009 to February 28, 2009	30,732	(2)	$5.00	30,732	872,790
March 1, 2009 to March 31, 2009	27,100		$3.99	27,100	1,345,690

Total	57,832			57,832

(1)	A 1.5 million share repurchase program authorized in August and November 2007 was fully executed as of January 18, 2008. On March 10, 2008 and March 3, 2009, the Company’s board of directors authorized the repurchase of an additional 2.0 million shares during the subsequent eighteen months and the repurchase of an additional 0.5 million shares during the subsequent twelve months, respectively.

(2)	Includes 30,732 shares repurchased in connection with employee stock plans, whereby the Company’s shares were tendered by employees for the payment of applicable withholding taxes.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2009

JMP Group Inc.

By:	/s/ Joseph A. Jolson
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ Thomas B. Kilian
Name:	Thomas B. Kilian
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Purchase Agreement dated March 31, 2009 (incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on April 13, 2009)

10.1	Summary of Compensation Arrangements with Executive Officers

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for certain portions of this Exhibit 2.1 under 17 CFR §§230.24b-2 and 200.80(b)(4).