Form 10-K/A
period 2008-12-31
JMP Group Inc.
filed 2009-05-15
CIK 1383803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of May 14, 2009 there were 20,750,107 shares of the registrant’s common stock outstanding.

Documents incorporated by reference:

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2009 annual meeting of stockholders to be held in June 2009 are incorporated by reference in this Form 10-K.

EX-23.2 Consent of Deloitte & Touche LLP

EX-31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EX-31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EX-32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.1 Financial statements and supplementary data of New York Mortgage Trust, Inc.

Explanatory Note

This Amendment No. 1 on Form 10-K/A to the JMP Group Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 9, 2009, is being filed solely for the purpose of including the financial statements and supplementary data of New York Mortgage Trust, Inc. (“NYMT”). NYMT is deemed to be a significant subsidiary of the Company after applying the guidance set forth in the Division of Corporation Finance Financial Reporting Manual, paragraph 2435.2. As described in our Annual Report on Form 10-K, we were unable to include certain financial information about NYMT in our original Form 10-K since we are an accelerated filer whereas NYMT is a non-accelerated filer and outside of the control of the Company. This Form 10-K/A amends the original Form 10-K solely by the addition of the NYMT financial statements and supplementary data to Part IV, Item 15. The NYMT financial statements and supplementary data are being included in Part IV, Item 15 through incorporation by reference to Exhibit 99.1 filed herewith. This Amendment No.1 does not otherwise update any information as originally filed and does not otherwise reflect events occurring after the original filing date of our Annual Report on Form 10-K.

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Form 10-K/A:

1. Financial Statements

Pursuant to Exchange Act Rule 12b-23, the Company incorporates the financial statements and supplementary data of New York Mortgage Trust, Inc. by reference to Exhibit 99.1 filed with this Form 10-K/A.

2. Exhibits

See the Exhibit Index beginning on page 6 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K/A.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2009

JMP Group Inc.
Registrant

By:	/s/ Thomas B. Kilian
Thomas B. Kilian
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1	Reorganization and Exchange Agreement (incorporated by reference to Exhibit 2.1 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

3.1	Fourth Amended and Restated Certificate of Incorporation of JMP Group Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2007 on Form 10-Q filed on June 21, 2007).

3.2	Amended and Restated Bylaws of JMP Group Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2007 on Form 10-Q filed on June 21, 2007).

4.1	Form of Certificate Representing Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on April 19, 2007).

10.1	Amendment Number Three to Credit Agreement, dated As of December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on January 7, 2009)

10.1.1	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1.1 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.2	Form of Partners’ Exchange Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.3	Credit Agreement Dated August 3, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on March 27, 2007).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on March 27, 2007).

10.8	Lease Agreement, Dated December 18, 2003 (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.8.1	First Amendment Letter to Lease Dated May 10, 2004 (incorporated by reference to Exhibit 10.8.1 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.9	Sublease, Dated December 18, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.9.1	Consent to Sublease, Dated December 18, 2003 (incorporated by reference to Exhibit 10.9.1 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.9.2	Letter Amendment to Consent to Sublease, Dated May 10, 2004 (incorporated by reference to Exhibit 10.9.2 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.10	JMP Group Inc. 2007 Senior Executive Bonus Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.11	JMP Group LLC 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.12	Form of Stock Pledge Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.13.1	Notice of Restricted Stock Unit Agreement (Principal Portion of Award) (incorporated by reference to Exhibit 10.13.1 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2008 on Form 10-Q filed May 9, 2008)

10.13.2	Notice of Restricted Stock Unit Agreement (Discount Portion of Award) (incorporated by reference to Exhibit 10.13.2 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2008 on Form 10-Q filed May 9, 2008)

10.13.3	Notice of Restricted Stock Unit Agreement (Four-Year Cliff) (incorporated by reference to Exhibit 10.13.3 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2008 on Form 10-Q filed May 9, 2008)

10.13.4	Form of 2008 Compensation Program Election Form and Participation Agreement (incorporated by reference to Exhibit 10.13.4 to the Registrant’s Current Report on Form 8-K filed February 5, 2009)

10.13.5	Form of Restricted Stock Bonus Award Agreement (incorporated by reference to Exhibit 10.13.4 to the Registrant’s Current Report on Form 8-K filed February 5, 2009)

10.14	Summary of Compensation Arrangements with Executive Officers (incorporated by reference to Exhibit 10.14 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2008 on Form 10-Q filed May 9, 2008)

10.15	Amendment Number Two to Credit Agreement (CNB) (incorporated by reference to Exhibit 10.15 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2008 on Form 10-Q filed May 9, 2008)

21	List of Subsidiaries of JMP Group Inc. (incorporated by reference to Exhibit 21 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

23.1	Consent of PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 23.1 to the Registrant’s annual report with respect to the year ended December 31, 2008 on Form 10-K filed May 9, 2009)

23.2*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Financial statements and supplementary data of New York Mortgage Trust, Inc.

*	Filed herewith