Form 10-Q
period 2009-06-30
JMP Group Inc.
filed 2009-08-06
CIK 1383803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of August 1, 2009 was 20,750,107.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

JMP Group Inc.

Consolidated Statements of Financial Condition

(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$40,714,307	$46,261,959
Restricted cash and deposits (includes cash on deposit with clearing broker of $255,336 at June 30, 2009 and December 31, 2008)	34,501,801	6,929,501
Receivable from clearing broker	2,213,310	1,878,078
Investment banking fees receivable, net of allowance for doubtful accounts of $0 and $78,579 at June 30, 2009 and at December 31, 2008	6,363,548	1,647,761
Marketable securities owned, at fair value	14,978,213	19,838,480
Incentive fee receivable	6,580,396	1,479,741
Other investments (of which $52,282,809 and $47,954,255 at fair value at June 30, 2009 and December 31, 2008)	54,282,809	47,954,255
Loans held for investment, net of allowance for loan losses	4,179,488	5,725,867
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	308,104,873	—
Interest receivable	1,954,686	72,194
Fixed assets, net	1,121,466	1,207,014
Deferred tax assets	55,387,066	11,062,174
Other assets	7,653,522	8,789,068

Total assets	$538,035,485	$152,846,092

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$7,780,239	$5,677,683
Accrued compensation	22,154,863	21,349,724
Asset-backed securities issued	324,225,065	—
Interest payable	849,658	17,663
Note payable	9,912,765	8,680,850
Contingent consideration	2,206,408	—
Deferred tax liability	48,298,517	224,204
Other liabilities	6,746,194	3,823,892

Total liabilities	422,173,709	39,774,016

Commitments and Contingencies
JMP Group Inc. Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,069,741 shares issued at June 30, 2009 and December 31, 2008; 20,750,107 and 20,470,125 shares outstanding at June 30, 2009 and December 31, 2008	22,070	22,070
Additional paid-in capital	126,066,801	125,939,747
Treasury stock (at cost, 1,319,634 and 1,599,616 shares at June 30, 2009 and December 31, 2008)	(8,702,163)	(10,710,981)
Accumulated deficit	(6,382,311)	(10,129,777)

Total JMP Group Inc. stockholders’ equity	111,004,397	105,121,059
Noncontrolling Interest	4,857,379	7,951,017

Total equity	115,861,776	113,072,076

Total liabilities and equity	$538,035,485	$152,846,092

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Investment banking	$10,597,521	$10,832,895	$14,713,352	$18,939,411
Brokerage	9,357,985	8,717,226	17,897,264	16,859,070
Asset management fees	4,033,136	1,330,847	12,499,133	4,072,620
Principal transactions	6,532,845	(682,693)	9,422,483	(2,062,574)
Gain on sale and refinancing of loans	4,844,132	—	4,844,132	—
Gain on bargain purchase	1,179,279	—	1,179,279	—
Net dividend income	650,751	881,282	1,084,206	1,464,152
Other income	768,547	159,577	1,035,523	708,492

Non-interest revenues	37,964,196	21,239,134	62,675,372	39,981,171

Interest income	11,667,022	343,890	11,958,462	1,257,180
Interest expense	(8,899,210)	(70,718)	(8,980,356)	(190,108)

Net interest income	2,767,812	273,172	2,978,106	1,067,072

Provision for loan losses	(3,257,192)	—	(3,982,192)	—

Total net revenues after provision for loan losses	37,474,816	21,512,306	61,671,286	41,048,243

Non-interest Expenses
Compensation and benefits	22,740,160	13,834,582	41,540,675	26,423,801
Administration	1,321,717	2,071,771	2,443,024	3,352,820
Brokerage, clearing and exchange fees	1,490,367	1,096,647	2,739,999	2,469,973
Travel and business development	716,183	1,026,214	1,052,854	1,954,970
Communications and technology	955,192	1,005,100	1,818,378	1,999,555
Occupancy	596,888	478,256	1,177,517	947,819
Professional fees	927,655	697,376	1,883,587	1,876,945
Depreciation	206,411	254,930	403,632	520,888
Other	159,192	(3,697)	163,669	(12,450)

Total non-interest expenses	29,113,765	20,461,179	53,223,335	39,534,321

Income before income tax expense	8,361,051	1,051,127	8,447,951	1,513,922
Income tax expense	3,559,939	645,676	3,612,366	486,102

Net income	4,801,112	405,451	4,835,585	1,027,820
Less: Net income attributable to the noncontrolling interest	514,927	210,981	515,453	154,550

Net income attributable to JMP Group Inc.	$4,286,185	$194,470	$4,320,132	$873,270

Net income attributable to JMP Group Inc. per common share:
Basic	$0.21	$0.01	$0.21	$0.04
Diluted	$0.20	$0.01	$0.20	$0.04
Weighted average common shares outstanding:
Basic	20,642,794	20,371,347	20,571,786	20,458,622
Diluted	21,323,106	20,932,467	21,167,324	20,920,966

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	JMP Group Inc. Stockholders’ Equity
	Common Stock		Common Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, December 31, 2008	22,069,741	$22,070	$(10,710,981)	$125,939,747	$(10,129,777)	$7,951,017	$113,072,076
Net income	—	—	—	—	4,320,132	515,453	4,835,585
Additional paid-in capital - stock-based compensation	—	—	—	(1,268,568)	—	—	(1,268,568)
Cash dividends paid to shareholders	—	—	—	—	(412,555)	—	(412,555)
Purchases of shares of common stock for treasury	—	—	(1,106,518)	—	—	—	(1,106,518)
Reissuance shares of common stock from treasury	—	—	3,115,336	1,395,622	(160,111)	—	4,350,847
Sale of subsidiary shares to noncontrolling interest holders	—	—	—	—	—	323,705	323,705
Reorganization of a subsidiary (Note 2)	—	—	—	—	—	(3,932,796)	(3,932,796)

Balance, June 30, 2009	22,069,741	$22,070	$(8,702,163)	$126,066,801	$(6,382,311)	$4,857,379	$115,861,776

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$4,835,585	$1,027,820
Adjustments to reconcile net income to net cash (used in) provided by in operating activities:
Provision for doubtful accounts	—	(12,450)
Loss provision on loans receivable	3,982,192	—
Amortization of deferred loan fees	(189,579)	—
Accretion of liquidity discount, net	517,886	—
Gain on sale of loans	(4,844,132)	—
Gain on repurchase of asset-backed securities issued	(108,400)	—
Change in other investments:
Fair value	(6,371,815)	1,315,353
Incentive fees reinvested in general partnership interests	(4,231,851)	(1,191,600)
Depreciation and amortization of fixed assets	403,632	520,888
Stock-based compensation expense	2,646,898	4,573,465
Deferred income taxes	3,168,249	(4,030,762)
Gain on bargain purchase	(1,179,279)	—
Net change in operating assets and liabilities:
(Increase) in interest receivable	(745,596)	(30,019)
(Increase) decrease in receivables	(7,851,674)	572,789
Decrease in marketable securities	(390,920)	478,287
Decrease in restricted cash (excluding restricted cash reserved for lending activities), deposits and other assets	4,918,666	3,979,478
(Decrease) increase in marketable securities sold, but not yet purchased	2,102,556	(1,474,980)
(Decrease) in interest payable	(377,593)	(17,663)
Decrease in securities sold under agreements to repurchase	—	(9,135,000)
Decrease in accrued compensation and other liabilities	2,027,032	(20,037,687)

Net cash used in operating activities	(1,688,143)	(23,462,081)

Cash flows from investing activities:
Purchases of fixed assets	(158,084)	(139,949)
Investment in subsidiary	(2,089,477)	—
Purchases of other investments	(7,412,866)	(19,635,850)
Sales of other investments	4,939,967	—
Funding of loans collateralizing asset-backed securities issued	(48,050,181)	—
Funding of loans held for investment	—	(2,762,510)
Sale and refinancing of loans collateralizing asset-backed securities issued	18,613,584	—
Principal payments on loans collateralizing asset-backed securities issued	10,733,226	—
Principal payments on loans held for investment	112,663	322,000
Repayment of note receivable	—	335,272
Net change in restricted cash reserved for lending activities	17,747,934	—
Cash transferred from consolidated subsidiary to non-consolidated hedge fund	902,475	—

Net cash used in investing activities	(4,660,759)	(21,881,037)

Cash flows from financing activities:
Proceeds from issuance of note payable	6,100,000	4,480,850
Repayment of note payable	(4,966,877)	—
Net change in asset-backed securities issued	937,200	—
Cash dividends paid to stockholders	(412,555)	(2,042,610)
Purchases of shares of common stock for treasury	(1,106,518)	(2,801,403)
Capital contributions of noncontrolling interest members and shareholders	250,000	1,204,348
Dividends paid to noncontrolling interest shareholders	—	(130,380)

Net cash provided by financing activities	801,250	710,805

Net decrease in cash and cash equivalents	(5,547,652)	(44,632,313)
Cash and cash equivalents, beginning of period	46,261,959	99,127,043

Cash and cash equivalents, end of period	$40,714,307	$54,494,730

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,630,505	$165,711
Cash paid during the period for taxes	$730,000	$3,248,000

The fair values of noncash assets acquired and liabilities assumed in the Cratos acquisition were $376,371,923 and $370,775,518 respectively.

See accompanying notes to consolidated financial statements

JMP GROUP INC.

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

1. Organization and Description of Business

JMP Group Inc., together with its subsidiaries (collectively, the “Company”), is an independent investment banking and asset management firm headquartered in San Francisco. JMP Group Inc. completed its initial public offering on May 16, 2007, and concurrently completed a corporate reorganization (the “Reorganization”), which is described in greater detail in the Registration Statement on Form S-1 (File No. 333-140689) (the “Registration Statement”) filed with the Securities and Exchange Commission (“SEC”) in connection with the initial public offering. The Company conducts its investment banking and brokerage business through its wholly-owned subsidiary, JMP Securities LLC (“JMP Securities”), its asset management business through its wholly-owned subsidiary, Harvest Capital Strategies LLC (“HCS”) (formerly JMP Asset Management LLC, which changed its name to HCS effective September 29, 2008) and its majority-owned indirect subsidiary, JMP Credit Corporation (“JMP Credit”), and certain principal investments through its wholly-owned subsidiary JMP Capital LLC (“JMP Capital”). JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to, customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS.

Effective April 7, 2009, the Company, through its majority-owned indirect subsidiary JMP Credit, completed the acquisition of 100% of the membership interests of Cratos Capital Partners, LLC and its subsidiaries, including Cratos Capital Management, LLC (collectively, “Cratos”), an alternative asset manager of collateralized loan obligations, together with certain securities of Cratos CLO I, Ltd. (the “CLO”). Certain members of Cratos hold noncontrolling interests in JMP Credit. As a result of the acquisition, the Company now operates in three reportable business segments: 1) Broker-Dealer, 2) Asset Management and 3) Corporate Credit. Please refer to Note 4 and Note 23 for further information on the acquisition and our business segments.

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

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities and HCS, the indirectly wholly-owned subsidiary, JMP Capital, and the partially-owned subsidiaries, JMP Credit, Harvest Mortgage Opportunities Partners “HMOP” (effective May 1, 2009), JMP Realty Trust, Inc. “JMPRT” (through December 31, 2008), Harvest Consumer Partners “HCP” (through November 30, 2008), Harvest Technology Partners “HTP” (through July 31, 2008) and Opportunity Acquisition Corp., a special purpose acquisition corporation, or “SPAC”, formed for the purpose of acquiring one or more businesses through a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination. The Company is the sponsor of the SPAC. All material intercompany accounts and transactions have been eliminated in consolidation.

Noncontrolling interest on the consolidated statements of financial condition at June 30, 2009 relates to the interest of third parties in JMP Credit, HMOP and SPAC, partially-owned subsidiaries consolidated on our books. Noncontrolling interest on the consolidated statements of financial condition at December 31, 2008 relates to the interest of third parties in JMPRT and SPAC.

We apply the principles of FASB Interpretation No. 46 (revised), Consolidation of Variable Interest Entities (FIN 46(R)) to determine whether to consolidate any entities where we have a significant investment. The Company consolidates JMP Credit, Cratos and the assets and liabilities of the Cratos CLO securitization entity due to the acquisition of 100% of Cratos Capital Partners LLC which owns 100% of the subordinated notes in the CLO and performs ongoing management responsibilities for the CLO. Cratos Capital Partners LLC is deemed the primary beneficiary and therefore the underlying loans owned by the CLO entity are shown on our consolidated statements of financial condition under loans collateralizing asset-backed securities issued and the asset-backed securities (“ABS”) issued to third parties are shown under ABS issued.

        JMPRT is a real estate investment trust that was formed in June 2006. As of December 31, 2008, the Company owned 49.5% of JMPRT and certain employees owned 20.1%. Because of its ownership and management position, the Company consolidated JMPRT and recorded a noncontrolling interest through December 31, 2008. On January 2, 2009, all of the assets and liabilities within JMPRT were transferred to HMOP, a hedge fund managed by HCS. HMOP is a Delaware limited partnership organized for the purposes of investing in real estate-related assets which may include investments in residential or commercial mortgages or loans, real estate and other assets, loans and participation in loans of all types, other specialty mortgage products, and securities. HCS is the general partner of HMOP. In connection with the above asset and liability transfer, the Company exchanged its interest in JMPRT for an interest in HMOP. No gain or loss was recognized from this exchange. The partnership agreements for HMOP provide for the right of the limited partners to remove the general partners by a simple majority vote of the non-affiliated limited partners. This right satisfies all of the criteria enumerated in paragraph 7.b. of Emerging Issues Task Force Issue No. 04-5 (“EITF 04-5”), Determining whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. Because of these substantive kick-out rights, consolidation of HMOP was not required from January 2, 2009 through April 30, 2009. During the quarter ended June 30, 2009, several non-affiliated limited partners redeemed their interest in HMOP, and the remaining limited partners were no longer deemed to constitute substantive kick-out rights. As a result, the Company consolidates HMOP in its consolidated financial statements effective May 1, 2009.

HCP had been consolidated in the Company’s financial statements, with a noncontrolling interest being recorded, since its inception in January 2006 through November 30, 2008, due to the Company’s and related parties’ ownership and resulting control of HCP. As a result of the admission of additional non-affiliated limited partners, effective December 1, 2008 HCP was deconsolidated from the Company’s financial statements and the investment in HCP is accounted for under the equity method of accounting.

HTP had been consolidated in the Company’s financial statements, with a noncontrolling interest being recorded, since its inception in January 2006 through July 31, 2008, due to the Company’s and related parties’ ownership and resulting control of HTP. As a result of the admission of additional non-affiliated limited partners, effective August 1, 2008 HTP was deconsolidated from the Company’s financial statements and the investment in HTP is accounted for under the equity method of accounting.

In addition to HTP and HCP, HCS currently manages several other asset management limited partnerships and is a general partner of each. The partnership agreements for these asset management funds provide for the right of the limited partners to remove the general partners by a simple majority vote of the non-affiliated limited partners. This right satisfies all of the criteria enumerated in paragraph 7.b. of EITF 04-5 because the right is not subject to: (i) conditions that make it unlikely it will be exercisable; (ii) financial penalties or significant operational barriers to dissolution or liquidation of the funds; (iii) the absence of an adequate number of qualified replacement general partners; (iv) the absence of an explicit, reasonable mechanism by which the limited partners can call for and conduct a vote to exercise the right; and (v) the inability to obtain information necessary to exercise the right. As a result, consolidation of these asset management funds is not required.

On January 18, 2008, JMP Group Inc. and certain unconsolidated affiliates made an investment in convertible preferred stock of New York Mortgage Trust, Inc. (“NYMT”), a publicly traded real estate investment trust engaged in the investment management of mortgage-backed securities and high credit quality residential adjustable rate mortgage loans. Such investment by JMP Group Inc. and affiliated entities was $20.0 million in total, comprised of $5.0 million by JMP Group Inc., $5.0 million by certain funds managed by HCS, and $10.0 million from JMPRT. JMPRT’s investment in NYMT was transferred to HMOP on January 2, 2009. In addition, JMP Group Inc. invested $4.5 million in the common stock of NYMT on February 14, 2008 via a private investment in public equity (PIPE) transaction. At June 30, 2009, JMP Group Inc. owned approximately 6.3% of NYMT’s common stock. In addition, JMP Group Inc. and affiliated entities collectively owned 1.0 million shares of NYMT’s Series A Preferred Stock at June 30, 2009. The Series A Preferred Stock is convertible into shares of NYMT’s common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 1/2) shares of common stock for each share of Series A Preferred Stock. The Series A Preferred Stock matures on December 31, 2010, at which time any outstanding shares must be redeemed by NYMT at the $20.00 per share liquidation preference. Because of its current ownership and management position, the Company does not consolidate NYMT. As the Company accounts for its investment in NYMT in accordance with Statement of Financial Accounting Standards (“SFAS”) 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”), disclosure of summarized financial information of NYMT in the Company’s consolidated financial statements is required under paragraph 18f of SFAS 159 and paragraph 20d of APB Opinion No. 18. See Note 24 for the summarized financial information of NYMT.

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

The Company’s principal transaction revenues for these categories for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Equity and other securities	$4,327,039	$426,098	$4,391,939	$(2,831,046)
Warrants and other investments	4,309	191,842	(75,154)	153,584
Investment partnerships	2,201,497	(1,300,633)	5,105,698	614,888

Total principal transaction revenues	$6,532,845	$(682,693)	$9,422,483	$(2,062,574)

Gain (Loss) on Sale and Refinancing of Loans

Gain on sale and refinancing of loans consists of gains from the sale and refinancing of loans collateralizing asset backed securities at JMP Credit Corporation. Gains are recorded when the proceeds exceed our carrying value of the loan.

Gain on Bargain Purchase

A bargain purchase gain was recognized upon the acquisition of Cratos by JMP Credit Corporation on April 7, 2009. This represents the difference between the fair value of net assets acquired and the consideration to the sellers.

Interest Income

Interest income primarily relates to income earned on loans. Interest income on loans comprises the stated coupon as a percentage of the face amount receivable as well as accretion of accretable or purchase discounts and deferred fees and costs, see Loans held for investment and Loans collateralizing asset-backed securities issued for more information. Interest income is recorded on the accrual basis in accordance with the terms of the respective loans unless such loans are placed on non-accrual status.

Interest Expense

Interest expense primarily relates to expense incurred on asset-backed securities issued and note payable. Interest expense on asset-backed securities issued is the stated coupon as a percentage of the principal amount payable as well as amortization of liquidity discount which was recorded at the acquisition date of Cratos, see asset-backed securities issued for more information. Interest expense is recorded on the accrual basis in accordance with the terms of the respective asset-backed securities issued and note payable.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities or remaining maturities upon purchase of three months or less to be cash equivalents. The Company holds cash in financial institutions in excess of the FDIC insured limits. The Company periodically reviews the financial condition of these financial institutions and assesses the credit risk.

Restricted Cash and Deposits

Restricted cash and deposits include principal and interest payments that are collateral for the asset-backed securities issued by Cratos. They also include proceeds from short sales deposited with brokers that cannot be removed unless the securities are delivered, cash on deposit for operating leases as well as cash on deposit with JMP Securities’ clearing broker.

Restricted cash consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Principal and interest payments held as collateral for asset-backed securities issued	$24,692,333	$—

Cash collateral supporting standby letters of credit	1,159,746	—
Proceeds from short sales	7,780,239	5,677,682
Deposit with clearing broker	255,336	255,336
Other	614,147	996,483

	$34,501,801	$6,929,501

Receivable from Clearing Broker

The Company clears customer transactions through another broker-dealer on a fully disclosed basis. At June 30, 2009 and December 31, 2008, the receivable from clearing broker consisted solely of commissions related to securities transactions.

Investment Banking Fees Receivable

Investment banking fees receivable include receivables relating to the Company’s investment banking or advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis.

Fair Value of Financial Instruments

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. This standard establishes a consistent framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”) and expands disclosures with respect to fair value measurements. SFAS 157 applies to all financial instruments that are being measured and reported on a fair value basis. This includes those items currently reported in marketable securities owned, at fair value, other investments and marketable securities sold, not yet purchased, at fair value on the consolidated statements of financial condition. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 5 of the Notes to the consolidated financial statements for a complete discussion of SFAS 157.

Substantially all of the Company’s financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment, asset-backed securities issued and investment in HuaMei Capital Company, Inc., are recorded at fair value or amounts that approximate fair value. In February 2009, the Company made a $2.0 million investment in HuaMei Capital Company, Inc. (“HuaMei”) to expand its investment banking capabilities in China. HuaMei is a joint venture of China Merchants Securities; MVC Capital, Inc., a publicly traded business development company managed by The Tokarz Group Advisers LLC; and HuaMei Capital founders. The Company accounts for its investment in HuaMei under the equity method of accounting.

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

        Marketable securities owned and securities sold, but not yet purchased, consist of U.S. listed and over-the-counter (“OTC”) equity securities. Other investments consist principally of investments in private investment funds managed by the Company or its affiliates and an investment in a private investment fund managed by a third party. Such investments held by non-broker-dealer entities are accounted for under the equity method based on the Company’s share of the earnings (or losses) of the investee. The financial position and operating results of the private investment funds are generally determined on an estimated fair value basis as set forth in the AICPA Audit and Accounting Guide: Investment Companies. Generally, securities are valued (i) at their last published sale price if they are listed on an established exchange or (ii) if last sales prices are not published, at the highest closing “bid” price (for securities held “long”) and the lowest closing “asked” price (for “short” positions) as recorded by the composite tape system or such principal exchange, as the case may be. Where the general partner determines that market prices or quotations do not fairly represent the value of a security in the investment fund’s portfolio (for example, if a security is a restricted security of a class that is publicly traded) the general partner may assign a different value. The general partner will determine the estimated fair value of any assets that are not publicly traded.

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

Dividends received during the three months ended June 30, 2009 and 2008 on NYMT stock of $0.7 million and $0.5 million, respectively, were recorded in net dividend income on our Consolidated Statements of Operations. Dividends received during the six months ended June 30, 2009 and 2008 on NYMT stock of $0.9 million and $0.8 million, respectively, were recorded in net dividend income on our Consolidated Statements of Operations. There was no adjustment recorded to retained earnings related to the adoption of SFAS 159. During the three and six months ended June 30, 2009, the Company recorded unrealized gains of $2.1 million and $3.3 million, respectively, on the above investments in NYMT primarily due to the improved performance of NYMT’s stock during the period.

Loans Held for Investment

Loans held for investment are carried at their unpaid principal balance, net of any allowance for credit losses or deferred loan origination or commitment fees. For loans held for investment, we establish and maintain an allowance for credit losses based on management’s estimate of credit losses in our loans as of each reporting date. The Company records the allowance against loans held for investment on a specific identification basis. Loans are charged off against the reserve for credit losses if the principal is deemed not recoverable within a reasonable timeframe. Loan origination and commitment fees are deferred and recognized into Interest income in the Consolidated Statements of Operations over the life of the related loan. The Company does not accrue interest on loans which are in default for more than 90 days and loans which we expect full principal payments may not be received.

Loans Collateralizing Asset-Backed Securities Issued

Loans collateralizing asset-backed securities issued are commercial loans securitized and owned by the Cratos CLO. The loans consist of those loans within the CLO securitization structure at the acquisition date of Cratos and loans purchased or originated into the CLO subsequent to the Cratos acquisition date.

Loans acquired through the purchase and resulting consolidation of Cratos were recorded at their fair value as of the acquisition date under the guidance of SFAS No 141(R), Business Combinations. Any unamortized deferred fees or costs related to the loans that existed prior to the acquisition were written off at that date.

For those loans deemed impaired as of the date of the acquisition, accounted for in accordance with Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, the total discount from outstanding principal balance to fair value consists of a nonaccretable credit discount and in most cases an accretable liquidity (or market value) discount. For the remaining loans acquired through the purchase of Cratos, any discounts to fair value were recorded as accretable liquidity discounts as they were not attributable to credit quality. Those loans are accounted for in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS 91”). For both types of loans, the accretable portion of the discount is recognized into interest income as an adjustment to the yield of the loan over the contractual life of the loan using the interest method.

        The Company continues to estimate the cash flows expected to be collected over the life of the loans acquired through the purchase of Cratos. If, upon subsequent evaluation, the Company believes it is unable to collect all cash flows expected at the acquisition date plus additional cash flows expected to be collected arising from changes in estimate after the acquisition, the loan is considered impaired for purposes of applying the measurement and other provisions of SFAS No. 5, Accounting for Contingencies (“SFAS 5”) or, if applicable, SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”). Loans considered impaired at the acquisition date of Cratos continue to be assessed in accordance with SFAS No. 114. If based on current information and events, it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, the Company will first reduce any remaining credit discounts (including allowances for loan losses) and, to the extent necessary, any liquidity discounts for the loans established after its acquisition for the increase in the present value of cash flows expected to be collected. Then the Company will recalculate the amount of accretable yield for the loan as the excess of the revised cash flows expected to be collected over the sum of (a) the initial investment less (b) cash collected less (c) write-downs plus (d) amount of yield accreted to date. The Company will adjust the amount of accretable yield by reclassification from nonaccretable discount. The adjustment is accounted for as a change in estimate in conformity with SFAS No. 154, Accounting Changes and Error Corrections, with the amount of periodic accretion adjusted over the remaining life of the loan. The resulting yield is then used as the effective interest rate in any subsequent accounting.

Loans purchased or originated after the acquisition date of Cratos are stated at the principal amount outstanding net of deferred fees, deferred costs and the allowance for loan losses. Net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using the interest method in accordance with SFAS 91. Remaining amounts are recognized into income when the related loans are paid off or sold. Any discount from principal amount of purchased loans is accreted into interest income as a yield adjustment over the contractual life of the loan.

The accrual of interest on loans is discontinued when principal or interest payments are 90 days or more past due or when, in the opinion of management, reasonable doubt exists as to the full collection of principal and/or interest. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Any reversals of income from previous years are recorded against the allowance for loan losses. When the Company receives a cash interest payment on a non-accrual loan, it is applied as a reduction of the principal balance. Non-accrual loans are returned to accrual status when the borrower becomes current as to principal and interest and has demonstrated a sustained period of payment performance. The amortization of loan fees is discontinued on nonaccrual loans and may be considered for write-off. Depending on the terms of the loan, a fee may be charged upon a prepayment which is recognized in the period of the prepayment. Syndication and structuring fees are recognized in the period the service is completed as other income.

Allowance for Loan Losses

The Company maintains an allowance for loan losses that is intended to estimate loan losses inherent in its loan portfolio. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses is maintained at a level, in the opinion of management, sufficient to off set estimated losses inherent in the loan portfolio as of the date of the financial statements. The appropriateness of the allowance and the allowance components are reviewed quarterly. The Company’s estimate of each allowance component is based on observable information and on market and third party data that the Company believes are reflective of the underlying loan losses being estimated.

In accordance with SFAS 5, the Company provides a base allowance on a loan by loan basis for loans at JMP Credit that are not impaired and were purchased after the Cratos acquisition. The Company employs internally developed and third party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default), which are used in developing an appropriate allowance for loan losses. The Company performs periodic detailed reviews of its loan portfolio to identify risks and to assess the overall collectibility of loans.

In accordance with SFAS 114, impairment allowances are included in the allowance for loan losses. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral securing the loan if the loan is collateral dependent, depending on the circumstances and the Company’s collection strategy. For those loans held by Cratos at the date of acquisition by JMP Credit, and deemed impaired at that date or a subsequent date, allowance for loan losses is calculated considering two further factors. For loans deemed impaired at the date of acquisition if there is a further decline in expected future cash flows, this reduction is recognized as a specific reserve in the current quarter in accordance with above. For those loans deemed impaired subsequent to the acquisition date, if the net realizable value is lower than the current carrying value then the carrying value is reduced and the difference is booked as provision for loan losses. If the total discount from unpaid principal balance to carrying value is larger than the expected loss at the date of assessment, no provision for loan losses is recognized.

Loans which are deemed to be uncollectible are charged off and deducted from the allowance.

Asset-Backed Securities Issued

Asset-backed securities (“ABS”) represent securities issued to third parties from the CLO when the CLO structure closed in 2007. The Company consolidates the CLO for financial reporting purposes as of the April 7, 2009 acquisition date. At the acquisition date, in accordance with SFAS 141(R) the ABS were recorded at fair value which comprised principal balance outstanding less liquidity discount. The liquidity discount will be amortized into interest expense over the expected remaining lives of the ABS using the interest method in accordance with APB No. 21, Interest on Receivables and Payables.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets and liabilities based upon the temporary differences between the financial reporting and tax bases of the assets and liabilities. Valuation allowances are established when necessary to reduce the deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

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

For the three and six months ended June 30, 2009 and 2008, income taxes are computed based on actual results.

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

Stock-based compensation includes restricted stock units and stock options granted under the Company’s 2007 Equity Incentive Plan, and stock options granted under the Company’s 2004 Equity Incentive Plan.

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

Subsequent Events

The Company has performed an evaluation of subsequent events through August 6, 2009, which is the date the financial statements were issued.

Reclassification

Certain balances from prior years have been reclassified in order to conform to the current year presentation. The reclassifications had no impact on the Company’s financial position, net income or cash flows. Please see Note 23 for the effect of reclassifications on segments.

3. Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162, (“SFAS 168”). In July 2009, the FASB issued SFAS 168 to replace SFAS No. 162 and to establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS 168 for the three-month period ending September 30, 2009. The Company does not expect the adoption to have an impact on our consolidated financial position or results of operations.

SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS 167”). In June 2009, the FASB issued SFAS 167 which amends certain requirements of FIN 46R to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating SFAS 167 and has not yet determined the impact on our consolidated financial position or results of operations. However, the Company currently does not consolidate hedge funds it manages where there are substantive kick-out rights that can remove the general partner by a simple majority vote of the non-affiliated limited partners. The implementation of SFAS 167 by the Company on January 1, 2010 may then require the consolidation of these hedge funds.

SFAS No. 166, Accounting for Transfers of Financial Assets an amendment of SFAS No. 140, (“SFAS 166”). In June 2009, the FASB issued SFAS 166 which amends SFAS No. 140 to remove the concept of a qualifying special-purpose entity and to remove the exception from applying FASB Interpretation (“FIN”) No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46R”) to qualifying special-purpose entities. In addition, SFAS 166 defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. It also requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. FAS 166 must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company will adopt SFAS 166 for the three-month period ending March 31, 2010. The Company does not expect the adoption to have an impact on our consolidated financial position or results of operations.

SFAS No. 165, Subsequent Events, (“SFAS 165”). In May 2009, the FASB issued SFAS 165 which establishes principles and requirements for subsequent events. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date as well as the date through which subsequent events are evaluated. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company’s adoption of SFAS 165 for the three-month period ended June 30, 2009 did not have a material impact on our consolidated financial position or results of operations.

FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP 157-4”). In April 2009, the FASB issued FSP 157-4, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of FSP 157-4 for the three-month period ended June 30, 2009 did not have a material impact on our consolidated financial position or results of operations.

FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1and APB 28-1”). In April 2009, the FASB issued FSP 107-1 and APB 28-1. FSP 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company’s adoption of FSP 107-1 and APB 28-1 for the three-month period ended June 30, 2009 did not have a material impact on our consolidated financial position or results of operations.

4. Acquisition

Effective April 7, 2009, the Company, through its majority-owned indirect subsidiary JMP Credit, completed the acquisition of 100% of the membership interests of Cratos Capital Partners, LLC and its subsidiaries, including Cratos Capital Management, LLC (collectively, “Cratos”), an alternative asset manager of collateralized loan obligations, together with 100% of the subordinated securities of Cratos CLO I, Ltd. (the “CLO”). The results of operations of Cratos from April 7, 2009 to June 30, 2009 have been included in the statement of operations of the Company for the three and six month periods ended June 30, 2009. The CLO was, at the acquisition date, a diversified portfolio of approximately $467 million par amount of first lien corporate loans for which Cratos serves as investment adviser. The Company acquired control of Cratos through acquiring Cratos Capital Partners LLC (which holds the subordinated securities) with the intent of expanding its business in alternative asset management.

The acquisition was accounted for under the acquisition method of accounting in accordance with SFAS 141(R). Accordingly, the purchase price was allocated to assets and liabilities based on their estimated fair value at the acquisition date. The consideration for the net assets acquired was concluded upon prior to the assessment of the fair value (in accordance with SFAS 141(R)) of the net assets at the acquisition date. Therefore, the excess of the value of the net assets acquired over the purchase price was recorded as gain on bargain purchase and is shown as a separate component of revenues in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2009. The following table represents the allocation of the purchase price to the acquired net assets and resulting gain on bargain purchase:

Amount of cash paid	$4,000,000
Fair value of contingent consideration (Note 10)	2,253,944
Discount on noncontrolling interest	73,705

Total purchase price	6,327,649

Allocation of the purchase price
Cratos member’s deficit	(13,595,538)
Pre-tax adjustments to reflect assets and liabilities at fair value:

Loans collateralizing asset-backed securities issued	(113,224,756)
Fixed assets	(34,252)
Deferred financing costs	(6,881,314)
Other assets	(54,916)
Accrued interest payable	7,180
Asset -backed securities issued	138,399,679

Pre-tax total adjustments	18,211,621
Deferred income taxes	(581,172)

After tax total adjustments	17,630,449
Other acquisition adjustments
Contingent liability to seller (Note 10)	(2,253,944)
Working capital line payoff	5,799,666
Noncontrolling interest at fair value	(73,705)

Fair value of net assets acquired	7,506,928

Bargain purchase gain resulting from Cratos acquisition	$(1,179,279)

The following condensed statement of net assets acquired reflects the fair values assigned to the assets and liabilities of Cratos as of the acquisition date:

Assets:
Cash and cash equivalents	$1,910,523
Restricted cash and deposits	44,359,080
Loans collateralizing asset-backed securities issued	280,499,632
Interest receivable	1,136,896
Deferred tax asset	50,121,928
Other assets	254,387

Total assets	$378,282,446

Liabilities:
Asset-backed securities issued	$316,513,000
Interest payable	1,209,588
Other liabilities	2,349,830
Deferred tax liability	50,703,100

Total liabilities	$370,775,518

Net assets acquired, at fair value	$7,506,928

The following unaudited pro forma condensed combined statements of income present the combined results of the Company’s operations with Cratos as if the acquisition had occurred on January 1, 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Pro forma revenues	$36,343,724	$22,034,708	$60,605,263	$50,429,182
Pro forma net income	3,280,930	(667,800)	2,516,825	3,073,829
Pro forma net income per share - basic	$0.16	$(0.03)	$0.12	$0.15
Pro forma net income per share - diluted	$0.15	$(0.03)	$0.12	$0.15

In the unaudited pro forma results, amortization of liquidity discounts on loans collateralizing asset-backed securities issued and on asset-backed securities issued (which were recognized at the acquisition date) has been recorded into pro forma revenues from January 1, 2008. In addition the gain on bargain purchase upon the acquisition was reflected as if it occurred in the first quarter of 2008 pro forma revenues.

5. Marketable Securities and Other Investments

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

The following tables provide fair value information related to the Company’s financial assets and liabilities in accordance with SFAS 157 at June 30, 2009 and December 31, 2008:

	Assets at Fair Value as of June 30, 2009
	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Marketable securities owned:
Equity securities	$14,978,213	$—	$—	$14,978,213

Total marketable securities owned	$14,978,213	$—	$—	$14,978,213

Other investments:
General partner investment in hedge funds	$—	$29,992,713	$—	$29,992,713
General partner investment in funds of funds	—	—	3,786,876	3,786,876

Total general partner investment in funds	—	29,992,713	3,786,876	33,779,589
Limited partner investment in private equity fund	—	—	2,391,193	2,391,193
Limited partner investment in mortgage fund	—	2,000,000	—	2,000,000
Investment in NYMT convertible preferred stock (1)	—	—	13,867,950	13,867,950
Warrants	—	—	244,077	244,077

Total other investments	$—	$31,992,713	$20,290,096	$52,282,809

(1)	Carried in the Consolidated Statements of Financial Condition at fair value in accordance with SFAS 159.

	Assets at Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:

Marketable securities owned:
Equity securities	$11,976,235	$—	$—	$11,976,235
Quasi-government agency securities	7,862,245	—	—	7,862,245

Total marketable securities owned	$19,838,480	$—	$—	$19,838,480

Other investments:
General partner investment in hedge funds	$—	$29,766,076	$—	$29,766,076
General partner investment in funds of funds	—	—	3,678,073	3,678,073

Total general partner investment in funds	—	29,766,076	3,678,073	33,444,149
Limited partner investment in private equity fund	—	—	2,516,115	2,516,115
Investment in NYMT convertible preferred stock (1)	—	—	11,686,650	11,686,650
Warrants	—	—	307,341	307,341

Total other investments	$—	$29,766,076	$18,188,179	$47,954,255

(1)	Carried in the Consolidated Statements of Financial Condition at fair value in accordance with SFAS 159.

	Liabilities at Fair Value as of June 30, 2009
	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:

Marketable securities sold, but not yet purchased	$7,780,239	$—	$—	$7,780,239

	Liabilities at Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Marketable securities sold, but not yet purchased	$5,677,683	$—	$—	$5,677,683

The following tables provide a reconciliation of the beginning and ending balances for the assets at fair value using significant unobservable inputs (Level 3) for the three months ended June 30, 2009 and 2008:

	Balance as of March 31, 2009	Purchases/(sales), net		Total gains and (losses) (realized and unrealized)	Transfers in/(out) of Level 3	Balance as of June 30, 2009	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$3,709,249	$—		$77,627	$—	$3,786,876	$77,627
Limited partner investment in private equity fund	2,450,312	(71,600)		12,481	—	2,391,193	12,481
Investment in NYMT convertible preferred stock	4,144,649	8,446,700	(1)	1,276,601	—	13,867,950	1,276,601
Warrants	252,129	—		(8,052)	—	244,077	(8,052)

Total Level 3	$10,556,339	$8,375,100		$1,358,657	$—	$20,290,096	$1,358,657

(1)	Effective May 1, 2009, the Company consolidates HMOP in its consolidated financial statements. Accordingly, the investment in NYMT convertible preferred stock held by HMOP is included in the Company’s Level 3 assets as of June 30, 2009.

	Balance as of March 31, 2008	Purchases/(sales), net	Total gains and (losses) (realized and unrealized)	Transfers in/(out) of Level 3	Balance as of June 30, 2008	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$4,498,151	$—	$45,602	$—	$4,543,753	$45,602
Limited partner investment in private equity fund	2,296,747	94,900	71,109	—	2,462,756	71,109
Investment in NYMT convertible preferred stock	14,177,062	—	(111,861)	—	14,065,201	(111,861)
Warrants	227,172	—	76,592	—	303,764	76,592

Total Level 3	$21,199,132	$94,900	$81,442	$—	$21,375,474	$81,442

The following tables provide a reconciliation of the beginning and ending balances for the assets at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2009 and 2008:

	Balance as of December 31, 2008	Purchases/(sales), net		Total gains and (losses) (realized and unrealized)	Transfers in/(out) of Level 3	Balance as of June 30, 2009	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$3,678,073	$—		$108,803	$—	$3,786,876	$108,803
Limited partner investment in private equity fund	2,516,115	(71,600)		(53,322)	—	2,391,193	(53,322)
Investment in NYMT convertible preferred stock	11,686,650	655,600	(1)	1,525,700	—	13,867,950	1,525,700
Warrants	307,341	—		(63,264)	—	244,077	(63,264)

Total Level 3	$18,188,179	$584,000		$1,517,917	$—	$20,290,096	$1,517,917

(1)	Investment in NYMT convertible preferred stock held by JMPRT at December 31, 2008 of $7.8 million was removed from the Company’s assets in connection with the transfer of JMPRT assets and liabilities to HMOP effective January 2, 2009. The Company did not consolidate HMOP in its consolidated financial statements through April 30, 2009. Effective May 1, 2009, the Company consolidates HMOP in its consolidated financial statements. Accordingly, the investment in NYMT convertible preferred stock held by HMOP of $8.5 million is included in the Company’s Level 3 assets as of June 30, 2009.

	Balance as of December 31, 2007	Purchases/(sales), net	Total gains and (losses) (realized and unrealized)	Transfers in/(out) of Level 3	Balance as of June 30, 2008	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$4,460,971	$—	$82,782	$—	$4,543,753	$82,782
Limited partner investment in private equity fund	2,282,582	155,000	25,174	—	2,462,756	25,174
Investment in NYMT convertible preferred stock	—	15,000,000	(934,799)	—	14,065,201	(934,799)
Warrants	300,503	—	3,261	—	303,764	3,261

Total Level 3	$7,044,056	$15,155,000	$(823,582)	$—	$21,375,474	$(823,582)

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

Net transfers in/out of Level 3 represent existing financial assets that previously categorized at a different level. Transfers into or out of Level 3 result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets. There were no transfers in/out of Level 3 for the three and six months ended June 30, 2009 and 2008.

The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to Level 3 assets still held at the end of the period were reported in Principal Transactions in the accompanying Consolidated Statements of Operations. The change in unrealized gains and losses are partially offset by realized gains and losses during the period.

Other Investments not at Fair Value

On February 13, 2009 the Company entered into a business arrangement with China Merchants Securities Co.(HK), Ltd., a securities brokerage and investment banking firm, through a $2.0 million investment in HuaMei Capital Company, Inc. (“HuaMei”) to expand the Company’s investment banking capabilities in China. Through HuaMei, the Company intends to provide investment banking services to U.S. and Chinese companies seeking to execute cross-border transactions on both sides of the Pacific. HuaMei is a joint venture of China Merchants Securities; MVC Capital, Inc., a publicly traded business development company managed by The Tokarz Group Advisers LLC; and the HuaMei Capital founders. HuaMei has co-chief executive officers from China Merchant Securities Co. (HK), Ltd. and the Company. The Company has appointed its chairman and chief executive officer, Joseph Jolson, to serve on HuaMei’s board of directors. The Company accounts for its investment in HuaMei under the equity method of accounting within other investments on the Consolidated Statements of Financial Condition. The carrying value of our investment in HuaMei was $2.0 million at June 30, 2009.

6. Loans Held for Investment

Loans held for investment at June 30, 2009 and December 31, 2008 is comprised of principal investments in the form of two loan notes and advances on two non-revolving credit note commitments.

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

In addition, in the third quarter of 2008, the Company made a $4.2 million loan to a private commercial mortgage originator in the form of a note and warrants. At June 30, 2009 and December 31, 2008 the loan was recorded net of loan loss reserves of $3.9 million and $2.4 million respectively.

The Company has also advanced as of June 30, 2009 and December 31, 2008 an aggregate of $3.8 million on two non-revolving credit note commitments with an original aggregate amount of $7.0 million. As of June 30, 2009, $0.7 million of these commitments have not matured and remain available to be funded.

The loan notes and non-revolving credit note commitments bear interest at rates from 12% to 20% per annum with maturity dates ranging from one to five years. At June 30, 2009 and December 31, 2008, $7.4 million and $3.4 million of the aggregate amount of loans held for investment were on non-accrual status, respectively.

The following table presents components of loans held for investment, net on the Consolidated Statements of Financial Condition at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Loans held for investment	$8,699,870	$8,812,533
Allowance for loan losses	(4,340,365)	(2,896,149)
Deferred loan fees	(180,017)	(190,517)

Total loans held for investment, net	$4,179,488	$5,725,867

A summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$(3,621,149)	$—	$(2,896,149)	$—
Allowance for loan losses	(719,216)	—	(1,444,216)	—

Balance at end of period	$(4,340,365)	$—	$(4,340,365)	$—

The Company determined the fair value of loans held for investment to be $5.8 million and $6.0 million as of June 30, 2009 and December 31, 2008 respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

7. Loans Collateralizing Asset-backed Securities Issued

Loans collateralizing asset-backed securities issued are commercial loans securitized and owned by the Cratos CLO. The loans consist of those loans within the CLO securitization structure at the acquisition date of Cratos and loans purchased or originated into the CLO subsequent to the Cratos acquisition date. The following table presents the components of loans collateralizing asset-backed securities issued, net at June 30, 2009:

June 30, 2009
Loans collateralizing asset-backed securities	$474,529,397
Allowance for loan losses	(2,537,976)
Liquidity discount	(115,875,436)
Credit discount	(45,724,267)
Deferred loan fees, net	(2,286,845)

Total loans collateralizing asset-backed securities, net	$308,104,873

JMP Credit provides loans to companies throughout the United States. Although JMP Credit has a diversified loan portfolio, should events occur, including adverse economic conditions, the ability of borrowers to make timely scheduled principal and interest payments on their loans may be adversely affected.

Reflective of principles established in SFAS No. 114, a loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. There were $99.7 million of impaired loans as of June 30, 2009, with allocated specific reserves of $2.4 million and credit discount of $45.7 million as of June 30, 2009. In addition, in accordance with SFAS 5, we collectively evaluate pools of homogeneous loans based on portfolio classification and risk assessment to determine the inherent loss in these portfolios. Based on such evaluation, we recorded pooled reserves of $119 thousand during the quarter ended June 30, 2009 on loans purchased into the CLO subsequent to the Cratos acquisition.

A summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2009 was as follows:

Three and Six Months Ended June 30, 2009
Balance at beginning of period	$—
Allowance for loan losses:
Specific reserve	(2,418,640)
Pooled reserve	(119,336)

Balance at end of period	$(2,537,976)

Loans recorded upon the acquisition of Cratos reflect a market value (or liquidity discount) and a credit discount. In addition, most loans acquired subsequent to the acquisition were purchased at discount to their principal value, reflecting deferred loan fees. The tables below summarize the activity in the loan principal, liquidity discount, credit discount and deferred fees for the impaired loans at acquisition date and non-impaired loans at acquisition date for the three months ended June 30, 2009:

Impaired loans at acquisition:

	Three Months Ended June 30, 2009
	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Carrying Value, Net
Balance at beginning of period	$—	$—	$—	$—	$—
Cratos acquisitions	96,466,473	—	(18,599,270)	(51,492,789)	26,374,414
Repayments	(1,686,118)	—	—	—	(1,686,118)
Amortization of discount	—	—	960,485	—	960,485
Provision for loan losses	—	(2,418,640)	—	—	(2,418,640)
Sales	(10,439,755)	—	490,000	5,768,522	(4,181,233)

Balance at end of period	$84,340,600	$(2,418,640)	$(17,148,785)	$(45,724,267)	$19,048,908

Non-impaired loans at acquisition:

	Three Months Ended June 30, 2009
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Balance at beginning of period	$—	$—	$—	$—	$—
Cratos acquisitions	363,701,586	—	(109,576,369)	—	254,125,217
Purchases / funding	50,516,105	—	—	(2,465,924)	48,050,181
Repayments	(9,047,108)	—	—	—	(9,047,108)
Amortization of discount	—	—	5,456,150	179,079	5,635,229
Provision for loan losses	—	(119,336)	—	—	(119,336)
Sales	(14,981,786)		5,393,568	—	(9,588,218)

Balance at end of period	$390,188,797	$(119,336)	$(98,726,651)	$(2,286,845)	$289,055,965

The Company determined the fair value of loans collateralizing asset-backed securities to be $337.4 million as of June 30, 2009, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

At June 30, 2009, $99.7 million of the aggregate principal amount of loans collateralizing asset-backed securities were on non-accrual status.

8. Fixed Assets

At June 30, 2009 and December 31, 2008, fixed assets consisted of the following:

	June 30, 2009	December 31, 2008
Furniture and fixtures	$1,516,380	$1,363,429
Computer and office equipment	3,339,710	3,247,255
Leasehold improvements	2,372,922	2,320,339
Software	510,288	490,194
Less:accumulated depreciation	(6,617,834)	(6,214,203)

Total fixed assets, net	$1,121,466	$1,207,014

Depreciation expense for the three months ended June 30, 2009 and 2008 was $206,411 and $254,930, respectively. Depreciation expense for the six months ended June 30, 2009 and 2008 was $403,632 and $520,888, respectively.

9. Note Payable

Note payable consists of the revolving and term loans related to the Company’s credit facility with City National Bank (the “Lender”) entered into on August 3, 2006. The Company had a revolving loan of $2.1 million and a term loan of $8.2 million outstanding at June 30, 2009 and a term loan of $8.7 million outstanding at December 31, 2008.

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

        The Third Amendment converted the Company’s outstanding revolving loans of $8.7 million into a single term loan as of December 31, 2008. The term loan will be repaid in equal quarterly payments of $434,043 which commenced on June 30, 2009 and continues through December 31, 2013 and bears interest at the prime rate or LIBOR plus 2.25%. The Third Amendment also provided that of the original $30.0 million revolving line of credit, $21.0 million remains available under the revolving portion of the Credit Agreement and the annual interest rate provisions of the Credit Agreement are increased from the prime rate minus 1.25% to the prime rate and from LIBOR plus 1.25% to LIBOR plus 2.25%. The Lender will continue to provide revolving loans of up to $21.0 million through December 31, 2010, on which date the then existing revolving loans will convert into term loans.

During the six months ended June 30, 2009, the Company drew down $2.1 million on the revolving line of credit to fund the HuaMei investment and $4.0 million to fund the purchase of Cratos. The $4.0 million drawn down to fund the purchase of Cratos was repaid during the same period. In addition, the Company made a scheduled repayment of $0.9 million on the term loan. The Company had undrawn amounts of $18.9 million and $21.0 million under the revolving line of credit with the Lender at June 30, 2009 and December 31, 2008, respectively. Each draw bears interest at the prime rate or LIBOR plus 2.25%.

The following table shows the repayment schedules for the principal portion of the term loan at June 30, 2009:

2009	$868,085
2010	1,736,170
2011	1,736,170
2012	1,736,170
2013	1,736,170
Thereafter	—

$7,812,765

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the facility, which would permit the bank to terminate our note and require the immediate repayment of any outstanding principal and interest. The Third Amendment modified the financial covenants in the Credit Agreement to remove both the minimum requirement of Net Income (as defined in the Credit Agreement) and the minimum requirement of EBITDA (as defined in the Credit Agreement). The Third Amendment also removed the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) and added a new financial covenant regarding the Company’s liquidity. At June 30, 2009, the Company was in compliance with the loan covenants.

In connection with the Third Amendment, the Company paid to the Lender an amendment fee of $74,202. The term loan is collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

10. Contingent Consideration

As part of the acquisition of Cratos, JMP Credit issued a $3.0 million zero-coupon note to one of the previous owners of Cratos. The note is payable only from the first $3.0 million of cash flows derived from the subordinated notes held by JMP Credit. The note was recorded at its fair value of $2.3 million as of the acquisition date, under the guidance of SFAS 141(R), and the difference from the face value of $0.7 million was recorded as a liquidity discount on the acquisition date. The liquidity discount is amortized into interest expense over the expected life of the note which is the sole component of interest expense related to the zero-coupon note. During the three months ended June 30, 2009, the Company made repayments of $98,000 on the note and recorded interest expense of $51,256.

11. Asset-backed Securities Issued

On May 17, 2007, Cratos CLO I Ltd. completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization and obtained $455.0 million of third-party financing. The notes will be repaid from the cash flows generated by the loan portfolio owned by Cratos CLO I Ltd. The notes were issued in seven separate classes as set forth in the table below. The Company owns all of the unsecured subordinated notes and $9.8 million of Class C, D and E notes. These unsecured subordinated notes and the Class C, D and E notes owned by the Company are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at June 30, 2009.

($ in millions)
	Notes Originally Issued	Outstanding Principal Balance June 30, 2009	Liquidity Discount June 30, 2009	Net Outstanding Balance June 30, 2009	Interest Rate Spread to LIBOR	Ratings (Moody’s/S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$326.0	$(44.5)	$281.5	0.26% - 0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	(10.6)	19.4	0.50%	Aa2/AA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	(25.0)	10.0	1.10%	Baa3/A
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	(24.7)	9.3	2.40%	Ba3/BBB
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	(23.4)	6.6	5.00%	B3/BB

Total secured notes sold to investors	$455.0	$455.0	$(128.2)	$326.8
Unsecured subordinated notes due 2021	45.0	45.0	(39.9)	5.1

Total notes for the CLO I offering	$500.0	$500.0	$(168.1)	$331.9
Consolidation elimination	N/A	(54.8)	47.1	(7.7)

Total asset-backed securities issued	N/A	$445.2	$(121.0)	$324.2

(1)	These ratings are unaudited and were the current ratings as of June 30, 2009 and are subject to change from time to time.

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO I loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and will not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available therefore under the applicable payment priority provisions. As of June 30, 2009, all interest on the secured notes was paid. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. Cratos CLO I, Ltd. is also required to pay a commitment fee of 0.18% on the unused portion of the funding commitments of the Class A-1 notes. The secured notes are secured by the CLO I loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO I loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests. Total interest expense for the three months ended June 30, 2009 was $8.7 million, which comprised of cash coupon of $1.8 million and liquidity discount amortization of $6.9 million. As of June 30, 2009, accrued interest payable on the notes was $0.8 million.

The Notes recorded upon the acquisition of Cratos reflect a market value or liquidity discount. The activity in the note principal and liquidity discount for the three and six months ended June 30, 2009 comprised of the following:

	Three and Six Months Ended June 30, 2009
	Principal	Liquidity Discount	Net
Balance at beginning of period	$—	$—	$—
Cratos acquisitions	440,950,000	(124,437,000)	316,513,000
Post-acquisition purchases	(760,000)	592,800	(167,200)
Sales	5,050,000	(4,054,000)	996,000
Amortization of discount	—	6,883,265	6,883,265

Balance at end of period	$445,240,000	$(121,014,935)	$324,225,065

12. Stockholders’ Equity

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

Stock Repurchase Program

A 1.5 million share repurchase program authorized in August and November 2007 was fully executed as of January 18, 2008. On March 10, 2008 and March 3, 2009, the Company’s board of directors authorized the repurchase of an additional 2.0 million shares during the subsequent eighteen months and the repurchase of an additional 0.5 million shares during the subsequent twelve months, respectively. During the quarter ended June 30, 2009, the Company repurchased 131,972 shares of the Company’s common stock, all of which were repurchased in connection with employee stock plans whereby the Company’s shares were tendered by employees for the payment of applicable withholding taxes, at $6.40 per share for an aggregate purchase price of $844,621. The timing and amount of any future repurchases will be determined by JMP management based on its evaluation of market conditions, the relative attractiveness of other capital deployment activities, regulatory considerations and other factors.

13. Stock-Based Compensation

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

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2009:

	Six Months Ended June 30, 2009
	Shares Subject to Option	Weighted Average Exercise Price
Balance, beginning of year	2,086,990	$11.40
Granted	—	—
Exercised	—	—
Forfeited	(4,625)	10.00
Expired	(98,875)	12.78

Balance, end of period	1,983,490	$11.33

Options exercisable at end of period	1,727,517	$11.49

	As of June 30, 2009
	Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Average Intrinsic Value
$10.00 -$15.00	1,983,490	5.38	$11.33	$—	1,727,517	5.25	$11.49	$—

In accordance with the requirements of SFAS 123R and FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, the Company recognizes stock-based compensation expense for stock options over the graded vesting period of the options using the accelerated attribution method. The Company recognized compensation expense related to stock options of $5,573 and $9,855 for the three months ended June 30, 2009 and 2008, respectively, and $10,850 and $16,767 for the six months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, there was $11,866 of unrecognized compensation expense related to stock options expected to be recognized over a weighted average period of 0.56 years.

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

On March 3, 2009, the Company awarded 18,000 RSUs to a new independent director. Of these units, 33% vested immediately on grant date, with the remaining balance vesting 33% on each of the two subsequent anniversaries. The fair value of these units was $4.59 per share and was calculated based on the market value of the underlying stock on grant date, discounted for future dividends expected not to be received by unvested RSUs over the vesting period. On April 17, 2009, the Company awarded 13,200 RSUs to the Company’s independent directors. These units will vest 100% in 2010. The fair value of these units was $4.43 per share and was calculated based on the market value of the underlying stock on grant date, discounted for future dividends expected not to be received by unvested RSUs over the vesting period. There is no lockup period for these units granted to the Company’s independent directors.

        In addition, the Company awarded 64,990 RSUs to new hire employees during the six months ended June 30, 2009. These units will vest on the fourth anniversary of grant date and are not subject to a lockup period. The fair value per unit was based on the market value of the underlying stock on grant date, discounted for future dividends not expected to be received by unvested RSUs over the vesting period.

The following table summarizes the RSU activity for the six months ended June 30, 2009:

	Six Months Ended June 30, 2009
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, beginning of year	2,265,292	$8.94
Granted	896,190	4.25
Vested	(382,710)	10.22
Forfeited	(105,188)	9.30

Balance, end of period	2,673,584	$7.17

The Company recognizes compensation expense over a graded vesting period using the accelerated attribution method. For the three months ended June 30, 2009 and 2008, the Company recorded compensation expense of $802,650 and $1,204,126, respectively, related to RSUs awarded in connection with the initial public offering. For the six months ended June 30, 2009 and 2008, the Company recorded compensation expense of $1,761,167 and $2,238,668, respectively, related to RSUs awarded in connection with the initial public offering. In addition, for the three months ended June 30, 2009 and 2008, the Company recorded compensation expense of $465,944 and $1,279,963, respectively, for RSUs granted after the initial public offering. For the six months ended June 30, 2009 and 2008, the Company recorded compensation expense of $874,880 and $2,318,024, respectively, related to RSUs granted after the initial public offering.

As of June 30, 2009, there was $11,228,313 of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 2.61 years.

14. Net Income (Loss) per Share of Common Stock

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

The computations of basic and diluted net income (loss) per share for the three and six months ended June 30, 2009 and 2008 are shown in the tables below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income attributable to JMP Group Inc.	$4,286,185	$194,470	$4,320,132	$873,270

Denominator:
Basic weighted average shares outstanding	20,642,794	20,371,347	20,571,786	20,458,622

Effect of potential dilutive securities:
Restricted stock units	680,312	561,120	595,538	462,344

Diluted weighted average shares outstanding	21,323,106	20,932,467	21,167,324	20,920,966

Net income per share
Basic	$0.21	$0.01	$0.21	$0.04
Diluted	$0.20	$0.01	$0.20	$0.04

Stock options to purchase 2,024,185 and 2,054,136 shares of common stock for the three and six months ended June 30, 2009, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common units or diluted weighted-average common shares outstanding. Stock options to purchase 2,243,548 and 2,306,507 shares of common stock for the three and six months ended June 30, 2008, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common units or diluted weighted-average common shares outstanding. No restricted stock units were anti-dilutive for the three and six months ended June 30, 2009. Restricted stock units for 15,824 and 7,912 shares of common stock for the three and six months ended June 30, 2008, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

15. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the United States Internal Revenue Service. There were no contributions by the Company during the three and six months ended June 30, 2009 and 2008.

16. Income Taxes

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

As a result of the Reorganization, JMP Group Inc. (formerly JMP Holdings Inc.) succeeded to the business of the Predecessor. The Company is subject to U.S. federal and state income taxes on all taxable income earned subsequent to May 15, 2007 by JMP Group LLC and its subsidiaries. As a result of the Reorganization, upon the change of tax status of JMP Group LLC from a partnership to a wholly-owned disregarded entity of the Company, the Company recognized a one-time tax benefit of $4,084,993 in connection with the establishment of net deferred tax items of $10,169,354. For the three and six months ended June 30, 2009, the Company recorded a total tax expense of $3,559,939 and $3,612,366, respectively. For the three and six months ended June 30, 2008, the Company recorded a total tax expense of $645,676 and $486,102, respectively, which included a tax expense (benefit) adjustment of $633 and $(317,168), respectively, to the $4,084,993 one-time tax benefit recorded in 2007.

The components of the Company’s income tax (benefit) expense for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Federal	$(259,563)	$2,089,250	$331,765	$3,614,815
State	(65,806)	530,675	112,352	902,051

Total current income tax expense	(325,369)	2,619,925	444,117	4,516,866

Federal	3,047,159	(1,723,533)	2,496,976	(3,512,981)
State	838,149	(250,716)	671,273	(517,783)

Total deferred benefit	3,885,308	(1,974,249)	3,168,249	(4,030,764)

Total expense (benefit) from income taxes	$3,559,939	$645,676	$3,612,366	$486,102

A reconciliation of the statutory U.S. federal income tax rate to the Successor’s effective tax rate for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Tax at federal statutory tax rate	35.00%	35.00%	35.00%	35.00%
State income tax, net of federal tax benefit	5.75%	5.75%	5.75%	5.75%
Adjustment for permanent items	-5.86%	16.30%	-5.58%	6.15%

Rate before one-time events	34.89%	57.05%	35.17%	46.90%
Deferred tax assets released related to expired options and vested RSUs	8.81%	19.74%	8.71%	12.20%
Adjustment for prior year taxes	-0.01%	—	—	—
Deferred tax recognized upon JMP Group LLC’s tax status change	—	0.08%	—	-23.34%
Post-acquisition adjustment to deferred tax liability of Cratos	1.68%	—	1.66%	—

Effective tax rate (benefit)	45.37%	76.87%	45.54%	35.76%

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

17. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts and New York under various operating leases. Rental expense for the three months ended June 30, 2009 and 2008 was $596,888 and $478,256, respectively. Rental expense for the six months ended June 30, 2009 and 2008 was $1,177,517 and $947,819, respectively.

The California, New York and Chicago leases included a period of free rent at the start of the lease for seven, three and six months, respectively. Rent expense is recognized over the entire lease uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

2009	$1,197,092
2010	2,417,106
2011	1,797,104
2012	82,745
2013	54,097
Thereafter	60,167

$5,608,311

In connection with its underwriting activities, JMP Securities enters into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. At June 30, 2009, JMP Securities had no open underwriting commitments.

The marketable securities owned and the restricted cash as well as the cash held by the clearing broker, may be used to maintain margin requirements. At June 30, 2009 and December 31, 2008, the Company had $255,336 of cash on deposit with JMP Securities’ clearing broker. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. As of June 30, 2009, the Company had unfunded commitments of $4.1 million.

18. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $25,835,835 and $39,761,064, which were $24,531,335and $38,681,564 in excess of the required net capital of $1,304,500 and $1,079,500 at June 30, 2009 and December 31, 2008, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.37 to 1 and 0.24 to 1 at June 30, 2009 and December 31, 2008, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

19. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships and offshore investment companies. The Company may also own an investment in these companies. Base management fees earned from these activities were $2,116,627 and $1,366,568 for the three months ended June 30, 2009 and 2008, respectively Also, HCS earned incentive fees of $1,942,678 and $15,469 from these entities for the three months ended June 30, 2009 and 2008, respectively. Base management fees earned from these activities were $4,083,566 and $2,400,489 for the six months ended June 30, 2009 and 2008, respectively Also, HCS earned incentive fees of $8,456,957 and $1,755,602 from these entities for the six months ended June 30, 2009 and 2008, respectively.

On April 30, 2009, a portion of Cratos CLO I class C, D and E notes were sold to two officers of Cratos Capital Partners LLC. The par value of these notes was $5,050,000 which were sold to the officers at the current fair market value of $996,000. The difference between the par value and the purchase price was recorded as liquidity discount on the Company’s consolidated statements of financial condition.

20. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at June 30, 2009 had settled with no resulting material liability to the Company. For the three months ended June 30, 2009 and 2008, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of June 30, 2009.

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

21. Litigation

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

22. Financial Instruments with Off-Balance Sheet Risk, Credit Risk or Market Risk

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

In connection with the Cratos CLO, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include unfunded commitments to lend and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet of the Company.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each borrower’s creditworthiness on a case by case basis.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. As of June 30, 2009, the Company had unfunded commitments of $4.1 million and standby letters of credit of $1.6 million.

23. Business Segments

For the three and six months ended June 30, 2008, the Company’s business results were categorized into the following two segments: Broker-Dealer and Asset Management. As a result of the acquisition of Cratos in April 2009, the Company’s business results are now categorized into the following three business segments: 1) Broker-Dealer, 2) Asset Management and 3) Corporate Credit. The Broker-Dealer segment includes a broad range of services, such as underwriting and acting as a placement agent for public and private capital raising transactions and financial advisory services in M&A, restructuring and other strategic transactions. The Broker-Dealer segment also includes institutional brokerage services and equity research services to our institutional investor clients. The Asset Management segment includes the management of a broad range of pooled investment vehicles, including the Company’s hedge funds, funds of funds, JMPRT and HMOP as well as the Company’s principal investments in public and private securities. The Corporate Credit segment includes the management of collateralized loan obligations. With the disclosure of this new segment, the results and assets of JMP Capital, which for 2008 financial statements were reported in the Asset Management segment, are now reported in the Corporate Credit segment as they are more closely aligned with those newly acquired operations. For the comparative 2008 periods reported below JMP Capital has therefore been reported separately in the Corporate Credit segment.

The accounting policies of the segments are consistent with those described in the Significant Accounting Policies in Note 2.

Revenue generating activities between segments are eliminated from the segment results for reporting purposes. These activities include fees paid by the Broker-Dealer segment to the Asset Management segment for the management of its investment portfolio as well as fees paid by the Corporate Credit segment to the Asset Management segment for co-management of its investment portfolio.

The Company’s segment information for the three and six months ended June 30, 2009 and 2008 was prepared using the following methodology:

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

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income (loss) before noncontrolling interest and income tax expense (benefit) and assets:

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	2009	2008	2009	2008
Broker-Dealer
Net revenues after provision for loan losses	$23,896,023	$20,637,143	$36,594,698	$35,505,338
Non-interest expenses	20,231,860	19,358,805	34,249,032	34,887,936

Segment income (loss) before income tax expense	$3,664,163	$1,278,338	$2,345,666	$617,402

Segment assets	$74,155,252	$87,762,401	$74,155,252	$87,762,401
Asset Management
Net revenues after provision for loan losses	$6,967,763	$865,623	$18,998,837	$5,533,365
Non-interest expenses	6,404,368	1,029,404	16,403,319	4,573,415

Segment income (loss) before income tax expense	$563,395	$(163,781)	$2,595,518	$959,950

Segment assets	$72,003,408	$69,607,309	$72,003,408	$69,607,309
Corporate Credit
Net revenues after provision for loan losses	$6,611,030	$9,540	$6,077,751	$9,540
Non-interest expenses	2,477,537	72,970	2,570,984	72,970

Segment income (loss) before income tax expense	$4,133,493	$(63,430)	$3,506,767	$(63,430)

Segment assets	$391,876,825	$2,988,313	$391,876,825	$2,988,313
Consolidated Entity
Net revenues after provision for loan losses	$37,474,816	$21,512,306	$61,671,286	$41,048,243
Non-interest expenses	29,113,765	20,461,179	53,223,335	39,534,321

Income before income tax expense	$8,361,051	$1,051,127	$8,447,951	$1,513,922

Total assets	$538,035,485	$160,358,023	$538,035,485	$160,358,023

24. Summarized financial information for equity method investments and NYMT

The table below presents summarized financial information of the hedge funds and funds of funds which the Company accounts for under the equity method in accordance with the disclosure requirements of paragraph 20d of APB Opinion No. 18.

	June 30, 2009	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Net Assets	Net Investment Income (Loss)	Net Realized and Unrealized Gains	Net Investment Income (Loss)	Net Realized and Unrealized Gains
Hedge Funds:
Harvest Opportunity Partners II	$60,852,607	$(301,984)	$5,813,479	$(313,622)	$5,935,974
Harvest Small Cap Partners	306,420,405	(4,085,208)	12,299,274	(9,742,818)	51,122,759
Harvest Consumer Partners	10,074,318	(36,098)	289,148	(64,233)	788,124
Harvest Technology Partners	18,884,850	(100,662)	1,533,043	(157,495)	2,936,072
Harvest Global Select Partners	5,265,026	(47,236)	62,262	(47,236)	62,262
Funds of Funds:
JMP Masters Fund	96,635,809	(183,412)	4,739,974	(382,156)	6,316,160
JMP Emerging Masters Fund	11,113,392	(34,566)	244,825	(76,051)	497,340

The tables below present summarized financial information of NYMT at June 30, 2009 and December 31, 2008 as well as for the three months ended June 30, 2009 and 2008 in accordance with the disclosure requirements of paragraph 20d of APB Opinion No. 18.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Data:	2009	2008	2009	2008
Interest income	$7,621	$10,755	$16,206	$24,008
Interest expense	2,047	6,791	5,177	17,305
Provision for loan losses	(259)	(22)	(888)	(1,455)
Impairment loss on investment securities	—	—	(119)	—
Realized gain (loss) on securities and related hedges	141	(83)	264	(19,931)
Income (loss) from continuing operations	2,438	434	4,337	(21,004)
Net income (loss)	2,547	1,263	4,601	(19,955)

Statement of Financial Condition Data:	June 30, 2009	December 31, 2008
Investment securities - available for sale	$268,925	$477,416
Mortgage loans held in securitization trusts (net)	313,955	348,337
Total assets	611,495	853,300
Financing arrangements, portfolio investments	188,151	402,329
Collateralized debt obligations	302,325	335,646
Convertible preferred debentures (net)	19,776	19,702
Total liabilities	565,926	814,052

25. Subsequent Events

The Company has performed an evaluation of subsequent events through August 6, 2009, which is the date the financial statements are issued.

On July 31, 2009, the Company received collateral for full satisfaction of one loan held for investment. This loan was carried at a value of $2.4 million at June 30, 2009, with no allowance for loan losses.

On August 4, 2009, the Company’s board of directors declared a cash dividend of $0.01 per share of common stock for the second quarter of 2009 to be paid on September 4, 2009, to common stockholders of record on August 21, 2009.

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

Overview

We are a full-service investment banking and asset management firm headquartered in San Francisco. We have a diversified business model with a focus on small and middle-market companies and provide:

•	investment banking, including corporate finance, mergers and acquisitions and other strategic advisory services, to corporate clients;

•	sales and trading, and related brokerage services to institutional investors;

•	proprietary equity research in our six target industries;

•	asset management products and services to institutional investors, high net-worth individuals and for our own account; and

•	management of collateralized loan obligations.

Components of Revenues

We derive revenues primarily from fees earned from our investment banking business, net commissions on our trading activities in our sales and trading business, asset management fees in our asset management business and interest income on collateralized loan obligations we manage. We also generate revenues from principal transactions, interest, dividends, and other income.

Investment Banking

We earn investment banking revenues from underwriting securities offerings, arranging private placements and providing advisory services in mergers and acquisitions and other strategic advisory assignments.

On February 13, 2009, we entered into a business arrangement with China Merchants Securities Co.(HK), Ltd., one of China’s largest securities brokerage and investment banking firms, through a $2.0 million investment in HuaMei Capital Company, Inc. (HuaMei) to expand our investment banking capabilities in China. Through HuaMei, we can provide investment banking services to U.S. and Chinese companies seeking to execute cross-border transactions on both sides of the Pacific. As of June 30, 2009, no revenue has yet been generated from our investment in HuaMei.

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

As of June 30, 2009, the contractual base management fees earned from each of these investment funds ranged between 1% and 2% of assets under management. The contractual incentive fees were generally (i) 20%, subject to high-water marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the funds of funds; and (iii) 25%, subject to a performance hurdle rate, for HMOP and NYMT.

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

The following tables present certain information with respect to the investment funds managed by Harvest Capital Strategies (“HCS”) (formerly JMP Asset Management LLC, which changed its name to HCS effective September 29, 2008):

	Net Assets at		Company’s Share of Net Assets at
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Funds Managed by HCS:
Hedge Funds:
Harvest Opportunity Partners II	$60,852,607	$62,169,209	$8,442,914	$7,760,076
Harvest Small Cap Partners	306,420,405	234,051,639	8,481,484	13,780,667
Harvest Consumer Partners	10,074,318	5,521,880	5,015,044	2,407,121
Harvest Technology Partners	18,884,850	11,581,561	7,040,364	5,818,212
Harvest Mortgage Opportunities Partners (1)	13,435,806	—	9,033,928	—
Harvest Global Select Partners	5,265,026	—	1,012,906	—
Funds of Funds:
JMP Masters Fund	96,635,809	96,037,447	2,783,689	2,701,021
JMP Emerging Masters Fund	11,113,392	10,633,335	1,003,188	977,052
REITs:
JMP Realty Trust (1)	—	15,829,296	—	7,841,833
New York Mortgage Trust (2)	48,413,824	48,413,824	—	N/A

Total funds managed by HCS	$571,096,037	$484,238,191	$42,813,517	$41,285,982

(1)	The Company’s share of net assets in JMPRT was consolidated in the Company’s Statement of Financial Condition at December 31, 2008. On January 2, 2009 all of the assets and liabilities of JMPRT were transferred to HMOP. The Company’s share of net assets in HMOP was consolidated in the Company’s Statement of Financial Condition at June 30, 2009.
(2)	The portion of the net assets of New York Mortgage Trust, Inc. (“NYMT”) that is subject to the management fee calculation. In connection with its investment in NYMT, in January 2008, the Company entered into an advisory agreement between HCS and NYMT.

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Company’s Share of Change in Fair Value	HCS Management Fee	HCS Incentive Fee	Company’s Share of Change in Fair Value	HCS Management Fee	HCS Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II	$762,747	$130,778	$243,165	$798,410	$290,074	$243,534
Harvest Small Cap Partners	461,554	1,464,402	1,518,693	2,019,346	2,764,188	7,940,498
Harvest Consumer Partners	102,784	13,157	17,876	309,388	20,858	38,719
Harvest Technology Partners	584,536	28,178	113,178	1,243,821	43,568	184,440
Harvest Mortgage Opportunities Partners (1)	826,043	46,105	—	1,239,723	105,417	—
Harvest Global Select Partners	12,906	8,813	5,841	12,906	8,813	5,841
Funds of Funds:
JMP Masters Fund	75,809	217,210	—	82,667	437,082	—
JMP Emerging Masters Fund	1,818	24,415	—	26,136	48,445	—
REITs:
New York Mortgage Trust	$1,279,837	$183,569	$43,925	$2,472,275	$365,121	$43,925

Totals	$4,108,034	$2,116,627	$1,942,678	$8,204,672	$4,083,566	$8,456,957

(1)	Revenues earned from HMOP are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of noncontrolling interest.

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Company’s Share of Change in Fair Value	HCS Management Fee	HCS Incentive Fee	Company’s Share of Change in Fair Value	HCS Management Fee	HCS Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II	$(724,269)	$192,906	$2	$(530,374)	$367,535	$38,777
Harvest Small Cap Partners	(742,407)	597,480	(5,883)	864,022	953,904	1,653,432
Harvest Consumer Partners (1)	(60,724)	7,356	—	15,534	12,890	2,010
Harvest Technology Partners (1)	181,166	6,911	21,350	182,922	13,836	21,413
Funds of Funds:
JMP Masters Fund	64,554	286,177	—	98,778	570,885	30,823
JMP Emerging Masters Fund	(18,952)	26,357	—	(15,996)	53,505	9,147
REITs:
JMP Realty Trust (1)	40,339	65,485	—	(113,070)	134,871	—
New York Mortgage Trust	593,570	183,896	—	(1,137,019)	293,063	—

Totals	$(666,723)	$1,366,568	$15,469	$(635,203)	$2,400,489	$1,755,602

(1)	Revenues earned from HTP, HCP and JMPRT are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of noncontrolling interest.

With the acquisition of Cratos we earn management fees at JMP Credit as the asset manager for a corporate loan securitization structure (CLO). During the quarter ended June 30, 2009, we earned management fees of $605,865 or 50 bps on gross assets under management. At June 30, 2009, gross assets under management were $497.9 million. As we consolidate the CLO in accordance with FIN 46(R) the management fees for GAAP are eliminated on consolidation.

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

Gain (Loss) on Sale and Refinancing of Loans

Gain on sale and refinancing of loans consists of gains from the sale and refinancing of loans collateralizing asset-backed securities at JMP Credit Corporation. Gains are recorded when the proceeds exceed the carrying value of the loan.

Gain on Bargain Purchase

A bargain purchase gain according to SFAS 141(R) was recognized upon the acquisition of Cratos by JMP Credit Corporation on April 7, 2009. This represents the difference between the fair value of net assets acquired and the consideration to the sellers.

Net Dividend Income

Net dividend income comprises dividends from our investments offset by dividend expense for paying short positions in our principal investment portfolio.

Other Income

Other income includes gains on repurchases of Cratos asset-backed securities issued (“ABS”) from third parties and loan restructuring fees at JMP Credit Corporation. Other income also includes revenues from fee sharing arrangements with, and fees earned to raise capital for third-party investment partnerships, or funds.

Interest Income

Interest income primarily consists of interest income earned on loans. Interest income on loans comprises the stated coupon as a percentage of the face amount receivable as well as accretion of accretable or purchase discounts and deferred fees and costs,. Interest income is recorded on the accrual basis in accordance with the terms of the respective loans unless such loans are placed on non-accrual status.

Interest Expense

Interest expense primarily consists of interest expense incurred on asset-backed securities issued and note payable. Interest expense on asset-backed securities is the stated coupon payable as a percentage of the principal amount as well as amortization of liquidity discount which was recorded at the acquisition date of Cratos. Interest expense is recorded on the accrual basis in accordance with the terms of the respective asset-backed securities issued and note payable.

Provision for Loan Losses

Loss provision on loans held for investment includes reserves recognized on our loan notes and non-revolving credit agreements (collectively loans held for investment) and loans collateralizing ABS (at JMP Credit) to record them at their net realizable value. The Company maintains an allowance for loan losses that is intended to estimate loan losses inherent in its loan portfolio. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses is maintained at a level, in the opinion of management, sufficient to offset estimated losses inherent in the loan portfolio as of the date of the financial statements. The appropriateness of the allowance and the allowance components are reviewed quarterly. The Company’s estimate of each allowance component is based on observable information and on market and third party data that the Company believes are reflective of the underlying loan losses being estimated.

Components of Expenses

We classify our expenses as compensation and benefits, administration, brokerage, clearing and exchange fees and other expenses. A significant portion of our expense base is variable, including compensation and benefits, brokerage and clearance, communication and technology and travel and business development expenses.

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

Noncontrolling Interest

Noncontrolling interest for the three and six months ended June 30, 2009 includes the interest of third parties in JMP Credit Corporation (“JMP Credit”), Harvest Mortgage Opportunities Partners (“HMOP”), and Opportunity Acquisition Corp. (“SPAC”), partially-owned subsidiaries consolidated on our books. Noncontrolling interest for the three and six months ended June 30, 2008 relates to the interest of third parties in SPAC, JMP Realty Trust (“JMPRT”), and in two of our asset management funds, Harvest Consumer Partners (“HCP”) and Harvest Technology Partners (“HTP”). JMPRT was a real estate investment trust that was formed in June 2006. Because of the ownership and external management position, we consolidated JMP Realty Trust and recorded a noncontrolling interest through December 31, 2008. On January 2, 2009, all of the assets and liabilities of JMPRT were transferred to HMOP, a newly-formed hedge fund managed by HCS. The partnership agreements for HMOP provide for the right of the limited partners to remove the general partners by a simple majority vote of the non-affiliated limited partners. This right satisfies all of the criteria enumerated in paragraph 7.b. of Emerging Issues Task Force Issue No. 04-5 (“EITF 04-5”), Determining whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, as described above. Because of these substantive kick-out rights, consolidation of HMOP was not required from January 2, 2009 through April 30, 2009. During the quarter ended June 30, 2009, several non-affiliated limited partners redeemed their interest in HMOP, and the limited partners are no longer deemed to have substantive kick-out rights. As a result, the Company consolidated HMOP in its consolidated financial statements effective May 1, 2009.

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

Results of Operations

The following table sets forth our results of operations for the three and six month periods ended June 30, 2009 and 2008 and is not necessarily indicative of the results to be expected for any future period.

	Three Months Ended June 30,		Change from 2008 to 2009
(in thousands)	2009	2008	$	%
Revenues
Investment banking	$10,598	$10,833	$(235)	-2.2%
Brokerage	9,358	8,717	641	7.4%
Asset management fees	4,033	1,331	2,702	203.0%
Principal transactions	6,533	(683)	7,216	N/A
Gain on sale and refinancing of loans	4,844	—	4,844	N/A
Gain on bargain purchase	1,179	—	1,179	N/A
Net dividend income	651	881	(230)	-26.1%
Other income	769	160	609	380.6%

Non-interest revenues	37,965	21,239	16,726	78.8%

Interest income	11,667	344	11,323	3291.6%
Interest expense	(8,899)	(71)	(8,828)	12433.8%

Net interest income	2,768	273	2,495	913.9%

Provision for loan losses	(3,257)	—	(3,257)	N/A

Total net revenues after provision for loan losses	37,476	21,512	15,964	74.2%

Non-interest Expenses
Compensation and benefits	22,740	13,835	8,905	64.4%
Administration	1,322	2,072	(750)	-36.2%
Brokerage, clearing and exchange fees	1,490	1,097	393	35.8%
Other	3,563	3,457	106	3.1%

Total non-interest expenses	29,115	20,461	8,654	42.3%

Income before income tax expense	8,361	1,051	7,310	695.5%
Income tax expense	3,560	646	2,914	451.4%

Net income	4,801	405	4,396	1084.5%
Less: Net income attributable to the noncontrolling interest	515	211	304	144.1%

Net income attributable to JMP Group Inc.	$4,286	$194	$4,092	2105.4%

	Six Months Ended June 30,		Change from 2008 to 2009
(in thousands)	2009	2008	$	%
Revenues
Investment banking	$14,713	$18,939	$(4,226)	-22.3%
Brokerage	17,897	16,859	1,038	6.2%
Asset management fees	12,499	4,073	8,426	206.9%
Principal transactions	9,422	(2,063)	11,485	N/A
Gain on sale and refinancing of loans	4,844	—	4,844	N/A
Gain on bargain purchase	1,179	—	1,179	N/A
Net dividend income	1,084	1,464	(380)	-26.0%
Other income	1,036	708	328	46.3%

Non-interest revenues	62,674	39,980	22,694	56.8%

Interest income	11,958	1,257	10,701	851.3%
Interest expense	(8,980)	(190)	(8,790)	4626.3%

Net interest income	2,978	1,067	1,911	179.1%

Provision for loan losses	(3,982)	—	(3,982)	N/A

Total net revenues after provision for loan losses	61,670	41,047	20,623	50.2%

Non-interest Expenses
Compensation and benefits	41,541	26,424	15,117	57.2%
Administration	2,443	3,353	(910)	-27.1%
Brokerage, clearing and exchange fees	2,740	2,470	270	10.9%
Other	6,498	7,286	(788)	-10.8%

Total non-interest expenses	53,222	39,533	13,689	34.6%

Income before income tax expense	8,448	1,514	6,934	458.0%
Income tax expense	3,612	486	3,126	643.1%

Net income	4,836	1,028	3,808	370.4%
Less: Net income attributable to the noncontrolling interest	516	155	361	233.9%

Net income attributable to JMP Group Inc.	$4,320	$873	$3,447	394.7%

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008

Overview

Total net revenues after provision for loan losses increased $16.0 million, or 74.2%, from $21.5 million for the quarter ended June 30, 2008 to $37.5 million for the quarter ended June 30, 2009, driven by an increase in non-interest revenues of $16.7 million and an increase in net interest income of $2.5 million, offset by an increase in provision for loan losses of $3.2 million.

Non-interest revenues increased $16.7 million or 78.8% primarily due to a $7.2 million increase in principal transaction revenues, a $2.7 million increase in asset management revenues and a $4.8 million increase in gain on sale and refinancing of loans.

Net interest income increased $2.5 million or 913.9%, from $0.3 million for the quarter ended June 30, 2008 to $2.8 million for the same period in 2009. The increase was due to the acquisition of Cratos which resulted in $2.8 million of net interest income recorded at JMP Credit.

Provision for loan losses increased from zero for the quarter ended June 30, 2008 to $3.3 million for the quarter ended June 30, 2009 due to $0.8 million recorded against loans held for investment and $2.5 million recorded against loans collateralizing ABS issued.

Total non-interest expenses increased $8.6 million, or 42.3%, from $20.5 million for the quarter ended June 30, 2008 to $29.1 million for the quarter ended June 30, 2009, primarily due to an increase in compensation and benefits of $8.9 million.

Net income attributable to JMP Group Inc. increased $4.1 million from net income of $0.2 million for the quarter ended June 30, 2008 to net income of $4.3 million for the quarter ended June 30, 2009, and includes $3.0 million increase in income tax expense from $0.6 million for the quarter ended June 30, 2008 to $3.6 million for the quarter ended June 30, 2009.

Revenues

Investment Banking

Investment banking revenues decreased $0.2 million from $10.8 million for the quarter ended June 30, 2008 to $10.6 million for the same period in 2009, and decreased as a percentage of total net revenues after provision for loan losses from 50.4% to 28.3%, respectively. The decrease in revenues reflects a lower level of activity in our public equity underwriting and private placement business, partially offset by increased activity in our strategic advisory businesses. Public equity underwriting revenues decreased by $0.4 million, or 7.4%, from $4.8 million for the quarter ended June 30, 2008 to $4.4 million for the quarter ended June 30, 2009. We executed seven public equity underwriting transactions in the quarter ended June 30, 2009 compared to nine in the quarter ended June 30, 2008. We acted as a lead manager on one transaction in the quarter ended June 30, 2009 and none in the same period in 2008. Private placement revenues decreased $0.8 million, or 24.5%, from $3.4 million for the quarter ended June 30, 2008 to $2.6 million for the quarter ended June 30, 2009, primarily due to lower average revenue per transaction. We executed four private placement transactions in the quarter ended June 30, 2009 compared to three in the quarter ended June 30, 2008. Our strategic advisory revenues increased $0.9 million, or 36.0%, from $2.7 million for the quarter ended June 30, 2008 to $3.6 million for the quarter ended June 30, 2009, primarily due to higher average revenue per transaction. We executed four strategic advisory transactions in the quarter ended June 30, 2009 compared to four in the quarter ended June 30, 2008.

Brokerage Revenues

Brokerage revenues increased by $0.7 million, or 7.4%, from $8.7 million for the quarter ended June 30, 2008 to $9.4 million for the quarter ended June 30, 2009. The increase was the result of higher gross commissions, which relate to an increase in overall average daily volume in the markets in which we transact, partially offset by lower net margins on trading commissions; overall average daily volume in the NYSE and Nasdaq Composite Indices combined was up 14.5% from the second quarter 2008 to the second quarter 2009. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 40.5% for the quarter ended June 30, 2008 to 25.0% for the quarter ended June 30, 2009.

Asset Management Fees

Asset management fees increased $2.7 million, or 203.0%, from $1.3 million for the quarter ended June 30, 2008 to $4.0 million for the quarter ended June 30, 2009. Asset management fees include base management fees and incentive fees for our funds under management. Base management fees increased from $1.4 million for the second quarter of 2008 to $2.1 million for the same period in 2009. Incentive fees increased from zero for the second quarter of 2008 to $1.9 million for the same period in 2009. The increase in base management fees is the result of an increase in client assets under management from $397.6 million as of June 30, 2008 to $528.3 million as of June 30, 2009. This was primarily due to the performance of Harvest Small Cap Partners during 2008 as well as the first two quarters of 2009, which enabled it to raise additional capital and increase assets under management by $147.8 million, when generally other hedge funds in the industry were experiencing redemptions. The increase in incentive fees is due to the improved performance of our families of funds, in particular of Harvest Small Cap Partners fund. As a percentage of total net revenues after provision for loan losses, asset management fees increased from 6.2% for the quarter ended June 30, 2008 to 10.8% for the same period in 2009.

Principal Transactions

Principal transaction revenues increased $7.2 million from a loss of $0.7 million for the quarter ended June 30, 2008 to a gain of $6.5 million for the quarter ended June 30, 2009. The increase was primarily due to a $3.9 million increase in equity and other security principal transaction revenues from a gain of $0.4 million for the second quarter of 2008 to a gain of $4.3 million for the second quarter of 2009. In addition, gain on investments in partnerships increased $3.5 million from a loss of $1.3 million for the second quarter of 2008 to a gain of $2.2 million for the second quarter of 2009. The $3.9 million increase in equity and other security transaction revenues included unrealized gain/loss on our convertible preferred security and equity security investments in NYMT, which reflected a gain of $0.5 million for the second quarter of 2008 compared to a gain of $2.1 million for the second quarter of 2009.

Gain (Loss) on Sale and Refinancing of Loans

Gain (loss) on sale and refinancing of loans increased $4.8 million from zero for the quarter ended June 30, 2008 to $4.8 million for the same period in 2009, with all of the gain generated at JMP Credit. During the quarter ended June 30, 2009, six loans were sold or repaid, with one loan repayment contributing $4.7 million of the net $4.8 million of gain, where the borrower repaid the loan at a premium to our carrying value.

Gain on Bargain Purchase

Upon the acquisition of Cratos by JMP Credit on April 7, 2009, a bargain purchase gain of $1.2 million was recorded to reflect the difference between the fair value of net assets acquired of $7.5 million and consideration to the sellers of $6.3 million. In accordance with SFAS 141(R) this gain was recognized in current period revenues.

Net Dividend Income

Net dividend income decreased $0.2 million or 26.1% from $0.9 million for the quarter ended June 30, 2008 to $0.7 million for the quarter ended June 30, 2009. The decrease was primarily due to higher dividend expense on short positions in our principal investment portfolio.

Other Income

Other income increased $0.6 million from $0.2 million for the quarter ended June 30, 2008 to $0.8 million for the same period in 2009. The increase comprised fundraising and loan restructuring fees of $0.5 million and gain on repurchase of ABS issued of $0.1 million.

Interest Income

Interest income increased $11.4 million from $0.3 million for the quarter ended June 30, 2008 to $11.7 million for the same period in 2009. The increase was due to the acquisition of Cratos which resulted in $11.6 million of interest income at JMP Credit.

At JMP Credit, total interest income of $11.6 million was mainly comprised of interest earned on our 74 performing loans of $4.9 million, amortization of purchase discounts and other deferred fees of $0.2 million and the non-cash amortization of the liquidity discounts on our loans of $6.4 million. The annualized weighted average interest rate on the loans was 5.4% with a spread to weighted average Libor of 4.36% for the quarter ended June 30, 2009. The Company did not recognize any interest income for the 14 impaired loans with an aggregate weighted average loan balance of $91.1 million that were on non-accrual status during the quarter.

Interest Expense

Interest expense increased $8.8 million from $0.1 million for the quarter ended June 30, 2008 to $8.9 million for the same period in 2009. The increase was due to the acquisition of Cratos and $8.8 million of interest expense at JMP Credit.

At JMP Credit, interest expense of $8.8 million was comprised of $1.8 million in interest expense on ABS issued, $6.9 million in non-cash amortization of the liquidity discount on ABS issued, and $0.1 million in interest primarily on the contingent consideration. The annualized cost of funds for ABS issued during the quarter was 1.80%.

Provision for Loan Losses

Provision for loan losses increased $3.3 million from zero for the quarter ended June 30, 2008 to $3.3 million for the same period in 2009. The increase consisted of $0.8 million related to loans held for investment. The remaining $2.5 million recorded was related to loans collateralizing ABS issued at JMP Credit. Of this $2.5 million, $2.4 million was additional specific reserves recorded during the quarter. This was in addition to the credit discount recorded against impaired loans at the acquisition date of Cratos to record the impaired loans at their net realizable value. Pooled reserves of $119 thousand were recorded against 74 performing loans as of June 30, 2009.

Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions as well as equity-based compensation to our employees and managing directors, increased $8.9 million, or 64.4%, from $13.8 million for the quarter ended June 30, 2008 to $22.7 million for the quarter ended June 30, 2009.

Employee payroll, taxes and benefits, and consultant fees, increased $0.4 million, or 5.7%, from $7.0 million for the quarter ended June 30, 2008 to $7.4 million for the quarter ended June 30, 2009 primarily due to the acquisition of Cratos.

Performance-based cash bonus and commission increased $9.7 million, or 220.6%, from $4.4 million for the quarter ended June 30, 2008 to $14.1 million for the quarter ended June 30, 2009 primarily due to higher net revenues for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008. Total net revenues after provision for loan losses increased $16.0 million or 74.2% from $21.5 million for the quarter ended June 30, 2008 to $37.5 million for the quarter ended June 30, 2009.

Equity-based compensation decreased $1.2 million, or 48.0%, from $2.5 million for the quarter ended June 30, 2008 to $1.3 million for the quarter ended June 30, 2009 primarily due the acceleration of the vesting of restricted stock units (“RSUs”) granted under our 2007 bonus compensation program on December 22, 2008. As a result of the acceleration, the Company recognized $2.6 million of amortization expense from future periods in the year ended December 31, 2008, thus eliminating the amortization expense on those RSUs that would have been recognized in the future periods, including the quarter ended June 30, 2009. The total equity-based compensation expense for the quarter ended June 30, 2009 included $0.8 million recognized for RSUs granted in connection with the initial public offering and $0.5 million recognized for RSUs granted after the initial public offering.

Compensation and benefits as a percentage of revenues decreased from 64.3% of total net revenues after provision for loan losses for the quarter ended June 30, 2008 to 60.7% for the same period in 2009 primarily due to higher net interest income in 2009 compared to 2008 for which we accrue performance-based bonus at a lower rate. Excluding expense from RSU’s granted in connection with the initial public offering of $1.2 million and $0.8 million for the quarters ended June 30, 2008 and 2009, as a percentage of total net revenues after provision for loan losses, compensation and benefits decreased from 58.6% of total revenues for the quarter ended June 30, 2008 to 58.4% for the same period in 2009.

Administration

Administration expenses decreased $0.8 million, or 36.2%, from $2.1 million for the quarter ended June 30, 2008 to $1.3 million for the quarter ended June 30, 2009. The decrease was primarily due to lower conferences expense in the second quarter 2009 compared to the same period in 2008. As a percentage of total net revenues after provision for loan losses, administration expense decreased from 9.6% of total net revenues after provision for loan losses for the quarter ended June 30, 2008 to 3.5% for the same period in 2009 as a result of higher total net revenues after provision for loan losses in 2009 compared to 2008.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees increased $0.4 million, or 35.8%, from $1.1 million for the quarter ended June 30, 2008 to $1.5 million for the quarter ended June 30, 2009. The increase was primarily due to an increase in the number of shares traded in the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 5.1% for the quarter ended June 30, 2008 to 4.0% for the same period in 2009 as a result of higher total net revenues after provision for loan losses in 2009 compared to 2008.

Other Expenses

Other expenses increased $0.1 million, or 3.1%, from $3.5 million for the quarter ended June 30, 2008 to $3.6 million for the quarter ended June 30, 2009. As a percentage of total net revenues after provision for loan losses, other expenses decreased from 16.1% for the quarter ended June 30, 2008 to 9.5% for the same period in 2009 as a result of higher revenues in 2009 compared to the same period in 2008.

Noncontrolling Interest

Noncontrolling interest was $0.5 million and $0.2 million for the three months ended June 30, 2009 and 2008, respectively. Noncontrolling interest for the three months ended June 30, 2009 includes the interest of third parties in JMP Credit Corporation (“JMP Credit”), Harvest Mortgage Opportunities Partners (“HMOP”), and Opportunity Acquisition Corp. (“SPAC”), partially-owned subsidiaries consolidated on our books. Noncontrolling interest for the three months ended June 30, 2008 relates to the interest of third parties in SPAC, JMP Realty Trust (“JMPRT”), and in two of our asset management funds, Harvest Consumer Partners (“HCP”) and Harvest Technology Partners (“HTP”). Because of the ownership and external management position which did not provide the limited partners with substantive rights to remove the general partner, we consolidated JMPRT, HCP and HTP through December 31, 2008, November 30, 2008 and July 31, 2008, respectively, and recorded noncontrolling interest. Additional limited partners invested in HTP and HCP during 2008 and the limited partners had substantive rights to remove the general partner effective August 1, 2008 for HTP and December 1, 2008 for HCP. As a result, we deconsolidated HTP and HCP as of the respective effective date. The assets and liabilities of JMPRT were transferred to HMOP effective January 2, 2009. Because of the limited partners’ substantive kick-out rights, HMOP was not required to be consolidated from January 2, 2009 through April 30, 2009. During the quarter ended June 30, 2009, several non-affiliated limited partners redeemed their interest in HMOP, and the remaining limited partners were no longer deemed to constitute substantive kick-out rights. As a result, the Company consolidated HMOP in its consolidated financial statements effective May 1, 2009.

Provision for Income Taxes

Prior to the completion of our initial public offering on May 16, 2007, we were a limited liability company treated as a partnership; therefore, all of our income and losses were reportable by the individual members. The U.S. federal and state income taxes payable by the members based upon their share of our net income were not reflected in the accompanying financial statements for the periods prior to the initial public offering. We were, however, subject to state and local unincorporated tax and franchise tax.

In connection with our initial public offering and Reorganization, we became subject to federal and state income taxes on all taxable income earned subsequent to May 15, 2007. Additionally, in connection with the Reorganization, we recognized a one-time tax benefit of $4.0 million in connection with the establishment of net deferred tax asset items of $10.2 million. In calculating the one-time tax benefit amount and associated deferred tax asset items, the Company made reasonable estimates of its share of the 2006 taxable income and 2007 taxable income attributed to the period from January 1 through May 15, 2007 of the partnerships in which it has a direct or indirect interest.

For the three months ended June 30, 2009 and 2008, we recorded tax expense of $3.6 million and $0.6 million, respectively.

The effective tax rate for the three months ended June 30, 2009 and 2008 was 45.4% and 76.9%, respectively.

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008

Overview

Total net revenues after provision for loan losses increased $20.6 million, or 50.2%, from $41.0 million for the six months ended June 30, 2008 to $61.6 million for the six months ended June 30, 2009, driven by an increase in non-interest revenues of $22.7 million and increase in net interest income of $1.9 million, offset by an increase in provision for loan losses of $4.0 million.

Non-interest revenues increased $22.7 million or 56.8% primarily due to a $11.5 million increase in principal transaction revenues, an $8.4 million increase in asset management revenues and a $4.8 million increase in gain on sale and refinancing of loans.

Net interest income increased $1.9 million or 179.1% from $1.1 million for the six months ended June 30, 2008 to $3.0 million for the same period in 2009. The increase was due to the acquisition of Cratos and primarily $2.8 million of net interest income recorded at JMP Credit. Net interest income for the remainder of the Company fell from $1.1 million to $0.2 million primarily due to low interest rates received on cash balances during the six months ended June 30, 2009 compared to the same period in 2008.

Provision for loan losses increased from zero for the six months ended June 30, 2008 to $4.0 million for the six months ended June 30, 2009 due to $1.5 million recorded against loans held for investment and $2.5 million recorded against loans collateralizing ABS issued at JMP Credit.

Total non-interest expenses increased by $13.7 million, or 34.6%, from $39.5 million for the six months ended June 30, 2008 to $53.2 million for the six months ended June 30, 2009, primarily due to an increase in compensation and benefits of $15.1 million offset by a decrease in administration expense of $0.9 million and a decrease in other expenses of $0.8 million.

Net income attributable to JMP Group Inc. increased $3.4 million from net income of $0.9 million for the six months ended June 30, 2008 to net income of $4.3 million for the six months ended June 30, 2009, and includes $3.1 million increase in income tax expense from $0.5 million for the six months ended June 30, 2008 to $3.6 million for the six months ended June 30, 2009.

Revenues

Investment Banking

Investment banking revenues decreased $4.2 million, or 22.3%, from $18.9 million for the six months ended June 30, 2008 to $14.7 million for the same period in 2009, and decreased as a percentage of total net revenues after provision for loan losses from 46.1% to 23.9%, respectively. The decrease in revenues reflects a lower level of activity in our public equity underwriting and private placement business, partially offset by increased activity in our strategic advisory businesses. Public equity underwriting revenues decreased by $1.8 million, or 24.3%, from $7.3 million for the six months ended June 30, 2008 to $5.5 million for the six months ended June 30, 2009. The decrease is primarily due to the continued low levels of new equity issuances by U.S. companies during the period, starting from the second six months of 2008. We executed nine public equity underwriting transactions in the six months ended June 30, 2009 compared to thirteen in the six months ended June 30, 2008. We acted as a lead manager on one transaction in the six-month period ended June 30, 2009 compared to none in the same period in 2008. Private placement revenues decreased $4.1 million, or 58.6%, from $7.0 million for the six months ended June 30, 2008 to $2.9 million for the six months ended June 30, 2009 due to lower average revenue per transaction executed. Our strategic advisory revenues increased $1.6 million, or 35.1%, from $4.7 million for the six months ended June 30, 2008 to $6.3 million for the six months ended June 30, 2009, due to higher average revenue per transaction executed. We executed seven strategic advisory transactions in the six months ended June 30, 2009 compared to six in the six months ended June 30, 2008.

Brokerage Revenues

Brokerage revenues increased by $1.0 million, or 6.2%, from $16.9 million for the six months ended June 30, 2008 to $17.9 million for the six months ended June 30, 2009. The increase was the result of higher net margins on trading commissions. Gross commissions remained relatively flat. Brokerage revenues decreased as a percentage of total revenues, from 41.1% for the six months ended June 30, 2008 to 29.0% for the six months ended June 30, 2009.

Asset Management Fees

Asset management fees increased $8.4 million, or 206.9%, from $4.1 million for the six months ended June 30, 2008 to $12.5 million for the six months ended June 30, 2009. Asset management fees include base management fees and incentive fees for our funds under management. Base management fees increased from $2.4 million for the first six months of 2008 to $4.1 million for the same period in 2009. Incentive fees increased from $1.8 million for the first six months of 2008 to $8.5 million for the same period in 2009. The increase in base management fees is the result of an increase in client assets under management from $397.6 million as of June 30, 2008 to $528.3 million as of June 30, 2009. This was primarily due to the performance of Harvest Small Cap Partners during 2008 as well as the first six months of 2009, which enabled it to raise additional capital and increase assets under management by $147.8 million, when generally other hedge funds in the industry were experiencing redemptions. The increase in incentive fees is due to the improved performance of our families of funds, in particular of Harvest Small Cap Partners fund. As a percentage of total net revenues after provision for loan losses, asset management fees increased from 9.9% for the six months ended June 30, 2008 to 20.3% for the same period in 2009.

Principal Transactions

Principal transaction revenues increased $11.5 million from a loss of $2.1 million for the six months ended June 30, 2008 to a gain of $9.4 million for the six months ended June 30, 2009. The increase was primarily due to a $7.2 million increase in equity and other security transaction revenues from a loss of $2.8 million for the first six months of 2008 to a gain of $4.4 million for the first six months of 2009. In addition, gain on investments in partnerships increased $4.5 million from $0.6 million for the first six months of 2008 to $5.1 million for the first six months of 2009. The $7.2 million increase in equity and other security transaction revenues was primarily related to unrealized gain/loss on our convertible preferred security and equity security investments in NYMT, which reflected a loss of $1.8 million for the first six months of 2008 compared to a gain of $3.3 million for the first six months of 2009.

Gain (Loss) on Sale and Refinancing of Loans

Gain (loss) on sale and refinancing of loans increased $4.8 million from zero for the six months ended June 30, 2008 for the same period in 2009, with all of the gain generated at JMP Credit. During the six months ended June 30, 2009, six loans were sold or repaid with one loan repayment contributing $4.7 million of the net $4.8 million of gain, where the borrower repaid the loan at a premium to our carrying value.

Gain on Bargain Purchase

Upon the acquisition of Cratos by JMP Credit on April 7, 2009 a bargain purchase gain of $1.2 million was recorded which reflects the difference between the fair value of net assets acquired of $7.5 million and consideration to the sellers of $6.3 million. In accordance with SFAS 141(R) this gain was booked to current period revenues.

Net Dividend Income

Net dividend income decreased $0.4 million or 26.0% from $1.5 million for the six months ended June 30, 2008 to $1.1 million for the quarter ended June 30, 2009. The decrease was primarily due to higher dividend expense on short positions in our principal investment portfolio.

Other Income

Other income increased $0.3 million from $0.7 million for the six months ended June 30, 2008 to $1.0 million for the same period in 2009. The increase comprised fundraising and loan restructuring fees of $0.5 million and gain on repurchase of ABS of $0.1 million.

Interest Income

Interest income increased $10.7 million from $1.3 million for the six months ended June 30, 2008 to $12.0 million for the same period in 2009. The increase was due to the acquisition of Cratos and primarily $11.6 million of interest income at JMP Credit offset by a fall in interest income at the remainder of the Company of $0.9 million due to low interest rates received on cash balances.

At JMP Credit, total interest income for the six months was $11.6 million. This was comprised of interest earned on our 74 performing loans of $4.9 million, amortization of purchase discounts and other deferred fees of $0.2 million and the non-cash amortization of the liquidity discounts on our loans of $6.4 million. The annualized weighted average interest rate on the loans was 5.4% with a spread to weighted average Libor of 4.36% for the six months ended June 30, 2009. We did not recognize any interest income for the 14 impaired loans with a weighted average loan balance of $91.1 million that were on non-accrual status during the six months.

Interest Expense

Interest expense increased $8.8 million from $0.2 million for the six months ended June 30, 2008 to $9.0 million for the same period in 2009. The increase was due to the acquisition of Cratos and primarily $8.8 million of interest expense at JMP Credit.

At JMP Credit, total interest expense for the six months was $8.8 million. This was comprised of $1.8 million in interest on CLO notes, $6.9 million in non-cash amortization of the liquidity discount on the CLO notes, and $0.1 million in interest primarily on the contingent consideration to one of the previous owners of Cratos. The annualized cost of funds for the CLO notes during the six months was 1.80%.

Provision for Loan Losses

Provision for loan losses increased $4.0 million from zero for the six months ended June 30, 2008 for the same period in 2009. The increase consisted of $1.5 million against loans held for investment to record one principal investment at a net realizable value of zero. The remaining $2.5 million was recorded against loans collateralizing ABS issued at JMP Credit. Of this $2.5 million, $2.4 million was additional specific reserves during the second quarter, in addition to the credit discount recorded against impaired loans at the acquisition date of Cratos to record the impaired loans at their net realizable value. Pooled reserves of $119 thousand were recorded against 74 performing loans as of June 30, 2009.

Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions as well as equity-based compensation to our employees and managing directors, increased $15.1 million, or 57.2%, from $26.4 million for the six months ended June 30, 2008 to $41.5 million for the six months ended June 30, 2009.

Employee payroll, taxes and benefits, and consultant fees, increased $1.5 million, or 11.2%, from $13.2 million for the six months ended June 30, 2008 to $14.7 million for the six months ended June 30, 2009 primarily due to the acquisition of Cratos in April 2009 as well as increases in base salaries in May 2008.

Performance-based cash bonus and commission increased $15.5 million, or 179.5%, from $8.7 million for the six months ended June 30, 2008 to $24.2 million for the six months ended June 30, 2009 primarily due to an increase in net revenues of $20.6 million or 50.2% from $41.0 million for the six months ended June 30, 2008 to $61.6 million for the six months ended June 30, 2009.

Equity-based compensation decreased $2.0 million, or 42.1%, from $4.6 million for the six months ended June 30, 2008 to $2.6 million for the six months ended June 30, 2009 primarily due the acceleration of the vesting of restricted stock units (“RSUs”) granted under our 2007 bonus compensation program on December 22, 2008. As a result of the acceleration, the Company recognized $2.6 million of amortization expense from future periods in the year ended December 31, 2008, thus eliminating the amortization expense on those RSUs that would have been recognized in the future periods, including the six months ended June 30, 2009. The total equity-based compensation expense for the six months ended June 30, 2009 included $1.7 million recognized for RSUs granted in connection with the initial public offering and $0.9 million recognized for RSUs granted after the initial public offering.

Compensation and benefits as a percentage of revenues increased from 64.4% of total net revenues after provision for loan losses for the six months ended June 30, 2008 to 67.4% for the same period in 2009 primarily due to, as mentioned above, an increase in asset management incentive fees, for which we accrue performance-based bonus at a higher rate than other types of revenues, as a proportion of total revenues. Excluding expense from RSU’s granted in connection with the initial public offering of $2.2 million and $1.7 million for the six months ended June 30, 2008 and 2009, respectively, as a percentage of total net revenues after provision for loan losses, compensation and benefits increased from 58.9% to 64.5%.

Administration

Administration expenses decreased $0.9 million, or 27.1%, from $3.4 million for the six months ended June 30, 2008 to $2.5 million for the six months ended June 30, 20009. The decrease was primarily due to lower conferences expense in the first six months 2009 compared to the same period in 2008. As a percentage of total revenues, administration expense decreased from 8.2% of total revenues for the six months ended June 30, 2008 to 4.0% for the same period in 2009 as a result of higher revenues in 2009 compared to 2008.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees increased $0.2 million, or 10.9%, from $2.5 million for the six months ended June 30, 2008 to $2.7 million for the six months ended June 30, 2009. This decrease is primarily due to higher trading volume in the period ended June 30, 2009, compared to the same period in 2008. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 6.0% for the six months ended June 30, 2008 to 4.4% for the same period in 2009.

Other Expenses

Other expenses decreased $0.8 million, or 10.8%, from $7.3 million for the six months ended June 30, 2008 to $6.5 million for the six months ended June 30, 2009. The decrease was primarily due a decrease in travel and entertainment expense of $0.8 million reflecting lower business activities in the first six months of 2009 compared to the same period in 2008. As a percentage of total net revenues after provision for loan losses, other expenses decreased from 17.8% for the six months ended June 30, 2008 to 10.5% for the same period in 2009 mostly as a result of higher revenues in 2009 compared to the same period in 2008.

Noncontrolling interest

Noncontrolling interest was $0.5 million and $0.2million for the six months ended June 30, 2009 and 2008, respectively. Noncontrolling interest for the six months ended June 30, 2009 includes the interest of third parties in JMP Credit Corporation (“JMP Credit”), Harvest Mortgage Opportunities Partners (“HMOP”), and Opportunity Acquisition Corp. (“SPAC”), partially-owned subsidiaries consolidated on our books. Noncontrolling interest for the six months ended June 30, 2008 relates to the interest of third parties in SPAC, JMP Realty Trust (“JMPRT”), and in two of our asset management funds, Harvest Consumer Partners (“HCP”) and Harvest Technology Partners (“HTP”). Because of the ownership and external management position which did not provide the limited partners with substantive rights to remove the general partner, we consolidated JMPRT, HCP and HTP through December 31, 2008, November 30, 2008 and July 31, 2008, respectively, and recorded noncontrolling interest. Additional limited partners invested in HTP and HCP during 2008 and the limited partners had substantive rights to remove the general partner effective August 1, 2008 for HTP and December 1, 2008 for HCP. As a result, we deconsolidated HTP and HCP as of the respective effective date. The assets and liabilities of JMPRT were transferred to HMOP effective January 2, 2009. Because of the limited partners’ substantive kick-out rights, HMOP was not required to be consolidated from January 2, 2009 through April 30, 2009. During the quarter ended June 30, 2009, several non-affiliated limited partners redeemed their interest in HMOP, and the remaining limited partners were no longer deemed to constitute substantive kick-out rights. As a result, the Company consolidated HMOP in its consolidated financial statements effective May 1, 2009.

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

For the six months ended June 30, 2009 and 2008, we recorded tax expense of $3.6 million and $0.5 million, respectively. The tax expense for the six months ended June 30, 2008 included an adjustment of $0.3 million to the 4.0 million one-time tax benefit recorded in 2007.

The effective tax rate for the six months ended June 30, 2009 and 2008 was 45.5% and 35.8%, respectively. Excluding the one-time tax benefit described above, the effective tax rate for the six months ended June 30, 2008 was 59.1%.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital and liquidity for the six months ended June 30, 2009 to illustrate where our capital is invested and the financial condition of the Company.

Acquisition of Cratos

On April 7, 2009 we invested $4.0 million of cash and granted $3.0 million original par amount, with a $2.3 million estimated fair value, of contingent consideration (a zero coupon note) to acquire 100% of the membership interests and net assets of $7.5 million of Cratos. As we purchased 100% of the subordinated securities of the Cratos CLO as part of the acquisition, in accordance with FIN 46R we are the primary beneficiary and are required to consolidate all of the assets and liabilities of the CLO securitization structure even though it is a bankruptcy remote entity with no recourse to us.

The table below details the total assets and liabilities consolidated for GAAP upon the acquisition.

Assets:
Cash and cash equivalents	$1,910,523
Restricted cash and deposits	44,359,080
Loans collateralizing asset-backed securities issued	280,499,632
Interest receivable	1,136,896
Deferred tax asset	50,121,928
Other assets	254,387

Total assets	$378,282,446

Liabilities:
Asset-backed securities issued	$316,513,000
Interest payable	1,209,588
Other liabilities	2,349,830
Deferred tax liability	50,703,100

Total liabilities	$370,775,518

Net assets acquired, at fair value	$7,506,928

        The CLO securitization entity is non-recourse to us. Our maximum loss of capital as of June 30, 2009 is the original April 7, 2009 $4.0 million cash investment plus any earnings related to JMP Credit since the acquisition date. The contingent consideration is only payable from the first $3.0 million of cash flows to the CLO subordinated securities we hold. If those securities do not receive cash flows then we are not liable to make payments to the recipient of the contingent consideration. However, for US Federal tax purposes, the CLO is treated as a disregarded entity such that the taxable income earned in the CLO is taxable to us. If the CLO is in violation of certain coverage tests, mainly any of its overcollateralization ratios, residual cash flows otherwise payable to us as owners of the subordinated notes would be required to be used to buy additional collateral or repay indebtedness senior to us in the securitization. This could require us to pay income tax on earnings not distributed to us.

The CLO market in which we invest is experiencing an increase in downgrades, depreciations in market value and defaults in respect of leveraged loans in their collateral. In addition, the secondary market for debt obligations has become flooded with supply exceeding demand and most obligations available for purchase currently trade at a discount to par. The CLO has to comply with certain asset coverage tests, such as the amount of discounted obligations and “CCC” obligations it can hold. During any time the CLO exceeds such a limit, the ability of us, as CLO manager, to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, defaulted obligations, discounted assets (those purchased below 85% of their par value) and assets rated “CCC” or lower in excess of applicable limits in the CLO’s investment criteria are not given full par credit for purposes of calculation of the CLO overcollateralization (“OC”) tests. As a result, many CLOs are failing or may in the future fail one or more of their overcollateralization tests. If this were to occur for our CLO, it could cause a diversion of cash flows away from us as holders of the more junior CLO securities in favor of investors more senior than us in right of repayment, until the relevant overcollateralization tests are satisfied. In May 2009, our CLO was in violation of the most junior OC test. As such, we were required to use $1.8 million of the residual cash flows to buy additional collateral rather than distribute the money to us as owners of the subordinated notes. If the CLO were in violation of any of the more senior OC tests, we would have been required to start paying down the most senior notes with the residual cash flows until the violation was cured. In the most extreme case, if the CLO were in violation of the most senior OC test, the Class A note holders would have the ability to declare an event of default and cause an acceleration all principal and interest outstanding on the notes. As of May 2009, the most recent determination date, the CLO had passed all other OC tests.

For financial reporting purposes, the loans and asset backed securities are consolidated and reported at their cost adjusted for amortization of market value discount which was created at the Cratos acquisition date. At June 30, 2009, there was $308.1 million of loans, $25.9 million of cash and $2.3 million of other assets owned by the CLO funded by $324.2 million of asset backed securities issued. These assets and asset backed securities issued represented 57.3% of total assets and 76.8% of total liabilities respectively, reported on our consolidated statement of financial condition at June 30, 2009.

Other Factors Affecting Our Liquidity and Capital Resources

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

As of June 30, 2009, we had net liquid assets of $67.3 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, note payable and noncontrolling interest. We had an undrawn $18.9 million and $21.0 million revolving line of credit with City National Bank (the “Lender”) at June 30, 2009 and December 31, 2008, respectively. During the six months ended June 30, 2009, we drew down $2.1 million on the revolving line of credit to fund the HuaMei investment and $4.0 million to fund the purchase of Cratos. The $4.0 million drawn down to fund the purchase of Cratos was repaid during the same period.

Substantially all of our financial instruments, other than loans collateralizing asset-backed securities loans held for investment, issued and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. At June 30, 2009 and December 31, 2008, the Company had Level 3 assets (assets whose fair value was determined using unobservable inputs that are not corroborated by market data) of $20.3 million and $18.2 million which represented 3.8% and 11.9% of total assets, respectively. The decrease in the percentage of Level 3 assets to the total assets was primarily due to an increase in total assets from $152.8 million at December 31, 2008 to $538.0 million at June 30, 2009 mainly due to the acquisition of Cratos in April 2009.

A condensed table of cash flows for the three months ended June 30, 2009 and 2008 is presented below.

	Six Months Ended June 30,		Change from 2008 to 2009
(in thousands)	2009	2008	$	%
Cash flows used in operations	$(1,688)	$(23,462)	$21,774	92.8%
Cash flows used in investing activities	(4,661)	(21,881)	17,220	78.7%
Cash flows from financing activities	801	711	90	12.7%

Total cash flows	$(5,548)	$(44,632)	$39,084	87.6%

        JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule. We use the basic method permitted by the Uniform Net Capital Rule to compute net capital, which generally requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of $25.8 million and $39.8 million, which were $24.5 million and $38.7 million in excess of the required net capital of $1.3 million and $1.1 million at June 30, 2009 and December 31, 2008, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.37 to 1 and 0.24 to 1 at June 30, 2009 and December 31, 2008, respectively.

The Company currently intends to declare quarterly cash dividends on all outstanding shares of common stock. The Company currently does not plan to pay dividends on unvested shares of restricted stock. In March and May 2009, the Company’s board of directors declared a quarterly cash dividend of $0.01 per share of common stock which the Company paid in April and June 2009, for the fourth quarter of 2008 and the first quarter of 2009, respectively.

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

Cash Flows for the Six Months Ended June 30, 2009

Cash decreased by $5.5 million during the six months ended June 30, 2009, primarily as a result of cash used in investing activities.

Our operating activities used $1.7 million of cash from the net income of $4.8 million adjusted for the cash used in the change in operating assets and liabilities of $0.3 million and non-cash revenue and expense items of $6.2 million. The non-cash revenue and expense items of $6.2 million included gains on sale and refinancing of loans of $4.8 million and gain on bargain purchase of $1.2 million.

Our investing activities used $4.7 million, which consisted mostly of $48.0 million used for funding of loans collateralizing asset-backed securities issued, $7.4 million used for purchases of other investments, offset by $17.7 million of net change in restricted cash reserved for lending activities, $18.6 million of sale of loans collateralizing asset-backed securities issued and $10.7 million of principal payments received on loans collateralizing asset-backed securities issued.

Our financing activities provided $0.8 million of cash primarily due to two draw downs on our revolving note with City National Bank (CNB) totaling $6.1 million, offset by repayments on a term loan of $1.0 million and repayment of one of the draw downs of $4.0 million.

We had $25.9 million of restricted cash at JMP Credit on June 30, 2009. This balance comprised of $3.6 million in interest and fees received from loans in the CLO and $22.3 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLO. The principal restricted cash will be used to buy additional loans or pay down CLO notes.

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

In connection with the Cratos CLO, the Company had unfunded commitments to lend of $4.1 million and standby letters of credit of $1.6 million.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each borrower’s creditworthiness on a case by case basis.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers.

We had no other material off-balance sheet arrangements as of June 30, 2009. However, as described below under “Qualitative and Quantitative Disclosures About Market Risk - Credit Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Credit risk also includes the risk that we will not fully collect the principal we have invested in loans held for investment and loans collateralizing asset-backed securities issued due to borrower defaults. While we feel that our origination and underwriting of these loans will help to mitigate the risk of significant borrower defaults on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans, thereby avoiding default.

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

There was no adjustment recorded to retained earnings related to the adoption of SFAS 159. During the quarter ended June 30, 2009, the Company recorded unrealized gain of $2.1 million on the above investments in NYMT primarily in response to the improved performance of NYMT’s stock during the period.

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

We are also entitled to receive incentive fee allocations from the investment partnerships when the return exceeds a specified highwater mark or hurdle rate over a defined performance period.. Incentive fees are recorded after the quarterly or annual investment performance period is complete and may vary depending on the terms of the fee structure applicable to an investor.

Loans Collateralizing Asset-backed Securities Issued

Loans collateralizing asset-backed securities issued are commercial loans securitized and owned at the Cratos CLO. The loans consist of those loans within the CLO securitization structure at the acquisition date of Cratos and loans purchased or originated into the CLO subsequent to the Cratos acquisition date.

Loans acquired during the purchase and resulting consolidation of Cratos were recorded at their fair value as of the acquisition date under the guidance of SFAS No 141(R), Business Combinations, which then became the new basis of the loans. Any unamortized deferred fees or costs that existed prior to the acquisition were written off at that date.

For those loans deemed impaired as of the date of the acquisition, accounted for in accordance with Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, the total discount from unpaid principal balance to fair value consists of a nonaccretable credit discount and an accretable liquidity (or market value) discount. For the remaining loans acquired through the purchase of Cratos the discount to fair value was all accretable liquidity discount as the discount was not attributable to credit quality. Those loans are accounted for in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS No.91). For both types of loans the accretable portion of the discount is recognized into interest income as an adjustment to the yield of the loan over the contractual life of the loan using the interest method.

The Company continues to estimate the cash flows expected to be collected over the life of the loans acquired through the purchase of Cratos. If, upon subsequent evaluation, the Company believes it is unable to collect all cash flows expected at the acquisition date plus additional cash flows expected to be collected arising from changes in estimate after the acquisition, the loan is considered impaired for purposes of applying the measurement and other provisions of SFAS No. 5, Accounting for Contingencies or, if applicable, SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Loans considered impaired at the acquisition date of Cratos can only continue to be assessed in accordance with SFAS No. 114. If based on current information and events, it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, the Company will first reduce any remaining valuation allowance (or allowance for loan losses) for the loan established after its acquisition for the increase in the present value of cash flows expected to be collected. Then the Company will recalculate the amount of accretable yield for the loan as the excess of the revised cash flows expected to be collected over the sum of (a) the initial investment less (b) cash collected less (c) write-downs plus (d) amount of yield accreted to date. The Company will adjust the amount of accretable yield by reclassification from nonaccretable discount. The adjustment is accounted for as a change in estimate in conformity with SFAS No. 154, Accounting Changes and Error Corrections, with the amount of periodic accretion adjusted over the remaining life of the loan. The resulting yield is then used as the effective interest rate in any subsequent accounting.

Loans purchased or originated into the CLO after the acquisition date of Cratos, are stated at the principal amount outstanding net of deferred fees, deferred costs and the allowance for loan losses. Net nonrefundable loan fees and related direct costs associated with the origination or purchase of loans are deferred and included in loans. The net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using a method which approximates the interest method in accordance with SFAS No. 91. Remaining amounts are recognized into income when the related loans are paid off or sold. Any discount from purchased loans is accreted into interest income as a yield adjustment over the contractual life of the loan.

The accrual of interest on loans is discontinued when principal or interest payments are 90 days or more past due or when, in the opinion of management, reasonable doubt exists as to the full collection of principal and/or interest. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Any reversals of income from previous years are recorded against the allowance for loan losses. When the Company receives a cash interest payment on a non-accrual loan, it is applied as a reduction of the principal balance. Non-accrual loans are returned to accrual status when the borrower becomes current as to principal and interest and have demonstrated a sustained period of payment performance. The amortization of loan fees is discontinued on nonaccrual loans and may be considered for write-off. Depending on the terms of the loan, a fee may be charged upon a prepayment which is recognized in the period of the prepayment. Syndication and structuring fees are recognized in the period the service is completed as non-interest income.

Allowance for Loan Losses

The Company maintains an allowance for loan losses that is intended to estimate loan losses inherent in its loan portfolio. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses is maintained at a level, in the opinion of management, sufficient to off set estimated losses inherent in the loan portfolio as of the date of the financial statements. The appropriateness of the allowance and the allowance components are reviewed quarterly. The Company’s estimate of each allowance component is based on observable information and on market and third party data that the Company believes are reflective of the underlying loan losses being estimated.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, the Company provides a base allowance on a loan by loan basis for loans at JMP Credit that are not impaired and were purchased after the Cratos acquisition The Company employs internally developed and third party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default), which are used in developing an appropriate allowance for loan losses. The Company performs periodic detailed reviews of its loan portfolio to identify risks and to assess the overall collectibility of loans.

In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, any required impairment allowances are included in the allowance for loan losses. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral securing the loan if the loan is collateral dependent, depending on the circumstances and the Company’s collection strategy. For those loans held by Cratos at the date of acquisition by JMP Credit, and deemed impaired at that date or a subsequent date, loan loss provisions are calculated considering two further factors. For loans deemed impaired at the date of acquisition if there is a further decline in expected future cash flows, this reduction is recognized as specific loan loss provision in the current quarter in accordance with above. For those loans deemed impaired subsequent to the acquisition date, if the net realizable value is lower than the current carrying value then that reduction from the carrying value is booked as provision for loan losses. Therefore at the date of assessment, if the total discount from unpaid principal balance to carrying value is larger than the expected loss, no provision for loan losses is recognized for those loans acquired at Cratos but deemed impaired subsequent to their acquisition.

Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

Asset-backed Securities Issued

Asset-backed securities issued (ABS) were issued to third parties from the Cratos CLO securitization structure which the Company consolidates for financial reporting purposes as of the April 7, 2009 acquisition date. At the acquisition date in accordance with SFAS No. 141(R) the ABS were recorded at fair value with a liquidity discount from the principal balance outstanding to the fair value recorded. The liquidity discount is amortized into interest expense over the maturity of the ABS using the interest method in accordance with APB No. 21, Interest on Receivables and Payables.

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

Our management, with the participation of the Chairman and Chief Executive Officer and the Chief Financial Officer, has evaluated our disclosure controls and procedures as of the end of the period covered by this report. Our evaluation included disclosure controls and procedures applicable to Cratos. Based on that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with our acquisition of Cratos, as of June 30, 2009, we are in the process of integrating the internal control over financial reporting of Cratos into our internal control and expect to have completed this exercise by September 30, 2009. Accordingly, there was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors included in our December 31, 2008 annual report on Form 10-K continue to apply to us, and describe risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. There have not been any material changes from the risk factors previously described in our December 31, 2008 annual report on Form 10-K except for the addition of the following risk factor:

The ongoing crisis in the global credit markets has the potential to adversely affect our CLO investments.

The global economy is currently being affected by a crisis in the credit markets and is experiencing a general downturn. Among the sectors particularly challenged by the current crisis in the global credit markets are the CLO and leveraged finance markets. In the current environment, liquidity in the credit markets has been drastically reduced, resulting in an increase in credit spreads and a decline in ratings, performance and market values for leveraged loans. We have significant exposure to these markets through our investments in Cratos CLO I, a Cayman Islands incorporated special purpose company that issued notes to investors secured by a pool of corporate loans. We invested in deeply subordinated securities issued by the CLO, representing highly leveraged investments in the underlying collateral, which increases both the opportunity for higher returns as well as the magnitude of losses when compared to the other investors that rank more senior to us in right of payment. As a result of our subordinated position in the CLO, we and our investors are at greater risk of suffering losses.

The corporate loan market in which our CLO invests is experiencing an increase in downgrades, depreciations in market value and defaults in respect of their collateral. In addition, the secondary market for corporate loans has become flooded with supply exceeding demand and most loans available for purchase currently trade at a discount to par. The CLO portfolio profile tests set limits on the amount of discounted obligations it can hold. During any time that it exceeds such a limit, the ability of the CLO’s manager to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, discounted assets and assets rated “CCC” or lower in excess of applicable limits in the CLO issuers’ investment criteria are not given full par credit for purposes of calculation of the CLO issuers’ overcollateralization tests. As a result, many CLO issuers are failing or may in the future fail one or more of their overcollateralization tests. If this were to occur for our CLO, it could cause a diversion of cash flows away from us as holders of the more junior CLO securities in favor of investors more senior than us in right of repayment, until the relevant overcollateralization tests are satisfied. This diversion of cash flows could have an adverse impact on our business and our ability to make distributions to shareholders. In addition, it is possible that the Cratos CLO I’s collateral will be depleted before we realize a return on our CLO investments.

The ability of the Cratos CLO I to make interest payments to the holders of the senior notes of those structures is highly dependent upon the performance of the CLO collateral. If the collateral in those structures was to experience a significant decrease in cash flow due to an increased default level, the issuer may be unable to pay interest to the holders of the senior notes which would allow such holders to declare an event of default under the indenture governing the transaction and accelerate all principal and interest outstanding on the senior notes. In addition, the indenture governing our CLO also contains certain events of default tied to the value of our collateral which could cause an acceleration of the senior notes. If the value of the CLO collateral within the CLO were to be less than 102% of the amount of most senior class of notes issued and outstanding, the most senior noteholders would have the ability to declare an event of default.

There can be no assurance that market conditions giving rise to these types of consequences will not occur, subsist or become more acute in the future.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2009.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2009 to April 30, 2009	—		$—	—	1,345,690
May 1, 2009 to May 31, 2009	131,972	(2)	$6.40	131,972	1,213,718
June 1, 2009 to June 30, 2009	—		$—	—	1,213,718

Total	131,972			131,972

(1)	A 1.5 million share repurchase program authorized in August and November 2007 was fully executed as of January 18, 2008. On March 10, 2008 and March 3, 2009, the Company’s board of directors authorized the repurchase of an additional 2.0 million shares during the subsequent eighteen months and the repurchase of an additional 0.5 million shares during the subsequent twelve months, respectively.
(2)	Consist of 131,972 shares repurchased in connection with employee stock plans, whereby the Company’s shares were tendered by employees for the payment of applicable withholding taxes.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on June 8, 2009, our shareholders:

•	elected nine directors to serve for terms expiring at our subsequent Annual Meeting of Shareholders; and

•	ratified the appointment of PricewaterhouseCoopers LLP to serve as our independent registered public accounting firm for 2009.

Further information regarding these matters is set forth in our 2008 Annual Proxy Statement, filed with the SEC on April 28, 2009.

The table below shows the results of the shareholders’ voting:

	Votes in Favor	Votes Against	Votes Withheld/ Abstentions	Broker Non-Votes
Election of Directors:
Joseph A. Jolson	14,105,522	—	996,815	—
Craig R. Johnson	14,104,442	—	997,895	—
Mark L. Lehmann	14,097,365	—	1,004,972	—
Carter D. Mack	14,104,442	—	997,895	—
Edward J. Sebastian	14,907,525	—	194,812	—
Glenn H. Tongue	14,906,590	—	195,747	—
Kenneth M. Karmin	14,941,121	—	161,216	—
Harris S. Barton	14,942,725	—	159,612	—
H. Mark Lunenberg	14,907,625	—	194,712	—

Ratification of independent registered public accounting firm	15,052,946	47,582	1,808	—

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2009

JMP Group Inc.

By:	/s/ Joseph A. Jolson
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ Thomas B. Kilian
Name:	Thomas B. Kilian
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Cratos Purchase Agreement dated March 31, 2009

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.