Form 10-Q
period 2009-09-30
JMP Group Inc.
filed 2009-11-04
CIK 1383803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of November 2, 2009 was 21,533,583.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

JMP Group Inc.

Consolidated Statements of Financial Condition

(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$55,208,089	$46,261,959
Restricted cash and deposits (includes cash on deposit with clearing broker of $255,336 at September 30, 2009 and December 31, 2008)	40,276,545	6,929,501
Receivable from clearing broker	2,452,590	1,878,078
Investment banking fees receivable, net of allowance for doubtful accounts of $0 and $78,579 at September 30, 2009 and at December 31, 2008	5,674,562	1,647,761
Marketable securities owned, at fair value	18,282,610	19,838,480
Incentive fee receivable	553,162	1,479,741
Other investments (of which $56,703,393 and $47,954,255 at fair value at September 30, 2009 and December 31, 2008)	58,703,393	47,954,255
Loans held for investment, net of allowance for loan losses	1,692,036	5,725,867
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	317,238,912	—
Interest receivable	1,424,547	72,194
Fixed assets, net	1,247,806	1,207,014
Deferred tax assets	51,643,862	11,062,174
Other assets	5,615,152	8,789,068

Total assets	$560,013,266	$152,846,092

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$9,752,001	$5,677,683
Accrued compensation	33,956,459	21,349,724
Asset-backed securities issued	322,787,435	—
Interest payable	611,073	17,663
Note payable	9,912,765	8,680,850
Contingent consideration payable	2,262,030	—
Deferred tax liability	48,099,813	224,204
Other liabilities	11,911,288	3,823,892

Total liabilities	439,292,864	39,774,016

Commitments and Contingencies
JMP Group Inc. Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,069,741 shares issued at September 30, 2009 and December 31, 2008; 20,764,983 and 20,470,125 shares outstanding at September 30, 2009 and December 31, 2008	22,070	22,070
Additional paid-in capital	127,304,046	125,939,747
Treasury stock (at cost, 1,304,758 and 1,599,616 shares at September 30, 2009 and December 31, 2008)	(8,604,003)	(10,710,981)
Accumulated deficit	(3,621,096)	(10,129,777)

Total JMP Group Inc. stockholders’ equity	115,101,017	105,121,059
Noncontrolling Interest	5,619,385	7,951,017

Total equity	120,720,402	113,072,076

Total liabilities and equity	$560,013,266	$152,846,092

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Investment banking	$10,390,644	$4,879,365	$25,103,996	$23,818,776
Brokerage	7,938,774	9,573,885	25,836,038	26,432,955
Asset management fees	3,266,493	2,292,014	15,765,626	6,364,634
Principal transactions	5,980,739	(2,726,160)	15,403,222	(4,788,734)
Gain on sale and payoff of loans	6,726,930	—	11,571,062	—
Gain on repurchase of asset-backed securities issued	4,096,473	—	4,204,873	—
Gain on bargain purchase	—	—	1,179,279	—
Net dividend income	765,662	939,467	1,849,869	2,460,570
Other income	227,221	214,191	1,154,343	922,683

Non-interest revenues	39,392,936	15,172,762	102,068,308	55,210,884

Interest income	12,213,909	653,943	24,172,371	1,859,938
Interest expense	(8,504,198)	(102,196)	(17,484,554)	(298,070)

Net interest income	3,709,711	551,747	6,687,817	1,561,868

Provision for loan losses	(1,383,650)	(427,882)	(5,365,842)	(427,882)

Total net revenues after provision for loan losses	41,718,997	15,296,627	103,390,283	56,344,870

Non-interest Expenses
Compensation and benefits	29,308,305	17,724,046	70,848,981	44,147,847
Administration	1,098,179	1,257,487	3,541,203	4,610,307
Brokerage, clearing and exchange fees	1,316,800	1,389,384	4,056,799	3,859,357
Travel and business development	533,719	845,706	1,586,573	2,800,676
Communications and technology	989,175	912,043	2,807,552	2,911,598
Occupancy	610,091	478,316	1,787,608	1,426,135
Professional fees	899,268	636,005	2,782,855	2,512,950
Depreciation	188,789	239,909	592,422	760,797
Other	214,870	53,030	378,540	40,580

Total non-interest expenses	35,159,196	23,535,926	88,382,533	63,070,247

Income (loss) before income tax expense	6,559,801	(8,239,299)	15,007,750	(6,725,377)
Income tax expense (benefit)	2,879,018	(2,971,386)	6,491,386	(2,485,284)

Net income (loss)	3,680,783	(5,267,913)	8,516,364	(4,240,093)
Less: Net income (loss) attributable to the noncontrolling interest	712,007	(369,208)	1,227,459	(214,658)

Net income (loss) attributable to JMP Group Inc.	$2,968,776	$(4,898,705)	$7,288,905	$(4,025,435)

Net income (loss) attributable to JMP Group Inc. per common share:
Basic	$0.14	$(0.24)	$0.35	$(0.20)
Diluted	$0.13	$(0.24)	$0.34	$(0.20)
Weighted average common shares outstanding:
Basic	20,754,502	20,035,637	20,633,361	20,317,627
Diluted	22,014,723	20,035,637	21,640,249	20,317,627

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	JMP Group Inc. Stockholders’ Equity
	Common Stock		Common Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, December 31, 2008	22,069,741	$22,070	$(10,710,981)	$125,939,747	$(10,129,777)	$7,951,017	$113,072,076
Net income	—	—	—	—	7,288,905	1,227,459	8,516,364
Additional paid-in capital - stock-based compensation	—	—	—	(68,045)	—	—	(68,045)
Cash dividends paid to shareholders	—	—	—	—	(620,113)	—	(620,113)
Purchases of shares of common stock for treasury	—	—	(1,108,592)	—	—	—	(1,108,592)
Reissuance shares of common stock from treasury	—	—	3,215,570	1,432,344	(160,111)	—	4,487,803
Sale of subsidiary shares to noncontrolling interest holders	—	—	—	—	—	373,705	373,705
Reorganization of a subsidiary (Note 2)	—	—	—	—	—	(3,932,796)	(3,932,796)

Balance, September 30, 2009	22,069,741	$22,070	$(8,604,003)	$127,304,046	$(3,621,096)	$5,619,385	$120,720,402

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$8,516,364	$(4,240,093)
Adjustments to reconcile net income to net cash (used in) provided by in operating activities:
Provision for doubtful accounts	—	468,462
Provision for loan losses	5,365,842	—
Amortization of deferred loan fees	(494,368)	(15,744)
Accretion of liquidity discount, net	404,647	—
Loan origination and commitment fees	—	260,000
Gain on sale and payoff of loans	(11,571,062)	—
Gain on repurchase of asset-backed securities issued	(4,204,873)	—
Change in other investments:
Fair value	(8,142,512)	2,260,394
Incentive fees reinvested in general partnership interests	(4,766,958)	(1,613,321)
Depreciation and amortization of fixed assets	592,422	760,797
Stock-based compensation expense	3,901,127	6,588,432
Deferred income taxes	6,712,749	(6,921,615)
Gain on bargain purchase	(1,179,279)	—
Net change in operating assets and liabilities:
(Increase) in interest receivable	(215,457)	(62,157)
(Increase) decrease in receivables	(3,674,734)	3,747,597
(Increase) in marketable securities	(3,695,317)	(2,194,984)
(Increase) decrease in restricted cash (excluding restricted cash reserved for lending activities), deposits and other assets	(365,474)	2,487
Increase in marketable securities sold, but not yet purchased	4,074,318	1,874,797
(Decrease) in interest payable	(616,178)	—
(Decrease) in securities sold under agreements to repurchase	—	(9,135,000)
Increase (decrease) in accrued compensation and other liabilities	18,993,722	(16,355,197)

Net cash provided by (used in) operating activities	9,634,979	(24,575,145)

Cash flows from investing activities:
Purchases of fixed assets	(473,214)	(258,719)
Investment in subsidiary	(2,089,477)	(19,686,450)
Purchases of other investments	(7,486,372)	—
Sales of other investments	12,254,366	5,161,783
Funding of loans collateralizing asset-backed securities issued	(93,558,772)	—
Funding of loans held for investment	—	(7,956,770)
Sale and refinancing of loans collateralizing asset-backed securities issued	46,220,511	—
Principal payments on loans collateralizing asset-backed securities issued	32,036,195	—
Principal payments on loans held for investment	270,162	322,000
Repayment of note receivable	—	335,272
Net change in restricted cash reserved for lending activities	14,674,980	—
Cash associated with consolidation / deconsolidation of investment	902,475	(4,726,076)

Net cash provided by (used in) investing activities	2,750,854	(26,808,960)

Cash flows from financing activities:
Proceeds from issuance of note payable	6,100,000	8,680,850
Repayment of note payable	(4,966,877)	—
Net change in asset-backed securities issued	(3,227,371)	—
Cash dividends paid to stockholders	(620,113)	(3,041,485)
Purchases of shares of common stock for treasury	(1,108,592)	(4,805,654)
Capital contributions of noncontrolling interest members and shareholders	300,000	1,598,413
Dividends paid to noncontrolling interest shareholders	—	(224,254)
Proceeds from exercises of stock options	83,250	—

Net cash (used in) provided by financing activities	(3,439,703)	2,207,870

Net increase (decrease) in cash and cash equivalents	8,946,130	(49,176,235)
Cash and cash equivalents, beginning of period	46,261,959	99,127,043

Cash and cash equivalents, end of period	$55,208,089	$49,950,808

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,253,526	$230,090
Cash paid during the period for taxes	$730,000	$6,348,719

Non-cash investing and financing activities:

The fair values of noncash assets acquired and liabilities assumed in the Cratos acquisition were $376,371,923 and $370,775,518, respectively.

On July 31, 2009, the Company received 100% of the membership interest in LSC III, LLC (“LSC”) in full satisfaction of a $2.4 million non-revolving credit note.

See accompanying notes to consolidated financial statements.

JMP GROUP INC.

Notes to Consolidated Financial Statements

September 30, 2009

(Unaudited)

1. Organization and Description of Business

JMP Group Inc., together with its subsidiaries (collectively, the “Company”), is an independent investment banking and asset management firm headquartered in San Francisco. JMP Group Inc. completed its initial public offering on May 16, 2007, and concurrently completed a corporate reorganization (the “Reorganization”), which is described in greater detail in the Registration Statement on Form S-1 (File No. 333-140689) (the “Registration Statement”) filed with the Securities and Exchange Commission (“SEC”) in connection with the initial public offering. The Company conducts its investment banking and brokerage business through its wholly-owned subsidiary, JMP Securities LLC (“JMP Securities”), its asset management business through its wholly-owned subsidiary, Harvest Capital Strategies LLC (“HCS”) (formerly JMP Asset Management LLC, which changed its name to HCS effective September 29, 2008) and its majority-owned indirect subsidiary, JMP Credit Corporation (“JMP Credit”), and certain principal investments through its indirectly wholly-owned subsidiary JMP Capital LLC (“JMP Capital”). JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to, customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS.

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

Noncontrolling interest on the consolidated statements of financial condition at September 30, 2009 relates to the interest of third parties in JMP Credit, HMOP and SPAC, partially-owned subsidiaries consolidated on our books. Noncontrolling interest on the consolidated statements of financial condition at December 31, 2008 relates to the interest of third parties in JMPRT and SPAC.

        The Company follows the authoritative guidance included in Generally Accepted Accounting Principles (“GAAP”) on accounting for consolidation of variable interest entities (VIEs). Such guidance applies to certain entities (called VIEs) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. When the Company enters into a transaction with a VIE, the Company determines if it is the primary beneficiary of the VIE by performing a qualitative analysis of theVIE that includes a review of, among other factors, its capital structure, contractual terms, related party relationships, the Company’s fee arrangements and the design of the VIE. Upon acquisition of Cratos, the Company performed this analysis and concluded that the CLO managed by Cratos is a VIE and that Cratos Capital Partners LLC, which owns 100% of the subordinated notes in the CLO and performs ongoing management responsibilities for the CLO, is deemed the primary beneficiary. As a result, the Company consolidates the assets and liabilities of the Cratos CLO securitization entity, and the underlying loans owned by the CLO entity are shown on our consolidated statements of financial condition under loans collateralizing asset-backed securities issued and the asset-backed securities (“ABS”) issued to third parties are shown under ABS issued.

JMPRT is a real estate investment trust that was formed in June 2006. As of December 31, 2008, the Company owned 49.5% of JMPRT and certain employees owned 20.1%. Because of its ownership and management position, the Company consolidated JMPRT and recorded a noncontrolling interest through December 31, 2008. On January 2, 2009, all of the assets and liabilities within JMPRT were transferred to HMOP, a hedge fund managed by HCS. HMOP is a Delaware limited partnership organized for the purposes of investing in real estate-related assets which may include investments in residential or commercial mortgages or loans, real estate and other assets, loans and participation in loans of all types, other specialty mortgage products, and securities. HCS is the general partner of HMOP. In connection with the above asset and liability transfer, the Company exchanged its interest in JMPRT for an interest in HMOP. No gain or loss was recognized from this exchange. The Company follows the authoritative guidance under GAAP regarding the determination of whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. Such guidance applies when a general partner controls a limited partnership and is required to consolidate the limited partnership in its financial statements. Under the guidance, the general partner in a limited partnership is presumed to control the limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. If the limited partners have either (a) the substantive ability to liquidate the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights, the general partner does not control the limited partnership. The partnership agreements for HMOP provide for the right of the limited partners to remove the general partner by a simple majority vote of the non-affiliated limited partners. Because of these substantive kick-out rights, the Company, as the general partner, did not control HMOP and therefore did not consolidate HMOP from January 2, 2009 through April 30, 2009. During the quarter ended June 30, 2009, several non-affiliated limited partners redeemed their interest in HMOP, and the remaining limited partners were no longer deemed to have substantive kick-out rights. As a result, the Company consolidates HMOP in its consolidated financial statements effective May 1, 2009. The change in noncontrolling interest as a result of the transfer of assets and liabilities from JMPRT to HMOP and the consolidation of HMOP is presented as “reorganization of a subsidiary” in our Consolidated Statement of Changes in Equity.

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

In addition to HTP and HCP, HCS currently manages several other asset management limited partnerships and is a general partner of each. The partnership agreements for these asset management funds provide for the right of the limited partners to remove the general partners by a simple majority vote of the non-affiliated limited partners. Because of these substantive kick-out rights, the Company, as the general partner, does not control these asset management funds and therefore does not consolidate those funds.

On January 18, 2008, JMP Group Inc. and certain unconsolidated affiliates made an investment in convertible preferred stock of New York Mortgage Trust, Inc. (“NYMT”), a publicly traded real estate investment trust engaged in the investment management of mortgage-backed securities and high credit quality residential adjustable rate mortgage loans. Such investment by JMP Group Inc. and affiliated entities was $20.0 million in total, comprised of $5.0 million by JMP Group Inc., $5.0 million by certain funds managed by HCS, and $10.0 million from JMPRT. JMPRT’s investment in NYMT was transferred to HMOP on January 2, 2009. In addition, JMP Group Inc. invested $4.5 million in the common stock of NYMT on February 14, 2008 via a private investment in public equity (PIPE) transaction. At September 30, 2009, JMP Group Inc. owned approximately 6.3% of NYMT’s common stock. In addition, JMP Group Inc. and affiliated entities collectively owned 1.0 million shares of NYMT’s Series A Preferred Stock at September 30, 2009. The Series A Preferred Stock is convertible into shares of NYMT’s common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 1/2 ) shares of common stock for each share of Series A Preferred Stock. The Series A Preferred Stock matures on December 31, 2010, at which time any outstanding shares must be redeemed by NYMT at the $20.00 per share liquidation preference. Because of its current ownership and management position, the Company does not consolidate NYMT. The Company accounts for its investment in NYMT using the fair value option in accordance with the authoritative guidance included in GAAP on financial instruments. See Note 24 for the summarized financial information of NYMT.

On July 31, 2009, the Company received 100% of the membership interest in LSC III, LLC (“LSC”) in full satisfaction of a $2.4 million non-revolving credit note. LSC is an investment partnership and owns shares of common and preferred stock of two privately-held companies which had an aggregate fair value of $2.4 million at September 30, 2009. The Company is the sole member of LSC and therefore has a controlling financial interest in LSC. As a result, the Company consolidates LSC in its consolidated financial statements effective July 31, 2009.

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

The Company’s principal transaction revenues for these categories for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Equity and other securities	$4,893,771	$(3,197,777)	$9,389,771	$(6,028,823)
Investment partnerships	1,103,317	525,545	6,104,833	1,140,433
Warrants and other investments	(16,349)	(53,928)	(91,382)	99,656

Total principal transaction revenues	$5,980,739	$(2,726,160)	$15,403,222	$(4,788,734)

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans consists of gains from the sale and payoff of loans collateralizing asset backed securities at JMP Credit Corporation. Gains are recorded when the proceeds exceed our carrying value of the loan.

Gain on Repurchase of Asset-Backed Securities Issued

Gain on repurchase of asset-backed securities issued consists of gains from repurchases of our ABS from third parties. Gains are recorded when the repurchase price is less than the carrying value of the ABS.

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

Restricted Cash and Deposits

Restricted cash and deposits include principal and interest payments that are collateral for the asset-backed securities issued by Cratos. They also include proceeds from short sales deposited with brokers that cannot be removed unless the securities are delivered, cash collateral supporting standby letters of credit issued by JMP Credit, cash on deposit for operating leases, and cash on deposit with JMP Securities’ clearing broker.

Restricted cash consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Principal and interest payments held as collateral for asset-backed securities issued	$27,204,583	$—
Cash collateral supporting standby letters of credit	1,309,083	—
Proceeds from short sales	10,869,072	5,677,682
Deposit with clearing broker	255,336	255,336
Deposits for operating leases	638,471	996,483

	$40,276,545	$6,929,501

Receivable from Clearing Broker

The Company clears customer transactions through another broker-dealer on a fully disclosed basis. At September 30, 2009 and December 31, 2008, the receivable from clearing broker consisted solely of commissions related to securities transactions.

Investment Banking Fees Receivable

Investment banking fees receivable include receivables relating to the Company’s investment banking or advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis.

Fair Value of Financial Instruments

        The Company adopted amended accounting principles related to fair value measurements as of January 1, 2008. The amendment establishes a consistent framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”) and expands disclosures with respect to fair value measurements. The amendment applies to all financial instruments that are being measured and reported on a fair value basis. This includes those items currently reported in marketable securities owned, at fair value, other investments and marketable securities sold, not yet purchased, at fair value on the consolidated statements of financial condition. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 5 of the Notes to the consolidated financial statements for the disclosures related to the fair value of our marketable securities and other investments.

Most of the Company’s financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment, asset-backed securities issued and investment in HuaMei Capital Company, Inc., are recorded at fair value or amounts that approximate fair value. In February 2009, the Company made a $2.0 million investment in HuaMei Capital Company, Inc. (“HuaMei”) to expand its investment banking capabilities in China. HuaMei is a joint venture of China Merchants Securities; MVC Capital, Inc., a publicly traded business development company managed by The Tokarz Group Advisers LLC; and HuaMei Capital founders. The Company accounts for its investment in HuaMei under the equity method of accounting.

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

The Company follows the authoritative guidance included in GAAP on the fair value option which provides companies with an option to report selected financial assets and financial liabilities at fair value. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in the Consolidated Statements of Operations. Additionally, the authoritative guidance allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.

We elected to apply the fair value option to the following financial assets:

•	Investment in NYMT convertible preferred stock; and

•	Investment in NYMT common stock

Dividends received during the three months ended September 30, 2009 and 2008 on NYMT stock of $0.5 million and $0.5 million, respectively, were recorded in net dividend income on our Consolidated Statements of Operations. Dividends received during the nine months ended September 30, 2009 and 2008 on NYMT stock of $1.3 million and $1.3 million, respectively, were recorded in net dividend income on our Consolidated Statements of Operations. During the three and nine months ended September 30, 2009, the Company recorded unrealized gains of $2.3 million and $5.6 million, respectively, on the above investments in NYMT primarily due to the improved performance of NYMT’s stock during the period. The unrealized gains on our investments in NYMT are reported in Principal Transactions in the Consolidated Statements of Operations.

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

Loans acquired through the acquisition and resulting consolidation of Cratos were recorded at their fair value as of the acquisition date. Any unamortized deferred fees or costs related to the loans that existed prior to the acquisition were written off at that date.

For those loans deemed impaired as of the date of the acquisition, the total discount from outstanding principal balance to fair value consists of a nonaccretable credit discount and in most cases an accretable liquidity (or market value) discount. For the remaining loans acquired through the purchase of Cratos, any discounts to fair value were recorded as accretable liquidity discounts as they were not attributable to credit quality. For both types of loans, the accretable portion of the discount is recognized into interest income as an adjustment to the yield of the loan over the contractual life of the loan using the interest method.

The Company continues to estimate the cash flows expected to be collected over the life of the loans acquired through the purchase of Cratos. If, upon subsequent evaluation, the Company believes it is unable to collect all cash flows expected at the acquisition date plus additional cash flows expected to be collected arising from changes in estimate after the acquisition, the loan is considered impaired for purposes of applying the authoritative guidance under GAAP on loss contingencies or, if applicable, the authoritative guidance under GAAP on loan impairment. Loans considered impaired at the acquisition date of Cratos continue to be assessed in accordance with the authoritative guidance under GAAP on loan impairment. If based on current information and events, it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, the Company will first reduce any remaining credit discounts (including allowances for loan losses) and, to the extent necessary, any liquidity discounts for the loans established after its acquisition for the increase in the present value of cash flows expected to be collected. Then the Company will recalculate the amount of accretable yield for the loan as the excess of the revised cash flows expected to be collected over the sum of (a) the initial investment less (b) cash collected less (c) write-downs plus (d) amount of yield accreted to date. The Company will adjust the amount of accretable yield by reclassification from nonaccretable discount. The adjustment is accounted for as a change in estimate, with the amount of periodic accretion adjusted over the remaining life of the loan. The resulting yield is then used as the effective interest rate in any subsequent accounting.

Loans purchased or originated after the acquisition date of Cratos are stated at the principal amount outstanding net of deferred fees, deferred costs and the allowance for loan losses. Net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using the interest method. Remaining amounts are recognized into income when the related loans are paid off or sold. Any discount from principal amount of purchased loans is accreted into interest income as a yield adjustment over the contractual life of the loan.

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

        In accordance the authoritative guidance under GAAP on loan impairment, the Company first provides an allowance for loans that are considered impaired. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral securing the loan if the loan is collateral dependent, depending on the circumstances and the Company’s collection strategy. For those loans held by Cratos at the date of acquisition by JMP Credit, and deemed impaired at that date or a subsequent date, allowance for loan losses is calculated considering two further factors. For loans deemed impaired at the date of acquisition if there is a further decline in expected future cash flows, this reduction is recognized as a specific reserve in the current quarter in accordance with above. For those loans deemed impaired subsequent to the acquisition date, if the net realizable value is lower than the current carrying value then the carrying value is reduced and the difference is booked as provision for loan losses. If the total discount from unpaid principal balance to carrying value is larger than the expected loss at the date of assessment, no provision for loan losses is recognized.

In addition, in accordance with the authoritative guidance under GAAP on loss contingencies, the Company provides an allowance on a loan by loan basis for loans at JMP Credit that are not impaired and were purchased after the Cratos acquisition. The Company employs internally developed and third party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default), which are used in developing an appropriate allowance for loan losses. The Company performs periodic detailed reviews of its loan portfolio to identify risks and to assess the overall collectibility of loans.

Loans which are deemed to be uncollectible are charged off and the charged-off amount is deducted from the allowance.

Asset-Backed Securities Issued

Asset-backed securities (“ABS”) represent securities issued to third parties from the CLO when the CLO structure formed in 2007. The Company consolidates the CLO for financial reporting purposes as of the April 7, 2009 acquisition date. At the acquisition date, the ABS were recorded at fair value which comprised principal balance outstanding less liquidity discount. The liquidity discount will be amortized into interest expense over the expected remaining lives of the ABS using the interest method.

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

Income Taxes

The Company accounts for income taxes in accordance with the authoritative guidance under GAAP on income taxes which requires the recognition of deferred tax assets and liabilities based upon the temporary differences between the financial reporting and tax bases of the assets and liabilities. Valuation allowances are established when necessary to reduce the deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

The Company adopted the accounting principles related to uncertainty in income taxes on May 16, 2007, the date the Company became subject to federal and state income taxes. Its adoption did not have a material impact on the Company’s financial condition or results of operations. Under the guidance, the Company recognizes a tax benefit from an uncertain position only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. If this threshold is met, the Company measures the tax benefit as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

For the three and nine months ended September 30, 2009 and 2008, income taxes are computed based on actual results.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the amended accounting principles related to stock-based compensation, using the modified prospective method. Under that method of adoption, the amended accounting principles are generally only applied to share-based awards granted subsequent to adoption. The amended accounting principles requires measurement of compensation cost for stock-based awards classified as equity at their fair value on the date of grant and the recognition of compensation expense over the service period for awards expected to vest. Such grants are recognized as expense over the service period, net of estimated forfeitures.

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

3. Recent Accounting Pronouncements

        Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures - Measuring Liabilities at Fair Value, (“ASU 2009-05”). In August 2009, the FASB issued ASU 2009-05 which provides amendments to ASC 820-10, Fair Value Measurements and Disclosures - Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification on the valuation techniques that should be used in circumstances in which a quoted price in an active market for the identical liability is not available. It also clarifies certain other requirements in ASC 820-10 when estimating the fair value of a liability. ASU 2009-05 is effective for the first reporting period beginning after August 27, 2009. The Company will adopt ASU 2009-05 for the three-month period ending December 31, 2009. The Company does not expect the adoption to have a material impact on our consolidated financial position or results of operations.

ASU No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities, (“ASU 2009-06”). In September 2009, the FASB issued ASU 2009-06 which provides additional implementation guidance on accounting for uncertainty in income taxes. It also amends certain disclosure requirements for nonpublic entities. ASU 2009-06 is effective for the reporting period beginning after September 15, 2009 for entities that are currently applying the standards for accounting for uncertainty in income taxes. The Company’s adoption of ASU 2009-06 for the three-month period ended September 30, 2009 did not have a an impact on our consolidated financial position or results of operations.

ASU No. 2009-12, Fair Value Measurements and Disclosures - Investments in Certain Entities that Calculate Net Asset Per Share (or Equivalent), (“ASU 2009-12”). In September 2009, the FASB issued ASU 2009-12 which provides amendments to ASC 820-10, Fair Value Measurements and Disclosures - Overall, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). ASU 2009-12 is effective for the interim and annual period ending after December 31, 2009. The Company will adopt ASU 2009-12 for the three-month period ending December 31, 2009. The Company does not expect the adoption to have a material impact on our consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance for variable interest entities under FIN 46(R). The key amendments include (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.

The Company is currently evaluating SFAS 167 and has not yet determined the impact on our consolidated financial position or results of operations. However, the Company currently does not consolidate hedge funds it manages where there are substantive kick-out rights that can remove the general partner by a simple majority vote of the non-affiliated limited partners. The implementation of SFAS 167 by the Company on January 1, 2010 may require the consolidation of these hedge funds. See Note 24 for further information on our hedge funds.

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

In June 2009, the FASB issued FASB ASC 105-10, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles”, (formerly SFAS 168). FASB ASC 105-10 replaces the SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Codification became the exclusive authoritative reference at September 30, 2009. Updates to the Codification Standards are issued as Accounting Standard Updates (“ASU”s) by the FASB. The Company’s adoption of the Codification for the three-month period ended September 30, 2009 did not have an impact on our consolidated financial position or results of operations.

4. Acquisition

Effective April 7, 2009, the Company, through its majority-owned indirect subsidiary JMP Credit, completed the acquisition of 100% of the membership interests of Cratos Capital Partners, LLC and its subsidiaries, including Cratos Capital Management, LLC (collectively, “Cratos”), an alternative asset manager of collateralized loan obligations, together with 100% of the subordinated securities of Cratos CLO I, Ltd. (the “CLO”). The results of operations of Cratos from April 7, 2009 to September 30, 2009 have been included in the statement of operations of the Company for the three and nine months ended September 30, 2009. The CLO was, at the acquisition date, a diversified portfolio of approximately $467 million par amount of first lien corporate loans for which Cratos serves as investment adviser. The Company acquired control of Cratos through acquiring Cratos Capital Partners LLC (which holds the subordinated securities) with the intent of expanding its business in alternative asset management.

The acquisition was accounted for under the acquisition method of accounting, which requires the purchase price to be allocated to assets and liabilities based on their estimated fair value at the acquisition date. The consideration for the net assets acquired was concluded upon prior to the assessment of the fair value of the net assets at the acquisition date. Therefore, the excess of the value of the net assets acquired over the purchase price was recorded as gain on bargain purchase and is shown as a separate component of revenues in the Company’s Consolidated Statement of Operations for the three months ended June 30, 2009 and the nine months ended September 30, 2009. The following table represents the allocation of the purchase price to the acquired net assets and resulting gain on bargain purchase:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Pro forma revenues	$41,718,997	$16,221,219	$102,324,260	$66,650,401
Pro forma net income	2,968,776	(5,972,013)	5,485,601	(2,898,184)
Pro forma net income per share - basic	$0.14	$(0.30)	$0.27	$(0.14)
Pro forma net income per share - diluted	$0.13	$(0.30)	$0.25	$(0.14)

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

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. A description of the valuation techniques utilized for the fair value of the financial instruments in this category is as follows:

•	General partner investment in funds of funds and limited partner investment in mortgage and private equity fund: determined by net asset value provided by third party general partners;

•	Investment in NYMT convertible preferred stock: determined by the Company using the Black-Scholes credit adjusted valuation model on Bloomberg;

•	Warrants: determined by the Company using the Black-Scholes Options Valuation model, and

•	Equity securities: LSC investment in private companies, determined by the Company using comparable public company metrics discounted for private company market illiquidity.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as “Level 3.”

The following tables provide fair value information related to the Company’s financial assets and liabilities at September 30, 2009 and December 31, 2008:

	Assets at Fair Value as of
	September 30, 2009
	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Marketable securities owned:
Equity securities	$18,282,610	$—	$—	$18,282,610

Total marketable securities owned	$18,282,610	$—	$—	$18,282,610

Other investments:
General partner investment in hedge funds	$—	$31,508,978	$—	$31,508,978
General partner investment in funds of funds	—	—	3,909,035	3,909,035

Total general partner investment in funds	—	31,508,978	3,909,035	35,418,013
Limited partner investment in private equity fund	—	—	2,396,179	2,396,179
Limited partner investment in mortgage fund	—	—	1,633,374	1,633,374
Investment in NYMT convertible preferred stock	—	—	14,746,199	14,746,199
Warrants	—	—	74,675	74,675
Equity securities	—	—	2,434,953	2,434,953

Total other investments	$—	$31,508,978	$25,194,415	$56,703,393

	Assets at Fair Value as of
	December 31, 2008
	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Marketable securities owned:
Equity securities	$11,976,235	$—	$—	$11,976,235
Quasi-government agency securities	7,862,245	—	—	7,862,245

Total marketable securities owned	$19,838,480	$—	$—	$19,838,480

Other investments:
General partner investment in hedge funds	$—	$29,766,076	$—	$29,766,076
General partner investment in funds of funds	—	—	3,678,073	3,678,073

Total general partner investment in funds	—	29,766,076	3,678,073	33,444,149
Limited partner investment in private equity fund	—	—	2,516,115	2,516,115
Investment in NYMT convertible preferred stock	—	—	11,686,650	11,686,650
Warrants	—	—	307,341	307,341

Total other investments	$—	$29,766,076	$18,188,179	$47,954,255

	Liabilities at Fair Value as of
	September 30, 2009
	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Marketable securities sold, but not yet purchased	$9,752,001	$—	$—	$9,752,001

	Liabilities at Fair Value as of
	December 31, 2008
	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Marketable securities sold, but not yet purchased	$5,677,683	$—	$—	$5,677,683

The following tables provide a reconciliation of the beginning and ending balances for the assets at fair value using significant unobservable inputs (Level 3) for the three months ended September 30, 2009 and 2008:

	Balance as of June 30, 2009	Purchases/(sales), net		Total gains and (losses) (realized and unrealized)	Transfers in/(out) of Level 3		Balance as of September 30, 2009	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$3,786,876	$—		$122,159	$—		$3,909,035	$122,159
Limited partner investment in private equity fund	2,391,193	—		4,986	—		2,396,179	4,986
Limited partner investment in mortgage fund	—	(393,679)		27,053	2,000,000	(2)	1,633,374	27,053
Investment in NYMT convertible preferred stock	13,867,950	—		878,249	—		14,746,199	878,249
Warrants	244,077	73,506		(242,908)	—		74,675	(242,908)
Equity securities	—	2,434,953	(1)	—	—		2,434,953	—

Total Level 3 assets	$20,290,096	$2,114,780		$789,539	$2,000,000		$25,194,415	$789,539

(1)	On July 31, 2009, the Company received 100% of the membership interest in LSC III, LLC (“LSC”) in full satisfaction of a $2.4 million non-revolving credit note. LSC is an investment partnership and owns shares of common and preferred stock of two privately-held companies which had an aggregate fair value of $2.4 million at July 31, 2009. The Company is the sole member of LSC and therefore has a controlling financial interest in LSC. As a result, the Company consolidates LSC in its consolidated financial statements effective July 31, 2009. The two investments owned by LSC were recorded at fair value as of July 31, 2009 and are included in the Company’s Level 3 assets as of September 30, 2009.
(2)	The Company’s limited partner investment in a mortgage fund was transferred from Level 2 to Level 3 within the fair value hierarchy due to reduced observability of the inputs used to value the fund’s underlying investments.

	Balance as of June 30, 2008	Purchases/(sales), net	Total gains and (losses) (realized and unrealized)	Transfers in/(out) of Level 3	Balance as of September 30, 2008	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$4,543,753	$—	$(6,397)	$—	$4,537,356	$(6,397)
Limited partner investment in private equity fund	2,462,756	50,600	(17,768)	—	2,495,588	(17,768)
Investment in NYMT convertible preferred stock	14,065,201	—	(1,356,526)	—	12,708,675	(1,356,526)
Warrants	303,764	—	(2,745)	—	301,019	(2,745)

Total Level 3 assets	$21,375,474	$50,600	$(1,383,436)	$—	$20,042,638	$(1,383,436)

The following tables provide a reconciliation of the beginning and ending balances for the assets at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009 and 2008:

	Balance as of December 31, 2008	Purchases/(sales), net		Total gains and (losses) (realized and unrealized)	Transfers in/(out) of Level 3		Balance as of September 30, 2009	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$3,678,073	$—		$230,962	$—		$3,909,035	$230,962
Limited partner investment in private equity fund	2,516,115	(71,600)		(48,336)	—		2,396,179	(48,336)
Limited partner investment in mortgage fund	—	(393,679)		27,053	2,000,000	(3)	1,633,374	27,053
Investment in NYMT convertible preferred stock	11,686,650	655,600	(1)	2,403,949	—		14,746,199	2,403,949
Warrants	307,341	73,506		(306,172)	—		74,675	(306,172)
Equity securities	—	2,434,953	(2)	—	—		2,434,953	—

Total Level 3 assets	$18,188,179	$2,698,780		$2,307,456	$2,000,000		$25,194,415	$2,307,456

(1)	Investment in NYMT convertible preferred stock held by JMPRT at December 31, 2008 of $7.8 million was removed from the Company’s assets in connection with the transfer of JMPRT assets and liabilities to HMOP effective January 2, 2009. The Company did not consolidate HMOP in its consolidated financial statements through April 30, 2009. Effective May 1, 2009, the Company consolidates HMOP in its consolidated financial statements. As a result, the investment in NYMT convertible preferred stock held by HMOP was added to the Company’s assets at the fair value as of May 1, 2009 of $8.5 million and is included in the Company’s Level 3 assets as of September 30, 2009.
(2)	On July 31, 2009, the Company received 100% of the membership interest in LSC III, LLC (“LSC”) in full satisfaction of a $2.4 million non-revolving credit note. LSC is an investment partnership and owns shares of common and preferred stock of two privately-held companies which had an aggregate fair value of $2.4 million at July 31, 2009. The Company is the sole member of LSC and therefore has a controlling financial interest in LSC. As a result, the Company consolidates LSC in its consolidated financial statements effective July 31, 2009. The two investments owned by LSC were recorded at fair value as of July 31, 2009 and are included in the Company’s Level 3 assets as of September 30, 2009.
(3)	In the quarter ended September 30, 2009, the Company’s limited partner investment in a mortgage fund was transferred from Level 2 to Level 3 within the fair value hierarchy due to reduced observability of the inputs used to value the fund’s underlying investments.

	Balance as of December 31, 2007	Purchases/(sales), net	Total gains and (losses) (realized and unrealized)	Transfers in/(out) of Level 3	Balance as of September 30, 2008	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$4,460,971	$—	$76,385	$—	$4,537,356	$76,385
Limited partner investment in private equity fund	2,282,582	205,600	7,406	—	2,495,588	7,406
Investment in NYMT convertible preferred stock	—	15,000,000	(2,291,325)	—	12,708,675	(2,291,325)
Warrants	300,503	—	516	—	301,019	516

Total Level 3 assets	$7,044,056	$15,205,600	$(2,207,018)	$—	$20,042,638	$(2,207,018)

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

Net transfers in/out of Level 3 represent existing financial assets that were previously categorized at a different level. Transfers into or out of Level 3 result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets. There were no transfers in/out of Level 3 for the three and nine months ended September 30, 2008.

The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to Level 3 assets still held at the end of the period were reported in Principal Transactions in the accompanying Consolidated Statements of Operations. The change in unrealized gains and losses are partially offset by realized gains and losses during the period.

Other Investments not at Fair Value

On February 13, 2009 the Company entered into a business arrangement with China Merchants Securities Co.(HK), Ltd., a securities brokerage and investment banking firm, through a $2.0 million investment in HuaMei Capital Company, Inc. (“HuaMei”) to expand the Company’s investment banking capabilities in China. Through HuaMei, the Company intends to provide investment banking services to U.S. and Chinese companies seeking to execute cross-border transactions on both sides of the Pacific. HuaMei is a joint venture of China Merchants Securities; MVC Capital, Inc., a publicly traded business development company managed by The Tokarz Group Advisers LLC; and the HuaMei Capital founders. HuaMei has co-chief executive officers from China Merchant Securities Co. (HK), Ltd. and the Company. The Company has appointed its chairman and chief executive officer, Joseph Jolson, to serve on HuaMei’s board of directors. The Company accounts for its investment in HuaMei under the equity method of accounting within other investments on the Consolidated Statements of Financial Condition. The carrying value of our investment in HuaMei was $2.0 million at September 30, 2009.

6. Loans Held for Investment

Loans held for investment at September 30, 2009 is comprised of principal investments in the form of two loan notes and advances on one non-revolving credit note commitment. At December 31, 2008, loans held for investments was comprised of principal investments in the form of two loan notes and advances on two non-revolving credit note commitments.

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

In addition, in the third quarter of 2008, the Company made a $4.2 million loan to a private commercial mortgage originator in the form of a note and warrants. At September 30, 2009 and December 31, 2008 the loan was recorded net of loan loss reserves of $3.8 million and $2.4 million respectively.

        The Company had also advanced as of December 31, 2008 an aggregate of $3.8 million on two non-revolving credit note commitments with an original aggregate amount of $7.0 million. In July 2009, one of the two non-revolving credit notes matured. As of the maturity date, the net carrying value of the credit was $2.4 million. As permitted by the terms of the credit agreement, at maturity, the borrower conveyed collateral to the Company in full satisfaction of the credit note. The collateral received was the membership interest in LSC III, LLC (see Note 5). As of September 30, 2009, the Company had a $1.3 million advance on a $2.0 million original commitment.

The loan notes and non-revolving credit note commitments bear interest at rates from 15% to 20% per annum with maturity dates ranging from current to four years. At September 30, 2009 and December 31, 2008, $4.8 million and $3.4 million of the aggregate amount of loans held for investment were on non-accrual status, respectively.

The following table presents components of loans held for investment, net on the Consolidated Statements of Financial Condition at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Loans held for investment	$6,057,418	$8,812,533
Allowance for loan losses	(4,185,365)	(2,896,149)
Deferred loan fees	(180,017)	(190,517)

Total loans held for investment, net	$1,692,036	$5,725,867

A summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$(4,340,365)	$—	$(2,896,149)	$—
Provision for loan losses	105,000	(427,882)	(1,339,216)	(427,882)
Loans charged off, net of recoveries	50,000	—	50,000	—

Balance at end of period	$(4,185,365)	$(427,882)	$(4,185,365)	$(427,882)

The Company determined the fair value of loans held for investment to be $3.5 million and $6.0 million as of September 30, 2009 and December 31, 2008 respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

7. Loans Collateralizing Asset-backed Securities Issued

Loans collateralizing asset-backed securities issued are commercial loans securitized and owned by the Cratos CLO. The loans consist of those loans within the CLO securitization structure at the acquisition date of Cratos and loans purchased or originated into the CLO subsequent to the Cratos acquisition date. The following table presents the components of loans collateralizing asset-backed securities issued, net at September 30, 2009:

September 30, 2009
Loans collateralizing asset-backed securities	$470,321,664
Allowance for loan losses	(3,026,626)
Liquidity discount	(101,270,259)
Credit discount	(44,635,334)
Deferred loan fees, net	(4,150,533)

Total loans collateralizing asset-backed securities, net	$317,238,912

JMP Credit provides loans to companies throughout the United States. Although JMP Credit has a diversified loan portfolio, should events occur, including adverse economic conditions, the ability of borrowers to make timely scheduled principal and interest payments on their loans may be adversely affected.

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. There were $93.5 million of impaired loans as of September 30, 2009, with allocated specific reserves of $2.8 million and credit discount of $44.6 million as of September 30, 2009. In addition, in accordance with the authoritative guidance under GAAP on loss contingencies, we collectively evaluate pools of homogeneous loans based on portfolio classification and risk assessment to determine the inherent loss in these portfolios. Based on such evaluation, we recorded pooled reserves of $0.1 million during the quarter ended September 30, 2009 on loans purchased into the CLO subsequent to the Cratos acquisition.

A summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2009 is as follows:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Balance at beginning of period	$(2,537,976)	$—
Provision for loan losses:
Specific reserve	(1,387,864)	(3,806,504)
Pooled reserve	(100,786)	(220,122)
Reversal due to sale or payoff of loans	1,000,000	1,000,000

Balance at end of period	$(3,026,626)	$(3,026,626)

Loans recorded upon the acquisition of Cratos at fair value reflect a liquidity discount and a credit discount. In addition, most loans purchased subsequent to the acquisition were purchased at discount to their principal value, reflecting deferred loan fees. The tables below summarize the activity in the loan principal, liquidity discount, credit discount and deferred fees for the impaired loans at acquisition date and non-impaired loans at acquisition date for the three and nine months ended September 30, 2009:

Impaired loans at acquisition:

	Three Months Ended September 30, 2009
	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Carrying Value, Net
Balance at beginning of period	$84,340,600	$(2,418,640)	$(17,148,785)	$(45,724,267)	$19,048,908
Repayments	(2,200,515)	—	—	88,933	(2,111,582)
Amortization of discount	—	—	985,433	—	985,433
Provision for loan losses	—	(493,750)	—	—	(493,750)
Sales and payoff	(2,357,025)	1,000,000	178,496	1,000,000	(178,529)

Balance at end of period	$79,783,060	$(1,912,390)	$(15,984,856)	$(44,635,334)	$17,250,480

Non-impaired loans at acquisition:

	Three Months Ended September 30, 2009
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Balance at beginning of period	$390,188,797	$(119,336)	$(98,726,651)	$(2,286,845)	$289,055,965
Purchases / funding	47,923,401	—	—	(2,414,810)	45,508,591
Repayments	(19,191,387)	—	—	—	(19,191,387)
Amortization of discount	—	—	6,006,842	304,789	6,311,631
Provision for loan losses	—	(994,900)	—	—	(994,900)
Sales and payoff	(28,382,208)	—	7,434,406	246,333	(20,701,469)

Balance at end of period	$390,538,603	$(1,114,236)	$(85,285,403)	$(4,150,533)	$299,988,431

Impaired loans at acquisition:

	Nine Months Ended September 30, 2009
	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Carrying Value, Net
Balance at beginning of period	$—	$—	$—	$—	$—
Cratos acquisitions	96,466,473	—	(18,599,270)	(51,492,789)	26,374,414
Repayments	(3,886,633)	—	—	88,933	(3,797,700)
Amortization of discount	—	—	1,945,918	—	1,945,918
Provision for loan losses	—	(2,912,390)	—	—	(2,912,390)
Sales and payoff	(12,796,780)	1,000,000	668,496	6,768,522	(4,359,762)

Balance at end of period	$79,783,060	$(1,912,390)	$(15,984,856)	$(44,635,334)	$17,250,480

Non-impaired loans at acquisition:

	Nine Months Ended September 30, 2009
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Balance at beginning of period	$—	$—	$—	$—	$—
Cratos acquisitions	363,701,586	—	(109,576,369)	—	254,125,217
Purchases / funding	98,439,506	—	—	(4,880,734)	93,558,772
Repayments	(28,238,495)	—	—	—	(28,238,495)
Amortization of discount	—	—	11,462,992	483,868	11,946,860
Provision for loan losses	—	(1,114,236)	—	—	(1,114,236)
Sales and payoff	(43,363,994)	—	12,827,974	246,333	(30,289,687)

Balance at end of period	$390,538,603	$(1,114,236)	$(85,285,403)	$(4,150,533)	$299,988,431

The Company determined the fair value of loans collateralizing asset-backed securities to be $367.5 million as of September 30, 2009, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

At September 30, 2009, $93.5 million of the aggregate principal amount of loans collateralizing asset-backed securities were on non-accrual status.

8. Fixed Assets

At September 30, 2009 and December 31, 2008, fixed assets consisted of the following:

	September 30, 2009	December 31, 2008
Furniture and fixtures	$1,560,843	$1,363,429
Computer and office equipment	3,599,148	3,247,255
Leasehold improvements	2,374,283	2,320,339
Software	520,157	490,194
Less: accumulated depreciation	(6,806,625)	(6,214,203)

Total fixed assets, net	$1,247,806	$1,207,014

Depreciation expense for the three months ended September 30, 2009 and 2008 was $188,789 and $239,909, respectively. Depreciation expense for the nine months ended September 30, 2009 and 2008 was $592,422 and $760,797, respectively.

9. Note Payable

Note payable consists of the revolving and term loans related to the Company’s credit facility with City National Bank (the “Lender”) entered into on August 3, 2006. The Company had a revolving loan of $2.1 million and a term loan of $7.8 million outstanding at September 30, 2009 and a term loan of $8.7 million outstanding at December 31, 2008.

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

The Third Amendment converted the Company’s outstanding revolving loans of $8.7 million into a single term loan as of December 31, 2008. The term loan will be repaid in equal quarterly payments of $434,043 which commenced on September 30, 2009 and continues through December 31, 2013 and bears interest at the prime rate or LIBOR plus 2.25%. The Third Amendment also provided that of the original $30.0 million revolving line of credit, $21.0 million remains available under the revolving portion of the Credit Agreement and the annual interest rate provisions of the Credit Agreement are increased from the prime rate minus 1.25% to the prime rate and from LIBOR plus 1.25% to LIBOR plus 2.25%. The Lender will continue to provide revolving loans of up to $21.0 million through December 31, 2010, on which date the then existing revolving loans will convert into term loans.

During the nine months ended September 30, 2009, the Company drew down $2.1 million on the revolving line of credit to fund the HuaMei investment and $4.0 million to fund the purchase of Cratos. The $4.0 million drawn down to fund the purchase of Cratos was repaid during the same period. In addition, the Company made a scheduled repayment of $0.9 million on the term loan. The Company had undrawn amounts of $18.9 million and $21.0 million under the revolving line of credit with the Lender at September 30, 2009 and December 31, 2008, respectively. Each draw bears interest at the prime rate or LIBOR plus 2.25%.

The following table shows the repayment schedules for the principal portion of the term loan at September 30, 2009:

2009	$868,085
2010	1,736,170
2011	1,736,170
2012	1,736,170
2013	1,736,170
Thereafter	—

$7,812,765

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the facility, which would permit the bank to terminate our note and require the immediate repayment of any outstanding principal and interest. The Third Amendment modified the financial covenants in the Credit Agreement to remove both the minimum requirement of Net Income (as defined in the Credit Agreement) and the minimum requirement of EBITDA (as defined in the Credit Agreement). The Third Amendment also removed the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) and added a new financial covenant regarding the Company’s liquidity. At September 30, 2009, the Company was in compliance with the loan covenants.

In connection with the Third Amendment, the Company paid to the Lender an amendment fee of $74,202. The term loan is collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

10. Contingent Consideration Payable

As part of the acquisition of Cratos, JMP Credit issued a $3.0 million zero-coupon note to one of the previous owners of Cratos. The note is payable only from the first $3.0 million of cash flows derived from the subordinated notes held by JMP Credit. The note was recorded at its fair value of $2.3 million as of the acquisition date with the difference from the face value of $0.7 million recorded as a liquidity discount on the acquisition date. The liquidity discount is amortized into interest expense over the expected life of the note which is the sole component of interest expense related to the zero-coupon note. During the nine months ended September 30, 2009, the Company made principal repayments of $98,792 on the note and recorded interest expense of $106,878.

11. Asset-backed Securities Issued

On May 17, 2007, Cratos CLO I Ltd. completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization and obtained $455.0 million of third-party financing. The Notes will be repaid from the cash flows generated by the loan portfolio owned by Cratos CLO I Ltd. The Notes were issued in seven separate classes as set forth in the table below. The Company owns all of the unsecured subordinated notes and $13.8 million of Class C, D and E notes. These unsecured subordinated notes and the Class C, D and E notes owned by the Company are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at September 30, 2009.

($ in millions)	Notes Originally Issued	Outstanding Principal Balance September 30, 2009	Liquidity Discount September 30, 2009	Net Outstanding Balance September 30, 2009	Interest Rate Spread to LIBOR	Ratings (Moody’s/ S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$322.3	$(40.8)	$281.5	0.26% - 0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	(10.2)	19.8	0.50%	Aa2/AA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	(24.2)	10.8	1.10%	Baa3/A
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	(23.8)	10.2	2.40%	Ba3/BBB
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	(22.8)	7.2	5.00%	B3/BB

Total secured notes sold to investors	$455.0	$451.3	$(121.8)	$329.5
Unsecured subordinated notes due 2021	45.0	45.0	(39.9)	5.1

Total notes for the CLO I offering	$500.0	$496.3	$(161.7)	$334.6
Consolidation elimination	N/A	(58.7)	46.9	(11.8)

Total asset-backed securities issued	N/A	$437.6	$(114.8)	$322.8

(1)	These ratings are unaudited and were the current ratings as of September 30, 2009 and are subject to change from time to time.

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO I loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and will not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available therefore under the applicable payment priority provisions. As of September 30, 2009, all interest on the secured notes was paid. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. Cratos CLO I, Ltd. is also required to pay a commitment fee of 0.18% on the unused portion of the funding commitments of the Class A-1 notes. The secured notes are secured by the CLO I loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO I loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests. Total interest expense related to the asset-backed securities issued for the three months ended September 30, 2009 was $8.3 million, which comprised cash coupon of $1.5 million and liquidity discount amortization of $6.8 million. Total interest expense for the nine months ended September 30, 2009 was $17.1 million, which comprised cash coupon of $3.4 million and liquidity discount amortization of $13.7 million. As of September 30, 2009, accrued interest payable on the Notes was $0.6 million.

The Notes recorded upon the acquisition of Cratos at fair value reflect a liquidity discount. The activity in the note principal and liquidity discount for the three and nine months ended September 30, 2009 comprised the following:

	Three Months Ended September 30, 2009
	Principal	Liquidity Discount	Net
Balance at beginning of period	$445,240,000	$(121,014,935)	$324,225,065
Repayments	(3,668,244)	—	(3,668,244)
Post-acquisition purchases	(4,000,000)	(592,800)	(4,592,800)
Sales	—	—	—
Amortization of discount	—	6,823,414	6,823,414

Balance at end of period	$437,571,756	$(114,784,321)	$322,787,435

	Nine Months Ended September 30, 2009
	Principal	Liquidity Discount	Net
Balance at beginning of period	$—	$—	$—
Cratos acquisitions	440,950,000	(124,437,000)	316,513,000
Repayments	(3,668,244)	—	(3,668,244)
Post-acquisition purchases	(4,760,000)	—	(4,760,000)
Sales	5,050,000	(4,054,000)	996,000
Amortization of discount	—	13,706,679	13,706,679

Balance at end of period	$437,571,756	$(114,784,321)	$322,787,435

The Company determined the fair value of asset-backed securities issued to be $337.8 million as of September 30, 2009.

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

Stock Repurchase Program

A 1.5 million share repurchase program authorized in August and November 2007 was fully executed as of January 18, 2008. On March 10, 2008 and March 3, 2009, the Company’s board of directors authorized the repurchase of an additional 2.0 million shares during the subsequent eighteen months and the repurchase of an additional 0.5 million shares during the subsequent twelve months, respectively. During the quarter ended September 30, 2009, the Company repurchased 324 shares of the Company’s common stock, all of which were repurchased in connection with employee stock plans whereby the Company’s shares were tendered by employees for the payment of applicable withholding taxes, at $6.40 per share for an aggregate purchase price of $2,074. The timing and amount of any future repurchases will be determined by JMP management based on its evaluation of market conditions, the relative attractiveness of other capital deployment activities, regulatory considerations and other factors.

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

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2009:

	Nine Months Ended September 30, 2009
	Shares Subject to Option	Weighted Average Exercise Price
Balance, beginning of year	2,086,990	$11.40
Granted	—	—
Exercised	(8,325)	10.00
Forfeited	(4,625)	10.00
Expired	(108,875)	12.76

Balance, end of period	1,965,165	$11.33

Options exercisable at end of period	1,721,692	$11.50

	As of September 30, 2009
	Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Average Intrinsic Value
$10.00 - $15.00	1,965,165	5.13	$11.33	$—	1,721,692	4.99	$11.50	$—

The Company recognizes stock-based compensation expense for stock options over the graded vesting period of the options using the accelerated attribution method. The Company recognized compensation expense related to stock options of $4,002 and $11,311 for the three months ended September 30, 2009 and 2008, respectively, and $14,852 and $28,078 for the nine months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, there was $7,301 of unrecognized compensation expense related to stock options expected to be recognized over a weighted average period of 0.28 years.

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

On February 5, 2009, as a part of the 2008 annual compensation program, the Company awarded 800,000 RSUs to certain employees. These units will vest on the fourth anniversary of grant date and are not subject to a lockup period. The total fair value of these awards on grant date was $3,384,000. The fair value per unit of $4.23 was based on the market value of the underlying stock on grant date, discounted for future dividends not expected to be received by unvested RSUs over the vesting period. On the same date, as a part of the 2008 annual compensation program, the Company granted 87,076 shares of restricted stock to certain employees. These shares vested immediately with a two-year restricted period subject to non-competition, non-solicitation and certain other covenants. The total fair value of this grant was $435,382 and the fair value per share was based on the closing price of the underlying stock on grant date of $5.00.

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

In addition, the Company awarded 153,248 RSUs to new hire employees during the nine months ended September 30, 2009. These units will vest on the fourth anniversary of grant date and are not subject to a lockup period. The fair value per unit was based on the market value of the underlying stock on grant date, discounted for future dividends not expected to be received by unvested RSUs over the vesting period.

The following table summarizes the RSU activity for the nine months ended September 30, 2009:

	Nine Months Ended September 30, 2009
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, beginning of year	2,265,292	$8.94
Granted	984,448	4.77
Vested	(389,585)	10.18
Forfeited	(125,813)	9.49

Balance, end of period	2,734,342	$7.24

The Company recognizes compensation expense over a graded vesting period using the accelerated attribution method. For the three months ended September 30, 2009 and 2008, the Company recorded compensation expense of $707,595 and $789,049, respectively, related to RSUs awarded in connection with the initial public offering. For the nine months ended September 30, 2009 and 2008, the Company recorded compensation expense of $2,468,762 and $3,027,717, respectively, related to RSUs awarded in connection with the initial public offering. In addition, for the three months ended September 30, 2009 and 2008, the Company recorded compensation expense of $542,633 and $1,214,612, respectively, for RSUs granted after the initial public offering. For the nine months ended September 30, 2009 and 2008, the Company recorded compensation expense of $1,417,513 and $3,532,635, respectively, related to RSUs granted after the initial public offering.

As of September 30, 2009, there was $10,789,351 of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 2.33 years.

14. Net Income (Loss) per Share of Common Stock

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

The computations of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2009 and 2008 are shown in the tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income (loss) attributable to JMP Group Inc.	$2,968,776	$(4,898,705)	$7,288,905	$(4,025,435)

Denominator:
Basic weighted average shares outstanding	20,754,502	20,035,637	20,633,361	20,317,627

Effect of potential dilutive securities:
Restricted stock units	1,260,221	—	1,006,888	—

Diluted weighted average shares outstanding	22,014,723	20,035,637	21,640,249	20,317,627

Net income per share
Basic	$0.14	$(0.24)	$0.35	$(0.20)
Diluted	$0.13	$(0.24)	$0.34	$(0.20)

Stock options to purchase 1,981,661 and 2,029,712 shares of common stock for the three and nine months ended September 30, 2009, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Stock options to purchase 2,222,730 and 2,279,322 shares of common stock for the three and nine months ended September 30, 2008, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Restricted stock units for zero and 16,811 shares of common stock for the three and nine months ended September 30, 2009, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Restricted stock units for 3,341,689 and 3,317,110 shares of common stock for the three and nine months ended September 30, 2008, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

15. Employee Benefits

        All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the United States Internal Revenue Service. There were no contributions by the Company during the three and nine months ended September 30, 2009 and 2008.

16. Income Taxes

Prior to the Reorganization, all income and losses of JMP Group LLC, the Predecessor, were reportable by the individual members of JMP Group LLC in accordance with the Internal Revenue Code of the United States. The U.S. federal and state income taxes payable by the members based upon their share of JMP Group LLC’s net income have not been reflected in the accompanying financial statements for periods prior to the Reorganization. JMP Holdings Inc., being a C-corporation from its inception in August 2004, was subject to U.S. federal and state income taxes on its taxable income and accounted for income taxes in its separate financial statements.

As a result of the Reorganization, JMP Group Inc. (formerly JMP Holdings Inc.) succeeded to the business of the Predecessor. The Company is subject to U.S. federal and state income taxes on all taxable income earned subsequent to May 15, 2007 by JMP Group LLC and its subsidiaries. As a result of the Reorganization, upon the change of tax status of JMP Group LLC from a partnership to a wholly-owned disregarded entity of the Company, the Company recognized a one-time tax benefit of $4,084,993 in connection with the establishment of net deferred tax items of $10,169,354. For the three and nine months ended September 30, 2009, the Company recorded a total tax expense of $2,879,018 and $6,491,386, respectively. For the three and nine months ended September 30, 2008, the Company recorded a total tax benefit of $2,971,386 and $2,485,284, respectively, which included a tax expense (benefit) adjustment of $0 and $(317,168), respectively, to the $4,084,993 one-time tax benefit recorded in 2007.

The components of the Company’s income tax (benefit) expense for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Federal	$(542,486)	$(63,454)	$(210,721)	$3,551,361
State	(122,996)	(17,081)	(10,642)	884,970

Total current income tax expense (benefit)	(665,482)	(80,535)	(221,363)	4,436,331

Federal	2,767,972	(1,974,865)	5,264,949	(5,487,846)
State	776,528	(915,986)	1,447,800	(1,433,769)

Total deferred expense (benefit)	3,544,500	(2,890,851)	6,712,749	(6,921,615)

Total expense (benefit) from income taxes	$2,879,018	$(2,971,386)	$6,491,386	$(2,485,284)

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the three months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Tax at federal statutory tax rate	35.00%	35.00%	35.00%	35.00%
State income tax, net of federal tax benefit	5.75%	5.75%	5.75%	5.75%
Adjustment for permanent items	0.03%	-0.23%	-2.91%	-1.56%

Rate before one-time events	40.78%	40.52%	37.84%	39.19%
Deferred tax asset written off related to options and RSUs	0.14%	-0.43%	4.62%	-3.06%
Adjustment for prior year taxes	2.54%	-2.35%	-0.53%	-2.83%
Deferred tax recognized upon JMP Group LLC’s tax status change	—	—	—	4.87%
Post-acquisition adjustment to deferred tax liability of Cratos	0.43%	—	1.32%	—

Effective tax rate	43.89%	37.74%	43.25%	38.17%

The Company has analyzed the filing positions in its federal and state tax returns for all open tax years 2005 through 2008. The Company does not anticipate any tax adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, the Company did not record a cumulative effect adjustment related to the adoption the accounting principles related to uncertainty in income taxes, and no liabilities for uncertain income tax positions have been recorded.

The Company’s policy for recording interest and penalties associated with the tax audits or unrecognized tax benefits, if any, is to record such items as a component of income before taxes. Penalties, if incurred, would be recorded in “administration” and interest paid or received would be recorded in “interest and dividend expense” in the Consolidated Statements of Operations.

17. Commitments and Contingencies

        The Company leases office space in California, Illinois, Georgia, Massachusetts and New York under various operating leases. Rental expense for the three months ended September 30, 2009 and 2008 was $610,091 and $478,317, respectively. Rental expense for the nine months ended September 30, 2009 and 2008 was $1,787,608 and $1,426,136, respectively.

The California, New York and Illinois leases included a period of free rent at the start of the lease for seven, three and nine months, respectively. Rent expense is recognized over the entire lease uniformly considering the free rent savings. The aggregate minimum future commitments of these leases are:

2009	$594,709
2010	2,417,106
2011	1,797,104
2012	82,745
2013	54,097
Thereafter	60,167

$5,005,928

In connection with its underwriting activities, JMP Securities enters into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. At September 30, 2009, JMP Securities had no open underwriting commitments.

The marketable securities owned and the restricted cash as well as the cash held by the clearing broker, may be used to maintain margin requirements. At September 30, 2009 and December 31, 2008, the Company had $255,336 of cash on deposit with JMP Securities’ clearing broker. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. As of September 30, 2009, the Company had unfunded commitments of $3.6 million in the Corporate Credit segment.

18. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $31,709,956 and $39,761,064, which were $30,222,956 and $38,681,564 in excess of the required net capital of $1,487,000 and $1,079,500 at September 30, 2009 and December 31, 2008, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.41 to 1 and 0.24 to 1 at September 30, 2009 and December 31, 2008, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

19. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships and offshore investment companies. The Company may also own an investment in these companies. Base management fees earned from these activities were $2,241,330 and $1,673,380 for the three months ended September 30, 2009 and 2008, respectively Also, HCS earned incentive fees of $1,060,298 and $644,123 from these entities for the three months ended September 30, 2009 and 2008, respectively. Base management fees earned from these activities were $6,324,896 and $4,073,669 for the nine months ended September 30, 2009 and 2008, respectively. Also, HCS earned incentive fees of $9,517,256 and $2,399,725 from these entities for the nine months ended September 30, 2009 and 2008, respectively.

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

20. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at September 30, 2009 had settled with no resulting material liability to the Company. For the three months ended September 30, 2009 and 2008, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of September 30, 2009.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. As of September 30, 2009, the Company had unfunded commitments of $3.6 million and standby letters of credit of $1.7 million in the Corporate Credit segment.

23. Business Segments

For the three and nine months ended September 30, 2008, the Company’s business results were categorized into the following two segments: Broker-Dealer and Asset Management. As a result of the acquisition of Cratos in April 2009, the Company’s business results are now categorized into the following three business segments: 1) Broker-Dealer, 2) Asset Management and 3) Corporate Credit. The Broker-Dealer segment includes a broad range of services, such as underwriting and acting as a placement agent for public and private capital raising transactions and financial advisory services in M&A, restructuring and other strategic transactions. The Broker-Dealer segment also includes institutional brokerage services and equity research services to our institutional investor clients. The Asset Management segment includes the management of a broad range of pooled investment vehicles, including the Company’s hedge funds, funds of funds, JMPRT and HMOP as well as the Company’s principal investments in public and private securities. The Corporate Credit segment includes the management of collateralized loan obligations. With the disclosure of this new segment, the results and assets of JMP Capital, which for 2008 financial statements were reported in the Asset Management segment, are now reported in the Corporate Credit segment as they are more closely aligned with those newly acquired operations. For the comparative 2008 periods reported below JMP Capital has therefore been reported separately in the Corporate Credit segment.

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

The Company’s segment information for the three and nine months ended September 30, 2009 and 2008 was prepared using the following methodology:

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

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income (loss) before noncontrolling interest and income tax expense (benefit) and assets:

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	2009	2008	2009	2008
Broker-Dealer
Net revenues after provision for loan losses	$22,448,742	$13,097,217	$59,043,440	$48,602,555
Non-interest expenses	22,681,446	19,746,159	56,930,480	54,634,095

Segment income (loss) before income tax expense	$(232,704)	$(6,648,942)	$2,112,960	$(6,031,540)

Segment assets	$88,661,361	$85,091,849	$88,661,361	$85,091,849
Asset Management
Net revenues after provision for loan losses	$5,258,562	$1,960,873	$24,257,399	$7,494,238
Non-interest expenses	6,800,112	3,580,188	23,203,431	8,153,603

Segment income (loss) before income tax expense	$(1,541,550)	$(1,619,315)	$1,053,968	$(659,365)

Segment assets	$70,892,352	$62,742,949	$70,892,352	$62,742,949
Corporate Credit
Net revenues after provision for loan losses	$14,011,693	$238,537	$20,089,444	$248,077
Non-interest expenses	5,677,638	209,579	8,248,622	282,549

Segment income (loss) before income tax expense	$8,334,055	$28,958	$11,840,822	$(34,472)

Segment assets	$400,459,553	$8,100,858	$400,459,553	$8,100,858
Consolidated Entity
Net revenues after provision for loan losses	$41,718,997	$15,296,627	$103,390,283	$56,344,870
Non-interest expenses	35,159,196	23,535,926	88,382,533	63,070,247

Income (loss) before income tax expense	$6,559,801	$(8,239,299)	$15,007,750	$(6,725,377)

Total assets	$560,013,266	$155,935,656	$560,013,266	$155,935,656

24. Summarized financial information for equity method investments and NYMT

The table below presents summarized financial information of the hedge funds and funds of funds which the Company accounts for under the equity method.

	September 30, 2009	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Net Assets	Net Investment Income (Loss)	Net Realized and Unrealized Gains	Net Investment Income (Loss)	Net Realized and Unrealized Gains
Hedge Funds:
Harvest Opportunity Partners II	$69,187,845	$(111,682)	$7,815,898	$(425,304)	$13,751,872
Harvest Small Cap Partners	318,576,053	(2,841,101)	(11,762,395)	(12,583,919)	39,360,364
Harvest Consumer Partners	12,093,803	(27,819)	543,569	(92,052)	1,331,693
Harvest Technology Partners	20,551,527	(83,844)	(127,123)	(241,339)	2,808,949
Harvest Global Select Partners	5,764,392	(67,760)	73,451	(114,996)	135,713
Funds of Funds:		—	—
JMP Masters Fund	97,938,057	(168,977)	4,270,705	(551,132)	10,586,865
JMP Emerging Masters Fund	11,225,526	(27,481)	121,733	(103,533)	619,073

The tables below present summarized financial information of NYMT at September 30, 2009 and December 31, 2008 as well as for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2009	2008	2009	2008
Statement of Operations Data:
Interest income - investment securities and loans held in securitization trusts	$7,994	$10,324	$24,200	$34,332
Interest expense - investment securities and loans held in securitization trusts	1,864	6,692	7,041	23,997
Provision for loan losses	(526)	(7)	(1,414)	(1,462)
Impairment loss on investment securities	—	—	(119)	—
Realized gain (loss) on securities and related hedges	359	4	623	(19,927)
Income (loss) from continuing operations	2,640	744	6,978	(20,260)
Net income (loss)	2,876	1,029	7,478	(18,966)

	September 30, 2009	December 31, 2008
Statement of Financial Condition Data:
Investment securities - available for sale	$282,594	$477,416
Mortgage loans held in securitization trusts (net)	290,940	348,337
Total assets	608,114	853,300
Financing arrangements, portfolio investments	194,745	402,329
Collateralized debt obligations	280,223	335,646
Convertible preferred debentures (net)	19,814	19,702
Total liabilities	549,965	814,052

25. Subsequent Events

The Company has performed an evaluation of subsequent events through November 4, 2009, which is the date the financial statements were issued.

On November 2, 2009, the Company’s board of directors declared a cash dividend of $0.01 per share of common stock for the third quarter of 2009 to be paid on December 4, 2009, to common stockholders of record on November 20, 2009.

On November 2, the Company’s Board of Directors approved amendments to, and the immediate acceleration of the vesting of approximately 1.3 million RSUs that were granted in the first quarter of 2008 and 2009 to certain employees, including each of the Company’s named officers, under the Company’s 2007 Equity Incentive Plan. The acceleration was to align the terms of existing RSUs with those of future RSUs, which are expected to have performance-based vesting conditions instead of service-based vesting conditions. These accelerated RSUs remain subject to the terms and conditions of the applicable restricted stock unit agreement, which include lockup provisions and potential forfeiture if the holder breaches certain covenants, including non-competition covenants. In connection with the above vesting, the Company repurchased 526,400 shares of its common stock, mainly to allow employees to tender shares for the payment of the statutory minimum withholding taxes.

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

On February 13, 2009, we entered into a business arrangement with China Merchants Securities Co.(HK), Ltd., one of China’s largest securities brokerage and investment banking firms, through a $2.0 million investment in HuaMei Capital Company, Inc. (HuaMei) to expand our investment banking capabilities in China. Through HuaMei, we can provide investment banking services to U.S. and Chinese companies seeking to execute cross-border transactions on both sides of the Pacific. As of September 30, 2009, no revenue has yet been generated from our investment in HuaMei.

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

As of September 30, 2009, the contractual base management fees earned from each of these investment funds ranged between 1% and 2% of assets under management. The contractual incentive fees were generally (i) 20%, subject to high-water marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the funds of funds; and (iii) 25%, subject to a performance hurdle rate, for HMOP and NYMT.

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

The following tables present certain information with respect to the investment funds managed by Harvest Capital Strategies (“HCS”) (formerly JMP Asset Management LLC, which changed its name to HCS effective September 29, 2008):

	Net Assets at		Company’s Share of Net Assets at
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Funds Managed by HCS:
Hedge Funds:
Harvest Opportunity Partners II	$69,187,845	$62,169,209	$10,056,129	$7,760,076
Harvest Small Cap Partners	318,576,053	234,051,639	8,170,867	13,780,667
Harvest Consumer Partners	12,093,803	5,521,880	5,278,773	2,407,121
Harvest Technology Partners	20,551,527	11,581,561	6,982,686	5,818,212
Harvest Mortgage Opportunities Partners (1)	14,098,856	—	9,479,767	—
Harvest Global Select Partners	5,764,392		1,020,523
Funds of Funds:
JMP Masters Fund	97,938,057	96,037,447	2,891,659	2,701,021
JMP Emerging Masters Fund	11,225,526	10,633,335	1,017,376	977,052
REITs:
JMP Realty Trust (1)	—	15,829,296	—	7,841,833
New York Mortgage Trust (2)	48,413,824	48,413,824	N/A	N/A

Total funds managed by HCS	$597,849,883	$484,238,191	$44,897,780	$41,285,982

(1)	The Company’s share of net assets in JMPRT was consolidated in the Company’s Statement of Financial Condition at December 31, 2008. On January 2, 2009, all of the assets and liabilities of JMPRT were transferred to HMOP. The Company’s share of net assets in HMOP was consolidated in the Company’s Statement of Financial Condition at September 30, 2009.
(2)	The portion of the net assets of New York Mortgage Trust, Inc. (“NYMT”) that is subject to the management fee calculation. In connection with its investment in NYMT, in January 2008, the Company entered into an advisory agreement between HCS and NYMT.

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Company’s Share of Change in Fair Value	HCS Management Fee	HCS Incentive Fee	Company’s Share of Change in Fair Value	HCS Management Fee	HCS Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II	$1,145,572	$142,304	$687,538	$1,943,982	$432,377	$931,072
Harvest Small Cap Partners	(342,371)	1,547,654	2,476	1,676,972	4,311,842	7,942,974
Harvest Consumer Partners	229,306	18,251	34,423	538,693	39,110	73,142
Harvest Technology Partners	(57,678)	40,274	(6)	1,186,143	83,842	184,434
Harvest Mortgage Opportunities Partners (1)	479,660	50,328	—	1,719,384	155,745	—
Harvest Global Select Partners	6,330	17,543	1,771	19,236	26,356	7,613
Funds of Funds:
JMP Masters Fund	107,970	220,789	—	190,638	657,871	—
JMP Emerging Masters Fund	14,188	24,906	—	40,324	73,351	—
REITs:
New York Mortgage Trust	1,731,347	179,281	334,096	4,203,622	544,402	378,021

Totals	$3,314,324	$2,241,330	$1,060,298	$11,518,994	$6,324,896	$9,517,256

(1)	Revenues earned from HMOP are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of noncontrolling interest.

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Company’s Share of Change in Fair Value	HCS Management Fee	HCS Incentive Fee	Company’s Share of Change in Fair Value	HCS Management Fee	HCS Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II	$(139,977)	$161,855	$—	$(670,350)	$529,389	$38,777
Harvest Small Cap Partners	729,378	917,325	641,244	1,593,400	1,871,229	2,294,676
Harvest Consumer Partners (1)	47,677	7,410	—	63,211	20,300	2,010
Harvest Technology Partners (1)	(105,138)	10,158	—	77,785	23,994	21,413
Funds of Funds:
JMP Masters Fund	9,497	300,831	2,750	108,275	871,716	33,573
JMP Emerging Masters Fund	(15,893)	26,085	129	(31,889)	79,391	9,276
REITs:
JMP Realty Trust (1)	(424,960)	63,799	—	(538,030)	198,670	—
New York Mortgage Trust	(2,238,619)	185,917	—	(3,375,639)	478,980	—

Totals	$(2,138,035)	$1,673,380	$644,123	$(2,773,237)	$4,073,669	$2,399,725

(1)	Revenues earned from HTP, HCP and JMPRT are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of noncontrolling interest.

With the acquisition of Cratos, we earn management fees at JMP Credit Corporation (“JMP Credit”) as the asset manager for a corporate loan securitization structure (CLO). During the quarter ended September 30, 2009, we earned management fees of $627,131 or 50 bps annualized on gross assets under management. At September 30, 2009, gross assets under management were $498.4 million. As we consolidate the CLO, the management fees for GAAP are eliminated in consolidation.

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

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans consists of gains from the sale and payoff of loans collateralizing asset-backed securities at JMP Credit. Gains are recorded when the proceeds exceed the carrying value of the loan.

Gain on Repurchase of Asset-Backed Securities Issued

Gain on repurchase of asset-backed securities issued (“ABS”) consists of gains from repurchases of our ABS from third parties. Gains are recorded when the repurchase price is less than the carrying value of the ABS.

Gain on Bargain Purchase

        A bargain purchase gain was recognized upon the acquisition of Cratos by JMP Credit on April 7, 2009. This represents the difference between the fair value of net assets acquired and the consideration to the sellers.

Net Dividend Income

Net dividend income comprises dividends from our investments offset by dividend expense for paying short positions in our principal investment portfolio.

Other Income

Other income includes loan restructuring fees at JMP Credit and revenues from fee sharing arrangements with, and fees earned to raise capital for third-party investment partnerships, or funds.

Interest Income

Interest income primarily consists of interest income earned on loans. Interest income on loans comprises the stated coupon as a percentage of the face amount receivable as well as accretion of accretable or purchase discounts and deferred fees and costs. Interest income is recorded on the accrual basis in accordance with the terms of the respective loans unless such loans are placed on non-accrual status.

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

Other Expenses

Other operating expenses primarily include travel and business development, market data, occupancy, legal and accounting professional fees, depreciation and CLO administration expense at JMP.

Noncontrolling Interest

        Noncontrolling interest for the three and nine months ended September 30, 2009 includes the interest of third parties in JMP Credit, Harvest Mortgage Opportunities Partners (“HMOP”), and Opportunity Acquisition Corp. (“SPAC”), partially-owned subsidiaries consolidated on our books. Noncontrolling interest for the three and nine months ended September 30, 2008 relates to the interest of third parties in SPAC, JMP Realty Trust (“JMPRT”), and in two of our asset management funds, Harvest Consumer Partners (“HCP”) and Harvest Technology Partners (“HTP”). JMPRT was a real estate investment trust that was formed in June 2006. Because of the ownership and external management position, we consolidated JMP Realty Trust and recorded a noncontrolling interest through December 31, 2008. On January 2, 2009, all of the assets and liabilities of JMPRT were transferred to HMOP, a newly-formed hedge fund managed by HCS. The partnership agreements for HMOP provide for the right of the limited partners to remove the general partners by a simple majority vote of the non-affiliated limited partners. The Company follows the authoritative guidance under GAAP regarding the determination of whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. Such guidance applies when a general partner controls a limited partnership and is required to consolidate the limited partnership in its financial statements. Under the guidance, the general partner in a limited partnership is presumed to control the limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. If the limited partners have either (a) the substantive ability to liquidate the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights, the general partner does not control the limited partnership. The partnership agreements for HMOP provide for the right of the limited partners to remove the general partner by a simple majority vote of the non-affiliated limited partners. Because of these substantive kick-out rights, the Company, as the general partner, did not control HMOP and therefore did not consolidate HMOP from January 2, 2009 through April 30, 2009. During the quarter ended June 30, 2009, several non-affiliated limited partners redeemed their interest in HMOP, and the remaining limited partners were no longer deemed to have substantive kick-out rights. As a result, the Company consolidates HMOP in its consolidated financial statements effective May 1, 2009.

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

Results of Operations

The following table sets forth our results of operations for the three and nine month periods ended September 30, 2009 and 2008 and is not necessarily indicative of the results to be expected for any future period.

	Three Months Ended September 30,		Change from 2008 to 2009
(in thousands)	2009	2008	$	%
Revenues
Investment banking	$10,391	$4,879	$5,512	113.0%
Brokerage	7,939	9,574	(1,635)	-17.1%
Asset management fees	3,266	2,292	974	42.5%
Principal transactions	5,981	(2,726)	8,707	N/A
Gain on sale and payoff of loans	6,727	—	6,727	N/A
Gain on repurchase of asset-backed securities issued	4,096	—	4,096	N/A
Gain on bargain purchase	—	—	—	N/A
Net dividend income	766	939	(173)	-18.4%
Other income	227	214	13	6.1%

Non-interest revenues	39,393	15,172	24,221	159.6%

Interest income	12,214	654	11,560	1767.6%
Interest expense	(8,504)	(102)	(8,402)	8237.3%

Net interest income	3,710	552	3,158	572.1%

Provision for loan losses	(1,384)	(428)	(956)	223.4%

Total net revenues after provision for loan losses	41,719	15,296	26,423	172.7%

Non-interest Expenses
Compensation and benefits	29,308	17,724	11,584	65.4%
Administration	1,098	1,257	(159)	-12.6%
Brokerage, clearing and exchange fees	1,317	1,389	(72)	-5.2%
Other	3,436	3,165	271	8.6%

Total non-interest expenses	35,159	23,535	11,624	49.4%

Income (loss) before income tax expense	6,560	(8,239)	14,799	N/A
Income tax expense (benefit)	2,879	(2,971)	5,850	N/A

Net income (loss)	3,681	(5,268)	8,949	N/A
Less: Net income (loss) attributable to the noncontrolling interest	712	(369)	1,081	N/A

Net income (loss) attributable to JMP Group Inc.	$2,969	$(4,899)	$7,868	N/A

	Nine Months Ended September 30,		Change from 2008 to 2009
(in thousands)	2009	2008	$	%
Revenues
Investment banking	$25,104	$23,819	$1,285	5.4%
Brokerage	25,836	26,433	(597)	-2.3%
Asset management fees	15,766	6,365	9,401	147.7%
Principal transactions	15,403	(4,789)	20,192	N/A
Gain on sale and payoff of loans	11,571	—	11,571	N/A
Gain on repurchase of asset-backed securities issued	4,205	—	4,205	N/A
Gain on bargain purchase	1,179	—	1,179	N/A
Net dividend income	1,850	2,460	(610)	-24.8%
Other income	1,154	923	231	25.0%

Non-interest revenues	102,068	55,211	46,857	84.9%

Interest income	24,172	1,860	22,312	1199.6%
Interest expense	(17,484)	(298)	(17,186)	5767.1%

Net interest income	6,688	1,562	5,126	328.2%

Provision for loan losses	(5,366)	(428)	(4,938)	1153.7%

Total net revenues after provision for loan losses	103,390	56,345	47,045	83.5%

Non-interest Expenses
Compensation and benefits	70,849	44,148	26,701	60.5%
Administration	3,541	4,610	(1,069)	-23.2%
Brokerage, clearing and exchange fees	4,057	3,859	198	5.1%
Other	9,936	10,453	(517)	-4.9%

Total non-interest expenses	88,383	63,070	25,313	40.1%

Income (loss) before income tax expense	15,007	(6,725)	21,732	N/A
Income tax expense (benefit)	6,491	(2,485)	8,976	N/A

Net income (loss)	8,516	(4,240)	12,756	N/A
Less: Net income (loss) attributable to the noncontrolling interest	1,227	(215)	1,442	N/A

Net income (loss) attributable to JMP Group Inc.	$7,289	$(4,025)	$11,314	N/A

Three Months Ended September 30, 2009, Compared to Three Months Ended September 30, 2008

Overview

Total net revenues after provision for loan losses increased $26.4 million, or 172.7%, from $15.3 million for the quarter ended September 30, 2008 to $41.7 million for the quarter ended September 30, 2009, driven by an increase in non-interest revenues of $24.2 million and an increase in net interest income of $3.2 million, offset by an increase in provision for loan losses of $1.0 million.

Non-interest revenues increased $24.2 million or 159.6% primarily due to a $8.7 million increase in principal transaction revenues, a $6.7 million increase in asset management revenues, a $5.5 million increase in investment banking revenues and a $4.1 million increase in gain on repurchase of asset-backed securities issued.

Net interest income increased $3.2 million or 572.1%, from $0.5 million for the quarter ended September 30, 2008 to $3.7 million for the same period in 2009. The increase was due to the acquisition of Cratos which resulted in $3.6 million of net interest income recorded at JMP Credit.

Provision for loan losses increased from $0.4 million for the quarter ended September 30, 2008 to $1.4 million for the quarter ended September 30, 2009 primarily due to $1.5 million recorded against loans collateralizing ABS issued.

Total non-interest expenses increased $11.6 million, or 49.4%, from $23.5 million for the quarter ended September 30, 2008 to $35.1 million for the quarter ended September 30, 2009, primarily due to an increase in compensation and benefits of $11.6 million.

Net income (loss) attributable to JMP Group Inc. increased $7.9 million from net loss of $4.9 million for the quarter ended September 30, 2008 to net income of $3.0 million for the quarter ended September 30, 2009, primarily as a result of the aforementioned increase in net revenues after provision for loan losses partially offset by the aforementioned increase in non-interest expenses and a $5.9 million increase in income tax expense from a benefit of $3.0 million for the quarter ended September 30, 2008 to an expense of $2.9 million for the quarter ended September 30, 2009.

Revenues

Investment Banking

Investment banking revenues increased $5.5 million, or 113%, from $4.9 million for the quarter ended September 30, 2008 to $10.4 million for the same period in 2009, and decreased as a percentage of total net revenues after provision for loan losses from 31.9% to 24.9%, respectively. The increase in revenues reflects a higher level of activity in our public equity underwriting and private placement business, partially offset by decreased activity in our strategic advisory businesses. Public equity underwriting revenues increased by $6.3 million, from $0.2 million for the quarter ended September 30, 2008 to $6.5 million for the quarter ended September 30, 2009. We executed 12 public equity underwriting transactions in the quarter ended September 30, 2009 compared to one in the quarter ended September 30, 2008. We acted as a lead manager on one transaction in the quarter ended September 30, 2009 and none in the same period in 2008. Private placement revenues increased $1.1 million from $0.2 million for the quarter ended September 30, 2008 to $1.3 million for the quarter ended September 30, 2009. We executed two private placement transactions in the quarter ended September 30, 2009 compared to none in the quarter ended September 30, 2008. Our strategic advisory revenues decreased $1.9 million, or 42.4%, from $4.5 million for the quarter ended September 30, 2008 to $2.6 million for the quarter ended September 30, 2009. We executed three strategic advisory transactions in the quarter ended September 30, 2009 compared to five in the quarter ended September 30, 2008.

Brokerage Revenues

Brokerage revenues decreased by $1.7 million, or 17.1%, from $9.6 million for the quarter ended September 30, 2008 to $7.9 million for the quarter ended September 30, 2009. The decrease was the result of lower gross commissions, which is a function of a decrease in overall average daily volume in the markets in which we transact; overall average daily volume in the NYSE and Nasdaq Composite Indices combined decreased 4.7 % from the third quarter 2008 to the third quarter 2009. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 62.6% for the quarter ended September 30, 2008 to 19.0% for the quarter ended September 30, 2009.

Asset Management Fees

        Asset management fees increased $1.0 million, or 42.5%, from $2.3 million for the quarter ended September 30, 2008 to $3.3 million for the quarter ended September 30, 2009. Asset management fees include base management fees and incentive fees for our funds under management. Base management fees increased from $1.7 million for the third quarter of 2008 to $2.2 million for the same period in 2009. Incentive fees increased from $0.6 million for the third quarter of 2008 to $1.1 million for the same period in 2009. The increase in base management fees was the result of an increase in client assets under management from $450.1 million as of September 30, 2008 to $553.0 million as of September 30, 2009. In particular, client assets under management for Harvest Small Cap Partners fund increased from $206.9 million at September 30, 2008 to $310.4 million at September 30, 2009. The increase in incentive fees is due to the improved performance of our families of funds, in particular of Harvest Opportunity Partners II, as well as improved performance of NYMT. As a percentage of total net revenues after provision for loan losses, asset management fees decreased from 15.0% for the quarter ended September 30, 2008 to 7.8% for the same period in 2009.

Principal Transactions

Principal transaction revenues increased $8.7 million from a loss of $2.7 million for the quarter ended September 30, 2008 to a gain of $6.0 million for the quarter ended September 30, 2009. The increase was primarily due to a $8.1 million increase in equity and other security principal transaction revenues from a loss of $3.2 million for the third quarter of 2008 to a gain of $4.9 million for the third quarter of 2009. In addition, gain on investments in partnerships increased $0.6 million from $0.5 million for the third quarter of 2008 to $1.1 million for the third quarter of 2009. The $8.1 million increase in equity and other security transaction revenues included a $5.4 million increase in unrealized gain/loss on our convertible preferred security and equity security investments in NYMT, which reflected a loss of $3.1 million for the third quarter of 2008 compared to a gain of $2.3 million for the third quarter of 2009.

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans increased $6.7 million from zero for the quarter ended September 30, 2008 to $6.7 million for the same period in 2009, with all of the gain generated at JMP Credit. During the quarter ended September 30, 2009, six loans were sold or repaid (including one partially sold), with two loan repayments contributing $4.8 million of the net $6.7 million of gain, where the borrowers repaid the loans at a premium to our carrying value.

Gain on Repurchase of Asset-Backed Securities Issued

Gain on repurchase of ABS issued increased $4.1 million from zero for the quarter ended September 30, 2008 to $4.1 million for the same period in 2009, with all of the gain generated at JMP Credit. The majority of the gain resulted from a repurchase in July 2009 in the open market of $4.0 million par value of our ABS at a discount, resulting in a gain of $3.5 million.

Net Dividend Income

Net dividend income decreased $0.1 million or 18.4% from $0.9 million for the quarter ended September 30, 2008 to $0.8 million for the quarter ended September 30, 2009. The decrease was primarily due to lower net dividends in our principal investment portfolio.

Other Income

Other income was $0.2 million for the quarters ended September 30, 2008 and 2009. For the quarter ended September 30, 2008, other income was primarily comprised of revenues from fee sharing arrangements with, and fees earned to raise capital for, third-party investment partnerships or funds. For the quarter ended September 30, 2009, other income was comprised of these previously mentioned revenues plus loan restructuring fees at JMP Credit.

Interest Income

Interest income increased $11.6 million from $0.6 million for the quarter ended September 30, 2008 to $12.2 million for the same period in 2009. The increase was primarily due to the acquisition of Cratos which resulted in $12.0 million of interest income at JMP Credit for the quarter ended September 30, 2009.

At JMP Credit, total interest income of $12.0 million was mainly comprised of interest earned on our 84 performing loans of $4.6 million, amortization of purchase discounts and other deferred fees of $0.4 million and the non-cash amortization of the liquidity discounts on our loans of $7.0 million. The annualized weighted average interest rate on the loans was 4.83% with a spread to weighted average LIBOR of 4.18% for the quarter ended September 30, 2009. The Company did not recognize any interest income for the 15 impaired loans with an aggregate weighted average loan balance of $103.8 million that were on non-accrual status during the quarter.

Interest Expense

Interest expense increased $8.4 million from $0.1 million for the quarter ended September 30, 2008 to $8.5 million for the same period in 2009. The increase was due to the acquisition of Cratos which resulted in $8.4 million of interest expense at JMP Credit.

At JMP Credit, interest expense of $8.4 million was comprised of $1.5 million in interest expense on ABS issued, $6.8 million in non-cash amortization of the liquidity discount on the ABS issued, and $0.1 million in interest primarily on the contingent consideration. The annualized weighted average cost of funds for the ABS issued during the quarter was 1.34% with a spread to weighted average LIBOR of 0.70%.

Provision for Loan Losses

        Provision for loan losses increased $1.0 million from $0.4 million for the quarter ended September 30, 2008 to $1.4 million for the same period in 2009. The increase related to loans collateralizing ABS issued at JMP Credit. There was no provision recorded for loans held for investment in the quarter ended September 30, 2009 compared to $0.4 million recorded in the quarter ended September 30, 2008. At JMP Credit $1.5 million of loan loss provision was primarily $1.4 million of additional provision recorded during the quarter as specific reserves against impaired loans. This was in addition to the credit discount recorded against impaired loans at the acquisition date of Cratos to record the impaired loans at their net realizable value. In addition, provision of $0.1 million was recorded as pooled reserve against performing loans as of September 30, 2009 at JMP Credit.

Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions as well as equity-based compensation to our employees and managing directors, increased $11.6 million, or 65.4%, from $17.7 million for the quarter ended September 30, 2008 to $29.3 million for the quarter ended September 30, 2009.

Employee payroll, taxes and benefits, and consultant fees, increased $0.4 million, or 4.9%, from $7.3 million for the quarter ended September 30, 2008 to $7.7 million for the quarter ended September 30, 2009 primarily due to the acquisition of Cratos.

Performance-based cash bonus and commission increased $12.0 million, or 143.5%, from $8.3 million for the quarter ended September 30, 2008 to $20.3 million for the quarter ended September 30, 2009 primarily due to higher net revenues for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008. Total net revenues after provision for loan losses increased $26.4 million or 172.7% from $15.3 million for the quarter ended September 30, 2008 to $41.8 million for the quarter ended September 30, 2009. In addition, the Company recorded a performance-based bonus accrual for senior management of $6.8 million in the quarter ended September 30, 2009.

Equity-based compensation decreased $0.8 million, or 37.8%, from $2.0 million for the quarter ended September 30, 2008 to $1.2 million for the quarter ended September 30, 2009 primarily due the acceleration of the vesting of restricted stock units (“RSUs”) granted under our 2007 bonus compensation program on December 22, 2008. As a result of the acceleration, the Company recognized $2.6 million of amortization expense from future periods in the year ended December 31, 2008, thus eliminating the amortization expense on those RSUs that would have been recognized in the future periods, including the quarter ended September 30, 2009. The total equity-based compensation expense for the quarter ended September 30, 2009 and 2008 included $0.7 million and $0.8 million, respectively, recognized for RSUs granted in connection with the initial public offering and $0.5 million and $1.2 million, respectively, recognized for RSUs granted after the initial public offering.

Compensation and benefits as a percentage of revenues decreased from 115.9% of total net revenues after provision for loan losses for the quarter ended September 30, 2008 to 70.3% for the same period in 2009. This was due to an increase in net interest income, gain on sale and payoff of loans and gain on repurchase of ABS, for which we accrue performance-based bonus at a lower rate than other types of revenues. In addition for the quarter ended September 30, 2008 there was the application of our target compensation to revenue ratios to decreased revenues used for the accrual of bonuses, as adjusted by management to maintain competitive compensation levels to employees. This created higher compensation and benefits as a percentage of revenues as compared to the same period for 2009. Excluding expense from RSU’s granted in connection with the initial public offering of $0.8 million and $0.7 million for the quarters ended September 30, 2008 and 2009, as a percentage of total net revenues after provision for loan losses, compensation and benefits decreased from 110.7% of total revenues for the quarter ended September 30, 2008 to 68.6% for the same period in 2009.

Administration

Administration expenses decreased $0.2 million, or 12.6%, from $1.3 million for the quarter ended September 30, 2008 to $1.1 million for the quarter ended September 30, 2009. The decrease was primarily due to lower hiring expenses in the third quarter 2009 compared to the same period in 2008. As a percentage of total net revenues after provision for loan losses, administration expense decreased from 8.2% of total net revenues after provision for loan losses for the quarter ended September 30, 2008 to 2.6% for the same period in 2009 as a result of higher total net revenues after provision for loan losses in 2009 compared to 2008.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees decreased $0.1 million, or 5.2%, from $1.4 million for the quarter ended September 30, 2008 to $1.3 million for the quarter ended September 30, 2009. The decrease was primarily due to a decrease in the number of shares traded in the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 9.1% for the quarter ended September 30, 2008 to 3.2% for the same period in 2009.

Other Expenses

Other expenses increased $0.3 million, or 8.6%, from $3.2 million for the quarter ended September 30, 2008 to $3.5 million for the quarter ended September 30, 2009. As a percentage of total net revenues after provision for loan losses, other expenses decreased from 20.7% for the quarter ended September 30, 2008 to 8.2% for the same period in 2009 as a result of higher revenues in 2009 compared to the same period in 2008.

Net Income (Loss) Attributable to Noncontrolling Interest

        Net income (loss) attributable to noncontrolling interest increased $1.1 million from net loss of $0.4 million for the three months ended September 30, 2008 to net income of $0.7 million for the three months ended September 30, 2009. Noncontrolling interest for the three months ended September 30, 2009 includes the interest of third parties in JMP Credit, Harvest Mortgage Opportunities Partners (“HMOP”), and Opportunity Acquisition Corp. (“SPAC”), partially-owned subsidiaries consolidated on our books. Noncontrolling interest for the three months ended September 30, 2008 relates to the interest of third parties in SPAC, JMP Realty Trust (“JMPRT”), and in two of our asset management funds, Harvest Consumer Partners (“HCP”) and Harvest Technology Partners (“HTP”). Because of the ownership and external management position which did not provide the limited partners with substantive rights to remove the general partner, we consolidated JMPRT, HCP and HTP through December 31, 2008, November 30, 2008 and July 31, 2008, respectively, and recorded noncontrolling interest. Additional limited partners invested in HTP and HCP during 2008 and the limited partners had substantive rights to remove the general partner effective August 1, 2008 for HTP and December 1, 2008 for HCP. As a result, we deconsolidated HTP and HCP as of the respective effective date. The assets and liabilities of JMPRT were transferred to HMOP effective January 2, 2009. Because of the limited partners’ substantive kick-out rights, HMOP was not required to be consolidated from January 2, 2009 through April 30, 2009. During the quarter ended June 30, 2009, several non-affiliated limited partners redeemed their interest in HMOP, and the remaining limited partners were no longer deemed to have substantive kick-out rights. As a result, the Company consolidated HMOP in its consolidated financial statements effective May 1, 2009.

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

For the three months ended September 30, 2009 and 2008, we recorded tax expense of $2.9 million and tax benefit of $3.0 million, respectively.

The effective tax rate for the three months ended September 30, 2009 and 2008 was 43.9% and 37.7%, respectively.

Nine Months Ended September 30, 2009, Compared to Nine Months Ended September 30, 2008

Overview

Total net revenues after provision for loan losses increased $47.1 million, or 83.5%, from $56.3 million for the nine months ended September 30, 2008 to $103.4 million for the nine months ended September 30, 2009, driven by an increase in non-interest revenues of $46.9 million and increase in net interest income of $5.1 million, offset by an increase in provision for loan losses of $4.9 million.

Non-interest revenues increased $46.9 million or 84.9% primarily due to a $20.2 million increase in principal transaction revenues, a $9.4 million increase in asset management revenues and a $11.6 million increase in gain on sale and payoff of loans.

Net interest income increased $5.1 million or 328.2% from $1.6 million for the nine months ended September 30, 2008 to $6.7 million for the same period in 2009. The increase was due to the acquisition of Cratos and primarily $6.4 million of net interest income recorded at JMP Credit. Net interest income for the remainder of the Company fell from $1.6 million to $0.3 million primarily due to lower interest received on cash balances during the nine months ended September 30, 2009 compared to the same period in 2008.

Provision for loan losses increased $5.0 million from $0.4 million for the nine months ended September 30, 2008 to $5.4 million for the nine months ended September 30, 2009 due to $1.4 million recorded against loans held for investment and $4.0 million recorded against loans collateralizing ABS issued at JMP Credit.

Total non-interest expenses increased $25.3 million, or 40.1%, from $63.1 million for the nine months ended September 30, 2008 to $88.4 million for the nine months ended September 30, 2009, primarily due to an increase in compensation and benefits of $26.7 million offset by a decrease in administration expense of $1.1 million and a decrease in other expenses of $0.5 million.

Net income (loss) attributable to JMP Group Inc. increased $11.3 million from net loss of $4.0 million for the nine months ended September 30, 2008 to net income of $7.3 million for the nine months ended September 30, 2009, and includes $9.0 million increase in income tax expense from tax benefit of $2.5 million for the nine months ended September 30, 2008 to tax expense of $6.5 million for the nine months ended September 30, 2009.

Revenues

Investment Banking

        Investment banking revenues increased $1.3 million, or 5.4%, from $23.8 million for the nine months ended September 30, 2008 to $25.1 million for the same period in 2009, and decreased as a percentage of total net revenues after provision for loan losses from 42.3% to 24.3%, respectively. The increase in revenues reflects a higher level of activity in our public equity underwriting, partially offset by a decrease in revenues from our private placement business and strategic advisory businesses. Public equity underwriting revenues increased by $4.5 million, or 59.4%, from $7.5 million for the nine months ended September 30, 2008 to $12.0 million for the nine months ended September 30, 2009. We executed 21 public equity underwriting transactions in the nine months ended September 30, 2009 compared to 14 in the nine months ended September 30, 2008. We acted as a lead manager on two transactions in the nine-month period ended September 30, 2009 compared to none in the same period in 2008. Private placement revenues decreased $2.9 million, or 41.3%, from $7.1 million for the nine months ended September 30, 2008 to $4.2 million for the nine months ended September 30, 2009 primarily due to a decrease in the average revenue per transaction executed. Our strategic advisory revenues decreased $0.3 million, or 2.9%, from $9.2 million for the nine months ended September 30, 2008 to $8.9 million for the nine months ended September 30, 2009, due to fewer transactions executed. We executed 10 strategic advisory transactions in the nine months ended September 30, 2009 compared to 11 in the nine months ended September 30, 2008.

Brokerage Revenues

Brokerage revenues decreased by $0.6 million, or 2.3%, from $26.4 million for the nine months ended September 30, 2008 to $25.8 million for the nine months ended September 30, 2009. The decrease was the result of lower gross commissions. Brokerage revenues decreased as a percentage of total revenues, from 46.9% for the nine months ended September 30, 2008 to 25.0% for the nine months ended September 30, 2009.

Asset Management Fees

Asset management fees increased $9.4 million, or 147.7%, from $6.4 million for the nine months ended September 30, 2008 to $15.8 million for the nine months ended September 30, 2009. Asset management fees include base management fees and incentive fees for our funds under management. Base management fees increased from $4.0 million for the first nine months of 2008 to $6.3 million for the same period in 2009. Incentive fees increased from $2.4 million for the first nine months of 2008 to $9.5 million for the same period in 2009. The increase in base management fees is the result of an increase in client assets under management from $450.1 million as of September 30, 2008 to $553.0 million as of September 30, 2009. This was primarily due to the performance of Harvest Small Cap Partners during 2008 as well as the first two quarters of 2009, which enabled it to raise additional capital and increase client assets under management from $206.9 million at September 30, 2008 to $310.4 million at September 30, 2009. The increase in incentive fees is due to the improved performance of our families of funds, in particular the performance of Harvest Small Cap Partners fund. As a percentage of total net revenues after provision for loan losses, asset management fees increased from 11.3% for the nine months ended September 30, 2008 to 15.3% for the same period in 2009.

Principal Transactions

Principal transaction revenues increased $20.2 million from a loss of $4.8 million for the nine months ended September 30, 2008 to a gain of $15.4 million for the nine months ended September 30, 2009. The increase was primarily due to a $15.4 million increase in equity and other security transaction revenues from a loss of $6.0 million for the first nine months of 2008 to a gain of $9.4 million for the first nine months of 2009. In addition, gain on investments in partnerships increased $5.0 million from $1.1 million for the first nine months of 2008 to $6.1 million for the first nine months of 2009. The $15.4 million increase in equity and other security transaction revenues was to a large extent related to an increase of $10.5 million in unrealized gain/loss on our convertible preferred security and equity security investments in NYMT, which reflected a loss of $4.9 million for the first nine months of 2008 compared to a gain of $5.6 million for the first nine months of 2009.

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans increased $11.6 million from zero for the nine months ended September 30, 2008 to $11.6 million for the same period in 2009, with all of the gain generated at JMP Credit. During the nine months ended September 30, 2009, 12 loans were sold or repaid (including one partially sold), with three loan repayments contributing $9.5 million of the net $11.6 million of gain, where the borrowers repaid the loans at a premium to our carrying value.

Gain on Repurchase of Asset-Backed Securities Issued

Gain on repurchase of ABS issued increased $4.2 million from zero for the nine months ended September 30, 2008 to $4.2 million for the same period in 2009, with all of the gain generated at JMP Credit. In May and July 2009, we repurchased in the open market $0.8 million and $4.0 million of face value, respectively, of our ABS at a discount resulting in a gain of $4.2 million.

Gain on Bargain Purchase

Upon the acquisition of Cratos by JMP Credit on April 7, 2009, a bargain purchase gain of $1.2 million was recorded which reflects the difference between the fair value of net assets acquired of $7.5 million and the GAAP consideration to the sellers of $6.3 million. In accordance with ASC 805-10 this gain was booked to current period revenues.

Net Dividend Income

Net dividend income decreased $0.6 million, or 24.8%, from $2.5 million for the nine months ended September 30, 2008 to $1.9 million for the quarter ended September 30, 2009. The decrease was primarily due to higher dividend expense on short positions in our principal investment portfolio.

Other Income

Other income increased $0.2 million from $0.9 million for the nine months ended September 30, 2008 to $1.1 million for the same period in 2009. The increase comprised loan restructuring fees of $0.6 million at JMP Credit, offset by a $0.4 million decrease in revenues from fee sharing arrangements with, and fees earned to raise capital for, third-party investment partnerships or funds.

Interest Income

        Interest income increased $22.3 million from $1.9 million for the nine months ended September 30, 2008 to $24.2 million for the same period in 2009. The increase was due to the acquisition of Cratos and primarily $23.6 million of interest income at JMP Credit offset by a fall in interest income at the remainder of the Company of $1.3 million due to lower interest received on cash balances.

At JMP Credit, total interest income for the nine months was $23.6 million. This was comprised of interest earned on our 84 performing loans of $9.6 million, amortization of purchase discounts and other deferred fees of $0.6 million and the non-cash amortization of the liquidity discounts on our loans of $13.4 million. The annualized weighted average interest rate on the loans was 5.10% with a spread to weighted average LIBOR of 4.27% for the nine months ended September 30, 2009. We did not recognize any interest income for the 16 impaired loans with a weighted average loan balance of $97.8 million that were on non-accrual status during the nine months.

Interest Expense

Interest expense increased $17.2 million from $0.3 million for the nine months ended September 30, 2008 to $17.5 million for the same period in 2009. The increase was due to the acquisition of Cratos and primarily $17.2 million of interest expense at JMP Credit.

At JMP Credit, total interest expense for the nine months was $17.2 million. This was comprised of $3.4 million in interest on ABS issued, $13.7 million in non-cash amortization of the liquidity discount on the ABS issued, and $0.1 million in interest primarily on the contingent consideration to one of the previous owners of Cratos. The annualized weighted average cost of funds for the ABS issued during the nine months ended September 30, 2009 was 1.54% with a spread to weighted average LIBOR of 0.71%.

Provision for Loan Losses

Provision for loan losses increased $5.0 million from $0.4 million for the nine months ended September 30, 2008 to $5.4 million for the same period in 2009. The increase consisted of $1.4 million against loans held for investment. The remaining $4.0 million was recorded against loans collateralizing ABS issued at JMP Credit. Of this $4.0 million, $3.8 million was additional provision recorded during the second and third quarter of 2009 as specific reserves against impaired loans, in addition to the credit discount recorded against impaired loans at the acquisition date of Cratos to record the impaired loans at their net realizable value. Provision of $0.2 million was recorded as pooled reserve against performing loans as of September 30, 2009.

Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions as well as equity-based compensation to our employees, increased $26.7 million, or 60.5%, from $44.1 million for the nine months ended September 30, 2008 to $70.8 million for the nine months ended September 30, 2009.

Employee payroll, taxes and benefits, and consultant fees, increased $1.9 million, or 9.3%, from $20.5 million for the nine months ended September 30, 2008 to $22.4 million for the nine months ended September 30, 2009 primarily due to the acquisition of Cratos in April 2009 as well as increases in base salaries in May 2008.

Performance-based cash bonus and commissions increased $27.5 million, or 161.8%, from $17.0 million for the nine months ended September 30, 2008 to $44.5 million for the nine months ended September 30, 2009 primarily due to an increase in net revenues after provision for loan losses of $47.1 million, or 83.5%, from $56.3 million for the nine months ended September 30, 2008 to $103.4 million for the nine months ended September 30, 2009. In addition, the Company recorded a performance-based bonus accrual for senior management of $6.8 million in the quarter ended September 30, 2009.

Equity-based compensation decreased $2.7 million, or 40.8%, from $6.6 million for the nine months ended September 30, 2008 to $3.9 million for the nine months ended September 30, 2009 primarily due the acceleration of the vesting of restricted stock units (“RSUs”) granted under our 2007 bonus compensation program on December 22, 2008. As a result of the acceleration, the Company recognized $2.6 million of amortization expense from future periods in the year ended December 31, 2008, thus eliminating the amortization expense on those RSUs that would have been recognized in the future periods, including the nine months ended September 30, 2009. The total equity-based compensation expense for the nine months ended September 30, 2009 and 2008 included $2.5 million and $3.0 million, respectively, recognized for RSUs granted in connection with the initial public offering and $1.4 million and $3.6 million, respectively, recognized for RSUs granted after the initial public offering.

Compensation and benefits as a percentage of revenues decreased from 78.4% of total net revenues after provision for loan losses for the nine months ended September 30, 2008 to 68.5% for the same period in 2009. This was due to an increase in net interest income, gain on sale and payoff of loans and gain on repurchase of ABS for which we accrue performance-based bonus at a lower rate than other types of revenues. In addition for the nine months ended September 30, 2008 there was the application of our target compensation to revenue ratios to decreased revenues used for the accrual of bonuses, as adjusted by management to maintain competitive compensation levels to employees. This created higher compensation and benefits as a percentage of revenues as compared to the same period for 2009. Excluding expense from RSU’s granted in connection with the initial public offering of $3.0 million and $2.5 million for the nine months ended September 30, 2008 and 2009, respectively, as a percentage of total net revenues after provision for loan losses, compensation and benefits decreased from 73.0% to 66.1%.

Administration

Administration expenses decreased $1.1 million, or 23.2%, from $4.6 million for the nine months ended September 30, 2008 to $3.5 million for the nine months ended September 30, 20009. The decrease was primarily due to lower conferences expense in the first nine months 2009 compared to the same period in 2008. As a percentage of total revenues, administration expense decreased from 8.2% of total revenues for the nine months ended September 30, 2008 to 3.4% for the same period in 2009 as a result of higher revenues in 2009 compared to 2008.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees increased $0.2 million, or 5.1%, from $3.9 million for the nine months ended September 30, 2008 to $4.1 million for the nine months ended September 30, 2009. This increase is primarily due to higher trading services costs in the nine-month period ended September 30, 2009, compared to the same period in 2008. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 6.8% for the nine months ended September 30, 2008 to 3.9% for the same period in 2009.

Other Expenses

Other expenses decreased $0.5 million, or 5.0%, from $10.5 million for the nine months ended September 30, 2008 to $10.0 million for the nine months ended September 30, 2009. The decrease was primarily due to a decrease in travel and business development expense of $1.2 million, offset by a $0.4 million increase occupancy and a $0.4 million increase in CLO administration expense at JMP Credit. As a percentage of total net revenues after provision for loan losses, other expenses decreased from 18.5% for the nine months ended September 30, 2008 to 9.6% for the same period in 2009 mostly as a result of higher revenues in 2009 compared to the same period in 2008.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income (loss) attributable to noncontrolling interest increased $1.4 million from net loss of $0.2 million for the nine months ended September 30, 2008 to net income of $1.2 million for the same period in 2009. Noncontrolling interest for the nine months ended September 30, 2009 includes the interest of third parties in JMP Credit Corporation (“JMP Credit”), Harvest Mortgage Opportunities Partners (“HMOP”), and Opportunity Acquisition Corp. (“SPAC”), partially-owned subsidiaries consolidated on our books. Noncontrolling interest for the nine months ended September 30, 2008 relates to the interest of third parties in SPAC, JMP Realty Trust (“JMPRT”), and in two of our asset management funds, Harvest Consumer Partners (“HCP”) and Harvest Technology Partners (“HTP”). Because of the ownership and external management position which did not provide the limited partners with substantive rights to remove the general partner, we consolidated JMPRT, HCP and HTP through December 31, 2008, November 30, 2008 and July 31, 2008, respectively, and recorded noncontrolling interest. Additional limited partners invested in HTP and HCP during 2008 and the limited partners had substantive rights to remove the general partner effective August 1, 2008 for HTP and December 1, 2008 for HCP. As a result, we deconsolidated HTP and HCP as of the respective effective date. The assets and liabilities of JMPRT were transferred to HMOP effective January 2, 2009. Because of the limited partners’ substantive kick out rights, HMOP was not required to be consolidated from January 2, 2009 through April 30, 2009. During the quarter ended June 30, 2009, several non-affiliated limited partners redeemed their interest in HMOP, and the remaining limited partners were no longer deemed to have substantive kick-out rights. As a result, the Company consolidated HMOP in its consolidated financial statements effective May 1, 2009.

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

For the nine months ended September 30, 2009 and 2008, we recorded tax expense of $6.5 million and tax benefit of $2.5 million, respectively. The tax benefit for the nine months ended September 30, 2008 included an adjustment of $0.3 million to the $4.0 million one-time tax benefit recorded in 2007.

The effective tax rate for the nine months ended September 30, 2009 and 2008 was 43.3% and 38.2%, respectively. Excluding the one-time tax benefit described above, the effective tax rate for the nine months ended September 30, 2008 was 33.3%.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital and liquidity for the nine months ended September 30, 2009 to illustrate where our capital is invested and the financial condition of the Company.

Acquisition of Cratos

On April 7, 2009 we invested $4.0 million of cash and granted $3.0 million original par amount, with a $2.3 million estimated fair value, of contingent consideration (a zero coupon note) to acquire 100% of the membership interests and net assets of $7.5 million of Cratos. As we purchased 100% of the subordinated securities of the Cratos CLO as part of the acquisition, in accordance with the authoritative guidance under GAAP on accounting for consolidation of variable interest entities, we are the primary beneficiary and are required to consolidate all of the assets and liabilities of the CLO securitization structure even though it is a bankruptcy remote entity with no recourse to us.

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

        The CLO securitization entity is non-recourse to us. Our maximum loss of capital as of September 30, 2009 is the original April 7, 2009 investment of $4.0 million plus any earnings related to JMP Credit since the acquisition date. The contingent consideration is only payable from the first $3.0 million of cash flows to the CLO subordinated securities we hold. If those securities do not receive cash flows, then we are not liable to make payments to the recipient of the contingent consideration. However, for US Federal tax purposes, the CLO is treated as a disregarded entity such that the taxable income earned in the CLO is taxable to us. If the CLO is in violation of certain coverage tests, mainly any of its overcollateralization ratios, residual cash flows otherwise payable to us as owners of the subordinated notes would be required to be used to buy additional collateral or repay indebtedness senior to us in the securitization. This could require us to pay income tax on earnings not distributed to us.

The CLO market in which we invest has experienced an increase in downgrades, defaults and declines in market value in respect of leveraged loans in their collateral. The CLO has to comply with certain asset coverage tests, such as the amount of discounted obligations and “CCC” obligations it can hold. During any time the CLO exceeds such a limit, the ability of us, as CLO manager, to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, defaulted obligations, discounted assets (those purchased below 85% of their par value) and assets rated “CCC” or lower in excess of applicable limits in the CLO’s investment criteria are not given full par credit for purposes of calculation of the CLO overcollateralization (“OC”) tests. As a result, many CLOs are failing or may in the future fail one or more of their overcollateralization tests. If this were to occur for our CLO, it could cause a diversion of cash flows away from us as holders of the more junior CLO securities in favor of investors more senior than us in right of repayment, until the relevant overcollateralization tests are satisfied. In August 2009, our CLO was in violation of the Class E OC test. As such, we were required to use $3.7 million of the residual cash flows to pay down Class A note holders rather than distribute the money to us as owners of the subordinated notes. If the CLO continues to violate the Class E test, or any more senior tests, we will continue paying down the most senior notes with the residual cash flows until the violation was cured. In the most extreme case, if the CLO were in violation of the most senior OC test, the Class A note holders would have the ability to declare an event of default and cause an acceleration all principal and interest outstanding on the notes.

For financial reporting purposes, the loans and asset backed securities are consolidated and reported at their cost adjusted for amortization of liquidity discount which was recorded at the Cratos acquisition date. At September 30, 2009 there was $317.2 million of loans, $28.5 million of cash and $1.7 million of other assets owned by the CLO funded by $322.8 million of asset-backed securities issued. These assets and asset-backed securities issued represented 56.7% of total assets and 73.3% of total liabilities respectively, reported on our consolidated statement of financial condition at September 30, 2009.

Other Factors Affecting Our Liquidity and Capital Resources

The timing of bonus compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees and managing directors are generally paid semi-monthly during the year, bonus compensation, which makes up a larger portion of total compensation, is generally paid once a year during the first two months of the following year. In February 2009, we paid out $18.9 million of cash bonuses for 2008, excluding employer payroll tax expense.

In February 2009, the Company made a $2.0 million investment in HuaMei Capital Company, Inc. (HuaMei), a joint venture with China Merchants Securities Co. (HK), Ltd., a securities brokerage and investment banking firm, and other private investors. Through HuaMei, the Company can provide investment banking services to U.S. and Chinese companies seeking to execute cross-border transactions on both sides of the Pacific.

As of September 30, 2009, we had net liquid assets of $71.4 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, note payable and noncontrolling interest. We had an undrawn $18.9 million and $21.0 million revolving line of credit with City National Bank (the “Lender”) at September 30, 2009 and December 31, 2008, respectively. During the nine months ended September 30, 2009, we drew down $2.1 million on the revolving line of credit to fund the HuaMei investment and $4.0 million to fund the purchase of Cratos. The $4.0 million drawn down to fund the purchase of Cratos was repaid during the same period.

Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. At September 30, 2009 and December 31, 2008, the Company had Level 3 assets (assets whose fair value was determined using unobservable inputs that are not corroborated by market data) of $25.2 million and $18.2 million which represented 4.5% and 11.9% of total assets, respectively. The decrease in the percentage of Level 3 assets to the total assets was primarily due to an increase in total assets from $152.8 million at December 31, 2008 to $560.0 million at September 30, 2009 mainly due to the acquisition of Cratos in April 2009. During the quarter ended September 30, 2009, we reclassified our limited partner investment in a mortgage fund of $2.0 million from Level 2 to Level 3, as the fund further invested in residential mortgage loans during the quarter.

A condensed table of cash flows for the three months ended September 30, 2009 and 2008 is presented below.

	Nine Months Ended September 30,		Change from 2008 to 2009
(in thousands)	2009	2008	$	%
Cash flows provided by (used in) operations	$9,635	$(24,575)	$34,210	139.2%
Cash flows provided by (used in) investing activities	2,751	(26,809)	29,560	110.3%
Cash flows provided by (used in) financing activities	(3,440)	2,208	(5,648)	N/A

Total cash flows	$8,946	$(49,176)	$58,122	118.2%

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule. We use the basic method permitted by the Uniform Net Capital Rule to compute net capital, which generally requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of $31.7 million and $39.8 million, which were $30.2 million and $38.7 million in excess of the required net capital of $1.5 million and $1.1 million at September 30, 2009 and December 31, 2008, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.41 to 1 and 0.24 to 1 at September 30, 2009 and December 31, 2008, respectively.

The Company currently intends to declare quarterly cash dividends on all outstanding shares of common stock. The Company currently does not plan to pay dividends on unvested shares of restricted stock. In March, May and August 2009, the Company’s board of directors declared a quarterly cash dividend of $0.01 per share of common stock which the Company paid in April, June and September 2009, for the fourth quarter of 2008 and the first and second quarter of 2009, respectively.

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

Cash Flows for the Nine Months Ended September 30, 2009

Cash decreased by $8.9 million during the nine months ended September 30, 2009, primarily as a result of cash used in investing activities.

Our operating activities provided $9.6 million of cash from the net income of $8.5 million adjusted for the cash provided by the change in operating assets and liabilities of $14.5 million, reduced by non-cash revenue and expense items of $13.4 million. The non-cash revenue and expense items included gains on sale and payoff of loans of $11.6 million, gain on repurchase of asset-backed securities issued of $4.2 million, gain on bargain purchase of $1.2 million and provision for loan losses of $5.4 million.

Our investing activities provided $2.8 million, which primarily due to cash provided by sales of loans collateralizing ABS of $46.2 million, repayments on loans collateralizing ABS of $32.0 million, net change in restricted cash reserved for lending activities of $14.7 million, and sales of other investments of $12.3 million, offset by cash used in funding of loans collateralizing ABS of $93.6 million and purchases of other investments of $7.5 million.

Our financing activities used $3.4 million of cash primarily due to two draw downs on our revolving note with City National Bank (CNB) totaling $6.1 million, offset by repayments of note payable on a term loan of $1.0 million, repayment of one of the draw downs of $4.0 million and net increase in ABS of $3.2 million.

We had $28.5 million of restricted cash at JMP Credit on September 30, 2009. This balance was comprised of $3.1 million in interest and fees received from loans in the CLO and $25.4 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLO. The principal restricted cash will be used to buy additional loans or pay down CLO notes.

Cash Flows for the Nine Months Ended September 30, 2008

Cash decreased by $49.2 million during the nine months ended September 30, 2008, primarily as a result of cash used in operating and investing activities.

Our operating activities used $24.6 million of cash from the net loss of $4.2 million, adjusted for the cash used in the change in operating assets and liabilities of $22.2 million and non-cash revenue and expense items of $1.8 million. The decrease in operating assets and liabilities was primarily due to the payout of $26.9 million in 2007 bonuses in February 2008.

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

Off-Balance Sheet Arrangements

In connection with the Cratos CLO, the Company had unfunded commitments to lend of $3.6 million and standby letters of credit of $1.7 million.

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

We had no other material off-balance sheet arrangements as of September 30, 2009. However, as described below under “Qualitative and Quantitative Disclosures About Market Risk - Credit Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Using the foregoing criteria, we consider the following to be our critical accounting policies:

Valuation of Financial Instruments

The Company adopted the amended accounting principles related to fair value measurements as of January 1, 2008 which establishes a consistent framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures with respect to fair value measurements. The amended accounting principles related to fair value measurement apply to all financial instruments that are being measured and reported on a fair value basis. This includes those items currently reported in marketable securities owned, at fair value, other investments and marketable securities sold, not yet purchased, at fair value on the consolidated statements of financial condition. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. Marketable securities owned, Other investments, including warrant positions and investments in partnerships in which HCS is the general partner, and Marketable securities sold, but not yet purchased, are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item Principal transactions in the accompanying Consolidated Statements of Operations.

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

The Company follows the authoritative guidance included in GAAP on the fair value option which provides companies with an option to report selected financial assets and financial liabilities at fair value. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in the Consolidated Statements of Operations. Additionally, the guidance allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.

We elected to apply the fair value option to the following financial assets:

•	Investment in NYMT convertible preferred stock; and

•	Investment in NYMT common stock

During the quarter ended September 30, 2009, the Company recorded unrealized gain of $2.3 million on the above investments in NYMT primarily in response to the improved performance of NYMT’s stock during the period.

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

Loans acquired during the purchase and resulting consolidation of Cratos were recorded at their fair value as of the acquisition date, which then became the new basis of the loans. Any unamortized deferred fees or costs that existed prior to the acquisition were written off at that date.

For those loans deemed impaired as of the date of the acquisition, the total discount from unpaid principal balance to fair value consists of a nonaccretable credit discount and an accretable liquidity (or market value) discount. For the remaining loans acquired through the purchase of Cratos the discount to fair value was all accretable liquidity discount as the discount was not attributable to credit quality. For both types of loans the accretable portion of the discount is recognized into interest income as an adjustment to the yield of the loan over the contractual life of the loan using the interest method.

The Company continues to estimate the cash flows expected to be collected over the life of the loans acquired through the purchase of Cratos. If, upon subsequent evaluation, the Company believes it is unable to collect all cash flows expected at the acquisition date plus additional cash flows expected to be collected arising from changes in estimate after the acquisition, the loan is considered impaired for purposes of applying the authoritative guidance under GAAP on loss contingencies or, if applicable, the authoritative guidance under GAAP on loan impairment . Loans considered impaired at the acquisition date of Cratos can only continue to be assessed in accordance with the authoritative guidance under GAAP on loan impairment. If based on current information and events, it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, the Company will first reduce any remaining valuation allowance (or allowance for loan losses) for the loan established after its acquisition for the increase in the present value of cash flows expected to be collected. Then the Company will recalculate the amount of accretable yield for the loan as the excess of the revised cash flows expected to be collected over the sum of (a) the initial investment less (b) cash collected less (c) write-downs plus (d) amount of yield accreted to date. The Company will adjust the amount of accretable yield by reclassification from nonaccretable discount. The adjustment is accounted for as a change in estimate, with the amount of periodic accretion adjusted over the remaining life of the loan. The resulting yield is then used as the effective interest rate in any subsequent accounting.

Loans purchased or originated into the CLO after the acquisition date of Cratos, are stated at the principal amount outstanding net of deferred fees, deferred costs and the allowance for loan losses. Net nonrefundable loan fees and related direct costs associated with the origination or purchase of loans are deferred and included in loans. The net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using a method which approximates the interest method. Remaining amounts are recognized into income when the related loans are paid off or sold. Any discount from purchased loans is accreted into interest income as a yield adjustment over the contractual life of the loan.

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

In accordance with the authoritative guidance under GAAP on loss contingencies, the Company provides a base allowance on a loan by loan basis for loans at JMP Credit that are not impaired and were purchased after the Cratos acquisition The Company employs internally developed and third party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default), which are used in developing an appropriate allowance for loan losses. The Company performs periodic detailed reviews of its loan portfolio to identify risks and to assess the overall collectibility of loans.

In accordance with the authoritative guidance under GAAP on loan impairment, any required impairment allowances are included in the allowance for loan losses. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral securing the loan if the loan is collateral dependent, depending on the circumstances and the Company’s collection strategy. For those loans held by Cratos at the date of acquisition by JMP Credit, and deemed impaired at that date or a subsequent date, loan loss provisions are calculated considering two further factors. For loans deemed impaired at the date of acquisition if there is a further decline in expected future cash flows, this reduction is recognized as specific loan loss provision in the current quarter in accordance with above. For those loans deemed impaired subsequent to the acquisition date, if the net realizable value is lower than the current carrying value then that reduction from the carrying value is booked as provision for loan losses. Therefore at the date of assessment, if the total discount from unpaid principal balance to carrying value is larger than the expected loss, no provision for loan losses is recognized for those loans acquired at Cratos but deemed impaired subsequent to their acquisition.

Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

Asset-backed Securities Issued

Asset-backed securities issued (ABS) were issued to third parties from the Cratos CLO securitization structure which the Company consolidates for financial reporting purposes as of the April 7, 2009 acquisition date. At the acquisition date, the ABS were recorded at fair value with a liquidity discount from the principal balance outstanding to the fair value recorded. The liquidity discount is amortized into interest expense over the maturity of the ABS using the interest method.

Legal and Other Contingent Liabilities

We are involved in various pending and potential complaints, arbitrations, legal actions, investigations and proceedings related to our business from time to time. Some of these matters involve claims for substantial amounts, including claims for punitive and other special damages. The number of complaints, legal actions, investigations and regulatory proceedings against financial institutions like us has been increasing in recent years. We have, after consultation with counsel and consideration of facts currently known by management, recorded estimated losses in accordance with SFAS 5 (ASC 450-10), Accounting for Contingencies, to the extent that a claim may result in a probable loss and the amount of the loss can be reasonably estimated. The determination of these reserve amounts requires significant judgment on the part of management and our ultimate liabilities may be materially different. In making these determinations, management considers many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of successful defense against the claim and the potential for, and magnitude of, damages or settlements from such pending and potential complaints, legal actions, arbitrations, investigations and proceedings, and fines and penalties or orders from regulatory agencies.

If a potential adverse contingency should become probable or resolved for an amount in excess of the established reserves during any period, our results of operations in that period and, in some cases, succeeding periods, could be adversely affected.

Income Taxes

The Company accounts for income taxes in accordance with the authoritative guidance under GAAP on income taxes which requires the recognition of deferred tax assets and liabilities based upon the temporary differences between the financial reporting and tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce the deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Predecessor, JMP Group LLC, was a limited liability company and was treated as a partnership for federal and state income tax purposes. Therefore, the Predecessor was not subject to federal and state income taxes, and accordingly, did not provide for the federal and state income taxes in the financial statements, but it was liable for state and local unincorporated business tax or franchise tax.

The Company adopted the accounting principles related to uncertainty in income taxes on May 16, 2007, the date the Company became subject to federal and state income taxes. Its adoption did not have a material impact on the Company’s financial condition or results of operations. Under the guidance, the Company recognizes a tax benefit from an uncertain position only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. If this threshold is met, the Company measures the tax benefit as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are set forth under the caption “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4.	Controls and Procedures

Our management, with the participation of the Chairman and Chief Executive Officer and the Chief Financial Officer, has evaluated our disclosure controls and procedures as of the end of the period covered by this report. Our evaluation included disclosure controls and procedures applicable to Cratos. Based on that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with our acquisition of Cratos, as of September 30, 2009, we have completed the process of integrating the financial reporting process of Cratos into our financial reporting process. Accordingly, we have implemented the appropriate internal control over financial reporting at Cratos to ensure our overall disclosure controls and procedures are effective. Other than the completion of integrating the financial reporting process of Cratos, there was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are involved in a number of judicial, regulatory and arbitration matters arising in connection with our business. The outcome of matters we have been and currently are involved in cannot be determined at this time, and the results cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on our results of operations in any future period and a significant judgment could have a material adverse impact on our financial condition, results of operations and cash flows. We may in the future become involved in additional litigation in the ordinary course of our business, including litigation that could be material to our business. However, we do not believe that we have any material legal or regulatory proceedings currently pending or threatened against us.

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

The recent crisis in the global credit markets has the potential to adversely affect our CLO investments.

The global economy has been affected by a crisis in the credit markets and has experienced a general downturn. Among the sectors particularly challenged by the current crisis in the global credit markets are the CLO and leveraged finance markets. In the current environment, liquidity in the credit markets has been reduced, resulting in an increase in credit spreads and a decline in ratings, performance and market values for leveraged loans. We have significant exposure to these markets through our investments in Cratos CLO I, a Cayman Islands incorporated special purpose company that issued notes to investors secured by a pool of corporate loans. We invested in deeply subordinated securities issued by the CLO, representing highly leveraged investments in the underlying collateral, which increases both the opportunity for higher returns as well as the magnitude of losses when compared to the other investors that rank more senior to us in right of payment. As a result of our subordinated position in the CLO, we and our investors are at greater risk of suffering losses.

The corporate loan market in which our CLO invests has experienced an increase in downgrades, defaults and declines in market value in respect of their collateral. The CLO portfolio profile tests set limits on the amount of discounted obligations it can hold. During any time that it exceeds such a limit, the ability of the CLO’s manager to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, discounted assets and assets rated “CCC” or lower in excess of applicable limits in the CLO issuers’ investment criteria are not given full par credit for purposes of calculation of the CLO issuers’ overcollateralization tests. As a result, many CLO issuers are failing or may in the future fail one or more of their overcollateralization tests. This has occurred for our CLO and caused a diversion of cash flows away from us as holders of the more junior CLO securities in favor of investors more senior than us in right of repayment. Until the relevant overcollateralization tests are satisfied. We will continue to see the residual cash flows diverted away from us. This diversion of cash flows could have an adverse impact on our business and our ability to make distributions to shareholders. In addition, it is possible that the Cratos CLO I’s collateral will be depleted before we realize a return on our CLO investments.

The ability of the Cratos CLO I to make interest payments to the holders of its senior notes is highly dependent upon the performance of the CLO collateral. If the collateral was to experience a significant decrease in cash flow due to an increased default level, the issuer may be unable to pay interest to the holders of the senior notes which would allow such holders to declare an event of default under the indenture governing the transaction and accelerate all principal and interest outstanding on the senior notes. In addition, the indenture governing our CLO also contains certain events of default tied to the value of our collateral which could cause an acceleration of the senior notes. If the value of the CLO collateral within the CLO were to be less than 102% of the amount of most senior class of notes issued and outstanding, the most senior noteholders would have the ability to declare an event of default.

There can be no assurance that market conditions giving rise to these types of consequences will not occur, subsist or become more acute in the future.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2009.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2009 to July 31, 2009	—		$—	—	1,213,718
August 1, 2009 to August 31, 2009	324	(2)	$6.40	324	1,213,394
September 1, 2009 to September 30, 2009	—		$—	—	1,213,394

Total	324			324

(1)	A 1.5 million share repurchase program authorized in August and November 2007 was fully executed as of January 18, 2008. On March 10, 2008 and March 3, 2009, the Company’s board of directors authorized the repurchase of an additional 2.0 million shares during the subsequent eighteen months and the repurchase of an additional 0.5 million shares during the subsequent twelve months, respectively.
(2)	Consist of 324 shares repurchased in connection with employee stock plans, whereby the Company’s shares were tendered by employees for the payment of applicable withholding taxes.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2009

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