Form 10-K
period 2009-12-31
JMP Group Inc.
filed 2010-03-09
CIK 1383803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2009 as reported on The New York Stock Exchange was $122,255,605.

As of February 26, 2010 there were 21,670,457 shares of the registrant’s common stock outstanding.

Documents incorporated by reference:

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2010 annual meeting of stockholders to be held in June 2010 are incorporated by reference in this Form 10-K.

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

•

the performance of our investment banking and sales and trading businesses because of declining demand for our services or a decline in the market for securities of companies in our six target industries;

•	the possibility of generating stable or growing investment banking revenues due to our ability to engage in multiple types of transactions;

•	the growth of our mergers and acquisitions and other strategic advisory business derived from our positions as a lead manager or senior co-manager of public and private securities offerings;

•	our plans to continue to provide our equity research and sales and trading products and services to smaller-capitalization companies to benefit institutional investors;

•

the characteristics of the asset management business, including its comparatively high margins, the recurring nature of its fee-based revenues, and its dependence on intellectual capital and our belief that this makes the asset management business less susceptible to competitive threats from larger financial institutions;

•	the ongoing emergence of small asset managers and institutional investment managers that rely on outside sources to provide equity research;

•	a heightened demand for alternative asset management products and services;

•	our ability to increase the number of companies under coverage by our equity research analysts;

•	our ability to increase assets under management and develop new asset management products;

•	our plans to launch additional hedge fund products, alternative and other asset management collective investment vehicles and structured finance products;

•	our plans to generate principal investing opportunities from our investment banking and asset management relationships;

•	our ability to attract, incentivize and retain top professionals and to retain valuable relationships with our clients;

•	plans to grow our businesses both through internal expansion and through strategic investments, acquisitions, or joint ventures;

•	our expectations regarding the impact of the trend toward alternative trading systems and downward pricing pressure in the sales and trading business on trading commissions and spreads;

•	the nature of the competition faced in the investment banking and financial services industries and our expectations regarding trends and changes with respect to competing entities;

•

our belief that continued future growth will require implementation of enhanced communications and information systems and the training of personnel or the hiring of an outsourced provider to operate such systems;

•	the impact of changes in interest rates on the value of interest-bearing assets in which we invest;

•	our plans for the use of the principal restricted cash at JMP Credit to buy additional loans or pay down CLO notes;

•	that the past performance of our funds are not indicative of our future performance;

•	the emergence of investment opportunities that offer attractive risk-adjustment returns on our investable assets;

•

our ability to take advantage of market opportunities as they arise in 2010 based on the strength of our capital position and the low level of leverage that we have traditionally employed in our business model;

•	our ability to satisfy our funding needs with existing internal and external financial sources;

•	the ability of our funds to raise capital in the long and short term;

•	our ability to depend on follow-on offerings, PIPEs and registered direct offerings to generate corporate finance revenues;

•	our ability to avoid restrictions imposed by the Investment Company Act of 1940;

•	that we do not anticipate any tax adjustments that will result in a material adverse affect on the our financial condition;

•	the impact of Securities and Exchange Commission rules enacted as of September 18, 2008 restricting management’s ability to conduct short sales;

•	the impact of additional rulemaking by the Securities and Exchange Commission with respect to soft dollar practices on our brokerage or asset management business;

•	our expectations regarding the likelihood of increased scrutiny of financial services firms from regulators;

•	the impact of recent pronouncements by the Financial Accounting Standards Board on our financial position or operations;

•	the impact of existing claims and currently known threats against us on our business or financial condition;

•	our intention to declare dividends, our ability to do so without borrowing funds and our expected dividend rate; and

•	that we believe that our available liquidity and current level of equity capital will be adequate to meet our liquidity and regulatory capital requirements for the next twelve months.

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

Overview

We are a full-service investment banking, asset management and corporate credit management firm. We provide investment banking, sales and trading, and equity research services to corporate and institutional clients, and alternative asset management products and services to institutional investors and high net-worth individuals and management of collateralized loan obligations.

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

The selection of our six target industries, the development of multiple products and services and the establishment of our three revenue-producing business lines—investment banking, equity sales and trading, and asset management—has created a diversified business model, especially when compared to that of our more specialized competitors. We have been able to balance more volatile revenue streams derived from our investment banking business and our incentive-based asset management fees with the more stable revenue streams tied to sales and trading commissions and base asset management fees. In addition, our target industries have historically performed, in certain respects, counter-cyclically to one another, allowing us to win business and generate revenues in various economic and capital markets conditions. In 2009, as part of our ongoing efforts to diversify our asset management business, we acquired a corporate credit business that operates as a manager of collateralized loan obligations.

Principal Business Lines

JMP Group Inc. (the “Company”) conducts its primary business activities through three wholly-owned or majority-owned subsidiaries: JMP Securities LLC (“JMP Securities”), our broker-dealer operation; Harvest Capital Strategies LLC (“HCS”), our asset management arm—an SEC-registered investment adviser; and JMP Credit Corporation (“JMP Credit”), our corporate credit operation and a new addition to our business lines in 2009.

JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to, customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. JMP Securities provides equity research, sales and trading to institutional brokerage clients and capital raising and strategic advisory services to corporate clients. As of December 31, 2009, JMP Securities had 186 full-time employees, including 40 in equity research, 57 in sales and trading, 53 in investment banking and 36 in operations and administration.

HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors through investment partnerships and other entities managed by HCS. During the fiscal year ended December 31, 2009, HCS actively managed a family of six hedge funds, two funds of hedge funds and one externally advised REIT. As of December 31, 2009, HCS had 26 full-time employees.

Effective April 7, 2009, through our majority-owned subsidiary JMP Credit, we completed the acquisition of 100% of the membership interests of Cratos Capital Partners, LLC and its subsidiaries, including Cratos Capital Management, LLC (collectively, “Cratos”), a manager of collateralized loan obligations, together with certain securities of Cratos CLO I, Ltd. (the “CLO”). As of December 31, 2009, JMP Credit had 12 full-time employees.

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

Corporate Finance

We assist our publicly traded and privately held corporate clients with capital raising activities, which include the underwriting of a wide range of equity and debt securities, including common, preferred and convertible securities. Our public equity underwriting capabilities include initial public offerings and follow-on equity offerings. We also act as an agent in private placements of equity and debt securities and arrange private investments in public equity (“PIPE”) transactions as well as privately negotiated, registered direct stock offerings on behalf of our public company clients. We typically place securities with our client base of institutional investors, private equity and venture capital funds and high net-worth individuals.

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

Because of our focus on innovative and fast-growing companies, we are most often an advisor in company sale transactions, although we are taking steps to create equilibrium in our advisory business and expect, in addition, to increasingly represent corporate clients as buyers over time. We believe that our position as a lead manager or senior co-manager of public and private equity offerings will facilitate the growth of our mergers and acquisitions and strategic advisory businesses, as companies that have been issuers of securities become more mature and pursue acquisitions or other exit events for their investors.

Sales and Trading

Our sales and trading operation distributes our equity research product and communicates our proprietary investment recommendations to our institutional investors. In addition, our sales and trading staff executes equity trades on behalf of our clients and markets the securities of companies for which we act as an underwriter.

We have established a broad institutional client base rooted in longstanding relationships, which have been developed through a consistent focus on the investment and trading objectives of our clients. Our sales and trading professionals work closely with our equity research staff to provide insight and differentiated investment advice to approximately 550 institutional clients nationwide.

We believe that our sales and trading clients turn to us for timely, informed investment advice. Our equity research features proprietary themes and actionable ideas about industries and companies that are not widely evaluated by many other investment banks. In recent years, many investment banks have reduced their equity research coverage and market-making activities dedicated to companies with market capitalizations below certain thresholds. Additionally, with the recent failure or consolidation of several very large investment banking firms, the amount of market-making activity, liquidity and research coverage provided by broker-dealers for smaller stocks has significantly decreased. However, we continue to commit sales and trading resources to smaller-capitalization companies with the belief that institutional investors require and value such specialized knowledge and service.

Our sales and trading personnel are also central to our ability to market equity offerings and provide after-market support. Our capital markets group manages the syndication, marketing, execution and distribution of equity and debt offerings. Our syndicate activities include managing the marketing and order-taking process for underwritten transactions and conducting after-market stabilization and initial market-making. Our syndicate staff is also responsible for developing and maintaining relationships with the syndicate departments of other investment banks.

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

Our equity research focuses on our six target industries—business services, consumer, financial services, healthcare, real estate and technology—and on the following sectors underlying each industry:

Business Services • Business and Professional Services • Financial Processing and Outsourcing	Consumer • E-Commerce • Lifestyle Retailing and Products • Hardline Retailing	Financial Services • Brokers and Asset Managers • Commercial Banks • Consumer Finance • Mortgage Finance • Specialty Finance
Healthcare • Biotechnology • Healthcare Facilities • Healthcare IT • Healthcare Services • Medical Devices	Real Estate • Hotels and Resorts • Housing and Housing Supply Chain • Property Services • Real Estate Technology • REITs	Technology • Clean Technology • Communications Equipment • Internet • Semiconductors • Software • Enterprise Infrastructure

As of December 31, 2009, our research department included 23 publishing research analysts providing investment recommendations on 286 public companies. Approximately 49% of the stocks under coverage had market capitalizations of less than $1.0 billion and were divided among our target sectors as follows:

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

Asset Management

Through HCS, during 2009 we actively managed a family of six hedge funds, two funds of hedge funds and one externally advised REIT. As of December 31, 2009, we had a total of $563.6 million in client assets under management (including assets of employees and portfolio managers) and had an additional $43.3 million of our own capital invested in these vehicles. In addition, as of December 31, 2009 we had invested $3.6 million in funds managed by third parties.

In January 2008, we and certain affiliated entities completed the acquisition of 1.0 million shares of Series A Cumulative Redeemable Convertible preferred stock of New York Mortgage Trust, Inc. (“NYMT”), a publicly traded real estate investment trust (“REIT”) engaged in the investment management of mortgage-backed securities and high credit quality residential adjustable rate mortgage loans, at a price per share of $20.00, for a total of $20.0 million. The investment was comprised of $5.0 million from JMP Group Inc., $5.0 million from certain funds managed by HCS, and $10.0 million from JMP Realty Trust (“JMPRT”), which was an affiliated REIT managed by HCS. In February 2008, JMP Group Inc. purchased NYMT common stock for an aggregate amount of $4.5 million in a $60.0 million private investment in public equity (“PIPE”) transaction executed by NYMT. In addition, we have entered into an advisory agreement between HCS and NYMT to manage certain non-agency assets. On January 2, 2009, all of the assets and liabilities of JMPRT were transferred to Harvest Mortgage Opportunities Partners (“HMOP”), which is a hedge fund managed by HCS.

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

Corporate Credit

JMP Credit serves as the investment manager to a collateralized loan obligation (“CLO”) vehicle originally funded in May 2007. As of December 31, 2009, the CLO had a diversified portfolio of 111 corporate loans with an aggregate par amount of $464.1 million and restricted cash available to lend of $31.0 million. For the period from April 7, 2009, the date of the CLO acquisition by us, through December 31, 2009, JMP Credit earned management fees of $1.9 million or 50 bps annualized on gross assets under management. As we consolidate the CLO, in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), the management fees are eliminated on consolidation.

Industry Concentration in Financial Services and Real Estate Sectors

Although we have taken significant steps since 2001 to diversify and broaden our industry focus, two of the Company’s core franchises remain centered on the specialty finance and real estate industries. These two industries have suffered considerably since the second half of 2007 as turmoil in the U.S. and global economy has roiled the financial services and real estate sectors, in particular. Nevertheless, we believe that we have been negotiating this difficult period effectively and believe that market conditions in these sectors may work to our advantage if we are able to leverage our expertise to gain new business in the future.

Before we undertook our diversification efforts, our investment banking business generated 100% of its revenues from the financial services and homebuilding sectors. Due to the growth of healthcare investment banking revenues in 2009, 59.0% of investment banking revenues were derived from the financial services and homebuilding sectors. Our additional focus on industries such as software, Internet, life sciences, medical devices and healthcare services has counterbalanced our efforts in our original industry groups. In addition to broadening our industry concentration, we have worked in recent years to expand our investment banking product offerings so that we are not solely dependent on the public capital markets for our business opportunities. In 2009, we derived 59.3% of investment banking revenues from sources other than the public capital markets, including M&A and strategic advisory fees and private capital raising fees.

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

Net interest income from our corporate credit business depends, in large part, on our ability to acquire loans at favorable spreads over our borrowing costs. A number of entities compete with us to make the types of investments that we make. We compete with other CLO managers, business development companies, public and private funds, commercial and investment banks and commercial finance companies. Some competing entities have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create competition for investment opportunities. Some competitors may have a lower cost of funds than us and access to financing sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.

Employees

As of December 31, 2009, we had 224 employees, including 74 managing directors. We believe that our managing directors and other professionals have been attracted to our firm because of our focused industry coverage, our entrepreneurial culture and our dedication to providing growth companies and growth investors with exceptional client service, objective advice and innovative solutions. None of our employees are subject to any collective bargaining agreements, and we believe our relationship with our employees to be satisfactory.

Risk Management and Compliance

As an investment bank, risk is an inherent part of our business. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. The principal risks we face are market, liquidity, credit, legal, reputational and operational risks. We believe that we apply quantitative analysis and sound practical judgment before engaging in transactions to ensure that appropriate risk mitigants are in place. We accomplish this objective by carefully considering the amount of capital allocated to each of our businesses, establishing trading limits, setting credit limits for individual counterparties and, to the extent that we make principal investments, committing capital to transactions where we believe we have the advantage of industry or company-specific expertise. As part of our corporate credit and principal investment activities, we conduct due diligence before making any significant capital commitment in order to assess the risk inherent in a transaction and all significant investments must be approved by our investment committee and/or board of directors. All of our participations in underwritten offerings are required to be approved by our commitment committee. Our focus is balancing risk and return. We seek to achieve adequate returns from each of our businesses commensurate with the risks they assume. Nonetheless, the effectiveness of our approach to managing risks can never be completely assured. For example, unexpected large or rapid movements or disruptions in one or more markets or other unforeseen developments could have an adverse effect on our results of operations and financial condition. The consequences of these developments can include losses due to adverse changes in our principal investments, marketable security values, decreases in the liquidity of trading positions, increases in our credit exposure to customers and counterparties, and increases in general systemic risk.

Regulation

As a participant in the financial services industry, we are subject to complex and extensive regulation of most aspects of our business by U.S. federal and state regulatory agencies, self-regulatory organizations and securities exchanges. The laws, rules and regulations comprising the regulatory framework are constantly changing, as are the interpretation and enforcement of existing laws, rules and regulations. The effect of any such changes cannot be predicted and may direct the manner of our operations and affect our profitability.

Our broker-dealer subsidiary, JMP Securities, is subject to regulations governing every aspect of the securities business, including the execution of securities transactions; capital requirements; record-keeping and reporting procedures; relationships with customers, including the handling of cash and margin accounts; the experience of and training requirements for certain employees; and business procedures with firms that are not members of regulatory bodies.

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

Our asset management subsidiary, HCS, is an SEC-registered investment adviser, and accordingly subject to regulation by the SEC. Requirements under the Investment Advisors Act of 1940 include record-keeping, advertising and operating requirements, and prohibitions on fraudulent activities.

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

Accounting, Administration and Operations

Our accounting, administration and operations personnel are responsible for financial controls, internal and external financial reporting, compliance with regulatory and legal requirements, office and personnel services, management information and telecommunications systems and the processing of our securities transactions. We use a third-party service provider for payroll processing and servicing of asset-backed securities issued, and our clearing operations are currently performed by Ridge Clearing & Outsourcing Solutions, Inc. All of our data processing functions are performed by our management information systems personnel. We believe that our continued future growth will require implementation of new and enhanced communications and information systems and training of our personnel or the hiring of an outsourced provider to operate such systems. Any difficulty or significant delay in the implementation or operation of new systems or the training of personnel could harm our ability to manage growth.

Available Information

JMP Group Inc. is required to file current, annual and quarterly reports, proxy statements and other information required by the Exchange Act with the Securities and Exchange Commission. You may read and copy any document JMP Group Inc. files with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website at http://www.sec.gov, from which interested persons can electronically access JMP Group Inc.’s SEC filings.

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

JMP Group Inc. also makes available in the investor relations section of its website and will provide to shareholders in print form upon request (i) its corporate governance guidelines, (ii) its code of business conduct and ethics, and (iii) the charters of the audit, compensation, and corporate governance and nominating committees of its board of directors. These documents, as well as the information on the website of JMP Group Inc., are not intended to be part of this annual report.

Item 1A.	Risk Factors

Risks Related to Our Business

Recent turmoil in the global financial markets has negatively impacted and may continue to negatively impact our ability to generate business and revenues and may cause significant fluctuations in our stock price.

The stock and credit markets have experienced extreme volatility and disruption since mid-2007. In particular, during the fourth quarter of 2008, the market volatility and disruption reached unprecedented levels. While the market has become more stable in 2009, there remains a significant amount of uncertainty about a global economic recovery. Concerns over the availability and the cost of credit, the U.S. mortgage market, a declining real estate market, volatile energy prices, consumer confidence, unemployment, and geopolitical issues have contributed to this increased volatility and diminished expectations for the economy and the markets in the future. The markets produced downward pressure on stock prices and credit availability has contracted significantly for issuers in general. We continued to suffer a downturn in our investment banking business due to reduced activity by businesses in capital raising transactions and declines in their stock prices. The number of our investment banking transactions has fallen from an average of 74 per annum from 2005 through 2007 to an average of 45 per annum from 2008 through 2009.

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

•

Our industry could face increased regulation as a result of legislative or regulatory initiatives. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	Government intervention may not succeed in improving the financial and credit markets and may have negative consequences for our business.

It is difficult to predict how long the current economic conditions will continue, whether they will deteriorate and which of our business lines will be adversely affected. If one or more of the foregoing risks occurs, our revenues are likely to decline and, if we were unable to reduce expenses at the same pace, our profit margins would erode.

We focus principally on specific sectors of the economy, and deterioration in the business environment in these sectors or a decline in the market for securities of companies within these sectors could harm our business.

We focus principally on six target industries: business services, consumer, financial services, healthcare, real estate, and technology. Volatility in the business environment in these industries or in the market for securities of companies within these industries could adversely affect our financial results and the market value of our common stock. The business environment for companies in some of these industries has been subject to high levels of volatility in recent years, and our financial results have consequently been subject to significant variations from year to year. Over the last five years, the mix of our investment banking revenues has shifted from over 70% combined in financial services and real estate (slightly weighted in favor of the real estate sector) to 59% of total investment banking revenues in financial services and real estate in 2009. The life sciences sector has risen to 23% of total investment banking revenues in 2009 with the remaining 18% approximately of revenues being split amongst healthcare, software and technology. The market for securities in each of our target industries may also be subject to industry-specific risks. For example, we have research, investment banking and principal investments focused in the areas of financial services, real estate and mortgage-related securities. These sectors have been impacted negatively by disruption in the financial markets and downturn in the general economy and the real estate market. During this current downturn in the economy, several banks and securities firms in the United States and elsewhere failed or were acquired by other financial institutions, often in distressed sales. In addition, declines in the housing market, with falling home prices and increasing foreclosures, have adversely affected the credit performance of mortgage loans and have resulted in material write downs of asset values by financial institutions.

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

Our people are our most valuable resource. Our ability to obtain and successfully execute the transactions that generate a significant portion of our revenues depends upon the reputation, judgment, business generation capabilities and project execution skills of our senior professionals, particularly our managing directors and the members of our executive committee. The reputations and relationships of our senior professionals with our clients are a critical element in obtaining and executing client engagements. Turnover in the investment banking industry is high and we encounter intense competition for qualified employees from other companies in the investment banking industry as well as from businesses outside the investment banking business, such as hedge funds and private equity funds. To the extent we continue to have annual compensation and benefits expense targets, we may not be able to retain our professionals or recruit additional professionals at compensation levels that are within our target range for compensation and benefits expense. If we were to lose the services of any of our investment bankers, senior equity research, sales and trading professionals, asset managers, or executive officers to a new or existing competitor or otherwise, we may not be able to retain valuable relationships and some of our clients could choose to use the services of a competitor instead of our services. If we are unable to retain our senior professionals or recruit additional professionals, our reputation, business, results of operations and financial condition will be adversely affected. Further, new business initiatives and efforts to expand existing businesses generally require that we incur compensation and benefits expense before generating additional revenues.

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

We are a relatively small investment bank with 224 employees as of December 31, 2009, and net revenues of $149.5 million for the year ended December 31, 2009. Many of our competitors have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more senior professionals to serve their clients’ needs, greater global reach and more established relationships with clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the investment banking industry, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share generally. These firms have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide commercial financing has become an important advantage for some of our larger competitors and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the investment banking industry. In addition, if the number of capital markets and financial advisory transactions continues to decline in response to current economic conditions, larger investment banking firms may seek to enter into engagements with smaller companies and for smaller transactions that traditionally would have been considered too small for these firms.

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

Our stock price has been volatile and it may continue to be volatile in the future.

The market price of our common stock could be subject to significant fluctuations due to factors such as:

•	changes in book value due to principal investment valuations;

•	actual or anticipated fluctuations in our financial condition or results of operations;

•	failure to meet the expectations of securities analysts;

•	a decline in the stock prices of peer companies;

•	a discount in the trading multiple of our common stock relative to that of common stock of certain of our peer companies due to perceived risks associated with our smaller size;

•	the success or failure of potential acquisitions, our operating strategies and our perceived prospects and those of the financial services industry in general;

•	the realization of any of the other risks described in this section;

•	sales of substantial amounts of our common stock by our employees or other stockholders, or the possibility of such sales; and

•	changes in our dividend policy.

We currently have on file with the SEC an effective “universal” shelf registration statement on Form S-3, which enables us to sell, from time to time, our common stock and other securities covered by the registration statement in one or more public offerings. Sales of substantial amounts of our common stock or other securities covered by the registration statement may adversely affect the price of our common stock. Declines in the price of our common stock may adversely affect our ability to recruit and retain key employees, including our managing directors and other key professional employees. In addition, we may not be able to access the capital markets for future principal transactions.

Our financial results from investment banking activities may fluctuate substantially from period to period, which may impair our stock price.

We have experienced, and expect to experience in the future, significant variations from period to period in our revenues and results of operations from investment banking activities. Future variations in investment banking revenues may be attributable in part to the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the business of a client or a counterparty. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the contemplated transaction. In addition, we pay significant expenses related to a contemplated transaction regardless of whether or not the contemplated transaction generates revenues. This risk may be intensified by our focus on growth companies in the business services, consumer, financial services, healthcare, real estate and technology industries, which have been adversely affected by the current economic turmoil. According to data from Dealogic, a provider of global investment banking analysis and systems, the number of mergers and acquisition transactions in the U.S. decreased from approximately 8,500 in 2007 to approximately 6,600 in 2008 and further decreased to approximately 5,000 in 2009. The number of capital raising transactions decreased from 739 in 2007 to 306 in 2008 and then increased to 702 in 2009. Our investment banking revenues would be adversely affected in the event that the trend in mergers and acquisitions continues or the number of capital raising transactions again declines. As a result, we may not achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect our stock price.

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

We derive a significant portion of our revenues from our sales and trading business, which accounted for 23%, 49%, and 36% of our net revenues for the years ended December 31, 2009, 2008 and 2007 respectively. Along with other investment banking firms, we have experienced intense price competition in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the downward pressure on trading commissions and spreads. We expect this trend toward alternative trading systems and downward pricing pressure in the business to continue. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price or by using their own capital to facilitate client trading activities. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to clients in order to win their trading business. As we are committed to maintaining and improving our comprehensive research coverage in our target sectors to support our sales and trading business, we may be required to make substantial investments in our research capabilities to remain competitive. If we are unable to compete effectively in these areas, the revenues of our sales and trading business may decline, and our business, results of operations and financial condition may be harmed.

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

According to a Hedge Fund Research Inc. report published in January 2010, the hedge fund industry experienced net investor redemptions of approximately $131.0 billion in 2009. How long this lack of confidence in the performance of hedge funds will continue remains to be seen, however it is possible that it will become increasingly difficult for our funds to raise capital in the short term.

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

These and other factors could reduce our earnings and revenues and adversely affect our business. In addition, if we are forced to compete with other alternative asset managers on the basis of price, we may not be able to maintain our current base management and incentive fee structures. We have historically competed primarily on the performance of our funds, and not on the level of our fees relative to those of our competitors. However, there is a risk that fees in the alternative investment management industry will decline, without regard to the historical performance of a manager, including our managers. Fee reductions on our existing or future funds, without corresponding decreases in our cost structure, would adversely affect our revenues and distributable earnings.

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

Our asset management fund agreements generally permit investors to redeem their investments with us after an initial “lockup” period during which redemptions are restricted or penalized. However, any such restrictions may be waived by us. Thereafter, redemptions are permitted at quarterly or annual intervals. If the return on the assets under our management does not meet investors’ expectations, investors may elect to redeem their investments and invest their assets elsewhere, including with our competitors. Our management fee revenues correlate directly to the amount of assets under our management; therefore, redemptions may cause our fee revenues to decrease. Investors may decide to reallocate their capital away from us and to other asset managers for a number of reasons, including poor relative investment performance, changes in prevailing interest rates which make other investments more attractive, changes in investor perception regarding our focus or alignment of interest, dissatisfaction with changes in or a broadening of a fund’s investment strategy, changes in our reputation, and departures or changes in responsibilities of key investment professionals. For these and other reasons, the pace of redemptions and corresponding reduction in our assets under management could accelerate. In the future, redemptions could require us to liquidate assets under unfavorable circumstances, which would further harm our reputation and results of operations.

The recent crisis in the global credit markets has adversely affected and may continue to adversely affect our CLO investments.

The global economy has been affected by a crisis in the credit markets and has experienced a general downturn. Among the sectors particularly challenged by the current crisis in the global credit markets are the CLO and leveraged finance markets. In the current environment, liquidity in the credit markets has been reduced, resulting in an increase in credit spreads and a decline in ratings, performance and market values for leveraged loans. We have significant exposure to these markets through our investments in Cratos CLO I, Ltd. (the “CLO”) that issued notes to investors secured by a pool of corporate loans. We invested in deeply subordinated securities issued by the CLO, representing highly leveraged investments in the underlying collateral, which increases both the opportunity for higher returns as well as the magnitude of losses when compared to the other investors that rank more senior to us in right of payment. As a result of our subordinated position in the CLO, we and our investors are at greater risk of suffering losses.

The CLO market in which we invest has experienced an increase in downgrades, defaults and declines in market value and defaults in respect of leveraged loans in their collateral. The CLO has to comply with certain asset coverage tests, such as the amount of discounted obligations and “CCC” rating agency classified obligations it can hold. During any time the CLO exceeds such a limit, our ability as the CLO manager, to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, defaulted obligations, discounted assets (those purchased below 85% of their par value) and assets rated “CCC” or lower in excess of applicable limits in the CLO’s investment criteria are not given full par credit for purposes of calculation of the CLO overcollateralization (“OC”) tests. As a result, many CLOs are failing or may in the future fail one or more of their overcollateralization tests. If this were to occur for our CLO, it could cause a diversion of cash flows away from us as holders of the subordinated CLO securities in favor of investors more senior than us in right of repayment, until the relevant overcollateralization tests are satisfied. Our CLO was in violation of the most junior OC test in 2009, and we were required to use a substantially all of the residual cash flows to buy additional collateral or to pay down the most senior note holders rather than distribute the money to us as owners of the subordinated notes. If the CLO continues to violate the most junior OC test, or any more senior tests, we will continue to see a diversion of cash flows away from us until the violation is cured. In the most extreme case, if the CLO were in violation of the most senior OC test, the most senior note holders would have the ability to declare an event of default and cause an acceleration all principal and interest outstanding on the notes. In addition, it is possible that the CLO’s collateral will be depleted before we realize a return on our CLO investments.

Although the credit markets in general and the leveraged loan market in particular, improved significantly in the second half of 2009, we were still in violation of our most junior overcollateralization test as of the end of the year. If we do not achieve compliance with this test we will continue to pay down the most senior CLO notes with our residual cash flow in the CLO.

The ability of the CLO to make interest payments to the holders of its senior notes is highly dependent upon the performance of the CLO collateral. If the collateral was to experience a significant decrease in cash flow due to an increased default level, the CLO may be unable to pay interest to the holders of the senior notes which would allow such holders to declare an event of default under the indenture governing the transaction and accelerate all principal and interest outstanding on the senior notes.

There can be no assurance that market conditions giving rise to these types of consequences will not occur, subsist or become more acute in the future.

We invest our own principal capital in equities and debt that expose us to a significant risk of capital loss.

We use a portion of our own capital in a variety of principal investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. At December 31, 2009, our gross principal investments included $59.1 million invested in other investments, of which $36.2 million was related to our family of funds, $15.0 million to New York Mortgage Trust, Inc. (“NYMT”) convertible preferred stock, $2.3 million to equity securities of private companies, $3.6 million to funds managed by third-parties, and $2.0 million to a joint venture. We also had $5.9 million invested in marketable securities in long positions, which includes our investments in NYMT common stock of $4.3 million, and $1.0 million invested through short positions on marketable securities. In addition, we have investments in private companies through loans and lines of credit, which as of December 31, 2009, are carried at $1.6 million net of reserves for credit losses. The companies in which we invest may rely on new or developing technologies or novel business models, or concentrate on markets which are or may be disproportionately impacted by pressures in the financial services and/or mortgage and real estate sectors, have not yet developed and which may never develop sufficiently to support successful operations, or their existing business operations may deteriorate or may not expand or perform as projected. As a result, we have suffered losses in the past and we may suffer losses from our principal investment activities in the future.

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

We may experience write downs of our investments and other losses related to the valuation of our investments and volatile and illiquid market conditions.

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

Our clients engaging us with respect to mergers and acquisitions often rely on access to the secured and unsecured credit markets to finance their transactions. The lack of available credit and the increased cost of credit could adversely affect the size, volume and timing of our clients’ merger and acquisition transactions—particularly large transactions—and adversely affect our investment banking business and revenues.

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

Although we have paid a quarterly dividend on our common stock since our initial public offering, there can be no assurance that in the future sufficient cash will be available to pay such dividends and our board of directors may at any time modify or revoke our current dividend policy. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. We do not intend to borrow funds in order to pay dividends. In addition, JMP Group Inc., the entity from which we make our dividend payments, is a holding company that does not conduct any business operations of its own, and therefore, it is dependent upon cash dividends and other transfers from our subsidiaries to make dividend payments on its common stock. The amounts available to us to pay cash dividends are restricted by existing and future debt agreements. In general, under the credit agreement governing our revolving line of credit and term loan with City National Bank, which expires on December 31, 2013, JMP Group LLC (our wholly owned subsidiary through which we own JMP Securities and Harvest Capital Strategies) is restricted under certain circumstances from paying dividends or making other distributions to us if an event of default has occurred under that agreement. SEC regulations also provide that JMP Securities may not pay cash dividends to us if certain minimum net capital requirements are not met. In addition, Delaware law permits the declaration of dividends only to the extent of our surplus (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal years. In the event we do not pay cash dividends on our common stock as a result of these restrictions, you may not receive any return on an investment in our common stock unless you sell your common stock for a price greater than the price for which you paid.

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

The demands of running a public company could require our senior management to devote more time to regulatory and other requirements.

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

Risks Related to Our Investment in New York Mortgage Trust, Inc.

As discussed further in Item 8. Note 2 to our consolidated financial statements, on January 18, 2008, we (including certain unconsolidated affiliates) made an investment in convertible preferred stock of New York Mortgage Trust, Inc. (“NYMT”), a publicly traded real estate investment trust engaged in the investment management of mortgage-backed securities and high credit quality residential adjustable rate mortgage loans. Such investment by JMP Group Inc. and affiliated entities was $20.0 million in total, comprised of $5.0 million by JMP Group Inc., $5.0 million by certain funds managed by Harvest Capital Strategies LLC, and $10.0 million by JMP Realty Trust, Inc. (“JMPRT”). JMPRT’s investment in NYMT was transferred to Harvest Mortgage Opportunities Partners (“HMOP”) on January 2, 2009. In addition, JMP Group Inc. invested $4.5 million in the common stock of NYMT on February 14, 2008 through a private investment public equity (PIPE) transaction.

The risks related to our investment in NYMT are set forth in NYMT’s Exchange Act public filings and include but are not limited to the following:

Declines in the market values of assets in NYMT’s investment portfolio may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to NYMT stockholders.

The market value of the interest-bearing assets in which NYMT invests, most notably RMBS and purchased prime ARM loans and any related hedging instruments, may move inversely with changes in interest rates. NYMT anticipates that increases in interest rates will tend to decrease its net income and the market value of its interest-bearing assets. Substantially all of the RMBS and CLO within NYMT’s investment portfolio is classified for accounting purposes as “available for sale.” Changes in the market values of trading securities will be reflected in earnings and changes in the market values of available for sale securities will be reflected in NYMT’s stockholders’ equity. As a result, a decline in market values may reduce the book value of NYMT’s assets. Moreover, if the decline in market value of an available for sale security is other than temporary, such decline will reduce earnings.

A decline in the market value of NYMT RMBS and other interest-bearing assets, such as the decline NYMT experienced during the market disruption in March 2008, may adversely affect NYMT, particularly in instances where NYMT has borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require NYMT to post additional collateral to support the loan, which would reduce NYMT’s liquidity and limit NYMT’s ability to leverage its assets.

In addition, if NYMT were, or anticipates being, unable to post the additional collateral, NYMT would have to sell the assets at a time when it might not otherwise choose to do so. In the event that NYMT does not have sufficient liquidity to meet such requirements, lending institutions may accelerate indebtedness, increase interest rates and terminate NYMT’s ability to borrow, any of which could result in a rapid deterioration of NYMT’s financial condition and cash available for distribution to its stockholders. Moreover, if NYMT liquidates the assets at prices lower than the amortized cost of such assets, it will incur losses.

NYMT may change its investment strategy, operating policies and/or asset allocations without stockholder consent, any of which could result in losses.

NYMT may change its investment strategy, operating policies and/or asset allocation with respect to investments, acquisitions, leverage, growth, operations, indebtedness, capitalization and distributions at any time without the consent of NYMT’s stockholders, which may result in riskier investments. For example, during 2009,

NYMT commenced investments pursuant to an alternative investment strategy adopted by its management that was focused on a broad range of real estate- and financial-related assets that differ in structure, risk and potential return, among other things, from the Agency RMBS that NYMT had focused its investment efforts on since 2007. NYMT will continue to consider a broad range of assets for investment, including those outside of its targeted asset class, that it believe will be accretive to earnings and may allow it to utilize all or a portion of an approximately $62.2 million net operating loss carry-forward. The assets NYMT may acquire in the future are comprised of a broad range of asset classes and types and may be different than NYMT’s historical investments. A change in NYMT’s investment strategy may increase its exposure to interest rate and/or credit risk, default risk and real estate market fluctuations. Furthermore, a change in NYMT’s asset allocation could result in its making investments in asset categories different from its historical investments and in which it has limited or no investment experience. These changes could result in a decline in earnings or losses which could adversely affect NYMT’s financial condition, results of operations, the market price of its common stock or its ability to pay dividends.

Continued adverse developments in the residential mortgage market, and the economy generally, may adversely affect NYMT’s business, particularly the ability of NYMT to acquire RMBS and the value of the RMBS that NYMT holds in its portfolio as well as its ability to finance or sell its RMBS.

In recent years, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including declining home values, heightened defaults, credit losses and liquidity concerns. News of potential and actual security liquidations as a result of those economic difficulties has increased the volatility of many financial assets, including RMBS. These disruptions materially adversely affected the performance and market value in recent years of the RMBS in NYMT’s portfolio and prime ARM loans held in securitization trusts, as well as other interest-earning assets that NYMT may consider acquiring in the future. Securities backed by residential mortgage loans originated in 2006 and 2007 have had higher and earlier than expected rates of delinquencies. In addition, while most economists believe the recession ended in the fourth quarter of 2009, housing prices continue to fall in certain areas around the country while unemployment rates have risen sharply during the past year, which will further increase the risk for higher delinquency rates. Many RMBS and other interest-earning assets have been downgraded by rating agencies in recent years, and rating agencies may further downgrade these securities in the future. Lenders have imposed additional and more stringent equity requirements necessary to finance these assets, particularly in the case of non-Agency securities, and frequent impairments based on mark-to-market valuations have generated substantial collateral calls in the industry. As a result of these difficulties and changed economic conditions, many companies operating in the mortgage specialty finance sectors have failed and others, including Fannie Mae and Freddie Mac, continue to face serious operating and financial challenges. While the U.S. Federal Reserve has taken certain actions in an effort to ameliorate the current market conditions, and the U.S. Treasury and the Federal Housing Finance Agency, or FHFA, which is the federal regulator now assigned to oversee Fannie Mae and Freddie Mac, are also taking actions, despite reported stabilization in some sectors, these efforts may ultimately be ineffective. As a result of these factors, among others, the market for these securities may be adversely affected for a significant period of time.

During the past two years, housing prices and appraisal values in many states have declined or stopped appreciating, after extended periods of significant appreciation. A continued decline or an extended flattening of those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, particularly with respect to second homes and investor properties and with respect to any residential mortgage loans, the aggregate loan amounts of which (including any subordinate liens) are close to or greater than the related property values.

Fannie Mae and Freddie Mac guarantee the payments of principal and interest on the Agency RMBS in NYMT’s portfolio even if the borrowers of the underlying mortgage loans default on their payments. However, rising delinquencies and market perception can still negatively affect the value of NYMT’s Agency RMBS or create market uncertainty about their true value. While the market disruptions have been most pronounced in the non-Agency RMBS market, the impact has extended to Agency RMBS. During a significant portion of 2008, the value of Agency RMBS were unstable and relatively illiquid compared to prior periods.

Agency RMBS guaranteed by Fannie Mae and Freddie Mac are not supported by the full faith and credit of the United States. Fannie Mae and Freddie Mac have suffered significant losses and, despite significant steps taken by the U.S. government to stabilize these entities, Fannie Mae and Freddie Mac could default on their guarantee obligations, which would materially and adversely affect the value of NYMT’s RMBS or other Agency indebtedness in which we may invest in the future. The U.S. Treasury plans to release a preliminary report on the future of Fannie Mae and Freddie Mac in the near future, which report may recommend the abolishment of Fannie Mae and Freddie Mac in favor of a new system.

NYMT generally post its Agency RMBS, and it may in the future post non-Agency RMBS, as collateral for NYMT’s borrowings under repurchase agreements. Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for NYMT to obtain financing on favorable terms or at all, or to maintain NYMT’s compliance with the terms of any financing arrangements. The value of RMBS may decline for several reasons, including, for example, rising delinquencies and defaults, increases in interest rates, falling home prices and credit uncertainty at Fannie Mae or Freddie Mac. In addition, in recent years, repurchase lenders have been requiring higher levels of collateral to support loans collateralized by RMBS than they have in the past, making borrowings more difficult and expensive. At the same time, market uncertainty about residential mortgage loans in general could continue to depress the market for RMBS, which means that it may be more difficult for NYMT to sell RMBS on favorable terms or at all. Further, a decline in the value of RMBS, particularly Agency RMBS, could subject NYMT to margin calls, for which it may have insufficient liquidity to support, resulting in forced sales of its assets at inopportune times. If market conditions result in a decline in available purchasers of RMBS or the value of NYMT’s RMBS, NYMT’s financial position and results of operations could be adversely affected.

The conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. government, may adversely affect NYMT’s business.

The payments NYMT expects to receive on the Agency RMBS it holds in its portfolio and in which it invests depend upon a steady stream of payments on the mortgages underlying the securities and are guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae is part of a U.S. government agency and its guarantees are backed by the full faith and credit of the United States. Fannie Mae and Freddie Mac are U.S. government-sponsored enterprises, but their guarantees are not backed by the full faith and credit of the United States.

Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for substantial amounts of additional capital. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the recent credit market disruption, Congress and the U.S. Treasury undertook a series of actions to stabilize these government-sponsored entities and the financial markets, generally, including placing Fannie Mae and Freddie Mac into conservatorship on September 7, 2008. The conservatorship of Fannie Mae and Freddie Mac and certain other actions taken by the U.S. Treasury and U.S. Federal Reserve were designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and mortgage-backed securities. The U.S. government program includes contracts between the U.S. Treasury and each government-sponsored enterprise to seek to ensure that each enterprise maintains a positive net worth. Each contract had an original capacity of $200.0 billion, but now has no cap. Each contract provides for the provision of cash by the U.S. Treasury to the government-sponsored enterprise if FHFA determines that its liabilities exceed its assets. Freddie Mac has drawn $60.0 billion and Fannie Mae has drawn $51.0 billion under these contracts. Both Fannie Mae and Freddie Mac have indicated they will need to request additional draws this year, and it is possible the draw request will not be granted. Although the U.S. government has described some specific steps and reforms that it intends to take as part of the conservatorship process, efforts to stabilize these entities may not be successful and the outcome and impact of these events remain highly uncertain.

Although the U.S. government has committed capital to Fannie Mae and Freddie Mac, there can be no assurance that the capital infusions will be adequate for their needs. If the financial support is inadequate, these companies could continue to suffer losses and could fail to honor their guarantees and other obligations. In June 2009, as part of the Obama administration’s far reaching financial industry recovery proposal, the U.S. Treasury announced that it and the Department of Housing and Urban Development, in consultation with other government agencies, plans to engage in a wide-ranging initiative to develop recommendations on the future of Fannie Mae and Freddie Mac, and the Federal Home Loan Bank System. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably limited relative to historical measurements. A preliminary report on these future roles is expected to be released by the U.S. Treasury in the near future. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes Agency RMBS and could have broad adverse implications for the market and for NYMT’s business.

The U.S. Treasury’s RMBS purchase program is expected to end in the first quarter of 2010. The U.S. Treasury will have purchased $220.0 billion in RMBS when this program ends. The U.S. Treasury can hold its portfolio of RMBS to maturity and, based on mortgage market conditions, may make adjustments to the portfolio. This flexibility may adversely affect the pricing and availability for RMBS, particularly Agency RMBS. It is also possible that the U.S. Treasury could decide to purchase Agency securities in the future, which could create additional demand that would negatively affect the pricing of RMBS that NYMT seeks to acquire.

The U.S. Treasury could also stop providing credit support to Fannie Mae and Freddie Mac in the future. The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into conservatorship have stirred debate among some federal policy makers regarding the continued role of the U.S. government in providing liquidity for mortgage loans. The U.S. Treasury plans to release a preliminary report of the future of Fannie Mae and Freddie Mac in February 2010. Each of Fannie Mae and Freddie Mac could be dissolved and the U.S. government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were eliminated, NYMT would not be able, or if their structures were to change radically, NYMT might not be able, to acquire Agency RMBS from these companies, which would adversely affect its current business model.

NYMT’s income also could be negatively affected in a number of ways depending on the manner in which related events unfold. For example, the current credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rates NYMT expects to receive from the Agency RMBS in its portfolio and in which it invests, thereby tightening the spread between the interest NYMT earns on its portfolio of targeted assets and its cost of financing that portfolio. A reduction in the supply of Agency RMBS could also negatively affect the pricing of the Agency RMBS held in NYMT’s portfolio and in which it invests by reducing the spread between the interest NYMT earns on its portfolio of targeted assets and its cost of financing that portfolio.

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. government. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. government, and could also nationalize or eliminate such entities entirely. In January 2010, House Financial Services Committee Chairman, Barney Frank, was reported to have indicated that his Committee would recommend abolishing Fannie Mae and Freddie Mac in their current form in favor of a whole new system of housing finance. Any law affecting these government-sponsored enterprises may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac Agency RMBS. It also is possible that such laws could adversely impact the market for RMBS and spreads at which such securities trade. All of the foregoing could materially adversely affect NYMT’s business, operations and financial condition.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns, on the interest-earning assets in which NYMT invests.

In late 2008, the U.S. government, through the Federal Housing Authority and the Federal Deposit Insurance Corporation, or FDIC, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. The programs involve, among other things, modifications of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. In addition, members of the U.S. Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings. These loan modification programs, as well as future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the interest-earning assets in which NYMT invests, including through prepayments on the mortgage loans underlying its RMBS and the mortgage loans held in its securitization trusts.

Loan delinquencies on NYMT’s prime ARM loans held in securitization trusts may increase as a result of significantly increased monthly payments required from ARM borrowers after the initial fixed period.

The scheduled increase in monthly payments on certain adjustable rate mortgage loans held in NYMT’s securitization trusts may result in higher delinquency rates on those mortgage loans and could have a material adverse affect on NYMT’s net income and results of operations. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, may result in significantly increased monthly payments for borrowers with adjustable rate mortgage loans. Borrowers seeking to avoid these increased monthly payments by refinancing their mortgage loans may no longer be able to fund available replacement loans at comparably low interest rates or at all. A decline in housing prices may also leave borrowers with insufficient equity in their homes to permit them to refinance their loans or sell their homes. In addition, these mortgage loans may have prepayment premiums that inhibit refinancing.

NYMT may be required to repurchase loans if it breached representations and warranties from loan sale transactions, which could harm its profitability and financial condition.

Loans from NYMT’s discontinued mortgage lending operations that were sold to third parties under agreements include numerous representations and warranties regarding the manner in which the loan was originated, the property securing the loan and the borrower. If these representations or warranties are found to have been breached, NYMT may be required to repurchase the loan. NYMT may be forced to resell these repurchased loans at a loss, which could harm NYMT’s profitability and financial condition.

The mortgage loans NYMT may invest directly in and those underlying NYMT’s CMBS and RMBS are subject to delinquency, foreclosure and loss, which could result in losses to NYMT.

NYMT’s investment strategy permits it to consider a broad range of asset types, including CMBS, non-Agency RMBS and other mortgage assets, including mortgage loans. Commercial mortgage loans are secured by multi-family or commercial property. They are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Such income can be affected by many factors.

Residential mortgage loans are secured by single-family residential property. They are subject to risks of delinquency and foreclosure, and risks of loss. The ability of a borrower to repay a loan secured by a residential property depends on the income or assets of the borrower. Many factors may impair borrowers’ abilities to repay their loans. ABS are bonds or notes backed by loans or other financial assets.

In the event of any default under a mortgage loan held directly by NYMT, NYMT will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan. This could impair NYMT’s cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the loan will be deemed secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court). The lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

Foreclosure of a mortgage loan can be expensive and lengthy. This could impair NYMT’s anticipated return on the foreclosed mortgage loan. Moreover, RMBS represent interests in or are secured by pools of residential mortgage loans and CMBS represent interests in or are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. To the extent a foreclosure or loss occurs on the underlying mortgage loan, NYMT will receive less principal and interest from that security in the future. Accordingly, the CMBS and non-Agency RMBS NYMT may invest in are subject to all of the risks of the underlying mortgage loans.

NYMT’s investments in subordinated CMBS or RMBS could subject NYMT to increased risk of losses.

NYMT may also invest in securities that represent subordinated tranches of CMBS or non-Agency RMBS. In general, losses on an asset securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by any cash reserve fund or letter of credit provided by the borrower, and then by the first loss subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit—and any classes of securities junior to those in which NYMT invests—NYMT may not be able to recover all of its investment in the securities it purchases. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy delinquent interest and principal payments due on the related CMBS or RMBS, the securities in which NYMT invests may effectively become the first loss position behind the more senior securities, which may result in significant losses to NYMT.

The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgages underlying mortgage-backed securities to make principal and interest payments or to refinance may be impaired. In this case, existing credit support in the securitization structure may be insufficient to protect NYMT against loss of its principal on these securities.

NYMT may invest in high yield or subordinated and lower rated securities that have greater risks of loss than other investments, which could adversely affect its business, financial condition and cash available for dividends.

NYMT may invest in high yield or subordinated or lower rated securities, which involve a higher degree of risk than other investments. Numerous factors may affect a company’s ability to repay its high yield or subordinated securities, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. These securities may not be secured by mortgages or liens on assets. NYMT’s right to payment and security interest with respect to such securities may be subordinated to the payment rights and security interests of the senior lender. Therefore, NYMT may be limited in its ability to enforce its rights to collect these loans and to recover any of the loan balance through a foreclosure of collateral.

Continued adverse developments in the residential mortgage market and financial markets, including recent mergers, acquisitions or bankruptcies of potential repurchase agreement counterparties, as well as defaults, credit losses and liquidity concerns, could make it difficult for NYMT to borrow money to fund its investment strategy or continue to fund its investment portfolio on a leveraged basis, on favorable terms or at all, which could adversely affect NYMT’s profitability.

NYMT relies on the availability of financing to acquire Agency RMBS and to fund its investment portfolio on a leveraged basis. Since March 2008, there have been several announcements of proposed mergers, acquisitions or bankruptcies of investment banks and commercial banks that have historically acted as repurchase agreement counterparties. This has resulted in a fewer number of potential repurchase agreement counterparties operating in the market and reduced financing capacity. In addition, many commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These losses have reduced financial industry capital, leading to reduced liquidity for some institutions. Institutions from which NYMT seeks to obtain financing may have owned or financed RMBS which have declined in value and caused them to suffer losses as a result of the recent downturn in the residential mortgage market. If these conditions persist, these institutions may be forced to exit the repurchase market, merge with another counterparty, become insolvent or further tighten their lending standards or increase the amount of equity capital or haircut required to obtain financing. Moreover, because NYMT’s equity market capitalization places it at the low end of market capitalization among all mortgage REITs, continued adverse developments in the residential mortgage market may cause some of NYMT’s lenders to reduce or terminate its access to future borrowings before those of its competitors. Any of these events could make it more difficult for NYMT to obtain financing on favorable terms or at all. NYMT’s profitability will be adversely affected if it is unable to obtain cost-effective financing for its investments.

Failure to procure adequate debt financing, or to renew or replace existing debt financing as it matures, would adversely affect NYMT’s results and may, in turn, negatively affect the value of NYMT’s common stock and NYMT’s ability to distribute dividends.

NYMT uses debt financing as a strategy to increase its return on investment securities in its investment portfolio. However, NYMT may not be able to achieve its desired debt-to-equity ratio for a number of reasons, including the following:

•	NYMT’s lenders do not make debt financing available to NYMT at acceptable rates; or

•	NYMT’s lenders require that NYMT pledges additional collateral to cover its borrowings, which it may be unable to do.

The dislocations in the residential mortgage market and credit markets have led lenders, including the financial institutions that provide financing for NYMT’s investment securities, to heighten their credit review standards, and, in some cases, to reduce or eliminate loan amounts available to borrowers. As a result, NYMT cannot assure you that any, or sufficient, debt funding will be available to NYMT in the future on terms that are acceptable to NYMT. In the event that NYMT cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the value of NYMT’s common stock and its ability to make distributions, and you may lose part or all of your investment.

Furthermore, because NYMT relies primarily on short-term borrowings to finance its investment securities, NYMT’s ability to achieve its investment objective depends not only on its ability to borrow money in sufficient amounts and on favorable terms, but also on its ability to renew or replace on a continuous basis its maturing short-term borrowings. As of December 31, 2009, substantially all of NYMT’s borrowings under repurchase agreements bore maturities of 30 days or less. If NYMT is not able to renew or replace maturing borrowings, NYMT will have to sell some or all of its assets, possibly under adverse market conditions.

The repurchase agreements that NYMT uses to finance its investments may require it to provide additional collateral, which could reduce its liquidity and harm its financial condition.

NYMT intends to use repurchase agreements to finance its investments. If the market value of the loans or securities pledged or sold by NYMT to a funding source decline in value, NYMT may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced, but NYMT may not have the funds available to do so. Posting additional collateral to support its repurchase agreements will reduce NYMT’s liquidity and limit its ability to leverage its assets. In the event NYMT does not have sufficient liquidity to meet such requirements, lending institutions can accelerate NYMT’s indebtedness, increase NYMT’s borrowing rates, liquidate NYMT’s collateral at inopportune times and terminate NYMT’s ability to borrow. This could result in a rapid deterioration of NYMT’s financial condition and possibly require it to file for protection under the U.S. Bankruptcy Code.

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

Asset management businesses have experienced a number of highly publicized regulatory inquiries which have resulted in increased scrutiny within the industry and new rules and regulations for mutual funds, investment advisors and broker-dealers. Although we do not act as an investment advisor to mutual funds, we are registered as an investment advisor with the SEC and the regulatory scrutiny and rulemaking initiatives may result in an increase in operational and compliance costs or the assessment of significant fines or penalties against our asset management business, and may otherwise limit our ability to engage in certain activities. In addition, the SEC staff has conducted studies with respect to soft dollar practices in the brokerage and asset management industries and proposed interpretive guidance regarding the scope of permitted brokerage and research services in connection with soft dollar practices. The SEC staff has indicated that it is considering additional rulemaking in this and other areas, and we cannot predict the effect that additional rulemaking may have on our asset management or brokerage business or whether it will be adverse to us. For example, the SEC recently instituted a permanent ban on “naked” short sales. In addition, Congress is currently considering imposing new requirements on entities that securitize assets, which could affect our credit activities. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.

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

We occupy four principal offices, with our headquarters located in San Francisco, other offices in New York, Boston and Chicago, and additional space in the state of Georgia, all of which are leased. Our San Francisco headquarters is located at 600 Montgomery Street and comprises approximately 50,430 square feet of leased space, pursuant to lease agreements expiring in 2011. In New York, we lease approximately 9,940 square feet at 450 Park Avenue pursuant to a lease agreement expiring in 2011. Our Boston office is located at 265 Franklin Street and consists of approximately 2,490 square feet of leased space pursuant to a lease agreement expiring in 2011. In Chicago, we lease approximately 2,500 square feet at 190 South LaSalle Street pursuant to a lease agreement expiring 2015. In the state of Georgia, we lease approximately 150 square feet in Atlanta at 3340 Peachtree Road NE pursuant to a sublease agreement expiring in 2010 and lease approximately 29,962 square feet in Alpharetta at 3440 Preston Ridge Road pursuant to a lease agreement expiring in 2012. We sublease 23,169 square feet of the total space in Alpharetta to third parties.

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

Item 4.	Reserved

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividend Policy

Our common stock is traded on the NYSE under the symbol “JMP.” The following table sets forth, for the years ended December 31, 2009 and 2008, the high and low sales prices per share of our common stock, as quoted on the NYSE.

	Sales Price
	High	Low
Year Ended December 31, 2009
First quarter	$5.45	$3.90
Second quarter	7.77	4.35
Third quarter	10.95	7.28
Fourth quarter	10.45	8.16

	Sales Price
	High	Low
Year Ended December 31, 2008
First quarter	$8.15	$5.97
Second quarter	7.65	6.43
Third quarter	7.29	5.00
Fourth quarter	5.73	3.41

As of December 31, 2009, there were approximately 155 holders of record of our common stock.

The Company currently intends to pay quarterly cash dividends on all outstanding shares of common stock. We do not plan to pay dividends on unvested shares of restricted stock.

The Company’s board of directors declared the following dividends in the years ended December 31, 2009 and 2008:

Year Ended December 31, 2009
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 3, 2009	$0.01	March 20, 2009	$205,054	April 3, 2009
May 5, 2009	$0.01	May 22, 2009	$207,501	June 5, 2009
August 4, 2009	$0.01	August 21, 2009	$207,561	September 4, 2009
November 4, 2009	$0.01	November 20, 2009	$215,336	December 4, 2009

Year Ended December 31, 2008
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 10, 2008	$0.05	March 28, 2008	$1,026,224	April 11, 2008
May 8, 2008	$0.05	May 30, 2008	$1,016,384	June 13, 2008
August 6, 2008	$0.05	August 29, 2008	$998,877	September 12, 2008
November 3, 2008	$0.05	November 28, 2008	$989,857	December 12, 2008

Issuer Purchases of Equity Securities

The following table summarizes the stock repurchases for the fourth quarter of 2009:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2009 to October 31, 2009	—		$—	—	1,213,394
November 1, 2009 to November 30, 2009	526,400	(2)	$8.16	526,400	686,994
December 1, 2009 to December 31, 2009	—		$—	—	686,994

Total	526,400			526,400

(1)	A 1.5 million share repurchase program authorized in August and November 2007 was fully executed as of January 18, 2008. On March 10, 2008 and March 3, 2009, the Company’s board of directors authorized the repurchase of an additional 2.0 million shares during the subsequent eighteen months and the repurchase of an additional 0.5 million shares during the subsequent twelve months, respectively.
(2)	For certain restricted stock units, the number of shares issued upon settlement of the restricted stock units was net of the statutory tax withholding requirements that we paid on behalf of our employees. The total number of shares purchased in November 2009 represents the net shares that were not issued to employees in connection with the settlement of restricted stock units, and therefore such shares were deemed to have been purchased by the Company.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Form 10-K.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial and other data of JMP Group Inc. should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K.

The selected consolidated statements of financial condition data as of December 31, 2009 and 2008 and the selected consolidated statements of operations data for each of the three years in the period ended December 31, 2009 have been derived from our audited consolidated financial statements and accompanying notes included elsewhere in this Form 10-K and should be read together with those consolidated financial statements and accompanying notes.

The selected consolidated statements of financial condition data as of December 31, 2006 and 2005 and the selected consolidated statement of operations data for the year ended December 31, 2005 have been derived from audited consolidated financial statements not included in this Form 10-K.

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

(In thousands, except per share data and selected data and operating metrics)	December 31, 2009	December 31, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	December 31, 2006	December 31, 2005
	Successor	Successor	Predecessor	Successor	Predecessor	Predecessor
Statement of Operation Data
Revenues
Investment banking	$39,924	$27,249	$16,055	$33,222	$44,060	$62,880
Brokerage	34,004	35,731	12,987	21,835	30,185	23,536
Asset management fees	20,148	11,369	1,218	3,830	4,531	8,538
Principal transactions	18,517	(4,657)	541	2,404	4,288	(2,006)
Gain on sale and payoff of loans	22,268	—	—	—	—	—
Gain on repurchase of asset-backed securities issued	4,705	—	—	—	—	—
Gain on bargain purchase	1,179	—	—	—	—	—
Net dividend income	2,520	3,174	399	1,449	678	151
Other income	2,593	1,158	326	534	373	334

Non-interest revenues	145,858	74,024	31,526	63,274	84,115	93,433

Interest income	35,370	2,392	732	2,007	2,571	1,228
Interest expense	(25,924)	(408)	(570)	(160)	(1,566)	(933)

Net interest income	9,446	1,984	162	1,847	1,005	295

Provision for loan losses	(5,821)	(2,896)	—	—	—	—

Total net revenues after provision for loan losses	149,483	73,112	31,688	65,121	85,120	93,728

(In thousands, except per share data and selected data and operating metrics)	December 31, 2009	December 31, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	December 31, 2006	December 31, 2005
	Successor	Successor	Predecessor	Successor	Predecessor	Predecessor
Non-interest Expenses
Compensation and benefits	105,179	65,746	18,393	45,618	50,136	60,145
Income allocation and accretion—Redeemable Class A member interests (1)	—	—	117,418	—	10,664	12,983
Administration	5,050	5,887	1,771	3,371	4,204	3,362
Brokerage, clearing and exchange fees	5,284	5,063	1,689	3,366	4,133	3,170
Other	13,626	13,262	3,947	8,516	12,167	10,146

Total non-interest expenses	129,139	89,958	143,218	60,871	81,304	89,806

Income (loss) before income tax expense	20,344	(16,846)	(111,530)	4,250	3,816	3,922
Income tax expense (benefit)	7,663	(5,701)	—	(2,537)	—	—

Net income (loss)	12,681	(11,145)	(111,530)	6,787	3,816	3,922
Less: Net income (loss) attributable to noncontrolling interests (2)	1,871	(498)	167	247	428	—

Net income (loss) attributable to JMP Group Inc. (3)	$10,810	$(10,647)	$(111,697)	$6,540	$3,388	$3,922

Net (loss) income per common share:
Basic	$0.52	$(0.53)	$—	$0.30	$—	$—
Diluted	$0.49	$(0.53)	$—	$0.30	$—	$—
Dividends declared and paid per common share:	$0.04	$0.20	$—	$0.075	$—	$—
Weighted average common shares outstanding:
Basic	20,791	20,211	—	21,830	—	—
Diluted	22,137	20,211	—	21,916	—	—
Net (loss) per unit-Class A common interests: (3)(4)
Basic	$—	$—	$(23.84)	$—	$0.91	$1.04
Diluted	$—	$—	$(23.84)	$—	$0.89	$1.04
Weighted average units outstanding—Class A common interests: (4)
Basic	—	—	2,385	—	1,435	1,474
Diluted	—	—	2,385	—	1,468	1,474
Net (loss) per unit—Class B common interests: (3)(4)
Basic	$—	$—	$(23.84)	$—	$0.91	$1.04
Diluted	$—	$—	$(23.84)	$—	$0.89	$1.04
Weighted average units outstanding—Class B common interests: (4)
Basic	—	—	2,300	—	2,300	2,300
Diluted	—	—	2,300	—	2,353	2,300

	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005
	Successor	Successor	Successor	Predecessor	Predecessor
Statement of Financial Condition Data
Total assets	$574,721	$152,846	$184,711	$103,699	$91,923
Asset-backed securities issued	326,632	—	—	—	—
Note payable	9,045	8,681	—	—	—
Redeemable Class A member interests	—	—	—	12,914	11,517
Total liabilities	449,069	39,774	54,506	51,208	45,275
Total equity	125,652	113,072	130,205	52,491	46,648

	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005
	Successor	Successor	Successor	Predecessor	Predecessor
Selected Data and Operating Metrics (Unaudited)
Number of employees—end of period	224	191	202	187	169
Number of employees—average	211	198	194	181	162
Net revenues after provision for loan losses per employee	$708	$369	$499	$470	$579
Compensation and benefits as a % of net revenues after provision for loan losses (5)	68.2%	84.6%	58.7%	58.9%	64.2%
Companies covered by research analysts	286	200	213	279	294
Number of completed investment banking transactions	56	35	71	75	75

(1)	Prior to our initial public offering we were organized as a limited liability company and issued to employee members Redeemable Class A member interests, which were entitled to their pro rata share of our income. Our Third Amended and Restated Limited Liability Company Agreement, as amended, provided that each employee member may elect to redeem their Redeemable Class A member interests upon resignation from us. Because of this repurchase feature, the Redeemable Class A member interests were classified as a liability in our statement of financial condition. As a result of the liability classification, the pro rata share of income allocated to the Redeemable Class A member interests based on ownership percentages and any changes in the redemption amount of the Redeemable Class A member interests were recorded as expense in our statement of income.
(2)	Noncontrolling interest relate to the interest of third parties in Harvest Mortgage Opportunities Partners, JMP Realty Trust (through December 31, 2008), in two asset management funds, Harvest Consumer Partners (through November 30, 2008), Harvest Technology Partners (through July 31, 2008) and in Opportunity Acquisition Corp (through December 31, 2009).
(3)	Prior to our initial public offering we were a limited liability company and our earnings did not reflect the income taxes we pay as a corporation.
(4)	We issued 2,300,000 units of Class B common interests in a private offering in August 2004, which represented 15.5% of our outstanding membership interests. Because there is a direct relationship between the number of Class B common interests outstanding and the ownership percentage in our equity, we were able to determine the number of units associated with the Class A common interests outstanding. As a result, we were able to determine earnings per share, based on an implied number of Class A common interests and an existing number of Class B common interests outstanding. We have reflected this implied number of units for purposes of determining earnings per share in all periods presented.
(5)	Compensation and benefits include salaries, performance-based cash payments and equity awards to our managing directors and other employees, but excludes compensation expense of $3.2 million, $3.9 million and $7.2 million for the years ended December 31, 2009, 2008 and 2007, respectively, related to equity awards granted or vested in connection with our initial public offering.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management believes that the pro forma combined presentation for the twelve-month period ended December 31, 2007 of each line item provides additional information investors can use to conduct a meaningful comparison of our operating results and cash flows between periods. When evaluating our results of operations and financial performance, our management views the year ended December 31, 2007 as a single measurement period, rather than the two separate periods, because the core operations of the company have not changed as a result of the reorganization. Despite the change in corporate form that resulted from the reorganization, we have maintained continuity of the operations of the Predecessor. Management believes that a discussion and analysis of the pro forma combined period in our MD&A would provide investors with useful information upon which to assess our operating performance because the results of operations for a twelve-month period correspond to how we reported our results in the past and how we will report our results in the future. The presentation of the pro forma combined period enables investors to compare our 2007 financial results (periods in which we operated as both an LLC and a corporation) with our 2008 and 2009 results (a period in which we operated as a corporation). This comparison of twelve-month periods enables us to analyze, and enhances an investor’s understanding of, the financial statement impact of our change in corporate form from an LLC to a corporation.

Overview

Our results for 2009 reflected an improved operating environment, including a rise in equity prices, lower volatility levels and improved credit markets and liquidity. Investment banking net revenues increased significantly compared with 2008 driven by an improved equity market. Our net brokerage revenues decreased slightly from the prior year due to lower trading volume. Our asset management revenues increased significantly reflecting improved performance by most of our family of funds.

On February 13, 2009, we entered into a business arrangement with China Merchants Securities Co. (HK), Ltd., one of China’s largest securities brokerage and investment banking firms, through a $2.0 million investment in HuaMei Capital Company, Inc. (HuaMei) to expand our investment banking capabilities in China. Through HuaMei, we can provide investment banking services to U.S. and Chinese companies seeking to execute cross-border transactions on both sides of the Pacific. As of December 31, 2009, no revenue has yet been generated from our investment in HuaMei.

Effective April 7, 2009, through our majority-owned subsidiary JMP Credit, we completed the acquisition of 100% of the membership interests of Cratos Capital Partners, LLC and its subsidiaries, including Cratos Capital Management, LLC (collectively, “Cratos”), an alternative asset manager of collateralized loan obligations, together with certain securities of Cratos CLO I, Ltd. (the “CLO”). As a result of this acquisition, our net interest income and gain on sale of loans increased significantly in 2009.

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

Strategic Advisory Revenues

Our strategic advisory revenues primarily include success fees on closed merger and acquisition transactions, as well as retainer fees, earned in connection with advising both buyers’ and sellers’ transactions. We also earn fees for related advisory work and other services such as providing fairness opinions and valuation analyses. We record strategic advisory revenues when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially completed, the fees are determinable and collection is reasonably assured.

Private Placement Revenues

We earn agency placement fees in non-underwritten transactions such as private placements of equity securities, private investments in public equity (“PIPE”) transactions, Rule 144A private offerings and trust preferred securities offerings. We record private placement revenues on the closing date of these transactions.

Since our investment banking revenues are generally recognized at the time of completion of each transaction or the services to be performed, these revenues typically vary between periods and may be considerably affected by the timing of the closing of significant transactions.

Brokerage Revenues

Our brokerage revenues include commissions paid by customers from brokerage transactions in exchange-listed and over-the-counter, or OTC, equity securities. Commissions are recognized on a trade date basis. Brokerage revenues also include net trading gains and losses that result from market-making activities and from our commitment of capital to facilitate customer transactions. Our brokerage revenues may vary between periods, in part depending on commission rates, trading volumes and our ability to continue to deliver research and other value-added services to our clients. The ability to execute trades electronically, through the Internet and through other alternative trading systems has increased pressure on trading commissions and spreads. We expect this trend toward alternative trading systems and pricing pressures in our brokerage business to continue. We are, to some extent, compensated through brokerage commissions for the value of research and other value added services we deliver to our clients. These “soft dollar” practices have been the subject of discussion among regulators, the investment banking community and our sales and trading clients. In particular, commission sharing arrangements have been adopted by some large institutional investors. In these arrangements, these institutional investors concentrate their trading with fewer “execution” brokers and pay a fixed amount for execution with an additional amount set aside for payments to other firms for research or other brokerage services. Accordingly, we may experience reduced (or eliminated) trading volume with such investors but may be compensated for our research and sales efforts through allocations of the designated amounts. Depending on the extent to which we adopt this practice and depending on our ability to reach arrangements on terms acceptable to us, this trend would likely impair the revenues and profitability of our commission business by negatively affecting both volumes and trading commissions in our commission business.

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

As of December 31, 2009, the contractual base management fees earned from each of these investment funds ranged between 1% and 2% of assets under management. The contractual incentive fees were generally (i) 20%, subject to high-water marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the funds of funds; and (iii) 25%, subject to a performance hurdle rate, for Harvest Mortgage Opportunities Partners (“HMOP”) and New York Mortgage Trust, Inc. (“NYMT”).

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

The following tables present certain information with respect to the investment funds managed by Harvest Capital Strategies (“HCS”) (formerly JMP Asset Management LLC, which changed its name to HCS effective September 29, 2008):

	Net Assets at		Company’s Share of Net Assets at
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Funds Managed by HCS:
Hedge Funds:
Harvest Opportunity Partners II	$73,894,769	$62,169,209	$10,438,481	$7,760,076
Harvest Small Cap Partners	336,082,941	234,051,639	8,740,793	13,780,667
Harvest Consumer Partners	12,117,347	5,521,880	5,590,016	2,407,121
Harvest Technology Partners	22,395,376	11,581,561	7,457,477	5,818,212
Harvest Mortgage Opportunities Partners (1)	10,543,931	—	7,089,590	—
Harvest Global Select Partners	5,558,850	—	1,086,404	—
Funds of Funds:
JMP Masters Fund	97,931,200	96,037,447	2,932,534	2,701,021
JMP Emerging Masters Fund (2)	—	10,633,335	—	977,052
REITs:
JMP Realty Trust (1)	—	15,829,296	—	7,841,833
New York Mortgage Trust (3)	48,413,824	48,413,824	N/A	N/A

Total funds managed by HCS	$606,938,238	$484,238,191	$43,335,295	$41,285,982

(1)	The Company’s share of net assets in JMPRT was consolidated in the Company’s Statement of Financial Condition at December 31, 2008. On January 2, 2009, all of the assets and liabilities of JMPRT were transferred to HMOP. The Company’s share of net assets in HMOP was consolidated in the Company’s Statement of Financial Condition at December 31, 2009.
(2)	JMP Emerging Masters Fund was liquidated and its assets were distributed to its partners on December 31, 2009.
(3)	The portion of the net assets of New York Mortgage Trust, Inc. (“NYMT”) that is subject to the management fee calculation. In connection with its investment in NYMT, in January 2008, the Company entered into an advisory agreement between HCS and NYMT.

	Year Ended December 31, 2009
	Company’s Share of Change in Fair Value	HCS Management Fee	HCS Incentive Fee	TWR (1)
	Successor	Successor	Successor	Successor
Hedge Funds:
Harvest Opportunity Partners II	$2,793,975	$587,467	$1,421,589	31.6%
Harvest Small Cap Partners	1,889,431	5,798,198	9,200,555	14.6%
Harvest Consumer Partners	884,359	58,570	133,308	23.3%
Harvest Technology Partners	1,660,934	126,005	298,034	25.5%
Harvest Mortgage Opportunities Partners (2)	1,998,477	205,660	—	24.6%
Harvest Global Select Partners	86,404	44,155	61,019	6.7%
Funds of Funds:
JMP Masters Fund	231,512	955,083	—	12.5%
JMP Emerging Masters Fund (3)	22,948	98,503	—	5.9%
REITs:
New York Mortgage Trust	4,046,470	746,260	524,730	N/A

Totals	$13,614,510	$8,619,901	$11,639,235	N/A

(1)	Time-weighted rate of return, or TWR, for the hedge funds and funds of hedge funds. TWR is a measure of the compound rate of growth in a portfolio and eliminates the effect of varying cash inflows by assuming a single investment at the beginning of a period and measuring the growth or loss of market value to the end of that period.
(2)	Effective May 1, 2009, revenues earned from HMOP are consolidated and then allocated to noncontrolling interest in consolidation in the Company’s Statements of Operations.
(3)	JMP Emerging Masters Fund was liquidated and its assets were distributed to its partners on December 31, 2009.

	Year Ended December 31, 2008
	Company’s Share of Change in Fair Value	HCS Management Fee	HCS Incentive Fee	TWR (1)
	Successor	Successor	Successor	Successor
Hedge Funds:
Harvest Opportunity Partners II	$(84,379)	$685,761	$38,777	-1.3%
Harvest Small Cap Partners	2,607,572	2,852,707	5,856,132	19.4%
Harvest Consumer Partners (2)	55,489	27,659	2,010	1.9%
Harvest Technology Partners (2)	189,429	37,247	21,730	7.2%
Funds of Funds:
JMP Masters Fund	(666,095)	904,618	33,573	-21.7%
JMP Emerging Masters Fund (3)	(116,803)	104,274	9,276	-11.0%
REITs:
JMP Realty Trust (2)	(987,694)	257,380	—	N/A
New York Mortgage Trust	$(4,288,211)	664,896	—	N/A

Totals	$(3,290,692)	$5,534,542	$5,961,498	N/A

(1)	Time-weighted rate of return, or TWR, for the hedge funds and funds of hedge funds. TWR is a measure of the compound rate of growth in a portfolio and eliminates the effect of varying cash inflows by assuming a single investment at the beginning of a period and measuring the growth or loss of market value to the end of that period.
(2)	Revenues earned from HTP, HCP and JMPRT were consolidated and then allocated to noncontrolling interest in the Company’s Statements of Operations, through July 31, 2008, November 30, 2008 and January 1, 2009, respectively. HTP and HCP were deconsolidated effective August 1, 2008 and December 1, 2008, respectively. All of the assets and liabilities of JMPRT were transferred to HMOP on January 2, 2009.
(3)	JMP Emerging Masters Fund was liquidated and its assets were distributed to its partners on December 31, 2009.

	Year Ended December 31, 2007
	Company’s Share of Change in Fair Value		HCS Management Fee		HCS Incentive Fee		TWR (1)
	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	January 1, 2007 through December 31, 2007
	Predecessor	Successor	Predecessor	Successor	Predecessor	Successor	Successor
Hedge Funds:
Harvest Opportunity Partners II	$46,774	$(5,693)	$466,787	$625,548	$—	$2,480	-0.4%
Harvest Small Cap Partners	481,461	1,563,964	90,988	354,288	226,956	893,377	28.7%
Harvest Consumer Partners (2)	28,146	(72,625)	7,458	12,840	4,522	409	-0.3%
Harvest Technology Partners (2)	34,628	199,097	4,828	10,763	8,835	18,077	17.9%
Harvest Value Income Plus (3)	38,676	(26,761)	56,980	72,093	—	5,825	-7.1%
Funds of Funds:
JMP Masters Fund	50,842	233,131	286,346	592,187	20,223	1,002,418	17.3%
JMP Emerging Masters Fund (4)	—	93,855	36,854	67,152	2,012	90,265	19.6%
REIT:
JMP Realty Trust (2)	14,373	87,953	22,512	125,345	—	22,465	N/A

Totals	$694,900	$2,072,921	$972,753	$1,860,216	$262,548	$2,035,316	N/A

(1)	Time-weighted rate of return, or TWR, for the hedge funds and funds of hedge funds. TWR is a measure of the compound rate of growth in a portfolio and eliminates the effect of varying cash inflows by assuming a single investment at the beginning of a period and measuring the growth or loss of market value to the end of that period.
(2)	Revenues earned from HTP, HCP and JMPRT were consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of noncontrolling interest through July 31, 2008, November 30, 2008 and January 1, 2009, respectively. HTP and HCP were deconsolidated effective August 1, 2008 and December 1, 2008, respectively. All of the assets and liabilities of JMPRT were transferred to HMOP on January 2, 2009.
(3)	On December 31, 2007, HVIP was liquidated and its assets were distributed to its partners.
(4)	JMP Emerging Masters Fund was liquidated and its assets were distributed to its partners on December 31, 2009.

With the acquisition of Cratos, we earn management fees at JMP Credit as the asset manager of collateralized loan obligations. During the period from April 7, 2009 through December 31, 2009, we earned management fees of $1.9 million or 50 bps annualized on gross assets under management. At December 31, 2009, gross assets under management were $495.1 million. As we consolidate the CLO, the management fees are eliminated on consolidation in accordance with U.S. GAAP.

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

Gain on Repurchase of Asset-Backed Securities Issued

Gain on repurchase of asset-backed securities issued (“ABS”) primarily consists of gains from repurchases of our ABS from third parties. Gains are recorded when the repurchase price is less than the carrying value of the ABS.

Gain on Bargain Purchase

A bargain purchase gain was recognized upon the acquisition of Cratos by JMP Credit on April 7, 2009. This represents the difference between the fair value of net assets acquired and the consideration given to the sellers.

Net Dividend Income

Net dividend income comprises dividends from our investments offset by dividend expense for paying short positions in our principal investment portfolio.

Other Income

Other income includes loan restructuring fees at JMP Credit and revenues from fee sharing arrangements with, and fees earned to raise capital for third-party investment partnerships, or funds.

Interest Income

Interest income primarily consists of interest income earned on loans collateralizing asset backed securities issued and loans held for investment. Interest income on loans comprises the stated coupon as a percentage of the face amount receivable as well as accretion of accretable or purchase discounts and deferred fees and costs. Interest income is recorded on the accrual basis in accordance with the terms of the respective loans unless such loans are placed on non-accrual status.

Interest Expense

Interest expense primarily consists of interest expense incurred on asset-backed securities issued and notes payable. Interest expense on asset-backed securities is the stated coupon payable as a percentage of the principal amount as well as amortization of the liquidity discount which was recorded at the acquisition date of Cratos. Interest expense is recorded on the accrual basis in accordance with the terms of the respective asset-backed securities issued and note payable.

Provision for Loan Losses

Loans held for investment are net of reserves recognized on our loan notes and non-revolving credit agreements at our JMP Capital LLC subsidiary (collectively loans held for investment) and loans collateralizing ABS (at JMP Credit) to record them at their estimated net realizable value. The Company maintains an allowance for loan losses that is intended to estimate loan losses inherent in its loan portfolio. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses is maintained at a level, in the opinion of management, sufficient to offset estimated losses inherent in the loan portfolio as of the date of the financial statements. The appropriateness of the allowance and the allowance components are reviewed quarterly. The Company’s estimate of each allowance component is based on observable information and on market and third party data that the Company believes are reflective of the underlying loan losses being estimated.

The Company provides an allowance for loans that are considered impaired. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral securing the loan if the loan is collateral dependent, depending on the circumstances and the Company’s collection strategy. For those loans held by Cratos at the date of acquisition by JMP Credit, and deemed impaired at that date or a subsequent date, allowance for loan losses is calculated considering two further factors. For loans deemed impaired at the date of acquisition if there is a further decline in expected future cash flows, this reduction is recognized as a specific reserve in the current quarter in accordance with above. For those loans deemed impaired subsequent to the acquisition date, if the net realizable value is lower than the current carrying value then the carrying value is reduced and the difference is booked as provision for loan losses. If the total discount from unpaid principal balance to carrying value is larger than the expected loss at the date of assessment, no provision for loan losses is recognized.

In addition, the Company provides an allowance on a loan by loan basis at JMP Credit that were purchased after the Cratos acquisition. The Company employs internally developed and third party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default), which are used in developing an appropriate allowance for loan losses. The Company performs periodic detailed reviews of its loan portfolio to identify risks and to assess the overall collectibility of loans.

Loans which are deemed to be uncollectible are charged off and the charged-off amount is deducted from the allowance.

Components of Expenses

We classify our expenses as compensation and benefits, income allocation and accretion—Redeemable Class A member interests, administration, brokerage, clearing and exchange fees and other expenses. A significant portion of our expense base is variable, including compensation and benefits, brokerage and clearance, communication and technology and travel and business development expenses.

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

Noncontrolling Interest

Noncontrolling interest for the year ended December 31, 2009 includes the interest of third parties in JMP Credit and Harvest Mortgage Opportunities Partners (“HMOP”), and Opportunity Acquisition Corp. (“SPAC”), partially-owned subsidiaries consolidated on our books. SPAC was liquidated on December 31, 2009 with no distribution of assets to the noncontrolling interest holders due to its accumulated loss. Noncontrolling interest for the years ended December 31, 2008 and 2007 relates to the interest of third parties in SPAC, JMP Realty Trust (“JMPRT”), and in two of our asset management funds, Harvest Consumer Partners (“HCP”) and Harvest Technology Partners (“HTP”). JMPRT was a real estate investment trust that was formed in June 2006. Because of the ownership and external management position, we consolidated JMPRT and recorded a noncontrolling interest through December 31, 2008. On January 2, 2009, all of the assets and liabilities of JMPRT were transferred to HMOP, a newly-formed hedge fund managed by HCS. The partnership agreements for HMOP provide for the right of the limited partners to remove the general partners by a simple majority vote of the non-affiliated limited partners. The Company follows the authoritative guidance under GAAP regarding the determination of whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. Such guidance applies when a general partner controls a limited partnership and is required to consolidate the limited partnership in its financial statements. Under the guidance, the general partner in a limited partnership is presumed to control the limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. If the limited partners have either (a) the substantive ability to liquidate the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights, the general partner does not control the limited partnership. The partnership agreements for HMOP provide for the right of the limited partners to remove the general partner by a simple majority vote of the non-affiliated limited partners. Because of these substantive kick-out rights, the Company, as the general partner, did not control HMOP and therefore did not consolidate HMOP from January 2, 2009 through April 30, 2009. During the quarter ended June 30, 2009, several non-affiliated limited partners redeemed their interest in HMOP, and the remaining limited partners were no longer deemed to have substantive kick-out rights. As a result, the Company consolidated HMOP in its consolidated financial statements effective May 1, 2009.

HCS is the general partner of HCP and HTP. As of December 31, 2007 and during part of 2008 due to our ownership and resulting control by HCS and related parties, management believes that limited partners did not have substantive rights to remove the general partner, and, therefore, these two funds were consolidated in the financial statements and noncontrolling interest was recorded. During 2008, additional limited partners invested in HTP and HCP, and effective August 1, 2008 for HTP and December 1, 2008 for HCP, the limited partners had substantive rights to remove the general partner and the funds were deconsolidated as of those respective dates.

Historical Results of Operations

The following table sets forth our historical results of operations for the years ended December 31, 2009, 2008 and 2007 and is not necessarily indicative of the results to be expected for any future period.

For purpose of comparing the years ended December 31, 2008 and 2007 discussed herein, we have aggregated the Predecessor period from January 1, 2007 through May 15, 2007 and the Successor period from May 16, 2007 through December 31, 2007, without further adjustment.

	Year Ended December 31,		Change from 2008 to 2009
	2009	2008
(in millions)	Successor	Successor	$	%
Revenues
Investment banking	$39,924	$27,249	$12,675	46.5%
Brokerage	34,004	35,731	(1,727)	-4.8%
Asset management fees	20,148	11,369	8,779	77.2%
Principal transactions	18,517	(4,657)	23,174	N/A
Gain on sale and payoff of loans	22,268	—	22,268	N/A
Gain on repurchase of asset-backed securities issued	4,705	—	4,705	N/A
Gain on bargain purchase	1,179	—	1,179	N/A
Net dividend income	2,520	3,174	(654)	-20.6%
Other income	2,593	1,158	1,435	123.9%

Non-interest revenues	145,858	74,024	71,834	97.0%

Interest income	35,370	2,392	32,978	1378.7%
Interest expense	(25,924)	(408)	(25,516)	6253.9%

Net interest income	9,446	1,984	7,462	376.1%

Provision for loan losses	(5,821)	(2,896)	(2,925)	101.0%

Total net revenues after provision for loan losses	149,483	73,112	76,371	104.5%

Non-interest Expenses
Compensation and benefits	105,179	65,746	39,433	60.0%
Administration	5,050	5,887	(837)	-14.2%
Brokerage, clearing and exchange fees	5,284	5,063	221	4.4%
Other	13,626	13,262	364	2.7%

Total non-interest expenses	129,139	89,958	39,181	43.6%

Income (loss) before income tax expense	20,344	(16,846)	37,190	N/A
Income tax expense (benefit)	7,663	(5,701)	13,364	N/A

Net income (loss)	12,681	(11,145)	23,826	N/A
Less: Net income (loss) attributable to noncontrolling interests	1,871	(498)	2,369	N/A

Net income (loss) attributable to JMP Group Inc.	$10,810	$(10,647)	$21,457	N/A

		Year Ended December 31, 2007
	Year Ended December 31, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	Pro Forma Combined Predecessor/ Successor	Change from 2007 to 2008
(in millions)	Successor	Predecessor	Successor		$	%
Revenues
Investment banking	$27,249	$16,055	$33,222	$49,277	$(22,028)	-44.7%
Brokerage	35,731	12,987	21,835	34,822	909	2.6%
Asset management fees	11,369	1,218	3,830	5,048	6,321	125.2%
Principal transactions	(4,657)	541	2,404	2,945	(7,602)	N/A
Gain on sale and payoff of loans	—	—	—	—	—	N/A
Gain on repurchase of asset-backed securities issued	—	—	—	—	—	N/A
Gain on bargain purchase	—	—	—	—	—	N/A
Net dividend income	3,174	399	1,449	1,848	1,326	71.8%
Other income	1,158	326	534	860	298	34.7%

Non-interest revenues	74,024	31,526	63,274	94,800	(20,776)	-65.9%

Interest income	2,392	732	2,007	2,739	(347)	-12.7%
Interest expense	(408)	(570)	(160)	(730)	322	-44.1%

Net interest income	1,984	162	1,847	2,009	(25)	-1.2%

Provision for loan losses	(2,896)	—	—	—	(2,896)	N/A

Total net revenues after provision for loan losses	73,112	31,688	65,121	96,809	(23,697)	-24.5%

Non-interest Expenses
Compensation and benefits	65,746	18,393	45,618	64,011	1,735	2.7%
Income allocation and accretion—Redeemable Class A member interests	—	117,418	—	117,418	(117,418)	-100.0%
Administration	5,887	1,771	3,371	5,142	745	14.5%
Brokerage, clearing and exchange fees	5,063	1,689	3,366	5,055	8	0.2%
Other	13,262	3,947	8,516	12,463	799	6.4%

Total non-interest expenses	89,958	143,218	60,871	204,089	(114,131)	-55.9%

Income (loss) before income tax expense	(16,846)	(111,530)	4,250	(107,280)	90,434	-84.3%
Income tax expense (benefit)	(5,701)	—	(2,537)	(2,537)	(3,164)	124.7%

Net income (loss)	(11,145)	(111,530)	6,787	(104,743)	93,598	-89.4%
Less: Net income (loss) attributable to noncontrolling interests	(498)	167	247	414	(912)	N/A

Net income (loss) attributable to JMP Group Inc.	$(10,647)	$(111,697)	$6,540	$(105,157)	$94,510	-89.9%

Year Ended December 31, 2009, Compared to Year Ended December 31, 2008

Overview

Total net revenues after provision for loan losses increased $76.4 million, or 104.5%, from $73.1 million for the year ended December 31, 2008 to $149.5 million for the year ended December 31, 2009, driven by an increase in non-interest revenues of $71.8 million and an increase in net interest income of $7.5 million, offset by an increase in provision for loan losses of $2.9 million.

Non-interest revenues increased $71.8 million, or 97.0%, primarily due to a $23.2 million increase in principal transaction revenues, a $12.7 million increase in investment banking revenues, $8.8 million increase in asset management revenues, a $22.3 million increase in gain on sale and payoff of loans and a $4.7 million increase in gain on repurchase of asset-backed securities issued.

Net interest income increased $7.4 million, or 376.1%, from $2.0 million for the year ended December 31, 2008 to $9.4 million for the year ended December 31, 2009. The increase was primarily due to the acquisition of Cratos, which resulted in $9.1 million of net interest income recorded at JMP Credit. Net interest income for the remainder of the Company fell from $2.0 million to $0.3 million primarily due to lower interest received on cash balances during the year ended December 31, 2009 compared to the year ended December 31, 2008.

Provision for loan losses increased $2.9 million, or 101.0%, from $2.9 million for the year ended December 31, 2008 to $5.8 million for the year ended December 31, 2009 due to a $4.4 million increase in the provision recorded against loans collateralizing ABS issued at JMP Credit, offset by a $1.5 million decrease in the provision recorded against loans held for investment.

Total non-interest expenses increased $39.1 million, or 43.6%, from $90.0 million for the year ended December 31, 2008 to $129.1 million for the year ended December 31, 2009, primarily due to an increase in compensation and benefits of $39.4 million offset by a decrease in administration expense of $0.8 million and an increase in other expenses of $0.5 million.

Net income (loss) attributable to JMP Group Inc. increased $21.4 million from net loss of $10.6 million for the year ended December 31, 2008 to net income of $10.8 million for the year ended December 31, 2009, and includes a $13.4 million increase in income tax expense from tax benefit of $5.7 million for the year ended December 31, 2008 to tax expense of $7.7 million for the year ended December 31, 2009.

Revenues

Investment Banking

Investment banking revenues increased $12.7 million, or 46.5%, from $27.2 million for the year ended December 31, 2008 to $39.9 million for the same period in 2009, and decreased as a percentage of total net revenues after provision for loan losses from 37.3% to 26.7%, respectively. The increase in revenues reflects a higher level of activity in our public equity underwriting, private placement and strategic advisory businesses. Public equity underwriting revenues increased by $7.2 million, or 78.0%, from $9.1 million for the year ended December 31, 2008 to $16.3 million for the year ended December 31, 2009. We executed 30 public equity underwriting transactions in 2009 compared to 16 in 2008. We acted as a lead manager on four transactions in 2009 compared to none in 2008. Private placement revenues increased $2.3 million, or 31.2%, from $7.4 million for the year ended December 31, 2008 to $9.7 million for the year ended December 31, 2009. We executed 10 private placement transactions in 2009 compared to five in 2008. Our strategic advisory revenues increased $3.2 million, or 30.3%, from $10.8 million for the year ended December 31, 2008 to $14.0 million for the year ended December 31, 2009. We executed 16 strategic advisory transactions in 2009 compared to 14 in 2008.

Brokerage Revenues

Brokerage revenues decreased $1.7 million, or 4.8%, from $35.7 million for the year ended December 31, 2008 to $34.0 million for the year ended December 31, 2009. The decrease was the result of lower gross commissions. Brokerage revenues decreased as a percentage of total revenues, from 48.9% for the year ended December 31, 2008 to 22.7% for the year ended December 31, 2009.

Asset Management Fees

Asset management fees increased $8.7 million, or 77.2%, from $11.4 million for the year ended December 31, 2008 to $20.1 million for the year ended December 31, 2009. Asset management fees include base management fees and incentive fees for our funds under management. Base management fees increased $3.1 million or 56.7% from $5.4 million for the year ended December 31, 2008 to $8.5 million for year ended December 31, 2009. Incentive fees increased $5.6 million or 96.0% from $6.0 million for the year ended December 31, 2008 to $11.6 million for the year ended December 31, 2009. The increase in base management fees is the result of an increase in client assets under management from $443.0 million as of December 31, 2008 to $563.6 million as of December 31, 2009. This was primarily due to the performance of Harvest Small Cap Partners in 2008 and 2009, which enabled it to raise additional capital and increase client assets under management from $220.3 million at December 31, 2008 to $327.3 million at December 31, 2009. The increase in incentive fees is due to stronger performance of our family of funds, in particular the performance of Harvest Small Cap Partners fund which earned incentive fees of $9.2 million in 2009 compared to $5.9 million in 2008. As a percentage of total net revenues after provision for loan losses, asset management fees decreased from 15.6% for the year ended December 31, 2008 to 13.5% for the year ended December 31, 2009.

Principal Transactions

Principal transaction revenues increased $23.2 million from a loss of $4.7 million for the year ended December 31, 2008 to a gain of $18.5 million for the year ended December 31, 2009. The increase was primarily due to a $17.1 million increase in equity and other security transaction revenues from a loss of $6.8 million for the year ended December 31, 2008 to a gain of $10.3 million for the year ended December 31 2009. In addition, gain on investments in partnerships increased $6.5 million from $2.0 million for the year ended December 31, 2008 to $8.5 million for the year ended December 31, 2009. The increase in equity and other security transaction revenues was largely due to unrealized gain on our convertible preferred security and equity security investments in NYMT, which reflected a loss of $6.5 million for the year ended December 31, 2008 compared to a gain of $5.6 million for the year ended December 31, 2009.

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans increased $22.3 million from zero for the year ended December 31, 2008 to $22.3 million for the year ended December 31, 2009, with all of the gain generated at JMP Credit. During the year ended December 31, 2009, 23 loans were sold or repaid (including one partially sold), resulting in a net gain of $22.3 million. Of the total net gain of $22.3 million, $14.0 million was related to 10 loan repayments, where the borrowers repaid the loans at a premium to our carrying value, and the remaining $8.3 million was related to 13 loan sales, most of which were sold at a premium to our carrying value. We expect some further gains in future periods, however these revenues are highly unpredictable as we are not actively marketing the loans collateralized by asset-backed securities for sale.

Gain on Repurchase of Asset-Backed Securities Issued

Gain on repurchase of ABS issued increased $4.7 million from zero for the year ended December 31, 2008 to $4.7 million for the year ended December 31, 2009, with all of the gain generated at JMP Credit. In May and July 2009, we repurchased in the open market $0.8 million and $4.0 million of face value, respectively, of our ABS at a discount resulting in a gain of $4.2 million. In addition, on December 29, 2009, we repurchased a zero-coupon note with $3.0 million unpaid principal balance that was issued to one of the previous owners of Cratos at acquisition (contingent consideration) for $1.8 million. The note was repurchased at a discount to our carrying value resulting in a gain of $0.5 million. These gains are not expected to recur at these levels in future periods, unless the market price of our ABS issued falls significantly from our carrying value as of December 31, 2009 and we can take advantage of opportunistic repurchases.

Gain on Bargain Purchase

Upon the acquisition of Cratos by JMP Credit on April 7, 2009, a bargain purchase gain of $1.2 million was recorded which reflects the difference between the fair value of net assets acquired of $7.5 million and the GAAP consideration given to the sellers of $6.3 million. In accordance with the authoritative guidance under GAAP on business combinations, this gain was booked to current period revenues.

Net Dividend Income

Net dividend income decreased $0.7 million, or 20.6%, from $3.2 million for the year ended December 31, 2008 to $2.5 million for the year ended December 31, 2009. The decrease was primarily due to lower net dividends in our principal investment portfolio.

Other Income

Other income increased $1.4 million, or 123.9%, from $1.2 million for the year ended December 31, 2008 to $2.6 million for the year ended December 31, 2009. The increase comprised loan restructuring fees of $0.8 million at JMP Credit and a $0.6 million increase in revenues from fee sharing arrangements with, and fees earned to raise capital for, third-party investment partnerships or funds.

Interest Income

Interest income increased $33.0 million from $2.4 million for the year ended December 31, 2008 to $35.4 million for the year ended December 31, 2009. The increase was due to the acquisition of Cratos and primarily $34.5 million of interest income at JMP Credit, offset by a fall in interest income at the remainder of the Company of $1.5 million due to lower interest received on cash balances.

At JMP Credit, total interest income for the year ended December 31, 2009 was $34.5 million. This was comprised of interest earned on our 112 performing loans of $14.3 million, accretion of purchase discounts and other deferred fees of $1.0 million and non-cash accretion of the liquidity discounts on our loans of $19.2 million. The annualized weighted average interest rate on the loans was 5.00 % with a spread to weighted average LIBOR of 4.34% for the year ended December 31, 2009. We did not recognize any interest income for the 17 impaired loans with a weighted average loan balance of $95.1 million that were on non-accrual status during the year.

Interest Expense

Interest expense increased $25.5 million from $0.4 million for the year ended December 31, 2008 to $25.9 million for the same period in 2009. The increase was due primarily to the acquisition of Cratos and $25.4 million of interest expense at JMP Credit. At JMP Credit, total interest expense for the year ended December 31, 2009 was $25.4 million. This was comprised of interest on ABS issued of $4.6 million, non-cash amortization of the liquidity discount on the ABS issued of $20.6 million, and other interest expense of $0.2 million, which was primarily related to non-cash amortization of the liquidity discount on the $3.0 million zero-coupon note issued to one of the previous owners of Cratos at acquisition (contingent consideration). The annualized weighted average cost of funds for the ABS issued during the year ended December 31, 2009 was 1.39% with a spread to weighted average LIBOR of 0.72%.

Provision for Loan Losses

Provision for loan losses increased $2.9 million from $2.9 million for the year ended December 31, 2008 to $5.8 million for the same period in 2009. The increase was primarily due to $4.4 million recorded in 2009 against loans collateralizing ABS issued at JMP Credit, offset by a $1.5 million decrease in provision against loans held for investment. Of the $4.4 million recorded at JMP Credit, $4.0 million was additional provision recorded in 2009 as specific reserves against impaired loans, in addition to the credit discount recorded against impaired loans at the acquisition date of Cratos to record those loans at their net realizable value. Provision of $0.4 million was recorded as pooled reserve against performing loans as of December 31, 2009.

Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions as well as equity-based compensation to our employees, increased $39.5 million, or 60.0%, from $65.7 million for the year ended December 31, 2008 to $105.2 million for the year ended December 31, 2009. For the year ended December 31, 2009, due to revenues produced by the JMP Credit CLO that have not yet resulted in cash flow to JMP as they are reinvested in the CLO securitization structure, $13.3 million of compensation and benefits expense related to these revenues has been expensed but deferred to be paid at a future date when those cash flows are received.

Employee payroll, taxes and benefits, and consultant fees, increased $2.8 million, or 10.0%, from $27.8 million for the year ended December 31, 2008 to $30.6 million for the year ended December 31, 2009 primarily due to the acquisition of Cratos in April 2009 as well as increases in base salaries in May 2008.

Performance-based bonus and commissions increased $38.0 million, or 141.6%, from $26.8 million for the year ended December 31, 2008 to $64.8 million for the year ended December 31, 2009 primarily due to an increase in net revenues after provision for loan losses of $76.4 million, or 104.5%, from $73.1 million for the year ended December 31, 2008 to $149.5 million for the year ended December 31, 2009.

Equity-based compensation decreased $1.4 million, or 12.2%, from $11.1 million for the year ended December 31, 2008 to $9.7 million for the year ended December 31, 2009 primarily due to a decrease in expense related to restricted stock units (“RSUs”) of $1.3 million. The total equity-based compensation expense for the years ended December 31, 2009 and 2008 included $3.2 million and $3.9 million of expense related to RSUs granted in connection with the initial public offering, respectively, and $6.6 million and $7.2 million of expense related to RSUs granted after the initial public offering, respectively. The expense related to RSUs granted in connection with the initial public offering decreased $0.7 million as a result of the scheduled vesting of 25% of such RSUs in May 2009. The expense related to RSUs granted after the initial public offering decreased a net $0.6 million from two opposing factors. There was a decrease in the scheduled amortization expense of $2.7 million due to a decrease in the number of outstanding RSUs from 2.3 million units at December 31, 2008 to 1.4 million units at December 31, 2009, offset by an increase in one-time expense related to acceleration of the vesting of certain RSUs of $2.1 million. On December 22, 2008, the Company accelerated the vesting of 990,862 RSUs that were granted under our 2007 bonus compensation program and recognized $2.6 million of amortization expense from future periods in the year ended December 31, 2008. On November 2, 2009, the Company accelerated the vesting of 1,295,000 RSUs that were granted in the first quarters of 2008 and 2009 and recognized $4.7 million of amortization expense from future periods in the year ended December 31, 2009. The acceleration on November 2, 2009 was to align the terms of existing RSUs with those of future RSUs, which will have performance-based vesting conditions instead of service-based vesting conditions.

Compensation and benefits as a percentage of revenues decreased from 89.9% of total net revenues after provision for loan losses for the year ended December 31, 2008 to 70.4% for the year ended December 31, 2009. The percentage was higher for 2008 because our target compensation to revenue ratios were adjusted by management to maintain competitive compensation levels to employees. Excluding expense from RSUs granted in connection with the initial public offering of $3.9 million and $3.2 million for the years ended December 31, 2008 and 2009, respectively, as a percentage of total net revenues after provision for loan losses, compensation and benefits decreased from 84.6% to 68.2%.

Administration

Administration expenses decreased $0.8 million, or 14.2%, from $5.9 million for the year ended December 31, 2008 to $5.1 million for the year ended December 31, 2009. The decrease was primarily due to lower conferences expense in 2009 compared to 2008. As a percentage of total net revenues after provision for loan losses, administration expense decreased from 8.1% for the year ended December 31, 2008 to 3.4% for the year ended December 31, 2009.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees increased $0.2 million, or 4.4%, from $5.1 million for the year ended December 31, 2008 to $5.3 million for the year ended December 31, 2009. The increase was primarily due to higher trading services costs in the year ended December 31, 2009, compared to the year ended December 31, 2008. As a percentage of total net revenues after provision for loan losses, brokerage, clearing and exchange fees decreased from 6.9% for the year ended December 31, 2008 to 3.5% for the year ended December 31, 2009.

Other Expenses

Other expenses increased $0.3 million, or 2.7%, from $13.3 million for the year ended December 31, 2008 to $13.6 million for the year ended December 31, 2009. The increase was primarily due to a $0.5 million increase in occupancy, a $0.5 million increase in professional fees and a $0.6 million increase in CLO administration expense at JMP Credit, offset by a $1.1 million decrease in travel and business development expense. As a percentage of total net revenues after provision for loan losses, other expenses decreased from 18.1% for the year ended December 31, 2008 to 9.1% for the year ended December 31, 2009.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased $2.4 million from net loss of $0.5 million for the year ended December 31, 2008 to net income of $1.9 million for the year ended December 31, 2009 primarily due to the acquisition of JMP Credit.

Provision for Income Taxes

For the years ended December 31, 2009 and 2008, we recorded tax expense of $7.7 million and tax benefit of $5.7 million, respectively. The tax benefit for the year ended December 31, 2008 included an adjustment of $0.3 million to the $4.0 million one-time tax benefit recorded in 2007 in connection with our reorganization.

The effective tax rate for the year ended December 31, 2009 and 2008 was 37.7% and 34.9%, respectively. Excluding the one-time tax benefit described above, the effective tax rate for the year ended December 31, 2008 was 32.7%.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Overview

Total net revenues after provision for loan losses decreased $23.7 million, or 24.5%, from $96.8 million for the year ended December 31, 2007 to $73.1 million for the year ended December 31, 2008. The decrease was primarily due to a decrease in investment banking revenue of $22.0 million, principal transaction revenues of $7.6 million, of which $6.5 million is related to unrealized losses from our convertible preferred security and equity security investments in NYMT, and an increase in provision for loan losses of $2.9 million, partially offset by an increase in asset management fee revenue of $6.3 million, brokerage revenue of $0.9 million and net dividend income of $1.3 million.

Total non-interest expenses decreased by $114.1 million, or 55.9%, from $204.1 million for the year ended December 31, 2007 to $90.0 million for the year ended December 31, 2008, primarily due to a decrease in income allocation and accretion/(dilution) expense of $117.4 million resulting from a one-time non-cash expense associated with the exchange of Redeemable Class A member interests into shares of our common stock in connection with the reorganization at the time of our initial public offering.

Net loss attributable to JMP Group Inc. decreased $94.6 million from a loss of $105.2 million for the year ended December 31, 2007 to net loss of $10.6 million for the year ended December 31, 2008, primarily as a result of the of the aforementioned decrease in expenses.

Revenues

Investment Banking

Investment banking revenues decreased $22.0 million, or 44.7%, from $49.3 million for the year ended December 31, 2007 to $27.2 million for the same period in 2008 and decreased as a percentage of total net revenues after provision for loan losses from 50.9% to 37.3%, respectively. The decrease in revenues reflects a lower level of activity in our public equity underwriting and private placement businesses, as well as a decrease in strategic advisory revenues. Public equity underwriting revenues decreased by $10.3 million, or 53.0%, from $19.4 million for the year ended December 31, 2007 to $9.1 million for the year ended December 31, 2008, primarily due to highly volatile capital markets conditions throughout the year ended December 31, 2008, which caused a significant decline in new equity issuance by U.S. companies during the period. We executed 16 public equity underwriting transactions in the year ended December 31, 2008 compared to 35 in the year ended December 31, 2007. In addition, we acted as the lead manager on one public equity underwriting transaction in the year ended December 31, 2008 compared to eight in the year ended December 31, 2007, which included our own initial public offering (for which we recognized no revenue; the underwriting fees were instead recorded as additional paid-in capital). Private placement revenues decreased $2.4 million, or 24.4%, from $9.7 million for the year ended December 31, 2007 to $7.4 million for the year ended December 31, 2008. While the number of private placement transactions executed decreased from 17 in the year ended December 31, 2007 to five in the year ended December 31, 2008, average revenues per transaction increased $0.9 million, or 157.0%, from $0.6 million for the year ended December 31, 2007 to $1.5 million for the year ended December 31, 2008. Our strategic advisory revenues decreased $9.3 million, or 46.5%, from $20.1 million for the year ended December 31, 2007 to $10.8 million for the year ended December 31, 2008, due to a lower level of activity as well as a decrease in the average revenues per transaction executed in the year ended December 31, 2008 compared to in the year ended December 31, 2007. We executed 14 strategic advisory transactions in the year ended December 31, 2008 compared to 19 in the year ended December 31, 2007.

Brokerage Revenues

Brokerage revenues increased by $0.9 million, or 2.6%, from $34.8 million for the year ended December 31, 2007 to $35.7 million for the year ended December 31, 2008. The increase was a result of higher gross commission income for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase in commissions resulted from increased trading activity with existing and new institutional clients during the period. Brokerage revenues increased as a percentage of total net revenues after provision for loan losses, from 36.0% for the year ended December 31, 2007 to 48.9% for the year ended December 31, 2008.

Asset Management Fees

Asset management fees increased by $6.3 million, or 125.2%, from $5.0 million for the year ended December 31, 2007 to $11.4 million for the year ended December 31, 2008. Asset management fees include base management fees and incentive fees for our funds under management, both of which increased from the year ended December 31, 2007 to the year ended December 31, 2008. The increase in base management fees from $2.8 million for the year December 31, 2007 to $5.5 million for the year ended December 31, 2008 is the result of an increase in client assets under management from $237.3 million as of December 31, 2007 to $443.0 million as of December 31, 2008. This was primarily due to the attractive performance of Harvest Small Cap Partners during 2008, which enabled it to raise additional capital and increase assets under management by $171.0 million, when most other hedge funds were experiencing redemptions. The increase in incentive fees from $2.2 million for the year ended December 31, 2007 to $5.9 million for the year ended December 31, 2008 is the result of improved performance of our families of funds, in particular of Harvest Small Cap Partners. As a percentage of total net revenues after provision for loan losses, asset management fees increased from 5.2% for the year ended December 31, 2007 to 15.6% for the same period in 2008.

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

Net Dividend Income

Net dividend income increased $1.3 million, or 71.8%, from $1.9 million for the year ended December 31, 2007 to $3.2 million for the year ended December 31, 2008 primarily due to the dividend earned from our investment in NYMT convertible preferred securities.

Other Income

Other income increased $0.3 million, or 34.7%, from $0.9 million for the year ended December 31, 2007 to $1.2 million for the year ended December 31, 2008 primarily from revenue sharing arrangements with, and fees earned to raise capital for third-party investment partnerships or funds.

Interest Income

Interest income decreased $0.3 million from $2.7 million for the year ended December 31, 2007 to $2.4 million for the year ended December 31, 2008 primarily due to a decrease in interest earned on proceeds from our initial public offering that were invested in short duration AAA rated securities.

Interest Expense

Interest expense decreased $0.3 million from $0.7 million for the year ended December 31, 2007 to $0.4 million for the year ended December 31, 2008. The decrease was primarily attributable to the discontinuation of interest payments to Redeemable Class A members as a result of the reorganization.

Provision for Loan Losses

Provision for loan losses increased $2.9 million from zero for the year ended December 31, 2007 to $2.9 million for the year ended December 31, 2008. The increase was related to loss provision recorded on one loan note advanced in 2007 and one advanced in 2008 on a non revolving credit agreement. The aggregate principal amount of these two advances was $5.0 million as of December 31, 2008.

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

Compensation and benefits as a percentage of revenues increased from 66.1% of total net revenues after provision for loan losses for the year ended December 31, 2007 to 89.9% for the same period in 2008. Excluding expense from equity-based awards as a result of the initial public offering of $7.2 million and $3.9 million for the years ended December 31, 2007 and 2008, respectively, as a percentage of revenues, compensation and benefits increased from 58.7% of total net revenues after provision for loan losses for the year ended December 31, 2007 to 84.6% for the same period in 2008.

Income Allocation and Accretion/(Dilution)

Income allocation and accretion/(dilution) decreased from $117.4 million for the year ended December 31, 2007 to zero for the year ended December 31, 2008. The decrease was due to our reorganization as a C-corporation in connection with our initial public offering as of May 16, 2007 and future periods will no longer reflect this expense.

Administration

Administration expenses increased $0.8 million, or 14.5%, from $5.1 million for the year ended December 31, 2007 to $5.9 million for the year ended December 31, 2008. The increase was primarily due to higher expenses associated with being a public company, as well as higher conferences expenses. Administration expense increased from 5.3% of total net revenues after provision for loan losses for the year ended December 31, 2007 to 8.1 % for the same period in 2008.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $5.1 million for both of the years ended December 31, 2008 and 2007. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees increased from 5.2 % for the year ended December 31, 2007 to 6.9% for the year ended December 31, 2008.

Other Expenses

Other expenses increased $0.8 million, or 6.4%, from $12.5 million for the year ended December 31, 2007 to $13.3 million for the year ended December 31, 2008. The increase in other expenses was due primarily to a $0.6 million increase in professional fees, consisting primarily of increased legal expenses, as well as audit and accounting expenses from being a public company. As a percentage of total net revenues after provision for loan losses, other expenses increased from 12.9% for the year ended December 31, 2007 to 18.1% for the same period in 2008.

Net Income (Loss) Attributable to Noncontrolling Interests

Noncontrolling interests relate to third-party interests in JMPRT and two of our hedge funds, HCP (through November 30, 2008) and HTP (through July 31, 2008), as well as Opportunity Acquisition Corp. Net income (loss) attributable to noncontrolling interests decreased $0.9 million from net income of $0.4 million for the year ended December 31, 2007 to net loss of $0.5 for the year ended December 31, 2008, primarily due to a reduction in net income (loss) of JMPRT as well as deconsolidation of HTP and HCP on August, 1, 2008 and December 1, 2008, respectively.

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

Period from January 1, 2007 through May 15, 2007

Revenues

Investment Banking

Investment banking revenues were $16.1 million or 50.7% of total net revenues after provision for loan losses for the period ended May 15, 2007 and 32.6% of the total investment banking revenues for the twelve month pro forma combined Predecessor/Successor period ended December 31, 2007. Public equity underwriting revenues were $5.8 million or 36.3% of total investment banking revenues for the period ended May 15, 2007. We executed 12 public equity underwriting transactions in the period including 1 transaction where we acted as the lead manager (on our own initial public offering for which we recognized no revenue; the underwriting fees were instead recorded as additional paid-in capital). Private placement revenues were $5.3 million, or 32.9% of total investment banking revenues for the period. Average private placement transactions revenues per transaction were $0.7 million for the period. Our strategic advisory revenues were $4.9 million from 5 transactions, or 30.8% of total investment banking revenues for the period.

Brokerage Revenues

Brokerage revenues were $13.0 million, or 41.0% of total net revenues after provision for loan losses for the period ended May 15, 2007 and 37.3 % of the total brokerage revenues for the twelve month pro forma combined Predecessor/Successor period ended December 31, 2007.

Asset Management Fees

Asset management fee revenues were $1.2 million, or 3.8% of total net revenues after provision for loan losses for the period ended May 15, 2007 and 24.1% of the total asset management fee revenues for the twelve month pro forma combined Predecessor/Successor period ending December 31, 2007. Asset management fees included base management fees of $1.0 million and incentive fees of $0.2 million for our funds under management for the period ended May 15, 2007.

Principal Transactions

Principal transaction revenues of $0.5 million were comprised of $0.7 million of realized and unrealized gains from the Company’s investment of its own capital in the hedge funds and fund of funds managed by HCS and the realized and unrealized loss of $0.2 million from equity investments in publicly traded securities. This $0.5 million was 1.7% of total net revenues after provision for loan losses for the period ended May 15, 2007 and 18.4% of the total principal transaction revenues for the twelve month pro forma combined Predecessor/Successor period ended December 31, 2007.

Net Dividend Income

Net dividend income was $0.4 million, or 1.3% of total net revenues after provision for loan losses for the period ended May 15, 2007 and 21.6% of the total net dividend income for the twelve month pro forma combined Predecessor/Successor period ended December 31, 2007.

Other Income

Other income was $0.3 million, or 1.0% of total net revenues after provision for loan losses for the period ended May 15, 2007 and 37.9% of the total other income for the twelve month pro forma combined Predecessor/Successor period ended December 31, 2007.

Interest Income

Interest income was $0.7 million, or 2.3% of total net revenues after provision for loan losses for the period ended May 15, 2007 and 26.7% of the total interest income for the twelve month pro forma combined Predecessor/Successor period ended December 31, 2007.

Interest Expense

Interest expense was $0.6 million, or 1.8% of total net revenues after provision for loan losses for the period ended May 15, 2007 and 78.1% of the total interest expense for the twelve month pro forma combined Predecessor/Successor period ended December 31, 2007. Interest expense for this period was primarily comprised of interest paid to Redeemable Class A members on their capital contributions.

Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, performance-based cash bonus and commissions as well as equity-based compensation to our employees and managing directors, was $18.4 million, or 12.8% of total non-interest expenses for the period ended May 15, 2007 and 28.7% of the total compensation and benefits expense for the twelve month pro forma combined Predecessor/Successor period ended December 31, 2007.

Employee payroll expense was $8.3 million, or 45.0% of compensation and benefits expense for the period ended May 15, 2007. Performance-based cash bonus and commission was $9.3 million, or 50.6% of compensation and benefits expense for the period ended May 15, 2007. Equity-based compensation was $0.8 million, or 4.4% of compensation and benefits expense for the period ended May 15, 2007 related to stock options.

Compensation and benefits as a percentage of revenues was 58.0% of total net revenues after provision for loan losses for the period ended May 15, 2007. Excluding expense from equity-based awards as a result of the initial public offering, as a percentage of revenues, compensation and benefits was 57.8% of total net revenues after provision for loan losses for the period ended May 15, 2007.

Income Allocation and Accretion/ (Dilution)

Income allocation and accretion/(dilution) was $117.4 million for the period ended May 15, 2007 due to a one-time non-cash expense associated with the exchange of Redeemable Class A member interests into shares of our common stock in connection with the reorganization at the time of our initial public offering.

Administration

Administration expense was $1.8 million, or 1.2% of total non-interest expenses and 5.6% of total net revenues after provision for loan losses for the period ended May 15, 2007.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $1.7 million, or 1.2% of total non-interest expenses and 5.3% of total net revenues after provision for loan losses for the period ended May 15, 2007.

Other Expenses

Other expenses were $3.9 million, or 2.8% of total non-interest expenses and 12.5% of total net revenues after provision for loan losses for the period ended May 15, 2007. The majority of other expenses were travel and business development of $1.2 million, communications and technology of $1.4 million, occupancy of $0.7 million and professional fees of $0.4 million.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests of $0.2 million relates to the consolidation of JMPRT and two of our hedge funds, HCP and HTP.

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

Period from May 16, 2007 through December 31, 2007

Revenues

Investment Banking

Investment banking revenues were $33.2 million, or 51.0% of total net revenues after provision for loan losses for the period from May 16, 2007 through December 31, 2007 and 67.4% of the total investment banking revenues for the twelve month pro forma combined Predecessor/Successor period ended December 31, 2007. Public equity underwriting revenues were $13.6 million or 41.0% of total investment banking revenues for the period from May 16, 2007 through December 31, 2007. We executed 23 public equity underwriting transactions in the period including 7 transactions where we acted as the lead manager. Private placement revenues were $4.5 million, or 13.4% of total investment banking revenues and average private placement transactions revenues per transaction were $0.5 million for the period from May 16, 2007 through December 31, 2007. Our strategic advisory revenues were $15.2 million from 14 transactions, or 45.6% of total investment banking revenues for the period from May 16, 2007 through December 31, 2007.

Brokerage Revenues

Brokerage revenues were 21.8 million, or 33.5% of total net revenues after provision for loan losses for the period from May 16, 2007 through December 31, 2007 and 62.7% of the total brokerage revenues for the twelve month pro forma combined Predecessor/Successor period ended December 31, 2007.

Asset Management Fees

Asset management fee revenues were $3.8 million, or 5.9% of total net revenues after provision for loan losses for the period from May 16, 2007 through December 31, 2007 and 75.9% of the total asset management fee revenues for the twelve month pro forma combined Predecessor/Successor period ended December 31, 2007. Asset management fees included base management fees of $1.8 million and incentive fees of $2.0 million for our funds under management for the period from May 16, 2007 through December 31, 2007.

Principal Transactions

Principal transaction revenues of $2.4 million were comprised of $1.8 million of realized and unrealized gains from the Company’s investment of its own capital in the hedge funds and fund of funds managed by HCS and the realized and unrealized gains of $0.6 million from equity investments in publicly held securities. During the period, using some of the proceeds from the initial public offering the Company invested an additional $12.3 million in the hedge funds and fund of funds managed by HCS. The $2.4 million of principal transaction revenues was 3.7% of total net revenues after provision for loan losses for the period from May 16, 2007 through December 31, 2007 and 81.6% of the total principal transaction revenues for the twelve month pro forma combined Predecessor/Successor period ended December 31, 2007.

Net Dividend Income

Net dividend income was $1.4 million, or 2.2% of total net revenues after provision for loan losses for the period ended May 15, 2007 and 78.4% of the total net dividend income for the twelve month pro forma combined Predecessor/Successor period ended December 31.

Other Income

Other income was $0.5 million, or 0.8% of total net revenues after provision for loan losses for the period ended May 15, 2007 and 62.1% of the total other income for the twelve month pro forma combined Predecessor/Successor period ended December 31, 2007.

Interest Income

Interest income was $2.0 million, or 3.1% of total net revenues after provision for loan losses for the period ended May 15, 2007 and 73.3% of the total interest income for the twelve month pro forma combined Predecessor/Successor period ended December 31, 2007.

Interest Expense

Interest expense was $0.2 million, or 0.2% of total net revenues after provision for loan losses for the period ended May 15, 2007 and 21.9% of the total interest expense for the twelve month pro forma combined Predecessor/Successor period ended December 31, 2007.

Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, performance-based cash bonus and commissions as well as equity-based compensation to our employees and managing directors, was $45.6 million, or 74.9% of total non-interest expenses for the period from May 16, 2007 through December 31, 2007 and 71.3% of the total compensation and benefits expense for the twelve month pro forma combined Predecessor/Successor period ended December 31, 2007.

Employee payroll expense was $15.2 million, or 33.3% of compensation and benefits expense for the period from May 16, 2007 through December 31, 2007. Performance-based cash bonus and commission was $22.9 million, or 50.3% of compensation and benefits expense for the period from May 16, 2007 through December 31, 2007. Equity-based compensation was $7.5 million, or 16.4% of compensation and benefits expense for the period from May 16, 2007 through December 31, 2007 primarily due to $3.1 million of stock option expense related to acceleration at the time of the initial public offering and $4.0 million of restricted stock unit expense related to RSUs granted in connection with the initial public offering.

Compensation and benefits as a percentage of revenues was 70.1% of total net revenues after provision for loan losses for the period from May 16, 2007 through December 31, 2007. Excluding expense from equity-based awards as a result of the initial public offering, as a percentage of revenues, compensation and benefits was 64.0% of total net revenues after provision for loan losses for the period from May 16, 2007 through December 31, 2007.

Income Allocation and Accretion/ (Dilution)

Income allocation and accretion/(dilution) was zero for the period from May 16, 2007 through December 31, 2007 due to the reorganization on May 16, 2007, whereby our Redeemable Class A member interests were exchanged into shares of our common stock and therefore future periods no longer reflect this expense.

Administration

Administration expense was $3.4 million, or 5.5% of total non-interest expenses and 5.2% of total net revenues after provision for loan losses for the period from May 16, 2007 through December 31, 2007.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $3.4 million, or 5.5% of total non-interest expenses and 5.2% of total net revenues after provision for loan losses for the period from May 16, 2007 through December 31, 2007.

Other Expenses

Other expenses were $8.5 million, or 14.0% of total non-interest expenses and 13.1% of total net revenues after provision for loan losses for the period from May 16, 2007 through December 31, 2007. The majority of other expenses were travel and business development of $1.9 million, communications and technology of $2.5 million, occupancy of $1.2 million and professional fees of $2.0 million.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests of $0.2 million relates to the consolidation of JMPRT and two of our hedge funds, HCP and HTP.

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

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital and liquidity for the year ended December 31, 2009 to demonstrate where our capital is invested and the financial condition of the Company.

Acquisition of Cratos

On April 7, 2009, we invested $4.0 million of cash and granted $3.0 million original par amount, with a $2.3 million estimated fair value, of contingent consideration (a zero coupon note) to acquire 100% of the membership interests and net assets of $7.5 million of Cratos. As we purchased 100% of the subordinated securities of the Cratos CLO as part of the acquisition, in accordance with the authoritative guidance under GAAP on accounting for consolidation of variable interest entities, we are the primary beneficiary and are required to consolidate all of the assets and liabilities of the CLO securitization structure even though it is a bankruptcy remote entity with no recourse to us.

The table below details the total assets and liabilities at fair value consolidated for GAAP upon the acquisition.

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

The contingent consideration of $3.0 million with a fair value of $2.3 million at the acquisition was repurchased by JMP Credit on December 29, 2009 for $1.8 million at a discount to our carrying value resulting in a gain of $0.5 million.

The CLO securitization entity is non-recourse to us. Our maximum loss of capital as of December 31, 2009 is the original April 7, 2009 investment of $4.0 million plus the $1.8 million paid to repurchase the contingent consideration, plus any earnings related to JMP Credit since the acquisition date. However, for U.S. federal tax purposes, the CLO is treated as a disregarded entity such that the taxable income earned in the CLO is taxable to us. If the CLO is in violation of certain coverage tests, mainly any of its overcollateralization ratios, residual cash flows otherwise payable to us as owners of the subordinated notes would be required to be used to buy additional collateral or repay indebtedness senior to us in the securitization. This could require us to pay income tax on earnings prior to the residual cash flow distributions to us.

The CLO must comply with certain asset coverage tests, such as test that restrict the amount of discounted obligations and obligations rated “CCC” or lower it can hold. During any time the CLO exceeds such a limit, our ability, as CLO manager, to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, defaulted obligations, discounted assets (those purchased below 85% of their par value) and assets rated “CCC” or lower in excess of applicable limits in the CLO’s investment criteria are not given full par credit for purposes of calculation of the CLO overcollateralization (“OC”) tests. For example, due to a number of these factors, in August and November 2009, the CLO was in violation of its Class E OC test. In order to remedy the deficiency, we were required to use $6.8 million of the CLO’s residual cash flows to pay down Class A note holders, rather than distribute the funds to us as owners of the CLO’s subordinated notes. If the CLO continues to violate the Class E test, or any more senior tests, we will continue paying down the most senior notes with the residual cash flows until the violation is cured. In the most extreme case, if the CLO were in violation of the most senior OC test, the Class A note holders would have the ability to declare an event of default and cause an acceleration all principal and interest outstanding on the notes.

For financial reporting purposes, the loans and asset-backed securities are consolidated on our balance sheet. The loans are reported at their cost adjusted for amortization of liquidity discount and credit reserves, both of which were recorded at the Cratos acquisition date, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discount only. At December 31, 2009, we had $328.0 million of loans collateralizing asset-backed securities, net, $34.7 million of restricted cash and $1.0 million of interest receivable funded by $326.6 million of asset-backed securities issued, net, and interest payable of $0.5 million. These assets and liabilities represented 63.3% of total assets and 72.9% of total liabilities respectively, reported on our consolidated statement of financial condition at December 31, 2009.

The tables below summarize the loans held by the CLO grouped by range of outstanding balance, industry and Moody’s Investors Services, Inc. (“Moody’s”) rating category as of December 31, 2009.

	As of December 31, 2009
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal
$0 - $500,000	7	03/2014 - 03/2017	$3,471,250
$500,001 - $2,000,000	18	12/2011 - 12/2015	24,722,497
$2,000,001 - $5,000,000	55	5/2011 - 2/2016	198,895,190
$5,000,001 - $10,000,000	28	11/2010 - 10/2014	202,078,572
+$10,000,000	3	12/2009 - 10/2012	32,292,218

Total	111		$461,459,727

	As of December 31, 2009
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Healthcare, Education & Childcare	14	$57,190,398	12.4%
Diversified/Conglomerate Service	6	42,347,983	9.2%
Personal, Food & Misc Services	6	38,638,115	8.4%
Electronics	7	26,531,814	5.7%
Printing & Publishing	4	23,989,679	5.2%
Telecommunications	6	23,098,154	5.0%
Insurance / Finance	5	22,915,174	5.0%
Utilities / Oil & Gas	6	21,781,938	4.7%
Personal & Non-Durable Consumer Products	6	21,298,015	4.6%
Retail Store	6	21,211,025	4.6%
Aerospace & Defense	6	20,461,579	4.4%
Cargo Transport / Personal Transportation	3	19,498,949	4.2%
Chemicals, Plastics and Rubber	6	18,532,152	4.0%
Hotels, Motels, Inns and Gaming	4	18,182,511	3.9%
Broadcasting & Entertainment	3	16,496,033	3.6%
Beverage, Food & Tobacco	6	15,880,415	3.4%
Leisure, Amusement, Motion Pictures & Entertainment	4	11,146,283	2.4%
Other	13	42,259,510	9.3%

Total	111	$461,459,727	100.0%

	As of December 31, 2009
Moody’s Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
Baa3	2	$6,954,775	1.5%
Ba1	9	28,242,174	6.1%
Ba2	9	26,418,002	5.7%
Ba3	15	44,374,036	9.6%
B1	17	51,355,389	11.1%
B2	28	106,325,328	23.0%
B3	21	137,531,088	29.8%
Caa1	5	23,849,836	5.2%
Caa2	3	26,310,858	5.7%
Caa3	1	539,612	0.1%
D	1	9,558,629	2.2%

Total	111	$461,459,727	100.0%

Other Factors Affecting Our Liquidity and Capital Resources

As of December 31, 2009, we had net liquid assets of $72.0 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, note payable and noncontrolling interest. We had an undrawn $18.9 million revolving line of credit with City National Bank (the “Lender”) at December 31, 2009. During the year ended December 31, 2009, we drew down $2.1 million on the revolving line of credit to fund the investment in HuaMei Capital Company, Inc. and $4.0 million to fund the purchase of Cratos. The $4.0 million drawn down to fund the purchase of Cratos was repaid during the year ended December 31, 2009.

Prior to our initial public offering, we satisfied our capital and liquidity requirements primarily through member contributions from our managing directors and internally generated cash from operations. Since our initial public offering, we have satisfied our capital and liquidity requirements primarily through the net proceeds from the initial public offering and internally generated cash from operations. On May 16, 2007, we completed our initial public offering of common stock, raising $73.1 million in net proceeds. The net proceeds of our initial public offering were used, in part, to make distributions in May 2007 to the Predecessor’s employee members, in the amount of $17.5 million. We are using the remaining net proceeds for general corporate purposes, including supporting and expanding our existing business lines. Most of our operating cash flow is generated from our investment banking and brokerage revenues and is invested in cash and cash equivalents, marketable securities or other investments, and partnerships for which HCS is the investment manager.

Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. At December 31, 2009 and December 31, 2008, the Company had Level 3 assets (assets whose fair value was determined using unobservable inputs that are not corroborated by market data) of $23.9 million and $18.2 million which represented 4.2% and 11.9% of total assets, respectively. The decrease in the percentage of Level 3 assets to the total assets was primarily due to an increase in total assets from $152.8 million at December 31, 2008 to $574.7 million at December 31, 2009 mainly due to the acquisition of Cratos in April 2009. In the third quarter of 2009, we reclassified our limited partner investment in a mortgage fund of $2.0 million from Level 2 to Level 3, as the fund invested further cash in residential mortgage loans during the year.

A condensed table of cash flows for the years ended December 31, 2009, 2008 and 2007 is presented below. We have aggregated the Predecessor period from January 1, 2007 through May 15, 2007 and the Successor period from May 16, 2007 through December 31, 2007, without further adjustment, for purposes of comparison with the same periods in 2009 and 2008.

	Year Ended December 31,		Change from 2008 to 2009
	2009	2008
(in thousands)	Successor	Successor	$	%
Cash flows provided by (used in) operations	$39,893	$(22,632)	$62,525	276.3%
Cash flows provided by (used in) investing activities	3,856	(29,153)	33,009	113.2%
Cash flows (used in) financing activities	(14,330)	(1,080)	(13,250)	-1227.1%

Total cash flows	$29,419	$(52,865)	$82,284	155.6%

		Year Ended December 31, 2007			Change from 2007 to 2008
	Year Ended December 31, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	Pro Forma Combined Predecessor/ Successor
(in thousands)	Successor	Predecessor	Successor		$	%
Cash flows provided by (used in) operations	$(22,632)	$(29,821)	$28,320	$(1,501)	$(21,131)	-1407.8%
Cash flows (used in) investing activities	(29,153)	(509)	(14,780)	(15,289)	(13,864)	-90.7%
Cash flows provided by (used in) financing activities	(1,080)	8,020	55,506	63,526	(64,606)	N/A

Total cash flows	$(52,865)	$(22,310)	$69,046	$46,736	$(99,601)	N/A

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule. We use the basic method permitted by the Uniform Net Capital Rule to compute net capital, which generally requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of $45.3 million and $39.8 million, which were $43.7 million and $38.7 million in excess of the required net capital of $1.6 million and $1.1 million at December 31, 2009 and December 31, 2008, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.26 to 1 and 0.24 to 1 at December 31, 2009 and December 31, 2008, respectively.

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

The Company currently intends to declare quarterly cash dividends on all outstanding shares of common stock. The Company currently does not plan to pay dividends on unvested shares of restricted stock. In March, May, August and November 2009, the Company’s board of directors declared a quarterly cash dividend of $0.01 per share of common stock which the Company paid in April, June, September and December 2009, for the fourth quarter of 2008 and the first three quarters of 2009, respectively.

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

During the year ended December 31, 2009, the Company repurchased 716,528 shares of the Company’s common stock at an average price of $7.54 per share for an aggregate purchase price of $5,404,016. The repurchases made during the year ended December 31, 2009 included 689,428 shares deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company.

Because of the nature of our investment banking and sales and trading businesses, liquidity is important to us. Accordingly, we regularly monitor our liquidity position, including our cash and net capital positions. We believe that our available liquidity, including undrawn $18.9 million line of credit, and current level of equity capital, combined with the net proceeds to us from the initial public offering and funds anticipated to be provided by our operating activities, will be adequate to meet our liquidity and regulatory capital requirements for at least the next twelve months.

Cash Flows for the Year Ended December 31, 2009

Cash increased by $29.4 million during the year ended December 31, 2009, primarily as a result of cash provided by operating activities.

Our operating activities provided $39.9 million of cash from the net income of $12.7 million adjusted for the cash provided by the change in operating assets and liabilities of $47.0 million, reduced by non-cash revenue and expense items of $19.8 million. The non-cash revenue and expense items included gain on sale and payoff of loans of $22.3 million, gain on repurchase of asset-backed securities issued of $4.7 million, gain on bargain purchase of $1.2 million and provision for loan losses of $4.5 million.

Our investing activities provided $3.9 million of cash, which primarily due to cash provided by sales and payoff of loans collateralizing ABS of $93.3 million, repayments on loans collateralizing ABS of $53.4 million, net change in restricted cash reserved for lending activities of $9.0 million, and sales of other investments of $13.4 million, offset by cash used in funding of loans collateralizing ABS of $156.1 million, purchases of other investments of $7.5 million and purchase of Cratos of $2.1 million (net of cash owned by Cratos at acquisition).

Our financing activities used $14.3 million of cash primarily due to cash provided by two draw downs on our revolving note with City National Bank (CNB) totaling $6.1 million and sales of asset-backed securities issued of $1.0 million, offset by repayment of asset- backed securities issued of $6.8 million, repurchase of our common stock for treasury of $5.4 million, repayments on and repurchase of a note payable (contingent consideration payable) of $1.8 million, scheduled repayments on a term loan of $1.7 million, repayment of one of the draw downs on our revolving note of $4.0 million and dividends paid to noncontrolling interests of $1.3 million.

We had total restricted cash of $36.6 million comprised primarily of $34.7 million of restricted cash at JMP Credit on December 31, 2009. This balance was comprised of $3.7 million in interest received from loans in the CLO and $31.0 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLO. The principal restricted cash will be used to buy additional loans or pay down CLO notes.

Cash Flows for the Year Ended December 31, 2008

Cash decreased by $52.9 million during the year ended December 31, 2008, primarily as a result of cash used in operating and investing activities.

Our operating activities used $22.6 million of cash from the net loss of $11.1 million, adjusted for the cash used in the change in operating assets and liabilities of $17.2 million and non-cash revenue and expense items of $5.7 million. The decrease in operating assets and liabilities was primarily due to the payout of $26.9 million in 2007 bonuses in February 2008.

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

Our financing activities used $1.1 million of cash primarily from $6.9 million used for repurchase of our common stock for treasury and $4.0 million of cash dividends paid to our shareholders, offset by $8.7 million provided by issuance of long-term note payable and $1.4 million of capital contributions from noncontrolling interest members.

Cash Flows for the Year Ended December 31, 2007

Cash increased by $46.7 million during the year ended December 31, 2007, primarily as a result of cash provided by financing activities.

Our operating activities used $1.5 million of cash from the combined net loss of $104.7 million, adjusted for the cash provided by the change in operating assets and liabilities of $96.2 million and by non-cash revenue and expense items of $7.0 million. The increase in operating assets and liabilities was primarily due to the increase of Redeemable Class A member interests in connection with our initial public offering, as well as the payout of 2006 year-end bonuses in the first half of 2007.

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

Our operating activities used $29.8 million of cash from the net loss of $111.5 million, adjusted for the cash provided by the change in operating assets and liabilities of $81.3 million and by non-cash revenue and expense items of $0.4 million. The increase in operating assets and liabilities was primarily due to the increase in value of Redeemable Class A member interests of $98.7 million in connection with our initial public offering, partially offset by the payout of 2006 year-end bonuses of $15.2 million in February 2007.

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

Our operating activities provided $28.3 million of cash from the net income of $6.8 million, adjusted for the cash provided by the change in operating assets and liabilities of $15.0 million and by non-cash revenue and expense items of $6.5 million. The cash flows from the change in operating assets and liabilities was primarily due to an increase in marketable securities of $8.3 million, an increase in restricted cash, deposits and other assets of $8.3 million offset by an increase in accrued compensation of $18.9 million, an increase in securities sold under repurchase agreements of $9.1 million and an increase in short securities positions of $1.9 million.

Our investing activities used $14.8 million, primarily for the purchase of $12.3 million of other investments and our financing activities provided $55.5 million of cash, primarily due to the proceeds of $73.1 million from our initial public offering, partially offset by a repayment of note payable of $14.5 million.

Contractual Obligations and Commitments

The following table provides a summary of our contractual obligations and commitments as of December 31, 2009:

	Payments Due by Period:
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Note payable	$6,945	$1,736	$3,473	$1,736	$—
CLO Notes due 2021	434,478	—	—	—	434,478
Contractual interest payments (1)	49,721	4,493	8,830	8,673	27,725
Operating lease obligations	4,990	2,606	2,269	110	5
Lawsuit settlement payable (2)	658	531	127	—	—
Commitments to lend (3)	14,174	14,174	—	—	—
Commitments under standby letters of credit (4)	1,756	1,756	—	—	—

Total payments	$512,722	$25,296	$14,699	$10,519	$462,208

(1)	Estimated future interest payments related to note payable and CLO Notes based on applicable interest rates as of December 31, 2009.
(2)	The amounts represent scheduled principal payments on a $1.5 million note issued at JMP Credit in connection with a lawsuit that was settled in 2007.
(3)	Unsettled trades to purchase loans at JMP Credit. The funds appropriated to such unsettled trades are included in restricted cash on the consolidated statement of financial condition at December 31, 2009.
(4)	Conditional commitments issued by JMP Credit to guarantee the performance by a borrower to a third party. The cash collateral supporting these standby letters of credit is included in restricted cash on the consolidated statement of financial condition at December 31, 2009.

Off-Balance Sheet Arrangements

In connection with the Cratos CLO, the Company had unfunded commitments to lend of $3.4 million and standby letters of credit of $1.8 million as of December 31, 2009.

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

We had no other material off-balance sheet arrangements as of December 31, 2009. However, as described below under “Qualitative and Quantitative Disclosures About Market Risk—Credit Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

We elected to apply the fair value option to our investments in NYMT convertible preferred and common stock. The primary reason for electing the fair value option was to measure these investments on the same basis as our other equity securities, all of which are stated at fair value.

During the year ended December 31, 2009, the Company recorded unrealized gain of $5.6 million on the above investments in NYMT primarily in response to the improved performance of NYMT’s stock during the period.

In certain cases, we may continue to apply the equity method of accounting to those investments which are strategic in nature or are closely related to our principal business activities, where we have a significant degree of involvement in the cash flows or operations of the investee.

The following tables summarize our marketable securities and other investments, as presented in our Consolidated Statements of Financial Condition, by valuation methodology as of December 31, 2009:

		Marketable Securities Sold, But Not Yet Purchased, at Market Value (2)	Other Investments (3)
(in thousands)	Marketable Securities Owned, at Market Value (1)		General Partner in Hedge Funds	General Partner in Fund of Funds	Limited Partner in Private Equity Fund	Limited Partner Investment in Mortgage Fund	Investment in NYMT Convertible Preferred Stock	Equity Securities	Total Other Investments	Total Marketable Securities and Other Investments
Fair values based on:
Quoted market prices	$5,899	$1,047	$—	$—	$—	$—	$—	$—	$—	$6,946
Black Scholes credit adjusted valuation	—	—	—	—	—	—	15,000	—	15,000	15,000
Observable market based inputs	—	—	33,313	—	—	—	—	—	33,313	33,313
Valuation determined by third party general partners	—	—	—	2,933	2,476	1,147	—	—	6,556	6,556
Comparable public company metrics discounted for private company market illiquidity	—	—	—	—	—	—	—	2,321	2,321	2,321

Totals	5,899	1,047	33,313	2,933	2,476	1,147	15,000	2,321	57,190	64,136

Fair values based on:
Quoted market prices	100.0%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	10.8%
Black Scholes credit adjusted valuation	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	26.2%	0.0%	26.2%	23.4%
Observable market based inputs	0.0%	0.0%	58.3%	0.0%	0.0%	0.0%	0.0%	0.0%	58.3%	52.0%
Valuation determined by third party general partners	0.0%	0.0%	0.0%	5.1%	4.3%	2.0%	0.0%	0.0%	11.4%	10.2%
Comparable public company metrics discounted for private company market illiquidity	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	4.1%	4.1%	3.6%

Totals	100.0%	100.0%	58.3%	5.1%	4.3%	2.0%	26.2%	4.1%	100.0%	100.0%

(1)	Marketable securities owned consist mainly of U.S. listed and OTC equity securities, as well as quasi-government agency securities.
(2)	Marketable securities sold, but not yet purchased consist mainly of U.S. listed and OTC equity securities.
(3)	Other investments consist of general partnership interests in hedge funds and funds of hedge funds managed by HCS, limited partnership interests in private investment funds managed by third parties that invest in predominately private securities, investment in NYMT convertible preferred stock and warrants in public and private common stock.

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

We are also entitled to receive incentive fee allocations from the investment partnerships when the return exceeds a specified highwater mark or hurdle rate over a defined performance period. Incentive fees are recorded after the quarterly or annual investment performance period is complete and may vary depending on the terms of the fee structure applicable to an investor.

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

In accordance with the authoritative guidance under GAAP on loss contingencies, the Company provides a base allowance on a loan by loan basis for loans at JMP Credit that are not impaired and were purchased after the Cratos acquisition The Company employs internally developed and third party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default), which are used in developing an appropriate allowance for loan losses. The Company performs periodic detailed reviews of its loan portfolio to identify risks and to assess the overall collectability of loans.

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

Asset-backed Securities Issued

Asset-backed securities issued (ABS) were issued to third parties from the Cratos CLO securitization structure which the Company consolidates for financial reporting purposes as of the April 7, 2009 acquisition date. At the acquisition date, the ABS were recorded at fair value derived by management from third party pricing marks. A liquidity discount was recognized to record the ABS at the reduced fair value from the principal balance outstanding. The liquidity discount is amortized into interest expense over the maturity of the ABS using the interest method.

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

Market Risk

Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. Our exposure to market risk is directly related to our role as a financial intermediary in customer trading and to our market-making and investment activities. Market risk is inherent in financial instruments.

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

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $5.9 million as of December 31, 2009. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $1.0 million as of December 31, 2009. The net potential loss in fair value for our marketable equity securities portfolio as of December 31, 2009, using a hypothetical 10% decline in prices, is estimated to be approximately $0.5 million. In addition, as of December 31, 2009, we have invested $43.3 million of our own capital in our funds, which are invested primarily in publicly traded equity securities. The net potential loss in fair value for our investments at December 31, 2009, using a hypothetical 10% decline in the funds’ investment portfolios, is estimated to be approximately $4.3 million.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2009, the Company maintained effective internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in its report appearing on page 87, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

JMP Group Inc.

In our opinion, the accompanying consolidated statements of financial conditions and the related consolidated statements of operations, changes in shareholders’ and members’ equity and cash flows present fairly, in all material respects, the financial position of JMP Group Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2009 (successor), the year ended December 31, 2008 (successor), the period from May 16, 2007 to December 31, 2007 (successor) and the period from January 1, 2007 to May 15, 2007 (predecessor) in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2009 and 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, CA

March 8, 2010

JMP Group Inc.

Consolidated Statements of Financial Condition

	December 31, 2009	December 31, 2008
	Successor
Assets
Cash and cash equivalents	$75,680,197	$46,261,959
Restricted cash and deposits (includes cash on deposit with clearing broker of $255,336 at December 31, 2009 and December 31, 2008)	36,628,213	6,929,501
Receivable from clearing broker	1,609,421	1,878,078
Investment banking fees receivable, net of allowance for doubtful accounts of $0 and $78,579 at December 31, 2009 and December 31, 2008	2,705,812	1,647,761
Marketable securities owned, at fair value	5,899,446	19,838,480
Incentive fee receivable	2,630,856	1,479,741
Other investments (of which $57,189,982 and $47,954,255 at fair value at December 31, 2009 and December 31, 2008)	59,189,982	47,954,255
Loans held for investment, net of allowance for loan losses	1,592,036	5,725,867
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	327,966,994	—
Interest receivable	1,045,650	72,194
Fixed assets, net	1,345,280	1,207,014
Deferred tax assets	51,499,302	11,062,174
Other assets	6,928,288	8,789,068

Total assets	$574,721,477	$152,846,092

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$1,047,461	$5,677,683
Accrued compensation	43,025,802	21,349,724
Asset-backed securities issued	326,631,612	—
Interest payable	524,822	17,663
Note payable	9,044,680	8,680,850
Deferred tax liability	48,220,184	224,204
Other liabilities	20,574,841	3,823,892

Total liabilities	449,069,402	39,774,016

Commitments and Contingencies
JMP Group Inc. Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,069,741 shares issued at December 31, 2009 and December 31, 2008; 21,533,583 and 20,470,125 shares outstanding at December 31, 2009 and December 31, 2008	22,070	22,070
Additional paid-in capital	126,125,406	125,939,747
Treasury stock (at cost, 536,158 and 1,599,616 shares at December 31, 2009 and December 31, 2008)	(4,359,773)	(10,710,981)
Accumulated deficit	(1,151,770)	(10,129,777)

Total JMP Group Inc. stockholders’ equity	120,635,933	105,121,059
Noncontrolling Interest	5,016,142	7,951,017

Total equity	125,652,075	113,072,076

Total liabilities and equity	$574,721,477	$152,846,092

See accompanying notes to consolidated financial statements

JMP Group Inc.

Consolidated Statements of Operations

	Year Ended December 31, 2009	Year Ended December 31, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007
	Successor	Successor	Predecessor	Successor
Revenues
Investment banking	$39,924,382	$27,249,421	$16,054,815	$33,221,615
Brokerage	34,004,005	35,731,188	12,986,710	21,835,349
Asset management fees	20,148,109	11,368,966	1,218,467	3,829,996
Principal transactions	18,517,422	(4,657,068)	541,251	2,404,351
Gain on sale and payoff of loans	22,268,091	—	—	—
Gain on repurchase of asset-backed securities issued	4,704,760	—	—	—
Gain on bargain purchase	1,179,279	—	—	—
Net dividend income	2,520,484	3,174,249	399,053	1,448,689
Other income	2,592,897	1,157,831	326,105	533,768

Non-interest revenues	145,859,429	74,024,587	31,526,401	63,273,768

Interest income	35,369,806	2,392,124	732,395	2,007,281
Interest expense	(25,924,278)	(408,498)	(569,901)	(160,044)

Net interest income	9,445,528	1,983,626	162,494	1,847,237

Provision for loan losses	(5,821,409)	(2,896,149)	—	—

Total net revenues after provision for loan losses	149,483,548	73,112,064	31,688,895	65,121,005

Non-interest Expenses
Compensation and benefits	105,179,159	65,745,840	18,393,339	45,617,518
Income allocation and accretion—Redeemable Class A member interests	—	—	117,418,274	—
Administration	5,050,439	5,886,781	1,770,553	3,371,302
Brokerage, clearing and exchange fees	5,284,323	5,062,582	1,689,174	3,365,797
Travel and business development	2,396,264	3,472,505	1,197,440	1,930,058
Communications and technology	3,892,437	3,837,198	1,389,647	2,474,681
Occupancy	2,447,737	1,905,248	699,774	1,184,173
Professional fees	3,589,045	3,064,865	375,969	2,054,182
Depreciation	745,571	963,095	525,734	688,490
Other	554,326	19,646	(241,084)	184,678

Total non-interest expenses	129,139,301	89,957,760	143,218,820	60,870,879

Income (loss) before income tax expense	20,344,247	(16,845,696)	(111,529,925)	4,250,126
Income tax expense (benefit)	7,662,501	(5,700,952)	—	(2,536,614)

Net income (loss)	12,681,746	(11,144,744)	(111,529,925)	6,786,740
Less: Net income (loss) attributable to noncontrolling interests	1,871,494	(498,404)	167,388	246,930

Net income (loss) attributable to JMP Group Inc.	$10,810,252	$(10,646,340)	$(111,697,313)	$6,539,810

Net income (loss) attributable to JMP Group Inc. per common share:
Basic	$0.52	$(0.53)		$0.30
Diluted	$0.49	$(0.53)		$0.30
Weighted average common shares outstanding:
Basic	20,790,776	20,210,888		21,829,544
Diluted	22,137,491	20,210,888		21,916,158
Net (loss) per unit—Class A common interests:
Basic			$(23.84)
Diluted			$(23.84)
Weighted average units outstanding—Class A common interests:
Basic			2,384,881
Diluted			2,384,881
Net (loss) per unit—Class B common interests:
Basic			$(23.84)
Diluted			$(23.84)
Weighted average units outstanding—Class B common interests:
Basic			2,300,000
Diluted			2,300,000

See accompanying notes to consolidated financial statements

JMP Group Inc.

Consolidated Statements of Changes in Equity

	JMP Group Inc. Members' Equity				Noncontrolling Interest	Total Equity
	Class A Common Interests	Class B Common Interests	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)
Predecessor:
Balance, December 31, 2006	11,861,848	31,650,177	268,635	2,971,152	5,739,459	52,491,271
Net income (loss)	—	—	—	(111,697,313)	167,388	(111,529,925)
Additonal paid-in capital—stock-based compensation	—	—	816,248	—	—	816,248
Contributions of Class A common members	401,172	—	—	—	—	401,172
Redeemable Class A member interests—liability to equity exchange for treasury	111,209,527	—	—	—	—	111,209,527
Distributions paid to Class A and Class B common interests	—	—	—	(6,679,874)	—	(6,679,874)
Capital contributions from noncontrolling interest holders	—	—	—	—	200,000	200,000
Sale of subsidiary shares to noncontrolling interest holders	—	—	—	—	20,800	20,800

Balance, May 15, 2007	$123,472,547	$31,650,177	$1,084,883	$(115,406,035)	$6,127,647	$46,929,219

	JMP Group Inc. Stockholders' Equity					Noncontrolling Interest	Total Equity
	Common Stock		Common Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)
	Shares	Amount
Successor:
Balance, May 16, 2007	1,012,999	$1,013	$—	$14,227,555	$560,064	$6,127,647	$20,916,279
Net income	—	—	—	—	6,539,810	246,930	6,786,740
Additonal paid-in capital—stock-based compensation	44,642	45	—	7,453,841	—	—	7,453,886
Issuance of common stock for membership interests	13,787,036	13,787	—	26,225,681	—	—	26,239,468
Net proceeds from issuance of common sotck in initial public offering	7,199,864	7,200	—	73,094,845	—	—	73,102,045
Cash dividends paid to shareholders	—	—	—	—	(1,638,796)	—	(1,638,796)
Purchases of shares of common stock for treasury	—	—	(10,884,218)	—	—	—	(10,884,218)
Dividends paid to noncontrolling interest holders	—	—	—	—	—	(1,352,899)	(1,352,899)
Capital contributions from noncontrolling interest holders	—	—	—	—	—	9,583,014	9,583,014
Balance, December 31, 2007	22,044,541	22,045	(10,884,218)	121,001,922	5,461,078	14,604,692	130,205,519
Net loss	—	—	—	—	(10,646,340)	(498,404)	(11,144,744)
Additonal paid-in capital—stock-based compensation	25,200	25	—	11,119,673	—	—	11,119,698
Cash dividends paid to shareholders	—	—	—		(4,031,342)	—	(4,031,342)
Purchases of shares of common stock for treasury	—	—	(6,921,784)	—	—	—	(6,921,784)
Reissuance of shares of common stock from treasury	—	—	7,095,021	(6,181,848)	(913,173)	—	—
Dividends paid to noncontrolling interest holders						(224,254)	(224,254)
Capital contributions from noncontrolling interest holders						1,416,757	1,416,757
Deconsolidation of subsidiaries	—	—	—	—	—	(7,347,774)	(7,347,774)
Balance, December 31, 2008	22,069,741	$22,070	$(10,710,981)	$125,939,747	$(10,129,777)	$7,951,017	$113,072,076
Net income	—	—	—	—	10,810,252	1,871,494	12,681,746
Additonal paid-in capital—stock-based compensation	—	—	—	(480,726)	—	—	(480,726)
Additonal paid-in capital—excess tax benefit related to stock-based compensation	—	—	—	666,385	—	—	666,385
Cash dividends paid to shareholders	—	—	—	—	(835,452)	—	(835,452)
Purchases of shares of common stock for treasury	—	—	(5,404,016)	—	—	—	(5,404,016)
Reissuance of shares of common stock from treasury	—	—	11,755,224	—	(996,793)	—	10,758,431
Sale of subsidiary shares to noncontrolling interest holders	—	—	—	—	—	373,705	373,705
Dividends paid to noncontrolling interest holders	—	—	—	—	—	(1,284,359)	(1,284,359)
Reorganization/dissolution of subsidiaries (Note 2)	—	—	—	—	—	(3,895,715)	(3,895,715)

Balance, December 31, 2009	22,069,741	$22,070	$(4,359,773)	$126,125,406	$(1,151,770)	$5,016,142	$125,652,075

See accompanying notes to consolidated financial statements

JMP Group Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2009	Year Ended December 31, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007
	Successor	Successor	Predecessor	Successor
Cash flows from operating activities:
Net income (loss)	$12,681,746	$(11,144,744)	$(111,529,925)	$6,786,740
Adjustments to reconcile net income to net cash (used in) provided by in operating activities:
Provision for doubtful accounts	—	19,646	(241,079)	111,368
Provision for loan losses	5,821,409	2,896,149	—	—
Amortization of deferred loan fees	(977,045)	(69,483)	—	—
Accretion of liquidity discount, net	1,561,308	—	—	—
Loan origination and commitment fees	—	260,000	—	—
Gain on sale and payoff of loans	(22,268,091)	—	—	—
Gain on repurchase of asset-backed securities issued	(4,704,760)	—	—	—
Change in other investments:
Fair value	(10,779,010)	2,424,016	(430,177)	1,276,526
Incentive fees reinvested in general partnership interests	(4,734,454)	(3,666,029)	(226,953)	(465,343)
Depreciation and amortization of fixed assets	745,571	963,095	525,734	688,490
Stock-based compensation expense	9,759,075	11,119,698	816,249	7,453,886
Deferred income taxes	6,977,680	(8,211,744)	—	(2,536,614)
Gain on bargain purchase	(1,179,279)	—	—	—
Net change in operating assets and liabilities:
Decrease in interest receivable	163,440	62,157	3,331	16,592
(Increase) decrease in receivables	(1,940,509)	3,687,738	1,417,767	1,694,908
Decrease (increase) in marketable securities	8,687,847	(1,040,627)	(3,953,001)	(8,318,572)
Decrease (increase) in restricted cash (excluding restricted cash reserved for lending activities), deposits and other assets	8,683,694	(4,632,665)	(1,271,797)	(8,284,908)
Decrease (increase) in marketable securities sold, but not yet purchased	(4,630,222)	2,323,639	1,561,160	1,911,964
(Decrease) in interest payable	(702,429)	—	—	—
(Decrease) increase in securities sold under agreements to repurchase	—	(9,135,000)	—	9,135,000
Increase (decrease) in accrued compensation and other liabilities	36,726,617	(8,487,845)	(15,189,481)	18,849,944
Increase in Redeemable Class A member interests	—	—	98,696,930	—

Net cash provided by (used in) operating activities	39,892,588	(22,631,999)	(29,821,242)	28,319,981

Cash flows from investing activities:
Purchases of fixed assets	(723,837)	(312,665)	(60,416)	(385,850)
Investment in subsidiary	(2,089,477)	—	—	—
Purchases of other investments	(7,486,372)	(19,686,450)	(700,000)	(12,288,858)
Sales of other investments	13,358,268	5,161,783	251,696	270,084
Funding of loans collateralizing asset-backed securities issued	(156,084,749)	—	—	—
Funding of loans held for investment	—	(7,956,770)	—	(3,000,000)
Sale and payoff of loans collateralizing asset-backed securities issued	93,300,692	—	—	—
Principal payments on loans collateralizing asset-backed securities issued	53,397,096	—	—	—
Principal payments on loans held for investment	270,162	322,000	—	625,000
Repayment of note receivable	—	335,272	—	—
Net change in restricted cash reserved for lending activities	9,011,591	—	—	—
Cash associated with consolidation / deconsolidation of subsidiaries	902,475	(7,016,482)	—	—

Net cash provided by (used in) investing activities	3,855,849	(29,153,312)	(508,720)	(14,779,624)

JMP Group Inc.

Consolidated Statements of Cash Flows—(Continued)

	Year Ended December 31, 2009	Year Ended December 31, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007
	Successor	Successor	Predecessor	Successor
Cash flows from financing activities:
Proceeds from issuance of note payable	6,100,000	8,680,850	14,500,000	—
Repayment of note payable	(5,736,170)	—	—	(14,500,000)
Repayment and repurchase of contingent consideration payable	(1,898,792)	—	—	—
Proceeds from initial public offering, net of expenses	—	—	—	73,102,045
Sale of asset-back securities issued	996,000	—	—	—
Repurchase of asset-backed securities issued	(555,127)	—	—	—
Repayment of asset-backed securities issued	(6,761,918)	—	—	—
Distributions paid to Class A and Class B common interests	—	—	(6,679,874)	—
Cash dividends paid to stockholders	(835,452)	(4,031,342)	—	(1,638,796)
Purchases of shares of common stock for treasury	(5,404,016)	(6,921,784)	—	(10,884,218)
Capital contributions of noncontrolling interest members and shareholders	300,000	1,416,757	200,000	9,583,014
Dividends paid to noncontrolling interest shareholders	(1,284,359)	(224,254)		(155,660)
Proceeds from exercises of stock options	83,250	—	—	—
Excess tax benefit related to stock-based compensation	666,385	—	—	—

Net cash (used in) provided by financing activities	(14,330,199)	(1,079,773)	8,020,126	55,506,385

Net increase (decrease) in cash and cash equivalents	29,418,238	(52,865,084)	(22,309,836)	69,046,742
Cash and cash equivalents, beginning of period	46,261,959	99,127,043	52,328,804	30,080,301

Cash and cash equivalents, end of period	$75,680,197	$46,261,959	$30,018,968	$99,127,043

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5,776,454	$357,706	$1,033,937	$173,788
Cash paid during the period for taxes	$730,000	$6,729,517	$—	$380,821
Non-cash investing and financing activities:
Issuance of Class A common interests	$—	$—	$401,172	$—
Issuance of JMPRT common stock	$—	$—	$20,800	$—
Dividends distributed by JMPRT to noncontrolling interest shareholders in the form of participation interest	$—	$—	$—	$1,197,238
Reissuance of shares of common stock from treasury related to vesting of restricted stock units and excercise of stock options	$6,404,549	$5,629,230	$—	$—
Fair value of noncash assets acquired in the Cratos acquisition	$376,371,923	$—	$—	$—
Fair value of noncash liabilities assumed in the Cratos acquisition	$370,775,518	$—	$—	$—
Membership interest in LSC III, LLC (“LSC”) received in full satisfaction of a non-revolving credit note (Note 2)	$2,434,953	$—	$—	$—

See accompanying notes to consolidated financial statements

JMP GROUP INC.

Notes to Consolidated Financial Statements

December 31, 2009, 2007 and 2006

1. Organization and Description of Business

JMP Group Inc., together with its subsidiaries (collectively, the “Company” or “Successor”), is an independent investment banking and asset management firm headquartered in San Francisco. JMP Group Inc. completed its initial public offering on May 16, 2007, and also completed a corporate reorganization (the “Reorganization”), which is described in greater detail in the Registration Statement on Form S-1 (File No. 333-140689) (the “Registration Statement”) filed with the Securities and Exchange Commission (“SEC”) in connection with the initial public offering. The Company conducts its brokerage business through its wholly-owned subsidiary, JMP Securities LLC (“JMP Securities”), its asset management business through its wholly-owned subsidiary, Harvest Capital Strategies LLC (“HCS”) (formerly JMP Asset Management LLC, which changed its name to HCS effective September 29, 2008), its corporate credit business through its majority-owned indirect subsidiary, JMP Credit Corporation (“JMP Credit”), and certain principal investments through its wholly-owned subsidiary JMP Capital LLC (“JMP Capital”). JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to, customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS.

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

Effective April 7, 2009, the Company, through its majority-owned indirect subsidiary JMP Credit, completed the acquisition of 100% of the membership interests of Cratos Capital Partners, LLC and its subsidiaries, including Cratos Capital Management, LLC (collectively, “Cratos”), an alternative asset manager of collateralized loan obligations, together with certain securities of Cratos CLO I, Ltd. (the “CLO”). Certain members of Cratos hold noncontrolling interests in JMP Credit. As a result of the acquisition, the Company now operates in three reportable business segments: Broker-Dealer, Asset Management and Corporate Credit. Please refer to Note 4 and Note 23 for further information on the acquisition and our business segments.

2. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements and accompanying notes present the consolidated financial condition of the Successor as of December 31, 2009 and December 31, 2008. Consolidated results of operations and cash flows are presented for the Successor for the years ended December 31, 2009 and 2008 and for the period from May 16, 2007 to December 31, 2007 (post-Reorganization) and for the Predecessor for the period January 1, 2007 through May 15, 2007 (pre-Reorganization). The Reorganization in connection with the initial public offering resulted in a combination of the Predecessor (JMP Group LLC) and JMP Holdings Inc. (now JMP Group Inc.), whose financial statements had not been combined with those of the Predecessor prior to May 16, 2007 for reporting purposes. Therefore, the Successor’s consolidated financial statements as of and after May 16, 2007 include the accounts of both JMP Group LLC and JMP Group Inc. The consolidated accounts of the Predecessor include the wholly-owned subsidiaries, JMP Securities and HCS, the indirectly wholly-owned subsidiary, JMP Capital LLC (“JMP Capital”), through which the Company conducts certain principal investing activities, and the partially-owned subsidiaries, JMP Realty Trust (“JMPRT”), Harvest Consumer Partners (“HCP”) and Harvest Technology Partners (“HTP”). The consolidated accounts of the Successor include the wholly-owned subsidiaries, JMP Securities and HCS, the indirectly majority-owned subsidiaries, JMP Credit (effective April 7, 2009) and Harvest Mortgage Opportunities Partners (“HMOP”) (effective May 1, 2009), the indirectly wholly-owned subsidiary, JMP Capital, and the partially-owned subsidiaries, JMPRT (through January 1, 2009), HCP (through November 30, 2008), HTP (through July 31, 2008) and Opportunity Acquisition Corp., a special purpose acquisition corporation, or “SPAC”, formed for the purpose of acquiring one or more businesses through a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination. The Company was the sponsor of the SPAC. The SPAC was liquidated on December 31, 2009 with no distribution of assets to the Company or noncontrolling interest holders due to its accumulated loss. All material intercompany accounts and transactions have been eliminated in consolidation.

The Company follows the authoritative accounting guidance for the consolidation of variable interest entities (VIEs). Such guidance applies to certain entities (called VIEs) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. When the Company enters into a transaction with a VIE, the Company determines if it is the primary beneficiary of the VIE by performing a qualitative analysis of the VIE that includes a review of, among other factors, its capital structure, contractual terms, related party relationships, the Company’s fee arrangements and the design of the VIE. Upon acquisition of Cratos, the Company performed this analysis and concluded that the CLO managed by Cratos is a VIE and that Cratos Capital Partners LLC, which owns 100% of the subordinated notes in the CLO and performs ongoing management responsibilities for the CLO, is deemed the primary beneficiary. As a result, the Company consolidates the assets and liabilities of the Cratos CLO securitization entity, and the underlying loans owned by the CLO entity are shown on our consolidated statements of financial condition under loans collateralizing asset-backed securities issued and the asset-backed securities (“ABS”) issued to third parties are shown under ABS issued.

Noncontrolling interest on the consolidated statements of financial condition at December 31, 2009 relates to the interest of third parties in JMP Credit and HMOP, indirectly majority-owned subsidiaries consolidated on our books. Noncontrolling interest on the consolidated statements of financial condition at December 31, 2008 relates to the interest of third parties in JMPRT and SPAC.

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

In addition to HTP and HCP, HCS currently manages several other asset management limited partnerships and is a general partner of each. The partnership agreements for these asset management funds provide for the right of the limited partners to remove the general partners by a simple majority vote of the non-affiliated limited partners. Because of these substantive kick-out rights, the Company, as the general partner, does not control these asset management funds and therefore does not consolidate those funds. The Company’s investments in these funds are accounted for under the equity method of accounting.

On January 18, 2008, JMP Group Inc. and certain unconsolidated affiliates made an investment in convertible preferred stock of New York Mortgage Trust, Inc. (“NYMT”), a publicly traded real estate investment trust engaged in the investment management of mortgage-backed securities and high credit quality residential adjustable rate mortgage loans. Such investment by JMP Group Inc. and affiliated entities was $20.0 million in total, comprised of $5.0 million by JMP Group Inc., $5.0 million by certain funds managed by HCS, and $10.0 million by JMPRT. JMPRT’s investment in NYMT was transferred to HMOP on January 2, 2009. In addition, JMP Group Inc. invested $4.5 million in the common stock of NYMT on February 14, 2008 via a private investment in public equity (PIPE) transaction. At December 31, 2009, JMP Group Inc. owned approximately 6.3% of NYMT’s common stock. In addition, JMP Group Inc. and affiliated entities collectively owned 1.0 million shares of NYMT’s Series A Preferred Stock at December 31, 2009. The Series A Preferred Stock is convertible into shares of NYMT’s common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 1/2) shares of common stock for each share of Series A Preferred Stock. The Series A Preferred Stock matures on December 31, 2010, at which time any outstanding shares must be redeemed by NYMT at the $20.00 per share liquidation preference. Because of its current ownership and management position, the Company does not consolidate NYMT. The Company accounts for its investment in NYMT using the fair value option. See Note 24 for the summarized financial information of NYMT.

On July 31, 2009, the Company received 100% of the membership interest in LSC III, LLC (“LSC”) in full satisfaction of a $2.4 million non-revolving credit note. LSC is an investment partnership and owns shares of common and preferred stock of two privately-held companies which had an aggregate fair value of $2.3 million at December 31, 2009. The Company is the sole member of LSC and therefore has a controlling financial interest in LSC. As a result, the Company consolidates LSC in its consolidated financial statements effective July 31, 2009.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of estimates and assumptions that affect both the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

In these commission-sharing or tri-party arrangements, the amount of the fee is determined by the client on a case-by-case basis and agreed to by the Company. An invoice is then sent to the payor. For the second and third type of arrangements, revenue is recognized and an invoice is sent once an arrangement exists, access to research has been provided, a specific amount is fixed or determinable, and collectability is reasonably assured. None of these arrangements obligate clients to a fixed amount of fees for research, either through trading commissions or direct or indirect cash payments, nor do they obligate the Company to provide a fixed quantity of research or execute a fixed number of trades. Furthermore, the Company is not obligated under any arrangement to make commission payments to third parties on behalf of clients.

Asset Management Fees

Asset management fees consist of base management fees and incentive fees. The Company recognizes base management fees on a monthly basis over the period in which the investment services are performed. Base management fees earned by the Company are generally based on the fair value of assets under management and the fee schedule for each fund and account. Base management fees are calculated at the investor level using their quarter-beginning capital balance adjusted for any contributions or withdrawals. The Company also earns incentive fees that are based upon the performance of investment funds and accounts. Such fees are either a specified percentage of the total investment return of a fund or account or a percentage of the excess of an investment return over a specified highwater mark or hurdle rate over a defined performance period. For most funds, the highwater mark is calculated using the greatest value of a partner’s capital account as of the end of any performance period, increased for contributions and decreased for withdrawals. Incentive fees are recognized as revenue at the end of the specified performance period. The performance period used to determine the incentive fee is quarterly for the hedge funds, HMOP and NYMT, and annually for the funds of hedge funds managed by HCS. Generally the incentive fees are reinvested in the investment funds in which we hold a general partner investment. The incentive fees are not subject to any contingent repayments to investors or any other clawback arrangements.

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

The Company’s principal transaction revenues for these categories for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007
	Successor	Successor	Predecessor	Successor
Equity and other securities	$10,293,532	$(6,766,367)	$(135,301)	$659,496
Warrants and other investments	(219,852)	124,085	11,904	(25,009)
Investment partnerships	8,443,742	1,985,214	664,648	1,769,864

Total principal transaction revenues	$18,517,422	$(4,657,068)	$541,251	$2,404,351

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans consists of gains from the sale and payoff of loans collateralizing asset-backed securities at JMP Credit Corporation. Gains are recorded when the proceeds exceed our carrying value of the loan.

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

Restricted cash consisted of the following at December 31, 2009 an 2008:

	December 31, 2009	December 31, 2008
Principal and interest payments held as collateral for asset-backed securities issued	$33,349,398	$—
Cash collateral supporting standby letters of credit	1,339,870	—
Proceeds from short sales	1,047,461	5,677,682
Deposit with clearing broker	255,336	255,336
Deposits for operating leases	636,148	996,483

	$36,628,213	$6,929,501

Receivable from Clearing Broker

The Company clears customer transactions through another broker-dealer on a fully disclosed basis. At both December 31, 2009 and December 31, 2008, the receivable from clearing broker consisted solely of commissions related to securities transactions.

Investment Banking Fees Receivable

Investment banking fees receivable include receivables relating to the Company’s investment banking or advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis. The allowance for doubtful accounts related to investment banking fee receivable was zero and $78,579 at December 31, 2009 and 2008, respectively. The following table summarizes activities in the allowance for doubtful accounts for the years ended December 31, 2009 and 2008 as well as for the period from January 1, 2007 through May 15, 2007 and the period from May 16, 2007 through December 31, 2007.

Allowance for Doubtful Accounts		Balance at Beginning of Period	Additions Charged to Expenses	Deductions (Charge-Off, net of Recoveries)	Balance at End of Period
Year ended December 31, 2009	Successor	$78,579	$—	$(78,579)	$—
Year ended December 31, 2008	Successor	156,004	19,646	(97,071)	78,579
May 16, 2007 through December 31, 2007	Successor	23,730	184,682	(52,408)	156,004
January 1, 2007 through May 15, 2007	Predecessor	294,905	(241,082)	(30,093)	23,730

Fair Value of Financial Instruments

The Company adopted amended accounting principles related to fair value measurements as of January 1, 2008. The amendment establishes a consistent framework for measuring fair value in accordance with “GAAP and expands disclosures with respect to fair value measurements. The amendment applies to all financial instruments that are being measured and reported on a fair value basis. This includes those items currently reported in marketable securities owned, at fair value, other investments and marketable securities sold, not yet purchased, at fair value on the consolidated statements of financial condition. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 5 of the Notes to the consolidated financial statements for the disclosures related to the fair value of our marketable securities and other investments.

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

Marketable securities owned and securities sold, but not yet purchased, consist of U.S. listed and over-the-counter (“OTC”) equity securities. Other investments consist principally of investments in private investment funds managed by the Company or its affiliates and an investment in a private investment fund managed by a third party. Such investments held by non-broker-dealer entities are accounted for under the equity method based on the Company’s share of the earnings (or losses) of the investee. The financial position and operating results of the private investment funds are generally determined on an estimated fair value basis as set forth in the AICPA Audit and Accounting Guide : Investment Companies. Generally, securities are valued (i) at their last published sale price if they are listed on an established exchange or (ii) if last sales prices are not published, at the highest closing “bid” price (for securities held “long”) and the lowest closing “asked” price (for “short” positions) as recorded by the composite tape system or such principal exchange, as the case may be. Where the general partner determines that market prices or quotations do not fairly represent the value of a security in the investment fund’s portfolio (for example, if a security is a restricted security of a class that is publicly traded) the general partner may assign a different value. The general partner will determine the estimated fair value of any assets that are not publicly traded.

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

The Company follows the authoritative guidance included in GAAP on the fair value option which provides companies with an option to report selected financial assets and financial liabilities at fair value. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in the Consolidated Statements of Operations. We elected to apply the fair value option to our investments in NYMT convertible preferred and common stock. The primary reason for electing the fair value option was to measure these investments on the same basis as our other equity securities, all of which are stated at fair value.

Dividends received during the years ended December 31, 2009 and 2008 on NYMT stock of $1.9 million and $1.8 million, respectively, were recorded in net dividend income on our Consolidated Statements of Operations. For the years ended December 31, 2009 and 2008, the Company recorded unrealized gains of $5.6 million and unrealized loss of $6.5 million, respectively, on the above investments in NYMT primarily due to the improved performance of NYMT’s stock during the period. The unrealized gains on our investments in NYMT are reported in Principal Transactions in the Consolidated Statements of Operations.

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

The Company continues to estimate the cash flows expected to be collected over the life of the loans acquired through the purchase of Cratos. If, upon subsequent evaluation, the Company believes it is unable to collect all cash flows expected at the acquisition date plus additional cash flows expected to be collected arising from changes in the estimate after the acquisition, the loan is considered impaired. Loans considered impaired at the acquisition date of Cratos continue to be assessed in accordance with the authoritative guidance under GAAP on loan impairment. If based on current information and events, it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, the Company will first reduce any remaining credit discounts (including allowances for loan losses) and, to the extent necessary, any liquidity discounts for the loans established after its acquisition for the increase in the present value of cash flows expected to be collected. Then the Company will recalculate the amount of accretable yield for the loan as the excess of the revised cash flows expected to be collected over the sum of (a) the initial investment less (b) cash collected less (c) write-downs plus (d) amount of yield accreted to date. The Company will adjust the amount of accretable yield by reclassification from nonaccretable discount. The adjustment is accounted for as a change in estimate, with the amount of periodic accretion adjusted over the remaining life of the loan. The resulting yield is then used as the effective interest rate in any subsequent accounting.

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

The Company provides an allowance for loans that are considered impaired. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral securing the loan if the loan is collateral dependent, depending on the circumstances and the Company’s collection strategy. For those loans held by Cratos at the date of acquisition by JMP Credit, and deemed impaired at that date or a subsequent date, allowance for loan losses is calculated considering two further factors. For loans deemed impaired at the date of acquisition if there is a further decline in expected future cash flows, this reduction is recognized as a specific reserve in the current quarter in accordance with above. For those loans deemed impaired subsequent to the acquisition date, if the net realizable value is lower than the current carrying value then the carrying value is reduced and the difference is booked as provision for loan losses. If the total discount from unpaid principal balance to carrying value is larger than the expected loss at the date of assessment, no provision for loan losses is recognized.

In addition, the Company provides an allowance on a loan by loan basis at JMP Credit that were purchased after the Cratos acquisition. The Company employs internally developed and third party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default), which are used in developing an appropriate allowance for loan losses. The Company performs periodic detailed reviews of its loan portfolio to identify risks and to assess the overall collectibility of loans.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities based upon the temporary differences between the financial reporting and tax bases of its assets and liabilities. Valuation allowances are established when necessary to reduce the deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

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

Stock-Based Compensation

The Company recognizes compensation cost for stock-based awards at their fair value on the date of grant and records compensation expense over the service period for awards expected to vest. Such grants are recognized as expense, net of estimated forfeitures.

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

3. Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. In January 2010, the Financial Accounting Standards Board (the “FASB”) issued ASU 2010-06 which provides amendments to ASC Subtopic 820-10 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. ASU 2010-06 is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity on a gross basis which is effective for annual periods beginning after December 15, 2010 and for interim periods within those fiscal years. The Company will adopt ASU 2010-06 in the first quarter of 2010. The Company does not expect the adoption to have a material impact on our consolidated financial position or results of operations.

ASU 2010-02, Consolidation (Topic 810): Accounting and Reporting of Decreases in Ownership of a Subsidiary – a Scope Clarification. In January 2010, the FASB issued ASU 2010 which provides amendments to ASC Subtopic 810-10 and related guidance within U.S. GAAP to clarify the scope of the decrease in ownership provisions of the Subtopic and related guidance. The amendments in this ASU also clarify that the decrease in ownership guidance does not apply to certain transactions even if they involve businesses. ASU 2010-02 is effective beginning in the period an entity adopts Statements of Financial Accounting Standards (“SFAS”) No. 160 (now included in Subtopic 810-10). The Company adopted SFAS No. 160 on January 1, 2009, and therefore applied the amendments in ASU 2010-02 retrospectively to the first quarter of 2009. The Company’s adoption of ASU 2010-02 did not impact on our consolidated financial position or results of operations.

ASU 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved in Variable Interest Entities. In December 2009, the FASB issued ASU 2009-17 which amends the FASB Accounting Standards Codification for the issuance of SFAS No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 is effective for annual and interim periods beginning after November 15, 2009. The Company will adopt ASU 2009-17 in the first quarter of 2010. The Company does not expect the adoption to have a material impact on our consolidated financial position or results of operations.

ASU 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. In December 2009, the FASB issued ASU 2009-16 which amends the FASB Accounting Standards Codification for the issuance of SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this ASU improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. ASU 2009-16 is effective for annual and interim periods beginning after November 15, 2009. The Company will adopt ASU 2009-16 in the first quarter of 2010. The Company does not expect the adoption to have a material impact on our consolidated financial position or results of operations.

ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Per Share (or Equivalent). In September 2009, the FASB issued ASU 2009-12 which amends ASC Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). ASU 2009-12 is effective for annual and interim periods ending after December 15, 2009. The Company adopted ASU 2009-12 in the fourth quarter of 2009. The Company’s adoption of ASU 2009-12 did not have a material impact on our consolidated financial position or results of operations.

4. Acquisition

Effective April 7, 2009, the Company, through its majority-owned indirect subsidiary JMP Credit, completed the acquisition of 100% of the membership interests of Cratos Capital Partners, LLC and its subsidiaries, including Cratos Capital Management, LLC (collectively, “Cratos”), an alternative asset manager of collateralized loan obligations, together with 100% of the subordinated securities of Cratos CLO I, Ltd. (the “CLO”). The results of operations of Cratos from April 7, 2009 to December 31, 2009 have been included in the statement of operations of the Company for the year ended December 31, 2009. The CLO was, at the acquisition date, a diversified portfolio of approximately $467.0 million par amount of first lien corporate loans for which Cratos serves as investment adviser. The Company acquired control of Cratos through acquiring Cratos Capital Partners LLC (which holds the subordinated securities) with the intent of expanding its business in alternative asset management.

The acquisition was accounted for under the acquisition method of accounting, which requires the purchase price to be allocated to assets and liabilities based on their estimated fair value at the acquisition date. The excess of the value of the net assets acquired over the purchase price was recorded as a gain on bargain purchase and is shown as a separate component of revenues in the Company’s Consolidated Statement of Operations. The following table represents the allocation of the purchase price to the acquired net assets and resulting gain on bargain purchase:

Amount of cash paid	$4,000,000
Fair value of contingent consideration (1)	2,253,944
Discount on noncontrolling interest	73,705

Total purchase price	6,327,649
Allocation of the purchase price
Cratos member’s deficit	(13,595,538)

Pre-tax adjustments to reflect assets and liabilities at fair value:
Loans collateralizing asset-backed securities issued	(113,224,756)
Fixed assets	(34,252)
Deferred financing costs	(6,881,314)
Other assets	(54,916)
Accrued interest payable	7,180
Asset -backed securities issued	138,399,679

Pre-tax total adjustments	18,211,621
Deferred income taxes	(581,172)

After tax total adjustments	17,630,449

Other acquisition adjustments
Contingent liability to seller (1)	(2,253,944)
Working capital line payoff	5,799,666
Noncontrolling interest at fair value	(73,705)

Fair value of net assets acquired	7,506,928

Bargain purchase gain resulting from Cratos acquisition	$(1,179,279)

(1)	Contingent consideration / liability to seller—JMP Credit issued a $3.0 million zero-coupon note to one of the previous owners of Cratos. The note was payable only from the first $3.0 million of cash flows derived from the subordinated notes held by JMP Credit. The note was recorded at its fair value of $2.3 million as of the acquisition date with the difference from the face value of $0.7 million recorded as a liquidity discount on the acquisition date. The liquidity discount was amortized into interest expense over the expected life of the note which is the sole component of interest expense related to the zero-coupon note. On December 29, 2009, JMP Credit repurchased the note for $1.8 million, which is at a discount to the carrying value resulting in a gain of $0.5 million. The Company recorded interest expense on the note of $0.1 million for the year ended December 31, 2009.

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

	Year Ended December 31,
	2009	2008
Pro forma revenues	$148,417,525	$35,937,817
Pro forma net income	9,006,948	(36,555,764)
Pro forma net income per share—basic	$0.43	$(1.81)
Pro forma net income per share—diluted	$0.41	$(1.81)

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

5. Marketable Securities and Other Investments

Other Investments at Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company provides the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial instrument assets and liabilities carried at fair value have been classified and disclosed in one of the following three categories:

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

The following tables provide fair value information related to the Company’s financial assets and liabilities at December 31, 2009 and 2008:

	Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Marketable securities owned:
Equity securities	$5,899,446	$—	$—	$5,899,446

Total marketable securities owned	$5,899,446	$—	$—	$5,899,446

Other investments:
General partner investment in hedge funds	$—	$33,313,171	$—	$33,313,171
General partner investment in funds of funds	—	—	2,932,534	2,932,534

Total general partner investment in funds	—	33,313,171	2,932,534	36,245,705
Limited partner investment in private equity fund	—	—	2,475,907	2,475,907
Limited partner investment in mortgage fund	—	—	1,147,417	1,147,417
Investment in NYMT convertible preferred stock	—	—	15,000,000	15,000,000
Private equity securities	—	—	2,320,953	2,320,953

Total other investments	$—	$33,313,171	$23,876,811	$57,189,982

	Assets at Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Marketable securities owned:
Equity securities	$11,976,235	$—	$—	$11,976,235
Quasi-government agency securities	7,862,245	—	—	7,862,245

Total marketable securities owned	$19,838,480	$—	$—	$19,838,480

Other investments:
General partner investment in hedge funds	$—	$29,766,076	$—	$29,766,076
General partner investment in funds of funds	—	—	3,678,073	3,678,073

Total general partner investment in funds	—	29,766,076	3,678,073	33,444,149
Limited partner investment in private equity fund	—	—	2,516,115	2,516,115
Investment in NYMT convertible preferred stock	—	—	11,686,650	11,686,650
Warrants	—	—	307,341	307,341

Total other investments	$—	$29,766,076	$18,188,179	$47,954,255

	Liabilities at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Marketable securities sold, but not yet purchased	$1,047,461	$—	$—	$1,047,461

	Liabilities at Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Marketable securities sold, but not yet purchased	$5,677,683	$—	$—	$5,677,683

The following tables provide a reconciliation of the beginning and ending balances for the assets at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2009 and 2008:

	Balance as of December 31, 2008	Purchases/ (sales), net	Total gains (losses)— realized and unrealized	Transfers in/(out) of Level 3		Balance as of December 31, 2009	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$3,678,073	$(1,026,525)	$280,985	$—		$2,932,533	$254,460
Limited partner investment in private equity fund	2,516,115	(71,600)	31,392	—		2,475,907	62,505
Limited partner investment in mortgage fund	—	(1,050,583)	198,000	2,000,000	(3)	1,147,417	115,023
Investment in NYMT convertible preferred stock	11,686,650	655,600 (1)	2,657,750	—		15,000,000	2,657,750
Warrants	307,341	73,506	(380,847)	—		—	—
Private equity securities	—	2,434,953 (2)	(114,000)	—		2,320,953	(114,000)

Total Level 3 assets	$18,188,179	$1,015,351	$2,673,280	$2,000,000		$23,876,810	$2,975,738

(1)	Investment in NYMT convertible preferred stock held by JMPRT at December 31, 2008 of $7.8 million was removed from the Company’s assets in connection with the transfer of JMPRT assets and liabilities to HMOP effective January 2, 2009. The Company did not consolidate HMOP in its consolidated financial statements from January 2, 2009 through April 30, 2009. Effective May 1, 2009, the Company consolidates HMOP in its consolidated financial statements. As a result, the investment in NYMT convertible preferred stock held by HMOP was added to the Company’s assets at the fair value of $8.5 million as of May 1, 2009 and is included in the Company’s Level 3 assets as of December 31, 2009.

(2)	On July 31, 2009, the Company received 100% of the membership interest in LSC III, LLC (“LSC”) in full satisfaction of a $2.4 million non-revolving credit note. LSC is an investment partnership and owns shares of common and preferred stock of two privately-held companies which had an aggregate fair value of $2.4 million at July 31, 2009. The Company is the sole member of LSC and therefore has a controlling financial interest in LSC. As a result, the Company consolidates LSC in its consolidated financial statements effective July 31, 2009. The two investments owned by LSC were recorded at fair value as of July 31, 2009 and are included in the Company’s Level 3 assets as of December 31, 2009.
(3)	In the third quarter of 2009, the Company’s limited partner investment in a mortgage fund was transferred from Level 2 to Level 3 within the fair value hierarchy due to reduced observability of the inputs used to value the fund’s underlying investments.

	Balance as of December 31, 2007	Purchases/ (sales), net	Total gains (losses)— realized and unrealized	Transfers in/(out) of Level 3	Balance as of December 31, 2008	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$4,460,971	$—	$(782,898)	$—	$3,678,073	$(782,898)
Limited partner investment in private equity fund	2,282,582	205,600	27,933	—	2,516,115	27,933
Investment in NYMT convertible preferred stock	—	15,000,000	(3,313,350)	—	11,686,650	(3,313,350)
Warrants	300,503	—	6,838	—	307,341	6,838

Total Level 3 assets	$7,044,056	$15,205,600	$(4,061,477)	$—	$18,188,179	$(4,061,477)

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

Net transfers in/out of Level 3 represent existing financial assets that were previously categorized at a higher level. Transfers into or out of Level 3 result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets.

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

6. Loans Held for Investment

Loans held for investment at December 31, 2009 is comprised of principal investments in the form of two loan notes and advances on one non-revolving credit note commitment. At December 31, 2008, loans held for investment was comprised of principal investments in the form of two loan notes and advances on two non-revolving credit note commitments.

Loan notes include a participation interest in a loan made by JMPRT to a client during 2007. The loan is collateralized by real estate related assets, and bears interest at the rate of 20.0% per annum, payable monthly in arrears. The principal of the loan was due and payable on December 1, 2007, but was extended until September 2008 for an additional fee at the borrower’s option and in connection with a partial repayment. At September 30, 2008, the loan balance of $855,763 was in default and the Company recorded a loan loss provision of $427,882 in the third quarter of 2008 and $100,000 in the fourth quarter of 2009. Recovery of the loan is being sought through bankruptcy court proceedings from which the Company believes it will be able to recover at the net realizable value of the loan.

In addition, in the third quarter of 2008, the Company made a $4.2 million loan to a private commercial mortgage originator in the form of a note and warrants. The loan was placed on non-accrual status on April 1, 2009. Accordingly, the interest payments of $0.2 million received subsequent to that date were applied to the principal balance, reducing the outstanding principal balance to $4.0 million at December 31, 2009. The loan was recorded net of loan loss reserves of $3.8 million and $2.4 million at December 31, 2009 and 2008, respectively, and a deferred loan fee of $0.2 million at both December 31, 2009 and 2008.

The Company had also advanced as of December 31, 2008 an aggregate of $3.8 million on two non-revolving credit note commitments with an original aggregate amount of $7.0 million. In July 2009, one of the two non-revolving credit notes matured. As of the maturity date, the net carrying value of the credit was $2.4 million. As permitted by the terms of the credit agreement, at maturity, the borrower conveyed collateral to the Company in full satisfaction of the credit note. The collateral received was the membership interest in LSC III, LLC (see Note 5). As of December 31, 2009, the Company had a $1.3 million advance on a $2.0 million original commitment, $0.7 million of which expired in October 2009. The advance bears interest at rate of 16.0% per annum and is due in 2011. As of December 31, 2009, the Company had no remaining credit commitments.

The loan notes and non-revolving credit note commitments bear interest at rates from 15.0% to 20.0% per annum with maturity dates ranging from current to four years. At December 31, 2009 and December 31, 2008, $4.8 million and $3.4 million of the aggregate amount of loans held for investment were on non-accrual status, respectively.

The following table presents components of loans held for investment, net on the Consolidated Statements of Financial Condition at December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
Loans held for investment	$6,057,418	$8,812,533
Allowance for loan losses	(4,285,365)	(2,896,149)
Deferred loan fees	(180,017)	(190,517)

Total loans held for investment, net	$1,592,036	$5,725,867

A summary of the activity in the allowance for loan losses for the year ended December 31, 2009 and 2008 was as follows:

	Year Ended December 31,
	2009	2008
Balance at beginning of period	$(2,896,149)	$—
Provision for loan losses	(1,439,216)	(2,896,149)
Loans charged off, net of recoveries	50,000	—

Balance at end of period	$(4,285,365)	$(2,896,149)

The Company determined the fair value of loans held for investment to be $1.7 million and $6.0 million as of December 31, 2009 and December 31, 2008 respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

7. Loans Collateralizing Asset-backed Securities Issued

Loans collateralizing asset-backed securities issued are commercial loans securitized and owned by the Cratos CLO. The loans consist of those loans within the CLO securitization structure at the acquisition date of Cratos and loans purchased or originated into the CLO subsequent to the Cratos acquisition date. The following table presents the components of loans collateralizing asset-backed securities issued, net at December 31, 2009:

December 31, 2009
Loans collateralizing asset-backed securities	$461,459,727
Allowance for loan losses	(1,994,328)
Liquidity discount	(91,543,852)
Credit discount	(35,105,261)
Deferred loan fees, net	(4,849,292)

Total loans collateralizing asset-backed securities, net	$327,966,994

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. There were $74.4 million of impaired loans as of December 31, 2009, with allocated specific reserves of $1.6 million and credit discount of $35.1 million. In addition, the Company evaluates pools of homogeneous loans based on portfolio classification and risk assessment to determine the inherent loss in these portfolios. Based on such evaluation, we recorded pooled reserves of $0.4 million during the year ended December 31, 2009 on loans purchased into the CLO subsequent to the Cratos acquisition.

A summary of the activity in the allowance for loan losses for the year ended December 31, 2009 is as follows:

Year Ended December 31, 2009
Balance at beginning of period	$—
Provision for loan losses:
Specific reserve	(3,969,224)
Pooled reserve	(412,968)
Reversal due to sale, payoff or repayment of loans	2,387,864

Balance at end of period	$(1,994,328)

Loans recorded upon the acquisition of Cratos at fair value reflect a liquidity discount and a credit discount. In addition, most loans purchased subsequent to the acquisition were purchased at discount to their principal value, reflecting deferred loan fees. The tables below summarize the activity in the loan principal, liquidity discount, credit discount and deferred fees for the impaired loans and non-impaired loans for the year ended December 31, 2009:

Impaired loans:

	Year Ended December 31, 2009
	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Carrying Value, Net
Balance at beginning of period	$—	$—	$—	$—	$—
Cratos acquisitions (April 7, 2009)	96,466,473	—	(18,599,270)	(51,492,789)	26,374,414
Repayments	(6,761,349)	493,750	—	747,109	(5,520,490)
Amortization of discount	—	—	2,779,072	—	2,779,072
Provision for loan losses	—	(3,969,224)	—	—	(3,969,224)
Sales and payoff	(34,158,044)	1,894,114	7,331,018	7,966,646	(16,966,266)
Transfers to/from non-impaired loans, net	18,822,348	—	(9,921,651)	7,673,773	16,574,470

Balance at end of period	$74,369,428	$(1,581,360)	$(18,410,831)	$(35,105,261)	$19,271,976

Non-impaired loans:

	Year Ended December 31, 2009
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Balance at beginning of period	$—	$—	$—	$—	$—
Cratos acquisitions (April 7, 2009)	363,701,586	—	(109,576,369)	—	254,125,217
Purchases / funding	162,611,950	—	—	(6,527,201)	156,084,749
Repayments	(47,876,606)	—	—	—	(47,876,606)
Amortization of discount	—	—	16,448,885	966,545	17,415,430
Provision for loan losses	—	(412,968)	—	—	(412,968)
Sales and payoff	(73,496,667)	—	18,718,969	711,364	(54,066,334)
Transfers to/from impaired loans, net	(17,849,964)	—	1,275,494	—	(16,574,470)

Balance at end of period	$387,090,299	$(412,968)	$(73,133,021)	$(4,849,292)	$308,695,018

The Company determined the fair value of loans collateralizing asset-backed securities to be $374.5 million as of December 31, 2009, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

At December 31, 2009, $74.4 million of the aggregate principal amount of loans collateralizing asset-backed securities were on non-accrual status. The Company did not recognize any interest income for 17 impaired loans with a weighted average loan balance of $95.1 million that were on non-accrual status during the year.

8. Fixed Assets

At December 31, 2009 and 2008, fixed assets consisted of the following:

	December 31, 2009	December 31, 2008
Furniture and fixtures	$1,619,600	$1,363,429
Computer and office equipment	3,770,926	3,247,255
Leasehold improvements	2,374,283	2,320,339
Software	540,245	490,194
Less: accumulated depreciation	(6,959,774)	(6,214,203)

Total fixed assets, net	$1,345,280	$1,207,014

Depreciation expense for the years ended December 31, 2009 and 2008 was $745,571 and $963,095, respectively. Depreciation expense for the period from January 1, 2007 through May 15, 2007 and the period from May 16, 2007 through December 31, 2007 was $525,734 and $688,490, respectively.

9. Note Payable

Note payable consists of the revolving and term loans related to the Company’s credit facility with City National Bank (the “Lender”) entered into on August 3, 2006. The Company had a revolving loan of $2.1 million and a term loan of $6.9 million outstanding at December 31, 2009 and a term loan of $8.7 million outstanding at December 31, 2008.

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

During the first and second quarter of 2009, the Company drew down $2.1 million on the revolving line of credit to fund the HuaMei investment and $4.0 million to fund the purchase of Cratos, respectively. The $4.0 million drawn down to fund the purchase of Cratos was repaid during the second quarter of 2009. In addition, the Company made a scheduled repayment of $1.7 million on the term loan during 2009. The Company had undrawn amounts of $18.9 million and $21.0 million under the revolving line of credit with the Lender at December 31, 2009 and 2008, respectively. Each draw bears interest at the prime rate or LIBOR plus 2.25%.

The following table shows the repayment schedules for the principal portion of the term loan at December 31, 2009:

December 31, 2009
2010	$1,736,170
2011	1,736,170
2012	1,736,170
2013	1,736,170
2014	—
Thereafter	—

$6,944,680

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the facility, which would permit the bank to terminate our note and require the immediate repayment of any outstanding principal and interest. The Third Amendment modified the financial covenants in the Credit Agreement to remove both the minimum requirement of Net Income (as defined in the Credit Agreement) and the minimum requirement of EBITDA (as defined in the Credit Agreement). The Third Amendment also removed the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) and added a new financial covenant regarding the Company’s liquidity. At December 31, 2009, the Company was in compliance with the loan covenants.

In connection with the Third Amendment, the Company paid to the Lender an amendment fee of $74,202. The term loan is collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

10. Asset-backed Securities Issued

On May 17, 2007, Cratos CLO I Ltd. completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization and obtained $455.0 million of third-party financing. The Notes will be repaid from the cash flows generated by the loan portfolio owned by Cratos CLO I Ltd. The Notes were issued in seven separate classes as set forth in the table below. The Company owns all of the unsecured subordinated notes and $13.7 million of Class C, D and E notes. These unsecured subordinated notes and the Class C, D and E notes owned by the Company are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at December 31, 2009.

($ in millions)	Notes Originally Issued	Outstanding Principal Balance December 31, 2009	Liquidity Discount December 31, 2009	Net Outstanding Balance December 31, 2009	Interest Rate Spread to LIBOR	Ratings (Moody’s/ S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$319.2	$(38.3)	$280.9	0.26%-0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	(9.6)	20.4	0.50%	Aa2/AA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	(22.8)	12.2	1.10%	Baa1/A
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	(22.5)	11.5	2.40%	Ba1/BBB
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	(21.4)	8.6	5.00%	B3/BB

Total secured notes sold to investors	$455.0	$448.2	$(114.6)	$333.6
Unsecured subordinated notes due 2021	45.0	45.0	(39.9)	5.1

Total notes for the CLO I offering	$500.0	$493.2	$(154.5)	$338.7
Consolidation elimination	N/A	(58.7)	46.6	(12.1)

Total asset-backed securities issued	N/A	$434.5	$(107.9)	$326.6

(1)	These ratings are unaudited and were the current ratings as of December 31, 2009 and are subject to change from time to time.

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO I loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and will not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available therefore under the applicable payment priority provisions. As of December 31, 2009, all interest on the secured notes was current. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. Cratos CLO I, Ltd. is also required to pay a commitment fee of 0.18% on the unused portion of the funding commitments of the Class A-1 notes. The secured notes are secured by the CLO I loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO I loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests. Total interest expense related to the asset-backed securities issued for the year ended December 31, 2009 was $25.2 million, which comprised cash coupon of $4.6 million and liquidity discount amortization of $20.6 million. As of December 31, 2009, accrued interest payable on the Notes was $0.5 million.

The Notes recorded upon the acquisition of Cratos at fair value reflect a liquidity discount. The activity in the note principal and liquidity discount for the year ended December 31, 2009 comprised the following:

	Year Ended December 31, 2009
	Principal	Liquidity Discount	Net
Balance at beginning of period	$—	$—	$—
Cratos acquisitions (April 7, 2009)	440,950,000	(124,437,000)	316,513,000
Repayments	(6,761,918)	—	(6,761,918)
Post-acquisition purchases (1)	(4,760,000)	—	(4,760,000)
Sales	5,050,000	(4,054,000)	996,000
Amortization of discount	—	20,644,530	20,644,530

Balance at end of period	$434,478,082	$(107,846,470)	$326,631,612

(1)	In May and July 2009, the Company repurchased in the open market $0.8 million and $4.0 million of face value, respectively, of the ABS issued at a discount resulting in a gain of $4.2 million.

The Company determined the fair value of asset-backed securities issued to be $361.1 million as of December 31, 2009.

11. Redeemable Class A Member Interests

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

Redeemable Class A member interests were accounted for as stock-based compensation. Each holder of Redeemable Class A member interests was a party to the Operating Agreement, which provided that an employee member could elect to redeem all, but not less than all, of their Redeemable Class A member interests without the Predecessor’s consent in connection with such person’s resignation from the Predecessor. Because the redemption feature permitted the employee to avoid bearing the risks and rewards normally associated with equity share ownership for a reasonable period of time and gave the Predecessor no discretion to avoid transferring its cash or assets to the employee if the employee elected redemption, the Redeemable Class A member interests were classified as a liability by the Predecessor. The liability amount for the Redeemable Class A member interests was measured at each balance sheet date based on the redemption amounts for the Class A member interests. The redemption amount for an employee member was the amount the Predecessor was required to pay to an employee member upon resignation to redeem all his Redeemable Class A member interests as provided by the Operating Agreement. Management determined that member interests would be redeemed at an amount equal to the capital account of such employee member as maintained by the Predecessor. The pro rata share of the Predecessor’s income allocated to Redeemable Class A member interests and any additional changes in the redemption amount of Redeemable Class A member interests were recorded as “Income allocation and accretion—Redeemable Class A member interests” in the Predecessor’s Consolidated Statements of Operations.

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

12. Stockholders’ and Members’ Equity

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

During the years ended December 31, 2009 and 2008, the Company’s board of directors declared dividends per common share of $0.01 and $0.05, respectively. The Company’s board of directors declared a dividend per common share of $0.025 and $0.05 on August 7, 2007 and November 6, 2007, respectively.

Stock Repurchase Program

The Company’s board of directors authorized in August and November 2007 a 1.5 million share repurchase program, which was fully executed as of January 18, 2008. On March 10, 2008 and March 3, 2009, the Company’s board of directors authorized the repurchase of an additional 2.0 million shares during the subsequent eighteen months and the repurchase of an additional 0.5 million shares during the subsequent twelve months, respectively. During the year ended December 31, 2009, the Company repurchased 716,528 shares of the Company’s common stock at an average price of $7.54 per share for an aggregate purchase price of $5,404,016. The repurchases made during the year ended December 31, 2009 included 689,428 shares deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company.

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

In January 2007, a total of 75,000 options to purchase Class B common interests were granted to several members and non-member employees of the Predecessor. The options have an exercise price of $12.50 per share, and an exercise period of seven years. These options became vested and immediately exercisable on an accelerated basis in connection with the Reorganization. The fair value of each employee option was estimated on the grant date as $3.01 by using the Black-Scholes Option Valuation methodology with the following assumptions: expected life of options of 4.75 years, risk-free interest rate of 4.67%, expected dividend yield of 4.0% and volatility of 31.2%.

In connection with the Reorganization, all outstanding options to purchase Class B common interests were exchanged into options of the Successor’s common stock and the Company accelerated the vesting of 1,335,000 stock options granted in December 2006 and January 2007.

The following table summarizes the stock option activity for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009		2008		2007
	Shares Subject to Option	Weighted Average Exercise Price	Shares Subject to Option	Weighted Average Exercise Price	Shares Subject to Option	Weighted Average Exercise Price
Balance, beginning of year	2,086,990	$11.40	2,384,890	$11.47	2,639,940	$11.45
Granted	—	—	—	—	75,000	12.50
Exercised	(8,325)	10.00	—	—	—	—
Forfeited	(6,475)	10.00	(31,450)	10.00	(239,038)	11.15
Expired	(133,875)	13.17	(266,450)	12.20	(91,012)	12.33

Balance, end of period	1,938,315	$11.28	2,086,990	$11.40	2,384,890	$11.47

Options exercisable at end of period	1,925,815	$11.28	1,826,393	$11.56	1,844,745	$11.85

The following table summarizes the stock options outstanding as well as stock options vested and exercisable as of December 31, 2009 and 2008:

	As of December 31, 2009
	Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.00 – $12.50	1,938,315	4.93	$11.28	$—	1,925,815	4.94	$11.28	$—

	As of December 31, 2008
	Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.00 – $15.00	2,086,990	5.80	$11.40	$—	1,826,393	5.66	$11.56	$—

The Successor and the Predecessor recognize stock-based compensation expense for stock options over the graded vesting period of the options using the accelerated attribution method, resulting in compensation expense as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007
	Successor	Successor	Predecessor	Successor
Compensation expense recognized related to stock options	$18,229	$38,729	$740,120	$3,251,904

Included in compensation expense in the table above is stock-based compensation expense of $3,211,835 that the Successor recognized in connection with the initial public offering in May 2007, resulting from the acceleration of the vesting of 1,335,000 stock options. The Company recognized income tax expense (benefits) of ($7,428), $274,192 and ($1,522,006) related to stock options for the years ended December 31, 2009, 2008 and 2007, respectively. During the year ended December 31, 2009, 8,325 shares of stock options were exercised with the aggregate intrinsic value of $7,926. There were no stock options exercised during the years ended December 31, 2008 and 2007. As a result, the Company did not recognize any current income tax benefits from exercise of stock options during these periods.

As of December 31, 2009, there was $3,439 of unrecognized compensation expense related to stock options expected to be recognized over a weighted average period of 0.58 years.

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

On November 2, 2009, the Company’s Board of Directors approved amendments to, and the immediate acceleration of the vesting of 1,295,000 RSUs that were granted in the first quarters of 2008 and 2009 to 28 employees, including each of the Company’s named officers, under the Company’s 2007 Equity Incentive Plan. The acceleration was to align the terms of existing RSUs with those of future RSUs, which are anticipated to have performance-based vesting conditions instead of service-based vesting conditions. These accelerated RSUs remain subject to the terms and conditions of the applicable restricted stock unit agreements, which include lockup provisions and potential forfeiture if the holder breaches certain covenants, including non-competition covenants. In connection with the above vesting, the Company was deemed to have repurchased 526,400 shares of its common stock, mainly to allow employees to tender shares for the payment of the statutory minimum withholding taxes.

The following table summarizes the RSU activity for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009		2008		2007
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, beginning of year	2,265,292	$8.94	1,943,336	$10.30	—	$—
Granted	987,948	4.77	1,669,477	5.84	2,096,438	10.30
Vested	(1,684,585)	6.03	(1,022,062)	6.26	(44,642)	10.00
Forfeited	(176,104)	8.38	(325,459)	9.55	(108,460)	10.43

Balance, end of period	1,392,551	$9.59	2,265,292	$8.94	1,943,336	$10.30

The aggregate fair value of RSUs vested during the years ended December 31, 2009, 2008 and 2007 was $13,072,064, $5,047,315 and $468,502, respectively.

The Company recognizes compensation expense over a graded vesting period using the accelerated attribution method. The following table provides compensation expenses recognized on RSUs for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31, 2009	Year Ended December 31, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007
	Successor	Successor	Predecessor	Successor
Compensation expense recognized related to RSUs	$9,740,846	$11,080,957	$76,129	$4,201,980

Included in the table above is compensation expense related to RSUs awarded in connection with the initial public offering date of $3,159,447, $3,900,188 and $3,992,583 and compensation expense related to RSUs awarded after the initial public offering of $6,581,399, $7,180,769 and $285,526 for the years ended December 31, 2009, 2008 and 2007, respectively. Compensation expense related to RSUs awarded after the initial public offering included additional compensation expense related to future periods of $4,745,206 and $2,567,408 for the years ended December 31, 2009 and 2008, respectively, as a result of the accelerated vesting of RSUs described above. The Company recognized income tax benefits of $3,969,005, $3,964,015 and $1,743,158 related to RSUs for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009 and 2008, there was $4,651,439 and $11,848,379 of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.43 years and 2.50 years, respectively.

14. Net Income (Loss) per Share of Common Stock and Net Income (Loss) per Unit Attributable to Class A and Class B Common Interests

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

The computations of basic and diluted net income (loss) per share and basic and diluted net income (loss) per unit for the years ended December 31, 2009, 2008 and 2007 are shown in the table below:

	Year Ended December 31, 2009	Year Ended December 31, 2008	January 1, 2007 through May 15, 2007		May 16, 2007 through December 31, 2007
	Successor	Successor	Predecessor		Successor
			Class A Common	Class B Common
Numerator:
Net (loss) income	$10,810,252	$(10,646,340)	$(56,860,528)	$(54,836,785)	$6,539,810

Denominator:
Basic weighted average Class A and Class B common units outstanding			2,384,881	2,300,000

Basic weighted average shares outstanding	20,790,776	20,210,888			21,829,544

Effect of potential dilutive securities:
Restricted stock units	1,346,715	—	—	—	86,614

Diluted weighted average Class A and Class B common units outstanding			2,384,881	2,300,000

Diluted weighted average shares outstanding	22,137,491	20,210,888			21,916,158

Net (loss) per unit attributable to Class A and Class B common interests
Basic			$(23.84)	$(23.84)
Diluted			$(23.84)	$(23.84)
Net (loss) income per share
Basic	$0.52	$(0.53)			$0.30
Diluted	$0.49	$(0.53)			$0.30

Stock options to purchase 2,013,151 shares of common stock for the year ended December 31, 2009 were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common units or diluted weighted-average common shares outstanding.

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

15. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the United States Internal Revenue Service. There were no contributions by the Company during the years ended December 31, 2009, 2008 and 2007.

16. Income Taxes

Prior to the Reorganization, all income and losses of JMP Group LLC, the Predecessor, were reportable by the individual members of JMP Group LLC in accordance with the Internal Revenue Code of the United States. The U.S. federal and state income taxes payable by the members based upon their share of JMP Group LLC’s net income have not been reflected in the accompanying financial statements for periods prior to the Reorganization. JMP Holdings Inc., being a C-corporation from its inception in August 2004, was subject to U.S. federal and state income taxes on its taxable income and accounted for income taxes in its separate financial statements. The Company recognizes deferred tax assets and liabilities based upon the temporary differences between the financial reporting and tax bases of the Company’s assets and liabilities. Valuation allowances are established when necessary to reduce the deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

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

The components of the Company’s income tax expense (benefit) for the years ended December 31, 2009 and 2008 and for the period from May 16, 2007 through December 31, 2007 is as follows:

	Year ended December 31, 2009	Year ended December 31, 2008	May 16, 2007 through December 31, 2007
Federal	$361,692	$1,987,814	$—
State	323,129	522,978	—

Total current income tax expense	684,821	2,510,792	—
Federal	5,844,564	(6,469,206)	(2,131,542)
State	1,133,116	(1,742,538)	(405,072)

Total deferred income tax expense (benefit)	6,977,680	(8,211,744)	(2,536,614)

Total income tax expense (benefit)	$7,662,501	$(5,700,952)	$(2,536,614)

A reconciliation of the statutory U.S. federal income tax rate to the Successor’s effective tax rate for the years ended December 31, 2009 and 2008 and for the period from May 16, 2007 through December 31, 2007 is as follows:

	Year ended December 31, 2009	Year ended December 31, 2008	May 16, 2007 through December 31, 2007
Tax at federal statutory tax rate	35.00%	35.00%	35.00%
State income tax, net of federal tax benefit	5.75%	5.75%	5.75%
Adjustment for permanent items	(1.85)%	(0.26)%	(1.10)%

Rate before one-time events	38.90%	40.49%	39.65%
Deferred tax asset written off related to options and RSUs	—	(5.14)%	2.62%
Adjustment for prior year taxes	(0.39)%	(1.21)%	(3.59)%
Deferred tax recognized upon JMP Group LLC’s tax status change	—	2.16%	(102.05)%
Income tax expense of JMPRT (1)	—	(1.43)%	—
California state enterprise zone tax credit	(0.69)%	—	—
Adjustment to deferred tax recognized on JMP Credit contingent consideration (Note 4)	(0.09)%	—	—
HCS interest in partnerships adjustments	(0.07)%	—	—

Effective tax rate (benefit)	37.66%	34.87%	(63.37)%

(1)	JMPRT is not consolidated for tax reporting purposes and files its own federal and state tax returns.

As of December 31, 2009 and 2008, the components of deferred tax assets and liabilities are as follows:

	December 31, 2009	December 31, 2008
Deferred tax assets:
Accrued compensation and related expenses	$5,550,062	$102,933
Equity based compensation	4,572,354	4,807,904
Depreciation and amortization	297,887	351,782
Reserves and allowances	3,199,352	1,265,708
Net unrealized capital losses	424,689	3,294,800
Net operating loss	—	—
Interest in HMOP/JMPRT (1)	(618,656)	515,798
Interest on loans on non-accrual status	1,751,473	—
Liquidity discount at JMP Credit	35,999,582	—
Other	322,559	274,841

Total deferred tax assets	51,499,302	10,613,766
Deferred tax liabilities:
Investments in partnerships	(2,630,396)	224,204
Repurchase of asset-backed securities issued (Note 10)	(1,646,666)
Liquidity discount at JMP Credit	(43,943,122)	—
Other	—	—

Total deferred tax liabilities	(48,220,184)	224,204
Valuation allowance	—	—

Net deferred tax assets	$3,279,118	$10,837,970

(1)	HMOP and JMPRT are consolidated for financial reporting purposes but not for tax reporting purposes.

The Company determined that a valuation allowance against deferred tax assets was not necessary as of December 31, 2009 and 2008 based on the assessment of future ordinary income and capital gains and that the deferred tax assets will, more-likely-than-not, be realized.

The Company has analyzed the filing positions in its federal and state income tax returns for all open tax years, which are 2006 through 2009 for federal income tax purposes and 2005 through 2009 for state income tax purposes. The Company does not anticipate any tax adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, the Company did not record a cumulative effect adjustment related to the adoption of the amended accounting principles related to the accounting for uncertainty in income taxes, and no liabilities for uncertain income tax positions have been recorded pursuant to the amended accounting principles.

The Company’s policy for recording interest and penalties associated with the tax audits or unrecognized tax benefits, if any, is to record such items as a component of income before taxes. Penalties, if incurred, would be recorded in “administration” and interest paid or received would be recorded in “interest and dividend expense” in the Consolidated Statements of Operations.

17. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts and New York under various operating leases. Rental expense for the years ended December 31, 2009 and 2008 was $2,447,737 and, $1,905,248, respectively. Rental expense for the period of January 1, 2007 through May 15, 2007 and the period of May 16, 2007 through December 31, 2007 was $699,774 and $1,184,173, respectively.

The California, Chicago and New York leases included a period of free rent at the start of the lease for seven months, six months and three months, respectively. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

2010	$2,605,893
2011	2,186,894
2012	82,744
2013	54,097
2014	55,451
Thereafter	4,716

$4,989,795

In connection with its underwriting activities, JMP Securities enters into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. At December 31, 2009 and 2008, JMP Securities had no open underwriting commitments.

The marketable securities owned and the restricted cash as well as the cash held by the clearing broker, may be used to maintain margin requirements. At December 31, 2009 and December 31, 2008, the Company had $255,336 of cash on deposit with JMP Securities’ clearing broker. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. As of December 31, 2009, the Company had unfunded commitments of $3.4 million in the Corporate Credit segment.

18. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $45,339,067 and $39,761,064, which were $43,698,567 and $38,681,564 in excess of the required net capital of $1,640,500 and $1,079,500 at December 31, 2009 and 2008, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.26 to 1 and 0.24 to 1 at December 31, 2009 and 2008, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

19. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships and offshore investment companies. The Company also owns an investment in most of these entities. As of December 31, 2009 and 2008, the aggregate fair value of the Company’s investments in these entities was $55.5 million and $46.5 million, respectively, which consisted of general partner investments in hedge funds of $33.3 million and $29.8 million, respectively, general partner investments in funds of funds of $2.9 million and $3.7 million, respectively, and investments in NYMT convertible preferred and common stock of $19.3 million and $13.0 million, respectively. Base management fees earned from these entities were $8.5 million, $5.4 million and $2.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. Also, the Company earned incentive fees of $11.6 million, $6.0 million and $2.2 million from these entities for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, the Company had inventive fees receivable from these entities of $2.6 million and $1.5 million, respectively.

20. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at December 31, 2009 had settled with no resulting material liability to the Company. For the years ended December 31, 2009, 2008 and 2007, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of December 31, 2009.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. As of December 31, 2009, the Company had unfunded commitments of $3.4 million and standby letters of credit of $1.8 million in the Corporate Credit segment.

23. Business Segments

Prior to the acquisition of Cratos in April 2009, the Company’s business results were categorized into the following two segments: Broker-Dealer and Asset Management. After the acquisition of Cratos, the Company’s business results are categorized into the following three business segments: Broker-Dealer, Asset Management and Corporate Credit. The Broker-Dealer segment includes a broad range of services, such as underwriting and acting as a placement agent for public and private capital raising transactions and financial advisory services in M&A, restructuring and other strategic transactions. The Broker-Dealer segment also includes institutional brokerage services and equity research services to our institutional investor clients. The Asset Management segment includes the management of a broad range of pooled investment vehicles, including the Company’s hedge funds, funds of funds, JMPRT (through December 31, 2008) and HMOP (since January 1, 2009) as well as the Company’s principal investments in public and private securities. The Corporate Credit segment includes the management of collateralized loan obligations and certain principal investments through JMP Capital. With the disclosure of this new segment, the results of operations and assets of JMP Capital, which for 2008 financial statements were reported in the Asset Management segment, are now reported in the Corporate Credit segment as they are more closely aligned with those newly acquired operations. For the comparative 2008 periods shown below JMP Capital has therefore been included in the Corporate Credit segment.

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

The Company’s segment information for the years ended December 31, 2009, 2008 and 2007 was prepared using the following methodology:

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

•

Corporate operating expenses for the period from January 1, 2007 through May 15, 2007 include income allocation and accretion—Redeemable Class A member interests and interest expense payable on Redeemable Class A member interests. These expenses are not allocated to the segments, because Redeemable Class A member interests are capital to the Company as a whole and the income allocation is based on the Company’s consolidated results.

The Company evaluates segment results based on revenue and segment operating income before noncontrolling interest and taxes.

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

	Year Ended December 31, 2009	Year Ended December 31, 2008	January 1, 2007 through May 15, 2007		May 16, 2007 through December 31, 2007
	Successor	Successor	Predecessor		Successor
Broker-Dealer
Net revenues after provision for loan losses	$83,180,875	$62,251,106	$29,993,751		$58,515,138
Non-interest expenses	84,008,983	75,820,931	23,889,527		56,068,992

Segment income (loss) before income tax expense	$(828,108)	$(13,569,825)	$6,104,224		$2,446,146

Segment assets	$84,810,485	$86,417,528	N/A		$104,127,162
Asset Management
Net revenues after provision for loan losses	$32,202,279	$12,792,885	$2,239,725		$6,605,867
Non-interest expenses	29,499,293	14,213,711	1,911,019		4,801,887

Segment income (loss) before income tax expense	$2,702,986	$(1,420,826)	$328,706		$1,803,980

Segment assets	$74,174,090	$61,403,418	N/A		$80,584,101
Corporate Credit
Net revenues after provision for loan losses	$34,100,394	$(1,931,927)	$—		$—
Non-interest expenses	15,631,025	(76,882)	—		—

Segment income (loss) before income tax expense	$18,469,369	$(1,855,045)	$—		$—

Segment assets	$415,736,902	$5,025,146	$—		$—
Corporate
Net revenues after provision for loan losses	$—	$—	$(544,581	)(1)	$—
Operating expenses	—	—	117,418,274		—

Segment (loss) before income tax expense	$—	$—	$(117,962,855)		$—

Consolidated Entity
Net revenues after provision for loan losses	$149,483,548	$73,112,064	$31,688,895		$65,121,005
Non-interest expenses	129,139,301	89,957,760	143,218,820		60,870,879

Income (loss) before income tax expense	$20,344,247	$(16,845,696)	$(111,529,925)		$4,250,126

Total assets	$574,721,477	$152,846,092	N/A		$184,711,263

(1)	Represents interest paid to Redeemable Class A members on their capital contributions

24. Summarized financial information for equity method investments and NYMT

The table below presents summarized financial information of the hedge funds and funds of funds which the Company accounts for under the equity method.

	December 31, 2009	December 31, 2008
	Net Assets	Net Assets
Harvest Opportunity Partners II	$73,894,769	$62,169,209
Harvest Small Cap Partners	336,082,941	234,051,639
Harvest Consumer Partners (1)	12,117,347	5,521,880
Harvest Technology Partners (1)	22,395,376	11,581,561
Harvest Global Select Partners	5,558,850	—

	Year Ended December 31, 2009		Year Ended December 31, 2008		Year Ended December 31, 2007
	Net Realized and Unrealized Gains	Net Investment Income (Loss)	Net Realized and Unrealized Gains	Net Investment Income (Loss)	Net Realized and Unrealized Gains	Net Investment Income (Loss)
Harvest Opportunity Partners II	$19,817,716	$(908,620)	$(3,517,166)	$1,559,419	$(2,927,707)	$2,239,235
Harvest Small Cap Partners	62,827,318	(14,836,366)	39,578,724	(6,958,363)	9,731,533	156,806
Harvest Consumer Partners (1)	2,247,721	(148,547)	132,136	(49,230)	—	—
Harvest Technology Partners (1)	4,305,006	(328,323)	445,078	(25,208)	—	—
Harvest Global Select Partners	591,375	(188,569)	—	—	—	—

(1)	HTP and HCP were consolidated subsidiaries through July 31, 2008 and through November 30, 2008, respectively, and therefore were not included in the above table for the year ended December 31, 2007. HTP and HCP were deconsolidated effective August 1, 2008 and December 1, 2008, respectively, and were equity-method investments at December 31, 2008. As such, the Company included HTP and HCP in the above table for the years ended December 31, 2008 and 2009.

The tables below present summarized financial information of NYMT at December 31, 2009 and 2008 as well as for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
(In thousands)	2009	2008
Statement of Operations Data:
Interest income—investment securities and loans held in securitization trusts	$31,095	$44,123
Interest expense—investment securities and loans held in securitization trusts	8,572	30,351
Provision for loan losses	(2,262)	(1,462)
Realized gain (loss) on securities and related hedges	3,282	(19,977)
Impairment loss on investment securities	(119)	(5,278)
Income (loss) from continuing operations	10,884	(25,764)
Net income (loss)	11,670	(24,107)

	December 31, 2009	December 31, 2008
Statement of Financial Condition Data:
Investment securities—available for sale at fair value (including pledged assets of $91,071 and $456,506 at December 31,2009 and 2008, respectively)	$176,691	$477,416
Mortgage loans held in securitization trusts (net)	276,176	346,972
Total assets	488,814	853,300
Financing arrangements, portfolio investments	85,106	402,329
Collateralized debt obligations	266,754	335,646
Convertible preferred debentures (net)	19,851	19,702
Total liabilities	425,827	814,052

25. Subsequent Events

On February 4, 2010, the Company granted 905,628 RSUs to certain employees for long term incentive purposes. These units have Company performance-based vesting conditions and will vest when the Company performance target set for such RSUs is met. The maximum aggregate fair value of this grant, assuming the highest level of performance conditions is probable, was $7.2 million based on the market value of the underlying stock on grant date.

On February 16, 2010, as a part of the 2009 annual compensation program, the Company granted 131,341 restricted shares to certain employees. These shares vested immediately with a two-year restricted period during which the holders are subject to non-competition, non-solicitation and certain other covenants. Fifty-percent of such holders’ shares will be released from restriction on each of December 31, 2010 and 2011. The aggregate fair value of this grant was $1.1 million, and the fair value per unit was based on the market value of the underlying stock on grant date.

On February 10, 2010, a loan held for investment with an outstanding principal balance of $4.2 million but fully reserved as of December 31, 2009 was converted into non-voting preferred equity of a newly formed entity which succeeded to the assets of the former borrower entity.

On March 2, 2010, the Company’s board of directors declared a cash dividend of $0.01 per share of common stock for the fourth quarter of 2009 to be paid on April 2, 2010 to common shareholders of record on March 19, 2010.

26. Selected Quarterly Financial Data (Unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2009 and 2008. These quarterly results were prepared in accordance with GAAP and reflect all adjustments that are in the opinion of management, necessary for a fair statement of the results.

	Three Months Ended March 31, 2009	Three Months Ended June 30, 2009	Three Months Ended September 30, 2009	Three Months Ended December 31, 2009
Total net revenues after provision for loan losses	$24,196,468	$37,474,816	$41,718,997	$46,093,267

Non-interest expenses:
Compensation and benefits	18,800,515	22,740,160	29,308,305	34,330,179
Other expenses	5,309,054	6,373,605	5,850,891	6,426,592

Total non-interest expenses	24,109,569	29,113,765	35,159,196	40,756,771

Income before income tax expense	86,899	8,361,051	6,559,801	5,336,496
Income tax expense	52,428	3,559,939	2,879,018	1,171,116

Net income	34,471	4,801,112	3,680,783	4,165,380
Less: Net income attributable to the noncontrolling interest	526	514,927	712,007	644,034

Net income attributable to JMP Group Inc.	33,945	4,286,185	2,968,776	3,521,346

Net income attributable to JMP Group Inc. per common share:
Basic	$0.00	$0.21	$0.14	$0.17
Diluted	$0.00	$0.20	$0.13	$0.16

	Three Months Ended March 31, 2008	Three Months Ended June 30, 2008	Three Months Ended September 30, 2008	Three Months Ended December 31, 2008
Total net revenues after provision for loan losses	$19,535,937	$21,512,306	$15,296,627	$16,767,194

Non-interest expenses:
Compensation and benefits	12,589,219	13,834,582	17,724,046	21,597,992
Other expenses	6,483,923	6,626,597	5,811,880	5,289,521

Total non-interest expenses	19,073,142	20,461,179	23,535,926	26,887,513

Income (loss) before income tax expense	462,795	1,051,127	(8,239,299)	(10,120,319)
Income tax expense (benefit)	(159,574)	645,676	(2,971,386)	(3,215,668)

Net income (loss)	622,369	405,451	(5,267,913)	(6,904,651)
Less: Net income (loss) attributable to the noncontrolling interest	(56,431)	210,981	(369,208)	(283,746)

Net income (loss) attributable to JMP Group Inc.	678,800	194,470	(4,898,705)	(6,620,905)

Net income (loss) attributable to JMP Group Inc. per common share:
Basic	$0.03	$0.01	$(0.24)	$(0.33)
Diluted	$0.03	$0.01	$(0.24)	$(0.33)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management report on internal control over financial reporting is contained in Part II, Item 8 of this annual report on Form 10-K and is incorporated herein by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the sections of our Proxy Statement for the 2010 Annual Meeting of Stockholders, captioned “Board of Directors,” “Compensation of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which is incorporated herein by reference.

Item 11.	Executive Compensation

Information with respect to this item will be contained in the sections of our Proxy Statement for the 2010 Annual Meeting of Stockholders, captioned “Executive Compensation” which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item will be contained in the sections of our Proxy Statement for the 2010 Annual Meeting of Stockholders, captioned “Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item will be contained in the sections of our Proxy Statement for the 2010 Annual Meeting of Stockholders, captioned “Related Party Transactions” and “Director Independence” which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to this item will be contained in the sections of our Proxy Statement for the 2010 Annual Meeting of Stockholders, captioned “Fees Paid to Independent Registered Public Accounting Firm” which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Form 10-K:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Form 10-K are listed below. The required financial statements appear on pages 88 through 134 herein. In addition, pursuant to Exchange Act Rule 12b-23, the Company incorporates the financial statements and supplementary data of New York Mortgage Trust, Inc. by reference to Exhibit 99.1 filed with this Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	87

Consolidated Statements of Financial Condition as of December 31, 2009 and 2008	88

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, the period from May 16, 2007 to December 31, 2007, the period from January 1, 2007 to May 15, 2007	89

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009 and 2008, the period from May 16, 2007 to December 31, 2007, the period from January 1, 2007 to May 15, 2007	90

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008, the period from May 16, 2007 to December 31, 2007, the period from January 1, 2007 to May 15, 2007	91

Notes to Consolidated Financial Statements	93

2.	Financial Statement Schedules

Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements.

3.	Exhibits

See the Exhibit Index beginning on page 139 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 8, 2010

JMP Group Inc.
Registrant

By:	/S/ JOSEPH A. JOLSON
Joseph A. Jolson
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 8, 2010

Signature	Title

/S/ JOSEPH A. JOLSON Joseph A. Jolson	Director, Chairman and Chief Executive Officer (principal executive officer)

/S/ THOMAS B. KILIAN Thomas B. Kilian	Chief Financial Officer (principal financial and accounting officer)

/S/ HARRIS S. BARTON Harris S. Barton	Director

/S/ CRAIG R. JOHNSON Craig R. Johnson	Director

/S/ KENNETH M. KARMIN Kenneth M. Karmin	Director

/S/ MARK L. LEHMANN Mark L. Lehmann	Director

/S/ CARTER D. MACK Carter D. Mack	Director

/S/ H. MARK LUNENBURG H. Mark Lunenburg	Director

/S/ EDWARD J. SEBASTIAN Edward J. Sebastian	Director

/S/ GLENN H. TONGUE Glenn H. Tongue	Director

EXHIBIT INDEX

Exhibit Number	Description
2.1	Reorganization and Exchange Agreement (incorporated by reference to Exhibit 2.1 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

2.2	Cratos Purchase Agreement dated March 31, 2009 (incorporated by reference to Exhibit to the Registrant’s quarterly report with respect to the quarter ended June 30, 2009 on Form 10-Q filed on August 6, 2009).

3.1	Fourth Amended and Restated Certificate of Incorporation of JMP Group Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2007 on Form 10-Q filed on June 21, 2007).

3.2	Amended and Restated Bylaws of JMP Group Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2007 on Form 10-Q filed on June 21, 2007).

4.1	Form of Certificate Representing Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on April 19, 2007).

10.1	Amendment Number Three to Credit Agreement, dated As of December 31, 2008 (incorporated by referenced to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on January 7, 2009)

10.1.1	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1.1 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.2	Form of Partners’ Exchange Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.3	Credit Agreement Dated August 3, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on March 27, 2007).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on March 27, 2007).

10.8	Lease Agreement, Dated December 18, 2003 (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.8.1	First Amendment Letter to Lease Dated May 10, 2004 (incorporated by reference to Exhibit 10.8.1 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.9	Sublease, Dated December 18, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.9.1	Consent to Sublease, Dated December 18, 2003 (incorporated by reference to Exhibit 10.9.1 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.9.2	Letter Amendment to Consent to Sublease, Dated May 10, 2004 (incorporated by reference to Exhibit 10.9.2 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.10	JMP Group Inc. 2007 Senior Executive Bonus Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.11	JMP Group LLC 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.12	Form of Stock Pledge Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

Exhibit Number	Description
10.13.1	Notice of Restricted Stock Unit Agreement (Principal Portion of Award) (incorporated by referenced to Exhibit 10.13.1 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2008 on Form 10-Q filed May 9, 2008)

10.13.2	Notice of Restricted Stock Unit Agreement (Discount Portion of Award) (incorporated by referenced to Exhibit 10.13.2 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2008 on Form 10-Q filed May 9, 2008)

10.13.3	Notice of Restricted Stock Unit Agreement (Four-Year Cliff) (incorporated by referenced to Exhibit 10.13.3 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2008 on Form 10-Q filed May 9, 2008)

10.13.4	Form of 2008 Compensation Program Election Form and Participation Agreement (incorporated by referenced to Exhibit 10.13.4 to the Registrant’s Current Report on Form 8-K filed February 5, 2009)

10.13.5	Form of Restricted Stock Bonus Award Agreement (incorporated by referenced to Exhibit 10.13.4 to the Registrant’s Current Report on Form 8-K filed February 5, 2009)

10.14	Summary of Compensation Arrangements with Executive Officers (incorporated by referenced to Exhibit 10.1 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2009 on Form 10-Q filed May 8, 2009)

10.15	Amendment Number Two to Credit Agreement (CNB) (incorporated by referenced to Exhibit 10.15 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2008 on Form 10-Q filed May 9, 2008)

10.16*	Amendment Number One to Credit Agreement (CNB)

21*	List of Subsidiaries of JMP Group Inc.

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of Deloitte & Touche LLP

23.3*	Consent of Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Financial statements and supplementary data of New York Mortgage Trust, Inc.

*	Filed herewith