Form 10-Q
period 2010-03-31
JMP Group Inc.
filed 2010-05-06
CIK 1383803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2010 was 21,676,457.

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

JMP Group Inc.

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2010	December 31, 2009
Assets
Cash and cash equivalents	$27,703	$75,680
Restricted cash and deposits (includes cash on deposit with clearing broker of $255 at March 31, 2010 and December 31, 2009)	37,166	36,628
Receivable from clearing broker	1,881	1,609
Investment banking fees receivable, net of allowance for doubtful accounts of $0 at March 31, 2010 and December 31, 2009	2,425	2,706
Marketable securities owned, at fair value	21,083	5,899
Incentive fee receivable	291	2,631
Other investments (of which $52,725 and $57,190 at fair value at March 31, 2010 and December 31, 2009, respectively)	56,275	59,190
Loans held for investment, net of allowance for loan losses	1,517	1,592
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	343,976	327,967
Interest receivable	1,006	1,046
Fixed assets, net	1,413	1,345
Deferred tax assets	47,067	51,499
Other assets	9,689	6,929

Total assets	$551,492	$574,721

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$12,220	$1,047
Accrued compensation	4,787	43,026
Asset-backed securities issued	330,216	326,632
Interest payable	489	525
Note payable	9,045	9,045
Deferred tax liability	45,132	48,220
Other liabilities	21,055	20,575

Total liabilities	422,944	449,070

Commitments and Contingencies
JMP Group Inc. Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,069,741 shares issued at March 31, 2010 and December 31, 2009; 21,676,457 and 21,533,583 shares outstanding at March 31, 2010 and December 31, 2009, respectively	22	22
Additional paid-in capital	126,052	126,125
Treasury stock, at cost, 393,284 and 536,158 shares at March 31, 2010 and December 31, 2009, respectively	(3,192)	(4,360)
Retained earnings (accumulated deficit)	348	(1,152)

Total JMP Group Inc. stockholders’ equity	123,230	120,635
Noncontrolling Interest	5,318	5,016

Total equity	128,548	125,651

Total liabilities and equity	$551,492	$574,721

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenues
Investment banking	$5,469	$4,116
Brokerage	7,670	8,539
Asset management fees	2,891	8,466
Principal transactions	1,421	2,890
Gain on sale and payoff of loans	3,479	—
Net dividend income	616	434
Other income	498	267

Non-interest revenues	22,044	24,712

Interest income	11,578	291
Interest expense	(8,240)	(81)

Net interest income	3,338	210

Provision for loan losses	(164)	(725)

Total net revenues after provision for loan losses	25,218	24,197

Non-interest Expenses
Compensation and benefits	15,521	18,801
Administration	1,022	1,121
Brokerage, clearing and exchange fees	1,352	1,250
Travel and business development	920	337
Communications and technology	1,073	863
Occupancy	651	581
Professional fees	975	956
Depreciation	168	197
Other	128	4

Total non-interest expenses	21,810	24,110

Income before income tax expense	3,408	87
Income tax expense	1,388	52

Net income	2,020	35
Less: Net income attributable to noncontrolling interest	302	1

Net income attributable to JMP Group Inc.	$1,718	$34

Net income attributable to JMP Group Inc. per common share:
Basic	$0.08	$0.00
Diluted	$0.08	$0.00
Dividends declared per common share	$0.01	$0.01
Weighted average common shares outstanding:
Basic	21,612	20,500
Diluted	22,484	20,702

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

(In thousands)

	JMP Group Inc. Stockholders’ Equity
	Common Stock		Common Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, December 31, 2009	22,070	$22	$(4,360)	$126,125	$(1,152)	$5,016	$125,651
Net income	—	—	—	—	1,718	302	2,020
Additional paid-in capital - stock-based compensation	—	—	—	(87)	—	—	(87)
Additional paid-in capital - excess tax benefit related to stock-based compensation	—	—	—	(98)	—	—	(98)
Cash dividends paid to shareholders	—	—	—	—	(217)	—	(217)
Purchases of shares of common stock for treasury	—	—	(790)	—	—	—	(790)
Reissuance of shares of common stock from treasury	—	—	1,958	112	(1)	—	2,069

Balance, March 31, 2010	22,070	$22	$(3,192)	$126,052	$348	$5,318	$128,548

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$2,020	$35
Adjustments to reconcile net income to net cash (used in) provided by in operating activities:
Provision for doubtful accounts	—	4
Provision for loan losses	164	725
Accretion of deferred loan fees	(388)	(11)
Amortization of liquidity discount, net	1,249	—
Gain on sale and payoff of loans	(3,479)	—
Change in other investments:
Fair value	(674)	(3,003)
Incentive fees reinvested in general partnership interests	(300)	(4,243)
Depreciation and amortization of fixed assets	168	197
Stock-based compensation expense	903	1,373
Deferred income taxes	1,343	(717)
Net change in operating assets and liabilities:
Decrease in interest receivable	40	3
Decrease (increase) in receivables	2,349	(155)
Decrease (increase) in marketable securities	(15,184)	3,341
(Increase) decrease in restricted cash (excluding restricted cash reserved for lending activities), deposits and other assets	(14,595)	1,696
Decrease (increase) in marketable securities sold, but not yet purchased	11,173	(1,104)
Decrease in interest payable	(36)	(14)
Decrease in accrued compensation and other liabilities	(36,679)	(8,972)

Net cash used in operating activities	(51,926)	(10,845)

Cash flows from investing activities:
Purchases of fixed assets	(236)	(25)
Purchases of other investments	(16,691)	(4,114)
Sales of other investments	21,280	3,859
Funding of loans collateralizing asset-backed securities issued	(67,540)	—
Funding of loans held for investment	—	(2)
Sale and payoff of loans collateralizing asset-backed securities issued	34,186	—
Principal payments on loans collateralizing asset-backed securities issued	26,858	—
Principal payments on loans held for investment	75	9
Net change in restricted cash reserved for lending activities	10,597	—
Cash transferred from consolidated subsidiary to non-consolidated hedge fund	—	(2,730)

Net cash provided by (used in) investing activities	8,529	(3,003)

Cash flows from financing activities:
Proceeds from issuance of note payable	—	2,100
Repayment of note payable	—	(434)
Repayment of asset-backed securities issued	(3,475)	—
Cash dividends paid to stockholders	(217)	(205)
Purchases of shares of common stock for treasury	(790)	(262)
Excess tax benefit related to stock-based compensation	(98)	—

Net cash (used in) provided by financing activities	(4,580)	1,199

Net decrease in cash and cash equivalents	(47,977)	(12,649)
Cash and cash equivalents, beginning of period	75,680	46,262

Cash and cash equivalents, end of period	$27,703	$33,613

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,216	$92
Cash paid during the period for taxes	$650	$—

Non-cash investing and financing activities:
Reissuance of shares of common stock from treasury related to vesting of restricted stock units	$1,168	$469

See accompanying notes to consolidated financial statements.

JMP GROUP INC.

Notes to Consolidated Financial Statements

March 31, 2010

(Unaudited)

1. Organization and Description of Business

JMP Group Inc., together with its subsidiaries (collectively, the “Company”), is an independent investment banking and asset management firm headquartered in San Francisco, California. JMP Group Inc. completed its initial public offering on May 16, 2007, and also completed a corporate reorganization (the “Reorganization”), which is described in greater detail in the Registration Statement on Form S-1 (File No. 333-140689) (the “Registration Statement”) filed with the Securities and Exchange Commission (“SEC”) in connection with the initial public offering. The Company conducts its brokerage business through its wholly-owned subsidiary, JMP Securities LLC (“JMP Securities”), its asset management business through its wholly-owned subsidiary, Harvest Capital Strategies LLC (“HCS”), its corporate credit business through its majority-owned indirect subsidiary, JMP Credit Corporation (“JMP Credit”), and certain principal investments through its wholly-owned subsidiary JMP Capital LLC (“JMP Capital”). JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to, customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. Effective April 7, 2009, through its majority-owned subsidiary JMP Credit, the Company completed the acquisition of 100% of the membership interests of Cratos Capital Partners, LLC and its subsidiaries, including Cratos Capital Management, LLC (collectively, “Cratos”), a manager of collateralized loan obligations, together with certain securities of Cratos CLO I, Ltd. (the “CLO”).

2. Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements and related notes are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2009. These consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities and HCS, the indirectly majority-owned subsidiaries, JMP Credit (effective April 7, 2009) and Harvest Mortgage Opportunities Partners (“HMOP”) (effective May 1, 2009), the indirectly wholly-owned subsidiary, JMP Capital, and the partially-owned subsidiaries, JMP Realty Trust (“JMPRT”) (through January 1, 2009) and Opportunity Acquisition Corp. (through December 31, 2009), a special purpose acquisition corporation, or “SPAC”, formed for the purpose of acquiring one or more businesses through a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination. The Company was the sponsor of the SPAC. The SPAC was liquidated on December 31, 2009 with no distribution of assets to the Company or noncontrolling interest holders due to its accumulated loss. All material intercompany accounts and transactions have been eliminated in consolidation.

The Company follows the authoritative accounting guidance for the consolidation of variable interest entities (“VIEs”). Such guidance applies to VIEs, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. When the Company enters into a transaction with a VIE, the Company determines if it is the primary beneficiary of the VIE by performing a qualitative analysis of the VIE that includes a review of, among other factors, its capital structure, contractual terms, related party relationships, the Company’s fee arrangements and the design of the VIE. The Company performed this analysis for Cratos and concluded that the CLO managed by Cratos is a VIE and that JMP Credit, which owns 100% of the subordinated notes in the CLO, is deemed the primary beneficiary. As a result, the Company consolidates the assets and liabilities of the CLO securitization entity, and the underlying loans owned by the CLO entity are shown on our consolidated statements of financial condition under loans collateralizing asset-backed securities issued and the asset-backed securities (“ABS”) issued to third parties are shown under ABS issued.

Noncontrolling interest on the consolidated statements of financial condition at March 31, 2010 and December 31, 2009 relates to the interest of third parties in JMP Credit and HMOP, indirectly majority-owned subsidiaries consolidated on our books.

         JMPRT is a real estate investment trust that was formed in June 2006. As of December 31, 2008, the Company owned 49.5% of JMPRT and certain employees owned 20.1%. Because of its ownership and management position, the Company consolidated JMPRT and recorded a noncontrolling interest through December 31, 2008. On January 2, 2009, all of the assets and liabilities within JMPRT were transferred to HMOP, a hedge fund managed by HCS. HMOP is a Delaware limited partnership organized for the purposes of investing in real estate-related assets which may include investments in residential or commercial mortgages or loans, real estate and other assets, loans and participation in loans of all types, other specialty mortgage products, and securities. HCS is the general partner of HMOP. Because of substantive kick-out rights, the Company, as the general partner, did not control HMOP and therefore did not consolidate HMOP from January 2, 2009 through April 30, 2009. During the quarter ended June 30, 2009, several non-affiliated limited partners redeemed their interest in HMOP, and the remaining limited partners were no longer deemed to have substantive kick-out rights. As a result, the Company consolidates HMOP in its consolidated financial statements effective May 1, 2009.

In addition to HMOP, HCS currently manages several other asset management limited partnerships and is a general partner of each. The partnership agreements for these asset management funds provide for the right of the limited partners to remove the general partners by a simple majority vote of the non-affiliated limited partners. Because of these substantive kick-out rights, the Company, as the general partner, does not control these asset management funds and therefore does not consolidate those funds. The Company’s investments in these funds are accounted for under the equity method of accounting.

On January 18, 2008, JMP Group Inc. and certain unconsolidated affiliates made an investment in convertible preferred stock of New York Mortgage Trust, Inc. (“NYMT”), a publicly traded real estate investment trust engaged in the investment management of mortgage-backed securities and high credit quality residential adjustable rate mortgage loans. Such investment by JMP Group Inc. and affiliated entities was $20.0 million in total, comprised of $5.0 million by JMP Group Inc., $5.0 million by certain funds managed by HCS, and $10.0 million by JMPRT. JMPRT’s investment in NYMT was transferred to HMOP on January 2, 2009. In addition, JMP Group Inc. invested $4.5 million in the common stock of NYMT on February 14, 2008 via a private investment in public equity (“PIPE”) transaction. At March 31, 2010, JMP Group Inc. owned approximately 6.3% of NYMT’s common stock. In addition, JMP Group Inc. and affiliated entities collectively owned 1.0 million shares of NYMT’s Series A Preferred Stock at March 31, 2010. The Series A Preferred Stock is convertible into shares of NYMT’s common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 1 / 2 ) shares of common stock for each share of Series A Preferred Stock. The Series A Preferred Stock matures on December 31, 2010, at which time any outstanding shares must be redeemed by NYMT at the $20.00 per share liquidation preference. Because of its current ownership and management position, the Company does not consolidate NYMT. The Company accounts for its investment in NYMT using the fair value option. See Note 22 for the summarized financial information of NYMT.

On July 31, 2009, the Company received 100% of the membership interest in LSC III, LLC (“LSC”) in full satisfaction of a $2.4 million non-revolving credit note. LSC is an investment partnership and owns shares of common and preferred stock of two privately-held companies. The Company is the sole member of LSC and therefore has a controlling financial interest in LSC. As a result, the Company consolidates LSC in its consolidated financial statements effective July 31, 2009.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect both the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

The Company’s principal transaction revenues for these categories for the three-month periods ended March 31, 2010 and 2009 are as follows:

(In thousands)	Three Months Ended March 31,
	2010	2009
Equity and other securities	$1,343	$65
Warrants and other investments	218	(79)
Investment partnerships	(140)	2,904

Total principal transaction revenues	$1,421	$2,890

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans consists of gains from the sale and payoff of loans collateralizing asset-backed securities at JMP Credit Corporation. Gains are recorded when the proceeds exceed our carrying value of the loan.

Interest Income

Interest income primarily relates to income earned on loans. Interest income on loans comprises the stated coupon as a percentage of the face amount receivable as well as accretion of accretable or purchase discounts and deferred fees, see Loans held for investment and Loans collateralizing asset-backed securities issued for more information. Interest income is recorded on the accrual basis in accordance with the terms of the respective loans unless such loans are placed on non-accrual status.

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

Restricted cash consisted of the following at March 31, 2010 and December 31, 2009:

(In thousands)	March 31, 2010	December 31, 2009
Principal and interest payments held as collateral for asset-backed securities issued	$23,806	$33,349
Cash collateral supporting standby letters of credit	248	1,340
Proceeds from short sales	12,220	1,047
Deposit with clearing broker	255	255
Deposits for operating leases	637	637

	$37,166	$36,628

Receivable from Clearing Broker

The Company clears customer transactions through another broker-dealer on a fully disclosed basis. At both March 31, 2010 and December 31, 2009, the receivable from clearing broker consisted solely of commissions related to securities transactions.

Investment Banking Fees Receivable

Investment banking fees receivable include receivables relating to the Company’s investment banking or advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis. The allowance for doubtful accounts related to investment banking fee receivable was zero at both March 31, 2010 and December 31, 2009.

Fair Value of Financial Instruments

The Company adopted amended accounting principles related to fair value measurements as of January 1, 2008. The amendment establishes a consistent framework for measuring fair value in accordance with GAAP and expands disclosures with respect to fair value measurements. The amendment applies to all financial instruments that are being measured and reported on a fair value basis. This includes those items currently reported in marketable securities owned, at fair value, other investments and marketable securities sold, not yet purchased, at fair value on the consolidated statements of financial condition. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 5 of the Notes to the consolidated financial statements for the disclosures related to the fair value of our marketable securities and other investments.

Most of the Company’s financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment, asset-backed securities issued and investment in HuaMei Capital Company, Inc. and Sanctuary Wealth Services LLC, are recorded at fair value or amounts that approximate fair value. See Note 4 for the description of our investments in HuaMei Capital Company, Inc. and Sanctuary Wealth Services LLC.

Marketable securities owned, other investments, excluding investments in HuaMei Capital Company, Inc. and Sanctuary Wealth Services LLC, and marketable securities sold, but not yet purchased, are classified as trading securities and stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item principal transactions in the accompanying Consolidated Statements of Operations.

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

Dividends received during the three months ended March 31, 2010 and 2009 on NYMT stock of $0.6 million and $0.2 million, respectively, were recorded in net dividend income on our Consolidated Statements of Operations. For the three months ended March 31, 2010 and 2009, the Company recorded unrealized gains of $0.2 million and $1.2 million, respectively, on the above investments in NYMT primarily due to the improved performance of NYMT’s stock during the period. The unrealized gains on our investments in NYMT are reported in Principal Transactions in the Consolidated Statements of Operations.

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

Loans Collateralizing Asset-Backed Securities Issued

Loans collateralizing asset-backed securities issued are commercial loans securitized and owned by the CLO. Loans acquired through the acquisition and resulting consolidation of Cratos were recorded at their fair value as of the acquisition date. Any unamortized deferred fees or costs related to the loans that existed prior to the acquisition were written off at that date.

For those loans deemed impaired as of the date of the acquisition, the total discount from outstanding principal balance to fair value consists of a nonaccretable credit discount and in most cases an accretable liquidity (or market value) discount. For the remaining loans acquired through the purchase of Cratos, any discounts to fair value were recorded as accretable liquidity discounts as they were not attributable to credit impairment. For both types of loans, the accretable portion of the discount is recognized into interest income as an adjustment to the yield of the loan over the contractual life of the loan using the interest method.

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

Loans purchased or originated after the acquisition date of Cratos are stated at the principal amount outstanding net of deferred fees, deferred costs and the allowance for loan losses. Net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using the interest method. Remaining amounts are recognized into income when the related loans are paid off or sold. Any discount from principal amount of purchased loans is accreted into interest income as a yield adjustment over the contractual life of the loan using the interest method.

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

In addition, the Company provides an allowance on a loan by loan basis at JMP Credit for loans that were purchased after the Cratos acquisition. The Company employs internally developed and third party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default), which are used in developing an appropriate allowance for loan losses. The Company performs periodic detailed reviews of its loan portfolio to identify risks and to assess the overall collectibility of loans.

Loans that are deemed to be uncollectible are charged off and the charged-off amount is deducted from the allowance.

Asset-Backed Securities Issued

Asset-backed securities (“ABS”) represent securities issued to third parties by the CLO when the CLO structure formed in 2007. The Company consolidates the CLO for financial reporting purposes as of the April 7, 2009 acquisition date. At the acquisition date, the ABS were recorded at fair value which comprised principal balance outstanding less liquidity discount. The liquidity discount will be amortized into interest expense over the expected remaining lives of the ABS using the interest method.

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

Reclassification

Certain balances from prior years have been reclassified in order to conform to the current year presentation. The reclassifications had no impact on the Company’s financial position, net income or cash flows. Please see Note 21 for the effect of reclassifications on segments.

3. Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved in Variable Interest Entities. In December 2009, the Financial Accounting Standards Board (the “FASB”) issued ASU 2009-17 which amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 is effective for annual and interim periods beginning after November 15, 2009. As described below, the effective date of the above amendments was deferred for a reporting entity’s interest in certain investment companies. As a result, the Company’s is not required to apply the above amendments to its investments in the hedge funds and funds of funds managed by HCS. The Company’s adoption of ASU 2009-17 did not have an impact on our consolidated financial position or results of operations.

ASU 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds. In February 2010, the FASB issued ASU 2010-10 which defers the effective date of the amendments to the consolidation requirements resulting from the issuance of FASB Statement No. 167 to a reporting entity’s interest in an entity that has all the attributes of an investment company or for which it is industry practice to apply measurement principles that are consistent with those followed by investment companies. The hedge funds and funds of funds managed by HCS meet the criteria to qualify for the deferral, and therefore, the Company is not required to apply the Statement No. 167 amendments to its investments in such funds. The Company’s adoption of ASU 2010-10 did not have an impact on our consolidated financial position or results of operations.

ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. In February 2010, the FASB issued ASU 2010-09 which amends certain provisions of the current guidance, including the removal of the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The Company’s adoption of ASU 2010-09 did not have an impact on our consolidated financial position or results of operations.

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. In January 2010, the FASB issued ASU 2010-06 which provides amendments to ASC Subtopic 820-10 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements and (4) the transfers between Levels 1, 2, and 3. ASU 2010-06 is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity on a gross basis which is effective for annual periods beginning after December 15, 2010 and for interim periods within those fiscal years. The Company’s adoption of ASU 2010-06 did not have an impact on our consolidated financial position or results of operations.

ASU 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. In December 2009, the FASB issued ASU 2009-16 which amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this ASU improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. ASU 2009-16 is effective for annual and interim periods beginning after November 15, 2009. The Company’s adoption of ASU 2009-16 did not have an impact on our consolidated financial position or results of operations.

4. Marketable Securities and Other Investments

Other Investments at Fair Value

         Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company provides the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial instrument assets and liabilities carried at fair value have been classified and disclosed in one of the following three categories:

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

The following tables provide fair value information related to the Company’s financial assets and liabilities at March 31, 2010 and December 31, 2009:

	Assets at Fair Value as of
	March 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Marketable securities owned:
Equity securities	$21,083	$—	$—	$21,083

Total marketable securities owned	$21,083	$—	$—	$21,083

Other investments:
General partner investment in hedge funds	$—	$28,656	$—	$28,656
General partner investment in funds of funds	—	—	3,018	3,018

Total general partner investment in funds	—	28,656	3,018	31,674
Limited partner investment in private equity fund	—	—	2,544	2,544
Limited partner investment in mortgage fund	—	—	584	584
Investment in NYMT convertible preferred stock	—	—	15,000	15,000
Warrants	—	—	233	233
Private equity securities	—	—	2,690	2,690

Total other investments	$—	$28,656	$24,069	$52,725

	Assets at Fair Value as of
	December 31, 2009
(In thousands)	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Marketable securities owned:
Equity securities	$5,899	$—	$—	$5,899

Total marketable securities owned	$5,899	$—	$—	$5,899

Other investments:
General partner investment in hedge funds	$—	$33,313	$—	$33,313
General partner investment in funds of funds	—	—	2,933	2,933

Total general partner investment in funds	—	33,313	2,933	36,246
Limited partner investment in private equity fund	—	—	2,476	2,476
Limited partner investment in mortgage fund	—	—	1,147	1,147
Investment in NYMT convertible preferred stock	—	—	15,000	15,000
Private equity securities	—	—	2,321	2,321

Total other investments	$—	$33,313	$23,877	$57,190

	Liabilities at Fair Value as of
	March 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Marketable securities sold, but not yet purchased	$12,220	$—	$—	$12,220

	Liabilities at Fair Value as of
	December 31, 2009
(In thousands)	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Marketable securities sold, but not yet purchased	$1,047	$—	$—	$1,047

The tables below provide a reconciliation of the beginning and ending balances for the assets at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 and 2009.

(In thousands)	Balance as of December 31, 2009	Purchases/ (sales), net		Total gains (losses) - realized and unrealized	Transfers in/(out) of Level 3	Balance as of March 31, 2010	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$2,933	$—		$85	$—	$3,018	$85
Limited partner investment in private equity fund	2,476	(9)		77	—	2,544	77
Limited partner investment in mortgage fund	1,147	(712)		149	—	584	—
Investment in NYMT convertible preferred stock	15,000	—		—	—	15,000	—
Warrants	—	—		233	—	233	233
Private equity securities	2,321	—		369	—	2,690	369

Total Level 3 assets	$23,877	$(721)		$913	$—	$24,069	$764

(In thousands)	Balance as of December 31, 2008	Purchases/ (sales), net		Total gains (losses) - realized and unrealized	Transfers in/(out) of Level 3	Balance as of March 31, 2009	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$3,678	$—		$31	$—	$3,709	$31
Limited partner investment in private equity fund	2,516	—		(137)	—	2,379	(137)
Investment in NYMT convertible preferred stock	11,687	(7,791	) (1)	249	—	4,145	249
Warrants	307	—		(55)	—	252	(55)

Total Level 3 assets	$18,188	$(7,791)		$88	$—	$10,485	$88

(1)	Investment in NYMT convertible preferred stock held by JMPRT at December 31, 2008 of $7.8 million was removed from the Company’s assets in connection with the transfer of JMPRT assets and liabilities to HMOP effective January 2, 2009. The Company did not consolidate HMOP in its consolidated financial statements from January 2, 2009 through April 30, 2009.

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

Transfers in/out of Level 3 result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets. There were no transfers in/out of Level 3 during the three months ended March 31, 2010 and 2009. In addition, there were no transfers in/out of Level 1 or Level 2 during the three months ended March 31, 2010 and 2009.

The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to Level 3 assets still held at the end of the period are reported in Principal Transactions in the accompanying Consolidated Statements of Operations.

Included in other investments are investments in partnerships in which one of the Company’s subsidiaries is the investment manager and general partner. The Company accounts for these investments using the equity method as described in Note 2. The Company’s proportionate share of those investments is included in the tables above. In addition, other investments include warrants, and two investments in funds managed by third parties.

Other Investments not at Fair Value

On February 13, 2009, the Company entered into a business arrangement with China Merchants Securities Co. (HK), Ltd., a securities brokerage and investment banking firm, through a $2.0 million investment in HuaMei Capital Company, Inc. (“HuaMei”) to expand the Company’s investment banking capabilities in China. Through HuaMei, the Company intends to provide investment banking services to U.S. and Chinese companies seeking to execute cross-border transactions on both sides of the Pacific. HuaMei is a joint venture of China Merchants Securities; MVC Capital, Inc., a publicly traded business development company managed by The Tokarz Group Advisers LLC; and the HuaMei Capital founders. HuaMei has co-chief executive officers from China Merchant Securities Co. (HK), Ltd. and the Company. The Company has appointed its chairman and chief executive officer, Joseph Jolson, to serve on HuaMei’s board of directors. The Company accounts for its investment in HuaMei under the equity method of accounting within other investments on the Consolidated Statements of Financial Condition. The carrying value of our investment in HuaMei was $2.0 million at March 31, 2010.

On February 11, 2010, the Company made a $1.5 million investment in Class D Preferred Units of Sanctuary Wealth Services LLC (“Sanctuary”). Sanctuary provides a turnkey platform that will allow independent wealth advisors to establish an independent advisory business without the high startup costs and regulatory hurdles. The Class D Preferred Units entitle the Company to receive an annual coupon of 14.0% and is convertible into equity of Sanctuary at the option of the Company prior to the maturity date, which is three years from the investment date. The Company carries its investment in Sanctuary at cost and evaluates the investment for impairment on a quarterly basis. The carrying value of the Company’s investment in Sanctuary was $1.5 million at March 31, 2010.

5. Loans Held for Investment

Loans held for investment at March 31, 2010 is comprised of principal investments in the form of one loan note and advances on one non-revolving credit note commitment. At December 31, 2009, loans held for investment was comprised of principal investments in the form of two loan notes and advances on one non-revolving credit note commitments.

The loan note outstanding at March 31, 2010 is a participation interest in a loan made by JMPRT to a client during 2007. The loan is collateralized by real estate related assets, and bears interest at the rate of 20.0% per annum, payable monthly in arrears. The principal of the loan was due and payable on December 1, 2007, but was extended until September 2008 for an additional fee at the borrower’s option and in connection with a partial repayment. At September 30, 2008, the loan balance of $0.8 million was in default and the Company recorded a loan loss provision of $0.4 million in the third quarter of 2008 and $0.1 million in the fourth quarter of 2009. Recovery of the loan is being sought through bankruptcy court proceedings from which the Company believes it will be able to recover at the net realizable value of the loan.

In addition, in the third quarter of 2008, the Company made a $4.2 million loan to a private commercial mortgage originator in the form of a note and warrants. The loan was placed on non-accrual status on April 1, 2009. Accordingly, the interest payments of $0.2 million received subsequent to that date were applied to the principal balance, reducing the outstanding principal balance to $4.0 million at December 31, 2009. The loan was recorded net of loan loss reserves of $3.8 million and a deferred loan fee of $0.2 million at December 31, 2009. On February 10, 2010, the loan note was converted into non-voting preferred equity of a newly formed entity which succeeded to the assets of the borrower. As of the conversion date, the Company determined the fair value of both the loan note and the non-voting preferred equity of the newly formed entity to be zero, and therefore, recognized no gain or loss on the conversion.

         The Company had also advanced as of December 31, 2008 an aggregate of $3.8 million on two non-revolving credit note commitments with an original aggregate amount of $7.0 million. In July 2009, one of the two non-revolving credit notes matured. As of the maturity date, the net carrying value of the credit note was $2.4 million. As permitted by the terms of the credit agreement, at maturity, the borrower conveyed collateral to the Company in full satisfaction of the credit note. The collateral received was the membership interest in LSC III, LLC (see Note

4). As of March 31, 2010 and December 31, 2009, the Company had a $1.2 million and $1.3 million advance, respectively, on a $2.0 million original non-revolving commitment, $0.7 million of which expired in October 2009. The advance bears interest at rate of 16.0% per annum and is due in June 2011. As of March 31, 2010 and December 31, 2009, the Company had no remaining credit commitments.

At March 31, 2010 and December 31, 2009, $0.8 million and $4.8 million of the aggregate amount of loans held for investment were on non-accrual status, respectively.

The following table presents components of loans held for investment, net, on the Consolidated Statements of Financial Condition at March 31, 2010 and December 31, 2009:

(In thousands)	March 31, 2010	December 31, 2009
Loans held for investment	$2,045	$6,057
Allowance for loan losses	(528)	(4,285)
Deferred loan fees	—	(180)

Total loans held for investment, net	$1,517	$1,592

A summary of the activity in the allowance for loan losses for the three months ended March 31, 2010 and 2009 was as follows:

(In thousands)	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$(4,285)	$(2,896)
Provision for loan losses	—	(725)
Loans charged off, net of recoveries	3,757	—

Balance at end of period	$(528)	$(3,621)

The Company determined the fair value of loans held for investment to be $1.7 million as of March 31, 2010 and December 31, 2009 respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

6. Loans Collateralizing Asset-backed Securities Issued

Loans collateralizing asset-backed securities issued are commercial loans securitized and owned by the CLO. The loans consist of those loans within the CLO securitization structure at the acquisition date of Cratos and loans purchased or originated into the CLO subsequent to the Cratos acquisition date. The following table presents the components of loans collateralizing asset-backed securities issued at March 31, 2010:

(In thousands)	March 31, 2010
Loans collateralizing asset-backed securities	$469,121
Allowance for loan losses	(2,158)
Liquidity discount	(84,771)
Credit discount	(33,119)
Deferred loan fees, net	(5,097)

Total loans collateralizing asset-backed securities, net	$343,976

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. There were $59.8 million of impaired loans as of March 31, 2010, with allocated specific reserves of $1.6 million and credit discount of $33.1 million. There were $74.4 million of impaired loans as of December 31, 2009, with allocated specific reserves of $1.6 million and credit discount of $35.1 million. In addition, the Company evaluates pools of homogeneous loans based on portfolio classification and risk assessment to determine the inherent loss in these portfolios. Based on such evaluation, the Company recorded pooled reserves of $0.2 million during the three months ended March 31, 2010 on non-impaired loans.

A summary of the activity in the allowance for loan losses for the three month ended March 31, 2010 is as follows:

(In thousands)	Three Months Ended
March 31, 2010
Balance at beginning of period	$(1,994)
Provision for loan losses:
Specific reserve	—
Pooled reserve	(164)
Reversal due to sale, payoff or repayment of loans	—

Balance at end of period	$(2,158)

Loans recorded upon the acquisition of Cratos at fair value reflect a liquidity discount and a credit discount. In addition, most loans purchased subsequent to the acquisition were purchased at discount to their principal value, reflecting deferred loan fees. The tables below summarize the activity in the loan principal, liquidity discount, credit discount and deferred fees for the impaired loans and non-impaired loans for the three months ended March 31, 2010:

Impaired loans:

(In thousands)	Three Months Ended March 31, 2010
	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Carrying Value, Net
Balance at beginning of period	$74,369	$(1,581)	$(18,411)	$(35,105)	$19,272
Purchases / funding	426	—	—	—	426
Repayments	(3,087)	—	—	155	(2,932)
Accretion of discount	—	—	318	—	318
Provision for loan losses	—	—	—	—	—
Sales and payoff	—	—	—	—	—
Transfers to/from non-impaired loans, net	(11,869)	—	5,286	1,831	(4,752)

Balance at end of period	$59,839	$(1,581)	$(12,807)	$(33,119)	$12,332

Non-impaired loans:

(In thousands)	Three Months Ended March 31, 2010
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Balance at beginning of period	$387,090	$(413)	$(73,133)	$(4,849)	$308,695
Purchases / funding	68,266	—	—	(1,152)	67,114
Repayments	(23,926)	—	—	—	(23,926)
Accretion of discount	—	—	5,492	388	5,880
Provision for loan losses	—	(164)	—	—	(164)
Sales and payoff	(34,753)	—	3,530	516	(30,707)
Transfers to/from impaired loans, net	12,605	—	(7,853)	—	4,752

Balance at end of period	$409,282	$(577)	$(71,964)	$(5,097)	$331,644

The Company determined the fair value of loans collateralizing asset-backed securities to be $406.6 million and $374.5 million as of March 31, 2010 and December 31, 2009, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

At March 31, 2010 and December 31, 2009, $59.8 million and $74.4 million of the aggregate principal amount of loans collateralizing asset-backed securities were on non-accrual status. The Company did not recognize any interest income, other than the accretion of liquidity discounts, for 10 impaired loans with a weighted average loan balance of $71.3 million that were on non-accrual status during the three months ended March 31, 2010.

7. Fixed Assets

At March 31, 2010 and December 31, 2009, fixed assets consisted of the following:

(In thousands)	March 31, 2010	December 31, 2009
Furniture and fixtures	$1,633	$1,620
Computer and office equipment	3,981	3,771
Leasehold improvements	2,387	2,374
Software	540	540
Less: accumulated depreciation	(7,128)	(6,960)

Total fixed assets, net	$1,413	$1,345

Depreciation expense was $0.2 million for both the three months ended March 31, 2010 and 2009.

8. Note Payable

Note payable consists of the revolving and term loans related to the Company’s credit facility with City National Bank (the “Lender”) entered into on August 3, 2006. The Company had a revolving loan of $2.1 million and a term loan of $6.9 million outstanding at both March 31, 2010 and December 31, 2009.

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

The Third Amendment converted the Company’s outstanding revolving loans of $8.7 million into a single term loan as of December 31, 2008. The term loan will be repaid in equal quarterly payments of $0.4 million which commenced on March 31, 2009 and continues through December 31, 2013 and bears interest at the prime rate or LIBOR plus 2.25%. The Third Amendment also provided that of the original $30.0 million revolving line of credit, $21.0 million remains available under the revolving portion of the Credit Agreement and the annual interest rate provisions of the Credit Agreement are increased from the prime rate minus 1.25% to the prime rate and from LIBOR plus 1.25% to LIBOR plus 2.25%. The Lender will continue to provide revolving loans of up to $21.0 million through December 31, 2010, on which date the then existing revolving loans will convert into term loans.

The Company had undrawn amounts of $18.9 million under the revolving line of credit with the Lender at March 31, 2010 and December 31, 2009. Each draw bears interest at the prime rate or LIBOR plus 2.25%.

The following table shows the repayment schedules for the principal portion of the term loan at March 31, 2010:

(In thousands)	March 31, 2010
2010	$1,736
2011	1,736
2012	1,736
2013	1,737
2014	—
Thereafter	—

$6,945

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the facility, which would permit the bank to terminate our note and require the immediate repayment of any outstanding principal and interest. The Third Amendment modified the financial covenants in the Credit Agreement to remove both the minimum requirement of Net Income (as defined in the Credit Agreement) and the minimum requirement of EBITDA (as defined in the Credit Agreement). The Third Amendment also removed the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) and added a new financial covenant regarding the Company’s liquidity. At March 31, 2010, the Company was in compliance with the loan covenants. The term loan is collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

9. Asset-backed Securities Issued

         On May 17, 2007, the CLO completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization and obtained $455.0 million of third-party financing. The Notes will be repaid from the cash flows generated by the loan portfolio owned by the CLO. The Notes were issued in seven separate classes as set forth in the table below. The Company owns all of the unsecured subordinated notes and $13.7 million of Class C, D and E notes. These unsecured subordinated notes and the Class C, D and E notes owned by the Company are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at March 31, 2010 and December 31, 2009.

(In millions)	Notes Originally Issued	Outstanding Principal Balance March 31, 2010	Liquidity Discount March 31, 2010	Net Outstanding Balance March 31, 2010	Interest Rate Spread to LIBOR	Ratings (Moody’s/ S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$315.7	($35.8)	$279.9	0.26%–0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	(8.9)	21.1	0.50%	Aa2/AA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	(21.3)	13.7	1.10%	Baa1/A
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	(21.1)	12.9	2.40%	Ba1/BBB
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	(20.1)	9.9	5.00%	B3/CCC-

Total secured notes sold to investors	$455.0	$444.7	($107.2)	$337.5
Unsecured subordinated notes due 2021	45.0	45.0	(39.9)	5.1

Total notes for the CLO I offering	$500.0	$489.7	($147.1)	$342.6
Consolidation elimination	N/A	(58.7)	46.3	(12.4)

Total asset-backed securities issued	N/A	$431.0	($100.8)	$330.2

(1)	These ratings are unaudited and were the current ratings as of March 31, 2010 and are subject to change from time to time.

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and will not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available therefore under the applicable payment priority provisions. As of March 31, 2010, all interest on the secured notes was current. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. The CLO is also required to pay a commitment fee of 0.18% on the unused portion of the funding commitments of the Class A-1 notes. The secured notes are secured by the CLO loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests. Total interest expense related to the asset-backed securities issued for the three months ended March 31, 2010 was $8.2 million, which comprised cash coupon of $1.1 million and liquidity discount amortization of $7.1 million. As of March 31, 2010 and December 31, 2009, accrued interest payable on the Notes was $0.5 million.

The Notes recorded upon the acquisition of Cratos at fair value reflect a liquidity discount. The activity in the note principal and liquidity discount for the three months ended March 31, 2010 comprised the following:

(In thousands)	Three Months Ended March 31, 2010
	Principal	Liquidity Discount	Net
Balance at beginning of period	$434,478	$(107,846)	$326,632
Repayments	(3,475)	—	(3,475)
Amortization of discount	—	7,059	7,059

Balance at end of period	$431,003	$(100,787)	$330,216

The Company determined the fair value of asset-backed securities issued to be $368.3 million and $361.1 million as of March 31, 2010 and December 31, 2009, respectively.

10. Stockholders’ Equity

Stock Repurchase Program

The Company’s board of directors authorized in August and November 2007 a 1.5 million share repurchase program, which was fully executed as of January 18, 2008. On March 10, 2008 and March 3, 2009, the Company’s board of directors authorized the repurchase of an additional 2.0 million shares during the subsequent eighteen months and the repurchase of an additional 0.5 million shares during the subsequent twelve months, respectively. During the three months ended March 31, 2010 and 2009, the Company repurchased 98,428 and 57,832 shares, respectively, of the Company’s common stock at an average price of $8.03 per share and $4.53 per share, respectively, for an aggregate purchase price of $0.8 million and $0.3 million, respectively. All of the shares repurchased during the three months ended March 31, 2010 and 30,372 of the shares repurchased during the three months ended March 31, 2009 were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company.

The timing and amount of any future open market stock repurchases will be determined by JMP management based on its evaluation of market conditions, the relative attractiveness of other capital deployment activities, regulatory considerations and other factors. Any open market stock repurchase activities will be conducted in compliance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. Repurchases of common stock may also be made under an effective Rule 10b5-1 plan which permits common stock to be repurchased when the Company may otherwise be prohibited from doing so under insider trading laws. This repurchase program may be suspended or discontinued at any time.

11. Stock-Based Compensation

On March 26, 2007, the board of directors adopted the JMP Group Inc. 2007 Equity Incentive Plan (“JMP Group 2007 Plan”), which was approved by the stockholders on April 12, 2007. JMP Group Inc. authorized the issuance of 4,000,000 shares of its common stock under this Plan. This amount is increased by any shares JMP Group Inc. purchases on the open market, or through any share repurchase or share exchange program, as well as any shares that may be returned to the JMP Group 2007 Plan or the JMP Group LLC 2004 Equity Incentive Plan (“JMP Group 2004 Plan”) as a result of forfeiture, termination or expiration of awards; not to exceed a maximum aggregate number of shares of 2,960,000 shares under the JMP Group 2004 Plan. The Company will issue shares upon exercises or vesting from authorized but unissued shares or from treasury stock

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2010:

	Three Months Ended March 31, 2010
	Shares Subject to Option	Weighted Average Exercise Price
Balance, beginning of year	1,938,315	$11.28
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(69,250)	12.17

Balance, end of period	1,869,065	$11.25

Options exercisable at end of period	1,856,565	$11.24

	As of March 31, 2010
	Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.00–$12.50	1,869,065	4.71	$11.25	$—	1,856,565	4.72	$11.24	$—

The Company recognizes stock-based compensation expense for stock options over the graded vesting period of the options using the accelerated attribution method. The Company recognized compensation expense related to stock options of $1,468 and $5,278 for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, there was $1,876 of unrecognized compensation expense related to stock options expected to be recognized over a weighted average period of 0.34 years.

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

The following table summarizes the RSU activity for the three months ended March 31, 2010:

	Three Months Ended March 31, 2010
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, beginning of year	1,392,551	$9.59
Granted	897,921	7.96
Vested	(109,961)	9.01
Forfeited	(34,013)	8.30

Balance, end of period	2,146,498	$8.96

The aggregate fair value of RSUs vested during the three months ended March 31, 2010 was $0.9 million.

The Company recognizes compensation expense over a graded vesting period using the accelerated attribution method. For the three months ended March 31, 2010 and 2009, the Company recorded compensation expense of $0.7 million and $1.0 million, respectively, related to RSUs awarded in connection with the initial public offering. In addition, for the three months ended March 31, 2010 and 2009, the Company recorded compensation expense of $0.2 million and $0.4 million, respectively, for RSUs granted after the initial public offering. The Company recognized income tax benefits related to RSUs of $0.4 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, there was $3.3 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.99 years.

12. Net Income (Loss) per Share of Common Stock

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

The computations of basic and diluted net income per share for the three months ended March 31, 2010 and 2009 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended March 31,
	2010	2009
Numerator:
Net income	$1,718	$34

Denominator:
Basic weighted average shares outstanding	21,612	20,500
Effect of potential dilutive securities:
Restricted stock units	872	202

Diluted weighted average shares outstanding	22,484	20,702

Net (loss) income per share
Basic	$0.08	$0.00
Diluted	$0.08	$0.00

Stock options to purchase 1,902,694 and 2,084,421 shares of common stock for the three months ended March 31, 2010 and 2009, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Restricted stock units for zero and 1,505,429 shares of common stock for the three months ended March 31, 2010 and 2009, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

13. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the United States Internal Revenue Service. There were no contributions by the Company during the three months ended March 31, 2010 and 2009.

14. Income Taxes

The Company is subject to U.S. federal and state income taxes. For the three months ended March 31, 2010 and 2009, the Company recorded a total tax expense of $1.4 million and $0.1 million, respectively.

The components of the Company’s income tax expense for the three months ended March 31, 2010 and 2009 are as follows:

(In thousands)	Three Months Ended March 31,
	2010	2009
Federal	$54	$591
State	(9)	178

Total current income tax expense	45	769

Federal	1,063	(550)
State	280	(167)

Total deferred income tax expense (benefit)	1,343	(717)

Total income tax expense	$1,388	$52

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
Tax at federal statutory tax rate	35.00%	35.00%
State income tax, net of federal tax benefit	5.75%	5.75%
Adjustment for permanent items	0.81%	19.43%

Rate before one-time events	41.56%	60.18%
Deferred tax asset written off related to options and RSUs	0.00%	0.66%
Adjustment for prior year taxes	0.00%	-0.14%
California state enterprise zone tax credit	-0.83%	—

Effective tax rate (benefit)	40.73%	60.70%

The Company determined that a valuation allowance against deferred tax assets was not necessary as of March 31, 2010 and December 31, 2009 based on the assessment of future ordinary income and capital gains and that the deferred tax assets will, more-likely-than-not, be realized.

The Company adopted the accounting principles related to uncertainty in income taxes on May 16, 2007, the date the Company became subject to federal and state income taxes. The Company has analyzed the filing positions in its federal and state income tax returns for all open tax years, which are 2006 through 2009 for federal income tax purposes and 2005 through 2009 for state income tax purposes. The Company does not anticipate any tax adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, the Company recorded no liability for uncertain income tax positions at March 31, 2010.

The Company’s policy for recording interest and penalties associated with the tax audits or unrecognized tax benefits, if any, is to record such items as a component of income before taxes. Penalties, if incurred, would be recorded in “administration” and interest paid or received would be recorded in “interest and dividend expense” in the Consolidated Statements of Operations.

15. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts and New York under various operating leases. Rental expense for the three months ended March 31, 2010 and 2009 was $0.7 million and, $0.6 million, respectively.

The California, Chicago and New York leases included a period of free rent at the start of the lease for seven months, six months and three months, respectively. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

(In thousands)	March 31, 2010
2010	$2,352
2011	2,708
2012	218
2013	54
2014	55
Thereafter	5

$5,392

In connection with its underwriting activities, JMP Securities enters into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. At March 31, 2010 and December 31, 2009, JMP Securities had no open underwriting commitments.

The marketable securities owned and the restricted cash as well as the cash held by the clearing broker, may be used to maintain margin requirements. At March 31, 2010 and December 31, 2009, the Company had $0.3 million of cash on deposit with JMP Securities’ clearing broker. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. As of both March 31, 2010 and December 31, 2009, the Company had unfunded commitments of $3.4 million in the Corporate Credit segment.

16. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $17.2 and $45.3 million, which were $15.4 and $43.7 million in excess of the required net capital of $1.8 and $1.6 million at March 31, 2010 and December 31, 2009, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.60 to 1 and 0.26 to 1 at March 31, 2010 and December 31, 2009, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

17. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships and offshore investment companies. The Company also owns an investment in most of these entities. As of March 31, 2010 and December 31, 2009, the aggregate fair value of the Company’s investments in these entities was $51.2 million and $55.5 million, respectively, which consisted of general partner investments in hedge funds of $28.7 million and $33.3 million, respectively, general partner investments in funds of funds of $3.0 million and $2.9 million, respectively, and investments in NYMT convertible preferred and common stock of $19.5 million and $19.3 million, respectively. Base management fees earned from these entities were $2.3 million and $2.0 million for the three months ended March 31, 2010 and 2009, respectively. Also, the Company earned incentive fees of $0.6 million and $6.5 million from these entities for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and December 31, 2009, the Company had incentive fees receivable from these entities of $0.3 million and $2.6 million, respectively.

18. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at March 31, 2010 and December 31, 2009 had settled with no resulting material liability to the Company. For the three months ended March 31, 2010 and 2009, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of March 31, 2010 and December 31, 2009.

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

19. Litigation

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

20. Financial Instruments with Off-Balance Sheet Risk, Credit Risk or Market Risk

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

In connection with the CLO, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include unfunded commitments to lend and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet of the Company.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In its Corporate Credit segment, the Company had unfunded commitments of $3.4 million at March 31, 2010 and December 31, 2009 and standby letters of credit of $0.7 million and $1.8 million, at March 31, 2010 and December 31, 2009, respectively.

21. Business Segments

         Prior to the acquisition of Cratos in April 2009, the Company’s business results were categorized into the following two segments: Broker-Dealer and Asset Management. After the acquisition of Cratos, the Company’s business results are categorized into the following three business segments: Broker-Dealer, Asset Management and Corporate Credit. The Broker-Dealer segment includes a broad range of services, such as underwriting and acting as a placement agent for public and private capital raising transactions and financial advisory services in M&A, restructuring and other strategic transactions. The Broker-Dealer segment also includes institutional brokerage services and equity research services to our institutional investor clients. The Asset Management segment includes the management of a broad range of pooled investment vehicles, including the Company’s hedge funds, funds of funds, as well as the Company’s principal investments in public and private securities. The Corporate Credit segment includes the management of collateralized loan obligations and certain principal investments through JMP Capital. With the disclosure of this new segment, the results of operations of JMP Capital, which for the three months ended March 31, 2009 were reported in the Asset Management segment, are now reported in the Corporate Credit segment as they are more closely aligned with those newly acquired operations. For the comparative three month period ended March 31, 2010 shown below JMP Capital has therefore been included in the Corporate Credit segment.

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

The Company’s segment information for the three months ended March 31, 2010 and 2009 was prepared using the following methodology:

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

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income (loss) before noncontrolling interest and income tax expense (benefit) and assets:

(In thousands)	Three Months Ended March 31,
	2010	2009
Broker-Dealer
Net revenues after provision for loan losses	$14,383	$12,699
Non-interest expenses	15,483	14,017

Segment (loss) before income tax expense	$(1,100)	$(1,318)

Segment assets	$69,946	$69,691
Asset Management
Net revenues after provision for loan losses	$3,533	$12,031
Non-interest expenses	3,334	10,000

Segment income before income tax expense	$199	$2,031

Segment assets	$57,579	$62,911
Corporate Credit
Net revenues after provision for loan losses	$7,302	$(533)
Non-interest expenses	2,993	93

Segment income (loss) before income tax expense	$4,309	$(626)

Segment assets	$423,967	$4,311
Consolidated Entity
Net revenues after provision for loan losses	$25,218	$24,197
Non-interest expenses	21,810	24,110

Income before income tax expense	$3,408	$87

Total assets	$551,492	$136,913

22. Summarized financial information for equity method investments and NYMT

The tables below present summarized financial information of the hedge funds which the Company accounts for under the equity method. The financial information below represents 100% of the net assets, net realized and unrealized gains (losses) and net investment income (loss) of such hedge funds as of the dates and for the periods indicated.

(In thousands)	March 31, 2010	December 31, 2009
	Net Assets	Net Assets
Harvest Opportunity Partners II	$69,593	$73,895
Harvest Small Cap Partners	338,018	336,083
Harvest Consumer Partners	7,691	12,117
Harvest Technology Partners	20,939	22,395
Harvest Global Select Partners	5,412	5,559
Harvest Diversified Partners	30,403	—

(In thousands)	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II	$1,447	$(269)	$122	$(12)
Harvest Small Cap Partners	(11,138)	(2,922)	38,823	(5,658)
Harvest Consumer Partners	(393)	(66)	499	(28)
Harvest Technology Partners	(264)	(105)	1,403	(57)
Harvest Global Select Partners	593	(53)	—	—
Harvest Diversified Partners	744	(143)	—	—

The tables below present summarized financial information of NYMT at March 31, 2010 and December 31, 2009 as well as for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
(In thousands)	2010	2009
Statement of Operations Data:
Interest income - investment securities and loans held in securitization trusts	$6,221	$8,585
Interest expense - investment securities and loans held in securitization trusts	1,392	3,130
Provision for loan losses	(2)	(629)
Impairment loss on investment securities	—	(119)
Realized gain on investment securities	807	123
Income from continuing operations	2,357	1,899
Net income	2,668	2,054

(In thousands)	March 31, 2010	December 31, 2009
Statement of Financial Condition Data:
Investment securities - available for sale at fair value (including pledged assets of $80,358 and $91,071 at March 31, 2010 and December 31,2009, respectively)	$167,446	$176,691
Mortgage loans held in securitization trusts (net)	259,073	276,176
Total assets	463,868	488,814
Financing arrangements, portfolio investments	75,799	85,106
Collateralized debt obligations	249,816	266,754
Convertible preferred debentures (net)	19,888	19,851
Total liabilities	399,002	425,827

23. Subsequent Events

On May 4, 2010, the Company’s board of directors declared a cash dividend of $0.015 per share of common stock for the first quarter of 2010 to be paid on June 4, 2010, to common stockholders of record on May 21, 2010.

         On April 1, 2010, the Company made an investment in Harvest Growth Capital LLC (“HGC”), an investment company that invests in private equity securities. HCS is the manager of HGC. Because of the Company’s economic interest in HGC and its ability to direct HGC’s activities, the Company is deemed the primary beneficiary, and therefore, consolidates HGC effective April 1, 2010.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read together with the unaudited consolidated financial statements and the related notes included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, refer to the MD&A for the fiscal year ended December 31, 2009 contained in our annual report on Form 10-K filed with the SEC on March 9, 2010, as well as the Consolidated Financial Statements and Notes contained therein.

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

Brokerage Revenues

Our brokerage revenues include commissions paid by customers from brokerage transactions in exchange-listed and over-the-counter (“OTC”) equity securities. Commissions are recognized on a trade date basis. Brokerage revenues also include net trading gains and losses that result from market-making activities and from our commitment of capital to facilitate customer transactions. Our brokerage revenues may vary between periods, in part depending on commission rates, trading volumes and our ability to continue to deliver research and other value-added services to our clients. The ability to execute trades electronically, through the Internet and through other alternative trading systems has increased pressure on trading commissions and spreads. We expect this trend toward alternative trading systems and pricing pressures in our brokerage business to continue. We are, to some extent, compensated through brokerage commissions for the value of research and other value added services we deliver to our clients. These “soft dollar” practices have been the subject of discussion among regulators, the investment banking community and our sales and trading clients. In particular, commission sharing arrangements have been adopted by some large institutional investors. In these arrangements, these institutional investors concentrate their trading with fewer “execution” brokers and pay a fixed amount for execution with an additional amount set aside for payments to other firms for research or other brokerage services. Accordingly, we may experience reduced (or eliminated) trading volume with such investors but may be compensated for our research and sales efforts through allocations of the designated amounts. Depending on the extent to which we adopt this practice and depending on our ability to reach arrangements on terms acceptable to us, this trend would likely impair the revenues and profitability of our commission business by negatively affecting both volumes and trading commissions in our commission business.

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

As of March 31, 2010, the contractual base management fees earned from each of these investment funds ranged between 1% and 2% of assets under management. The contractual incentive fees were generally (i) 20%, subject to high-water marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the funds of funds; and (iii) 25%, subject to a performance hurdle rate, for Harvest Mortgage Opportunities Partners (“HMOP”) and New York Mortgage Trust, Inc. (“NYMT”).

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

The following tables present certain information with respect to the investment funds managed by Harvest Capital Strategies (“HCS”):

(In thousands)	Net Assets at		Company’s Share of Net Assets at
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Funds Managed by HCS:
Hedge Funds:
Harvest Opportunity Partners II	$69,593	$73,895	$4,111	$10,438
Harvest Small Cap Partners	338,018	336,083	8,437	8,741
Harvest Consumer Partners	7,691	12,117	101	5,590
Harvest Technology Partners	20,939	22,395	109	7,457
Harvest Mortgage Opportunities Partners (1)	10,813	10,544	7,287	7,090
Harvest Global Select Partners	5,412	5,559	203	1,086
Harvest Diversified Partners	30,403	—	15,694	—
Funds of Funds:
JMP Masters Fund	76,460	97,931	3,018	2,933
REITs:
New York Mortgage Trust (2)	48,414	48,414	N/A	N/A

Total funds managed by HCS	$607,743	$606,938	$38,960	$43,335

(1)	The Company’s share of net assets in HMOP was consolidated in the Company’s Statement of Financial Condition at March 31, 2010 and December 31, 2009.
(2)	The portion of the net assets of NYMT that is subject to the management fee calculation. In connection with its investment in NYMT, in January 2008, the Company entered into an advisory agreement between HCS and NYMT.

(In thousands)	Three Months Ended March 31, 2010
	Company’s Share of Change in Fair Value	HCS Management Fee	HCS Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II	$(4)	$163	$94
Harvest Small Cap Partners	(304)	1,622	—
Harvest Consumer Partners	(223)	20	—
Harvest Technology Partners	(239)	58	10
Harvest Mortgage Opportunities Partners (1)	234	39	53
Harvest Global Select Partners	56	17	99
Harvest Diversified Partners	475	56	120
Funds of Funds:
JMP Masters Fund	85	177	1
REITs:
New York Mortgage Trust	—	163	282

Totals	$80	$2,315	$659

(1)	Revenues earned from HMOP are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of noncontrolling interest.

(In thousands)	Three Months Ended March 31, 2009
	Company’s Share of Change in Fair Value	HCS Management Fee	HCS Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II	$36	$159	$—
Harvest Small Cap Partners	1,558	1,300	6,422
Harvest Consumer Partners	207	8	21
Harvest Technology Partners	659	15	71
Harvest Mortgage Opportunities Partners	414	59	—
Funds of Funds:
JMP Masters Fund	7	220	—
JMP Emerging Masters Fund	24	24	—
REITs:
New York Mortgage Trust	1,192	182	—

Totals	$4,097	$1,967	$6,514

With the acquisition of Cratos, we earn management fees at JMP Credit as the asset manager of collateralized loan obligations. During the three months ended March 31, 2010, we earned management fees of $0.6 million or 50 bps annualized on gross assets under management. At March 31, 2010, gross assets under management were $492.2 million. As we consolidate the CLO, the management fees are eliminated on consolidation in accordance with U.S. GAAP.

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

Interest Income

Interest income primarily consists of interest income earned on loans collateralizing asset backed securities issued and loans held for investment. Interest income on loans comprises the stated coupon as a percentage of the face amount receivable as well as accretion of accretable or purchase discounts and deferred fees. Interest income is recorded on the accrual basis in accordance with the terms of the respective loans unless such loans are placed on non-accrual status.

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

In addition, the Company provides an allowance on a loan by loan basis at JMP Credit for loans that were purchased after the Cratos acquisition. The Company employs internally developed and third party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default), which are used in developing an appropriate allowance for loan losses. The Company performs periodic detailed reviews of its loan portfolio to identify risks and to assess the overall collectibility of loans.

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

Compensation is accrued using specific ratios of total compensation and benefits to total revenues based on revenue categories, as adjusted if, in management’s opinion, such adjustments are necessary and appropriate to maintain competitive compensation levels.

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

Noncontrolling Interest

Noncontrolling interest for three months ended March 31, 2010 includes the interest of third parties in JMP Credit and Harvest Mortgage Opportunities Partners (“HMOP”), majority-owned subsidiaries consolidated on our books. Noncontrolling interest for three months ended March 31, 2009 includes the interest of third parties in HMOP and Opportunity Acquisition Corp. (“SPAC”), partially-owned subsidiaries consolidated on our books. SPAC was liquidated on December 31, 2009 with no distribution of assets to the noncontrolling interest holders due to its accumulated loss. The partnership agreements for HMOP provide for the right of the limited partners to remove the general partners by a simple majority vote of the non-affiliated limited partners. The Company follows the authoritative guidance under GAAP regarding the determination of whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. Such guidance applies when a general partner controls a limited partnership and is required to consolidate the limited partnership in its financial statements. Under the guidance, the general partner in a limited partnership is presumed to control the limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. If the limited partners have either (a) the substantive ability to liquidate the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights, the general partner does not control the limited partnership. The partnership agreements for HMOP provide for the right of the limited partners to remove the general partner by a simple majority vote of the non-affiliated limited partners. Because of these substantive kick-out rights, the Company, as the general partner, did not control HMOP and therefore did not consolidate HMOP from January 2, 2009 through April 30, 2009. During the quarter ended June 30, 2009, several non-affiliated limited partners redeemed their interest in HMOP, and the remaining limited partners were no longer deemed to have substantive kick-out rights. As a result, the Company consolidated HMOP in its consolidated financial statements effective May 1, 2009.

Results of Operations

The following table sets forth our results of operations for the three month periods ended March 31, 2010 and 2009 and is not necessarily indicative of the results to be expected for any future period.

(Dollars in thousands)	Three Months Ended March 31,		Change from 2009 to 2010
	2010	2009	$	%
Revenues
Investment banking	$5,469	$4,116	$1,353	32.9%
Brokerage	7,670	8,539	(869)	-10.2%
Asset management fees	2,891	8,466	(5,575)	-65.9%
Principal transactions	1,421	2,890	(1,469)	-50.8%
Gain on sale and payoff of loans	3,479	—	3,479	N/A
Net dividend income	616	434	182	41.9%
Other income	498	267	231	86.5%

Non-interest revenues	22,044	24,712	(2,668)	-10.8%

Interest income	11,578	291	11,287	N/A
Interest expense	(8,240)	(81)	(8,159)	N/A

Net interest income	3,338	210	3,128	N/A

Provision for loan losses	(164)	(725)	561	-77.4%

Total net revenues after provision for loan losses	25,218	24,197	1,021	4.2%

Non-interest Expenses
Compensation and benefits	15,521	18,801	(3,280)	-17.4%
Administration	1,022	1,121	(99)	-8.8%
Brokerage, clearing and exchange fees	1,352	1,250	102	8.2%
Other	3,915	2,938	977	33.3%

Total non-interest expenses	21,810	24,110	(2,300)	-9.5%

Income before income tax expense	3,408	87	3,321	N/A
Income tax expense	1,388	52	1,336	N/A

Net income	2,020	35	1,985	N/A
Less: Net income attributable to noncontrolling interest	302	1	301	N/A

Net income attributable to JMP Group Inc.	$1,718	$34	$1,684	N/A

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009

Overview

Total net revenues after provision for loan losses increased $1.0 million, or 4.2%, from $24.2 million for the quarter ended March 31, 2009 to $25.2 million for the quarter ended March 31, 2010, driven by an increase in net interest income of $3.1 million and a decrease in provision for loan losses of $0.6 million, offset by a decrease in non-interest income of $2.7 million.

Non-interest revenues decreased $2.7 million, or 10.8%, primarily due to a $5.6 million decrease in asset management revenues, a $1.5 million decrease in principal transaction revenues and a $0.9 million decrease in brokerage revenues, offset by a $3.5 million increase in gain on sales and payoff of loans and a $1.4 million increase in investment banking revenues.

Net interest income increased $3.1 million, from $0.2 million for the quarter ended March 31, 2009 to $3.3 million for the same period in 2010. The increase was primarily due to the acquisition of Cratos which resulted in $3.3 million of net interest income recorded at JMP Credit.

Provision for loan losses decreased from $0.7 million for the quarter ended March 31, 2009 to $0.2 million for the quarter ended March 31, 2010 primarily due to a $0.7 million decrease in provision recorded against loans held for investment.

Total non-interest expenses decreased $2.3 million, or 9.5%, from $24.1 million for the quarter ended March 31, 2009 to $21.8 million for the quarter ended March 31, 2010, primarily due to a decrease in compensation and benefits of $3.3 million, offset by an increase in other expenses of $1.0 million.

Net income attributable to JMP Group Inc. increased $1.7 million from $33,945 for the quarter ended March 31, 2009 to $1.7 million for the quarter ended March 31, 2010, primarily as a result of the aforementioned increase in net revenues after provision for loan losses and decrease in non-interest expenses of $2.3 million, partially offset by an increase in income tax expense of $1.3 million.

Revenues

Investment Banking

Investment banking revenues increased $1.4 million, or 32.9%, from $4.1 million for the quarter ended March 31, 2009 to $5.5 million for the same period in 2010, and increased as a percentage of total net revenues after provision for loan losses from 17.0% to 21.7%, respectively. The increase in revenues reflects a higher level of activity in our public equity underwriting and private placement business, partially offset by decreased activity in our strategic advisory businesses. Public equity underwriting revenues increased by $1.6 million, from $1.1 million for the quarter ended March 31, 2009 to $2.7 million for the quarter ended March 31, 2010. We executed six public equity underwriting transactions in the quarter ended March 31, 2010 compared to two in the quarter ended March 31, 2009. We acted as a lead manager on one transaction in the quarter ended March 31, 2010 and none in the same period in 2009. Private placement revenues increased $0.1 million from $0.3 million for the quarter ended March 31, 2009 to $0.4 million for the quarter ended March 31, 2010. We executed one private placement transaction in both quarters ended March 31, 2010 and 2009. Our strategic advisory revenues decreased $0.3 million, or 11.9%, from $2.7 million for the quarter ended March 31, 2009 to $2.4 million for the quarter ended March 31, 2010. We executed three strategic advisory transactions in both quarters ended March 31, 2010 and 2009.

Brokerage Revenues

Brokerage revenues decreased from $8.5 million for the quarter ended March 31, 2009 to $7.7 million for the quarter ended March 31, 2010. The decrease was the result of lower gross commissions. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 35.3% for the quarter ended March 31, 2009 to 30.4% for the quarter ended March 31, 2010.

Asset Management Fees

Asset management fees decreased $5.6 million, or 65.9%, from $8.5 million for the quarter ended March 31, 2009 to $2.9 million for the quarter ended March 31, 2010. Asset management fees include base management fees and incentive fees for our funds under management. Base management fees increased from $2.0 million for the quarter ended March 31, 2009 to $2.3 million for the same period in 2010. Incentive fees decreased from $6.5 million for the quarter ended March 31, 2009 to $0.6 million for the same period in 2010. The increase in base management fees was the result of an increase in client assets under management from $502.0 million as of March 31, 2009 to $568.8 million as of March 31, 2010. The decrease in incentive fees reflects a decline of $6.4 million related to Harvest Small Cap Partners, partly offset by increased fees from NYMT and Harvest Opportunity Partners II. In addition, we earned a combined $0.2 million of incentive fees in the quarter ended March 31, 2010 from Harvest Global Select Partners and Harvest Diversified Partners, both of which were launched subsequent to the quarter ended March 31, 2009. As a percentage of total net revenues after provision for loan losses, asset management fees decreased from 35.0% for the quarter ended March 31, 2009 to 11.5% for the same period in 2010.

Principal Transactions

Principal transaction revenues decreased $1.5 million, or 50.8%, from $2.9 million for the quarter ended March 31, 2009 to $1.4 million for the same period in 2010. The decrease was primarily due to a decrease in revenues from our family of hedge funds and funds of funds from a gain of $2.9 million for the quarter ended March 31, 2009 to a loss of $0.1 million for the same period in 2010. The decrease in revenues from our family of hedge funds and funds of funds was partly offset by an increase in revenues from equity and other securities of $1.3 million and warrants and other investments of $0.3 million. The increase in equity and other security transaction revenues was primarily attributable to a $1.9 million increase in unrealized gain on our marketable equity securities from a loss of $1.1 million for the quarter ended March 31, 2009 to a gain of $0.8 million for the same period in 2010. In addition, unrealized gain on private equity securities increased from zero for the quarter ended March 31, 2009 to $0.4 million for the same period in 2010. These increases were partly offset by a decrease in unrealized gain on our convertible preferred security and equity security investments in NYMT from $1.2 million for the quarter ended March 31, 2009 to $0.2 million for the same period in 2010.

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans increased $3.5 million from zero for the quarter ended March 31, 2009 to $3.5 million for the same period in 2010, with all of the gain generated at JMP Credit. During the quarter ended March 31, 2010, 11 loans were sold or paid off, resulting in a total gain of $3.5 million. Of the total net gain of $3.5 million, $2.9 million was related to 10 loan payoffs, where the borrowers repaid the loans at a premium to our carrying value. The remaining $0.6 million was related to one loan which was sold at a premium to our carrying value. We expect further gains in future periods; however, these revenues are highly unpredictable as we are not actively marketing the loans collateralized by asset-backed securities for sale.

Net Dividend Income

Net dividend income increased $0.2 million or 41.9% from $0.4 million for the quarter ended March 31, 2009 to $0.6 million for the quarter ended March 31, 2010. The increase was primarily due to higher net dividends in our NYMT investment.

Other Income

Other income increased from $0.3 million for the quarter ended March 31, 2009 to $0.5 million for the quarter ended March 31, 2010. For the quarter ended March 31, 2009, other income was primarily comprised of revenues from fee sharing arrangements with, and fees earned to raise capital for, third-party investment partnerships or funds. For the quarter ended March 31, 2010, other income was comprised of the aforementioned revenues plus administrative agency fees at JMP Credit.

Interest Income

Interest income increased $11.3 million from $0.3 million for the quarter ended March 31, 2009 to $11.6 million for the same period in 2009. The increase was primarily due to the acquisition of Cratos which resulted in $11.5 million of interest income at JMP Credit for the quarter ended March 31, 2010.

At JMP Credit, total interest income of $11.5 million was mainly comprised of interest earned on our 122 performing loans of $5.2 million, amortization of purchase discounts and other deferred fees of $0.5 million and the non-cash amortization of the liquidity discounts on our loans of $5.8 million. The annualized weighted average interest rate on the loans was 5.11% with a spread to weighted average LIBOR of 4.85% for the quarter ended March 31, 2010. The Company did not recognize any interest income, other than the accretion of liquidity discounts, for 10 impaired loans with an aggregate weighted average loan balance of $71.3 million that were on non-accrual status during the quarter.

Interest Expense

Interest expense increased $8.1 million from $0.1 million for the quarter ended March 31, 2009 to $8.2 million for the same period in 2010. The increase was due to the acquisition of Cratos which resulted in $8.2 million of interest expense at JMP Credit.

At JMP Credit, interest expense of $8.2 million was comprised of interest expense on ABS issued of $1.1 million and non-cash amortization of the liquidity discount on the ABS issued of $7.1 million. The annualized weighted average cost of funds for the ABS issued during the quarter was 1.00% with a spread to weighted average LIBOR of 0.73%.

Provision for Loan Losses

Provision for loan losses decreased from $0.7 million for the quarter ended March 31, 2009 to $0.2 million for the same period in 2010. The decrease was primarily due to a decrease in provision against loans held for investment from $0.7 million for the quarter ended March 31, 2009 to zero for the quarter ended March 31, 2010, offset by an increase in provision against loans collateralizing ABS issued from zero for the quarter ended March 31, 2009 to $0.2 million for the quarter ended March 31, 2010. The provision against loans collateralizing ABS issued of $0.2 million was recorded as pooled reserve against performing loans that were purchased after the Cratos acquisition.

Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions as well as equity-based compensation to our employees and managing directors, decreased $3.3 million, or 17.4%, from $18.8 million for the quarter ended March 31, 2009 to $15.5 million for the quarter ended March 31, 2010.

Employee payroll, taxes and benefits, and consultant fees, increased $1.0 million, or 14.6%, from $7.3 million for the quarter ended March 31, 2009 to $8.3 million for the quarter ended March 31, 2010 due to headcount increases which were partly attributable to the acquisition of Cratos on April 7, 2009.

Performance-based bonus and commission decreased $3.9 million, or 38.1%, from $10.2 million for the quarter ended March 31, 2009 to $6.3 million for the quarter ended March 31, 2010 primarily due to lower asset management revenues in 2010. Asset management revenues decreased from $8.5 million for the quarter ended March 31, 2009 to $2.9 million for the same period in 2010. In particular, incentive fees, for which we accrue performance-based bonuses at a higher rate than other types of revenues, decreased from $6.5 million for the quarter ended March 31, 2009 to $0.6 million for the same period in 2010.

Equity-based compensation decreased $0.5 million, or 34.2%, from $1.4 million for the quarter ended March 31, 2009 to $0.9 million for the quarter ended March 31, 2010 primarily due the acceleration of the vesting of 1,295,000 restricted stock units (“RSUs”) on November 2, 2009 as well as the scheduled vesting of 25% of RSUs granted in connection with the initial public offering on May 10, 2009. As a result of the acceleration on November 2, 2009, the Company recognized $4.7 million of amortization expense from future periods in the year ended December 31, 2009, thus eliminating the amortization expense on those RSUs that would have been recognized in the future periods, including the quarter ended March 31, 2010. The total equity-based compensation expense for the quarter ended March 31, 2010 and 2009 included $0.7 million and $1.0 million, respectively, recognized for RSUs granted in connection with the initial public offering and $0.2 million and $0.4 million, respectively, recognized for RSUs granted after the initial public offering.

Compensation and benefits as a percentage of revenues decreased from 77.7% of total net revenues after provision for loan losses for the quarter ended March 31, 2009 to 61.5% for the same period in 2010. This was primarily due to a decrease in asset management incentive fees, for which we accrue performance-based bonuses at a higher rate than other types of revenues, from the quarter ended March 31, 2009 to the same period in 2010. Excluding expense from RSU’s granted in connection with the initial public offering of $1.0 million and $0.7 million for the quarters ended March 31, 2009 and 2010, respectively, compensation and benefits as a percentage of total net revenues after provision for loan losses decreased from 73.7% for the quarter ended March 31, 2009 to 58.9% for the same period in 2010.

Administration

Administration expenses decreased $0.1 million, or 8.8%, from $1.1 million for the quarter ended March 31, 2009 to $1.0 million for the quarter ended March 31, 2010. As a percentage of total net revenues after provision for loan losses, administration expense decreased from 4.6% of total net revenues after provision for loan losses for the quarter ended March 31, 2009 to 4.1% for the same period in 2010.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees increased $0.1 million, or 8.2%, from $1.3 million for the quarter ended March 31, 2009 to $1.4 million for the quarter ended March 31, 2010. The increase was primarily due to an increase in expenses related to trading systems and higher execution costs per share. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees increased from 5.2% for the quarter ended March 31, 2009 to 5.4% for the same period in 2010.

Other Expenses

Other expenses increased $1.0 million, or 33.3%, from $2.9 million for the quarter ended March 31, 2009 to $3.9 million for the quarter ended March 31, 2010. The increase was primarily due to an increase in travel and entertainment expense of $0.6 million, an increase in market data expense of $0.2 million and an increase in administrative expense related to the CLO at JMP Credit of $0.1 million. As a percentage of total net revenues after provision for loan losses, other expenses increased from 12.1% for the quarter ended March 31, 2009 to 15.5% for the same period in 2010.

Net Income (Loss) Attributable to Noncontrolling Interest

         Net income attributable to noncontrolling interest increased $0.3 million from net loss of $1 thousand for the three months ended March 31, 2009 to $0.3 million for the three months ended March 31, 2010. Noncontrolling interest for the three months ended March 31, 2010 includes the interest of third parties in JMP Credit and HMOP, majority-owned subsidiaries consolidated on our books. Noncontrolling interest for the three months ended March 31, 2009 relates to the interest of third parties in Opportunity Acquisition Corp. (“SPAC”). SPAC was liquidated on December 31, 2009. Because of the limited partners’ substantive kick-out rights, HMOP was not consolidated from January 2, 2009 through April 30, 2009. During the quarter ended June 30, 2009, several non-affiliated limited partners redeemed their interest in HMOP, and the remaining limited partners were no longer deemed to have substantive kick-out rights. As a result, the Company consolidated HMOP in its consolidated financial statements effective May 1, 2009.

Provision for Income Taxes

For the three months ended March 31, 2010 and 2009, we recorded tax expense of $1.4 million and $0.1 million, respectively. The effective tax rate for the three months ended March 31, 2010 and 2009 was 40.7% and 60.7%, respectively.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital and liquidity for the three months ended March 31, 2010 to demonstrate where our capital is invested and the financial condition of the Company.

As of March 31, 2010, we had net liquid assets of $72.6 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, note payable and noncontrolling interest. We had an undrawn $18.9 million revolving line of credit with City National Bank (the “Lender”) at March 31, 2010.

Prior to our initial public offering, we satisfied our capital and liquidity requirements primarily through member contributions from our managing directors and internally generated cash from operations. Since our initial public offering, we have satisfied our capital and liquidity requirements primarily through the net proceeds from the initial public offering and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. At March 31, 2010 and December 31, 2009, the Company had Level 3 assets (assets whose fair value was determined using unobservable inputs that are not corroborated by market data) of $24.1 million and $23.9 million, respectively, which represented 4.3% and 4.2% of total assets, respectively.

On April 7, 2009, we invested $4.0 million of cash and granted $3.0 million original par amount, with a $2.3 million estimated fair value, of contingent consideration (a zero coupon note) to acquire 100% of the membership interests and net assets of $7.5 million of Cratos. As we own 100% of the subordinated securities of the CLO, in accordance with the authoritative guidance under GAAP on accounting for consolidation of variable interest entities, we are the primary beneficiary and are required to consolidate all of the assets and liabilities of the CLO securitization structure even though it is a bankruptcy remote entity with no recourse to us.

Our maximum exposure to loss of capital on the Cratos acquisition is the original April 7, 2009 investment of $4.0 million plus the $1.8 million paid to repurchase the contingent consideration, plus any earnings related to JMP Credit since the acquisition date. However, for U.S. federal tax purposes, the CLO is treated as a disregarded entity such that the taxable income earned in the CLO is taxable to us. If the CLO is in violation of certain coverage tests, mainly any of its overcollateralization ratios, residual cash flows otherwise payable to us as owners of the subordinated notes would be required to be used to buy additional collateral or repay indebtedness senior to us in the securitization. This could require us to pay income tax on earnings prior to the residual cash flow distributions to us.

The CLO must comply with certain asset coverage tests, such as tests that restrict the amount of discounted obligations and obligations rated “CCC” or lower it can hold. During any time the CLO exceeds such a limit, our ability, as CLO manager, to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, defaulted obligations, discounted assets (those purchased below 85% of their par value) and assets rated “CCC” or lower in excess of applicable limits in the CLO’s investment criteria are not given full par credit for purposes of calculation of the CLO overcollateralization (“OC”) tests. Even though we believe it will be in compliance with all OC tests on the upcoming determination date in May 2010, on the quarterly determination dates in August 2009, November 2009 and February 2010, the CLO was in violation of its Class E OC test. In order to remedy the deficiency, we were required to use $10.2 million of the CLO’s residual cash flows to pay down Class A note holders, rather than distribute the funds to us as owners of the CLO’s subordinated notes. If the CLO continues to violate the Class E test, or any more senior tests, we will continue paying down the most senior notes with the residual cash flows until the violation is cured. In the most extreme case, if the CLO were in violation of the most senior OC test, the Class A note holders would have the ability to declare an event of default and cause an acceleration all principal and interest outstanding on the notes.

For financial reporting purposes, the loans and asset-backed securities are consolidated on our balance sheet. The loans are reported at their cost adjusted for amortization of liquidity discount and credit reserves, both of which were recorded at the Cratos acquisition date, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discount only. At March 31, 2010, we had $344.0 million of loans collateralizing asset-backed securities, net, $24.0 million of restricted cash and $1.0 million of interest receivable funded by $330.2 million of asset-backed securities issued, net, and interest payable of $0.5 million. These assets and liabilities represented 66.9% of total assets and 78.2% of total liabilities respectively, reported on our consolidated statement of financial condition at March 31, 2010.

The tables below summarize the loans held by the CLO grouped by range of outstanding balance, industry and Moody’s Investors Services, Inc. rating category as of March 31, 2010.

(Dollars in thousands)	As of March 31, 2010
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal
$0 - $500	8	12/2011 - 03/2017	$3,551
$501 - $2,000	21	12/2012 - 03/2017	29,553
$2,001 - $5,000	61	05/2011 - 04/2016	219,332
$5,001 - $10,000	26	08/2011 - 02/2015	185,940
+$10,001	3	12/2009 - 10/2012	33,350

Total	119		$471,726

(Dollars in thousands)	As of March 31, 2010
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Healthcare, Education & Childcare	13	$52,739	11.2%
Personal, Food & Misc Services	7	43,108	9.1%
Electronics	8	30,413	6.4%
Beverage, Food & Tobacco	7	28,973	6.1%
Printing & Publishing	5	24,251	5.1%
Hotels, Motels, Inns and Gaming	5	23,010	4.9%
Telecommunications	8	22,887	4.9%
Retail Store	6	21,675	4.6%
Personal & Non-Durable Consumer Products	5	20,368	4.3%
Chemicals, Plastics and Rubber	6	20,204	4.3%
Aerospace & Defense	6	20,054	4.3%
Utilities	5	15,633	3.3%
Broadcasting & Entertainment	3	14,631	3.1%
Insurance	2	14,502	3.1%
Cargo Transport	2	13,802	2.9%
Diversified/Conglomerate Service	2	13,615	2.9%
Finance	4	13,155	2.8%
Leisure, Amusement, Motion Pictures & Entertainment	4	12,497	2.6%
Ecological	4	11,716	2.5%
Farming & Agriculture	1	9,675	2.1%
Machinery (Non-Agriculture, Non-Construction & Non-Electronic)	2	8,774	1.9%
Oil and Gas	1	7,119	1.5%
Personal Transportation	2	6,373	1.4%
Diversified/Conglomerate Mfg	2	6,199	1.3%
Other	9	16,353	3.5%

Total	119	$471,726	100.0%

(Dollars in thousands)	As of March 31, 2010
Moody’s Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
Baa3	3	$11,924	2.5%
Ba1	8	22,601	4.8%
Ba2	11	37,700	8.0%
Ba3	17	52,298	11.1%
B1	22	57,237	12.1%
B2	28	107,165	22.7%
B3	18	101,619	21.5%
Caa1	5	24,459	5.2%
Caa2	5	45,712	9.7%
Caa3	1	385	0.1%
Ca	1	10,626	2.3%

Total	119	$471,726	100.0%

The timing of bonus compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees and managing directors are generally paid semi-monthly during the year, bonus compensation, which makes up a larger portion of total compensation, is generally paid once a year during the first two months of the following year. In February 2010, we paid out $38.7 million of cash bonuses for 2009, excluding employer payroll tax expense.

The Company currently intends to declare quarterly cash dividends on all outstanding shares of common stock. The Company currently does not plan to pay dividends on unvested shares of restricted stock. In March 2010, the Company’s board of directors declared a quarterly cash dividend of $0.01 per share of common stock which the Company paid in April 2010, for the fourth quarter of 2009.

During the three months ended March 31, 2010, the Company repurchased 98,428 shares of the Company’s common stock at an average price of $8.03 per share for an aggregate purchase price of $0.8 million. The repurchases made during the year ended March 31, 2010 included 689,428 shares deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company.

We had total restricted cash of $37.2 million comprised primarily of $24.0 million of restricted cash at JMP Credit on March 31, 2010. This balance was comprised of $3.6 million in interest received from loans in the CLO and $20.4 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLO. The principal restricted cash will be used to buy additional loans or pay down CLO notes.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule. We use the basic method permitted by the Uniform Net Capital Rule to compute net capital, which generally requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of $17.2 million and $45.3 million, which were $15.4 million and $43.7 million in excess of the required net capital of $1.8 million and $1.6 million at March 31, 2010 and December 31, 2009, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.60 to 1 and 0.26 to 1 at March 31, 2010 and December 31, 2010, respectively.

A condensed table of cash flows for the three months ended March 31, 2010 and 2009 is presented below.

(Dollars in thousands)	Three Months Ended March 31,		Change from 2009 to 2010
	2010	2009	$	%
Cash flows used in operations	$(51,926)	$(10,845)	$(41,081)	-378.8%
Cash flows provided by (used in) investing activities	8,529	(3,003)	11,532	N/A
Cash flows (used in) provided by financing activities	(4,580)	1,199	(5,779)	N/A

Total cash flows	$(47,977)	$(12,649)	$(35,328)	-279.3%

(Dollars in thousands)	Three Months Ended March 31,		Change from 2008 to 2009
	2009	2008	$	%
Cash flows used in operations	$(10,845)	$(16,082)	$5,237	32.6%
Cash flows used in investing activities	(3,003)	(19,013)	16,010	84.2%
Cash flows provided by financing activities	1,199	4,201	(3,002)	-71.5%

Total cash flows	$(12,649)	$(30,894)	$18,245	59.1%

Cash Flows for the Three Months Ended March 31, 2010

Cash decreased by $48.0 million during the three months ended March 31, 2010, primarily as a result of cash used in operating activities.

Our operating activities used $51.9 million of cash from the net income of $2.0 million adjusted for the cash used in the change in operating assets and liabilities of $52.9 million, partly offset by non-cash revenue and expense items of $1.0 million. The decrease in cash from the change in operating assets and liabilities was primarily related to the bonus payout of $38.7 million. The non-cash revenue and expense items included gain on sale and payoff of loans of $3.5 million and net accretion expense of liquidity discount of $1.2 million.

Our investing activities provided $8.5 million of cash, which primarily due to cash provided by sales and payoff of loans collateralizing ABS of $34.2 million, repayments on loans collateralizing ABS of $26.9 million, net change in restricted cash reserved for lending activities of $10.6 million and sales of other investments of $21.3 million, offset by cash used in funding of loans collateralizing ABS of $67.5 million and purchases of other investments of $16.7 million.

Our financing activities used $4.6 million of cash primarily due to repayment of asset- backed securities issued of $3.5 million and repurchase of our common stock for treasury of $0.8 million.

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

Our investing activities used $3.0 million, which consisted mostly of $0.3 million of net purchases of other investments and $2.7 million in cash reduction attributable to the transfer of assets and liabilities from JMPRT, a consolidated subsidiary, to HMOP, a nonconsolidated hedge fund. During the three months ended March 31, 2009, we invested $2.0 million in HuaMei and $2.0 million in a mortgage fund as a limited partner and redeemed $3.8 million of our investment in the hedge funds managed by HCS.

Our financing activities provided $1.2 million of cash primarily due to a draw down on our revolving note with City National Bank of $2.1 million in the three months of 2009, offset by a repayment of term note payable of $0.4 million, our cash dividends paid to stockholders of $0.2 million and the repurchases of our common shares for treasury of $0.3 million.

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

In connection with the CLO, the Company had unfunded commitments to lend of $3.4 million and standby letters of credit of $0.7 million as of March 31, 2010.

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

We had no other material off-balance sheet arrangements as of March 31, 2010. However, as described below under “Qualitative and Quantitative Disclosures About Market Risk—Credit Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Using the foregoing criteria, we consider the following to be our critical accounting policies:

Valuation of Financial Instruments

The Company adopted the amended accounting principles related to fair value measurements as of January 1, 2008, which establishes a consistent framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures with respect to fair value measurements. The amended accounting principles related to fair value measurement apply to all financial instruments that are being measured and reported on a fair value basis. This includes those items currently reported in marketable securities owned, at fair value, other investments and marketable securities sold, not yet purchased, at fair value on the consolidated statements of financial condition. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

During the quarter ended March 31, 2010, the Company recorded unrealized gain of $0.2 million on the above investments in NYMT primarily in response to the improved performance of NYMT’s stock during the period.

In certain cases, we may continue to apply the equity method of accounting to those investments which are strategic in nature or are closely related to our principal business activities, where we have a significant degree of involvement in the cash flows or operations of the investee.

Asset Management Investment Partnerships

Investments in partnerships include our general partnership interests in investment partnerships. Such investments are held by our asset management subsidiary and are accounted for under the equity method based on our proportionate share of the earnings (or losses) of the investment partnership. In accordance with the AICPA Audit and Accounting Guide for investment companies, these interests are carried at estimated fair value based on our capital accounts in the underlying partnerships. The net assets of the investment partnerships consist primarily of investments in marketable and non-marketable securities. The underlying investments held by such partnerships are valued based on quoted market prices or estimated fair value if there is no public market. Such estimates of fair value of the partnerships’ non-marketable investments are ultimately determined by our affiliate in its capacity as general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Adjustments to carrying value are made, as required by GAAP, if there are third-party transactions evidencing a change in value. Downward adjustments are also made, in the absence of third-party transactions, if the general partner determines that the expected realizable value of the investment is less than the carrying value.

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

Loans Collateralizing Asset-backed Securities Issued

Loans collateralizing asset-backed securities issued are commercial loans securitized and owned at the CLO. The loans consist of those loans within the CLO securitization structure at the acquisition date of Cratos and loans purchased or originated into the CLO subsequent to the Cratos acquisition date.

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

Asset-backed Securities Issued

Asset-backed securities issued (ABS) were issued to third parties from the CLO securitization structure which the Company consolidates for financial reporting purposes as of the April 7, 2009 acquisition date. At the acquisition date, the ABS were recorded at fair value with a liquidity discount from the principal balance outstanding to the fair value recorded. The liquidity discount is amortized into interest expense over the maturity of the ABS using the interest method.

Legal and Other Contingent Liabilities

We are involved in various pending and potential complaints, arbitrations, legal actions, investigations and proceedings related to our business from time to time. Some of these matters involve claims for substantial amounts, including claims for punitive and other special damages. The number of complaints, legal actions, investigations and regulatory proceedings against financial institutions like us has been increasing in recent years. We have, after consultation with counsel and consideration of facts currently known by management, recorded estimated losses in accordance with ASC 450-10 Accounting for Contingencies, to the extent that a claim may result in a probable loss and the amount of the loss can be reasonably estimated. The determination of these reserve amounts requires significant judgment on the part of management and our ultimate liabilities may be materially different. In making these determinations, management considers many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of successful defense against the claim and the potential for, and magnitude of, damages or settlements from such pending and potential complaints, legal actions, arbitrations, investigations and proceedings, and fines and penalties or orders from regulatory agencies.

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

         Our management, with the participation of the Chairman and Chief Executive Officer and the Chief Financial Officer, has evaluated our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors included in our December 31, 2009 annual report on Form 10-K continue to apply to us, and describe risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. There have not been any material changes from the risk factors previously described in our December 31, 2009 annual report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2010.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2010 to January 31, 2010	42,149	(2)	$7.78	42,149	644,845
February 1, 2010 to February 28, 2010	56,279	(2)	$8.21	56,279	588,566
March 1, 2010 to March 31, 2010	—		$—	—	588,566

Total	98,428			98,428

(1)	A 1.5 million share repurchase program authorized in August and November 2007 was fully executed as of January 18, 2008. On March 10, 2008 and March 3, 2009, the Company’s board of directors authorized the repurchase of an additional 2.0 million shares during the subsequent eighteen months and the repurchase of an additional 0.5 million shares during the subsequent twelve months, respectively.
(2)	For certain restricted stock units, the number of shares issued upon settlement of the restricted stock units was net of the statutory tax withholding requirements that we paid on behalf of our employees. The total number of shares purchased during the three months ended March 31, 2010 represents the net shares that were not issued to employees in connection with the settlement of restricted stock units, and therefore such shares were deemed to have been purchased by the Company.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2010

JMP Group Inc.

By:	/s/ JOSEPH A. JOLSON
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ RAYMOND S. JACKSON
Name:	Raymond S. Jackson
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.13.6	Form of Restricted Stock Unit Award Agreement

10.14	Summary of Compensation Arrangements with Executive Officers

10.17	Amendment Number Four to Credit Agreement (CNB)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.