Form 10-Q
period 2010-06-30
JMP Group Inc.
filed 2010-08-04
CIK 1383803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of July 31, 2010 was 21,314,435.

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

JMP Group Inc.

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$42,598	$75,680
Restricted cash and deposits (includes cash on deposit with clearing broker of $255 at June 30, 2010 and December 31, 2009)	48,463	36,628
Receivable from clearing broker	1,568	1,609
Investment banking fees receivable, net of allowance for doubtful accounts of $0 at June 30, 2010 and December 31, 2009	6,274	2,706
Marketable securities owned, at fair value	15,136	5,899
Incentive fee receivable	644	2,631
Other investments (of which $52,592 and $57,190 at fair value at June 30, 2010 and December 31, 2009, respectively)	57,171	59,190
Loans held for investment, net of allowance for loan losses	1,692	1,592
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	357,786	327,967
Interest receivable	1,000	1,046
Fixed assets, net	1,649	1,345
Deferred tax assets	41,994	51,499
Other assets	4,861	6,929

Total assets	$580,836	$574,721

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$9,908	$1,047
Accrued compensation	16,279	43,026
Asset-backed securities issued	337,138	326,632
Interest payable	631	525
Note payable	13,177	9,045
Deferred tax liability	42,516	48,220
Other liabilities	29,646	20,575

Total liabilities	449,295	449,070

Commitments and Contingencies
JMP Group Inc. Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,069,741 shares issued at June 30, 2010 and December 31, 2009; 21,482,221 and 21,533,583 shares outstanding at June 30, 2010 and December 31, 2009, respectively	22	22
Additional paid-in capital	122,982	126,125
Treasury stock, at cost, 587,520 and 536,158 shares at June 30, 2010 and December 31, 2009, respectively	(3,931)	(4,360)
Retained earnings (accumulated deficit)	2,203	(1,152)

Total JMP Group Inc. stockholders’ equity	121,276	120,635
Non controlling Interest	10,265	5,016

Total equity	131,541	125,651

Total liabilities and equity	$580,836	$574,721

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Investment banking	$10,635	$10,598	$16,104	$14,713
Brokerage	7,690	9,358	15,360	17,897
Asset management fees	3,142	4,033	6,033	12,499
Principal transactions	411	6,533	1,833	9,423
Gain on sale and payoff of loans	15,762	4,844	19,242	4,844
Gain on repurchase of asset-backed securities issued	—	108	—	108
Gain on bargain purchase	—	1,179	—	1,179
Net dividend income	499	651	1,115	1,084
Other income	305	660	801	928

Non-interest revenues	38,444	37,964	60,488	62,675

Interest income	13,003	11,667	24,581	11,958
Interest expense	(8,310)	(8,899)	(16,550)	(8,980)

Net interest income	4,693	2,768	8,031	2,978

Provision for loan losses	(291)	(3,257)	(455)	(3,982)

Total net revenues after provision for loan losses	42,846	37,475	68,064	61,671

Non-interest Expenses
Compensation and benefits	30,592	22,740	46,112	41,541
Administration	1,974	1,322	2,995	2,443
Brokerage, clearing and exchange fees	1,223	1,490	2,574	2,740
Travel and business development	1,001	716	1,921	1,053
Communications and technology	1,073	955	2,146	1,818
Occupancy	671	597	1,322	1,178
Professional fees	813	928	1,788	1,884
Depreciation	169	207	337	403
Other	214	159	344	163

Total non-interest expenses	37,730	29,114	59,539	53,223

Income before income tax expense	5,116	8,361	8,525	8,448
Income tax expense	2,133	3,560	3,522	3,612

Net income	2,983	4,801	5,003	4,836
Less: Net income attributable to noncontrolling interest	798	515	1,100	516

Net income attributable to JMP Group Inc.	$2,185	$4,286	$3,903	$4,320

Net income attributable to JMP Group Inc. per common share:
Basic	$0.10	$0.21	$0.18	$0.21
Diluted	$0.10	$0.20	$0.17	$0.20
Dividends declared per common share	$0.015	$0.01	$0.025	$0.02
Weighted average common shares outstanding:
Basic	21,654	20,643	21,633	20,572
Diluted	22,295	21,323	22,378	21,167

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

(In thousands)

	JMP Group Inc. Stockholders’ Equity
	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, December 31, 2009	22,070	$22	$(4,360)	$126,125	$(1,152)	$5,016	$125,651
Net income	—	—	—	—	3,903	1,100	5,003
Additional paid-in capital - stock-based compensation	—	—	—	(3,686)	—	—	(3,686)
Additional paid-in capital - excess tax benefit related to stock-based compensation	—	—	—	(279)	—	—	(279)
Cash dividends paid to shareholders	—	—	—	—	(547)	—	(547)
Purchases of shares of common stock for treasury	—	—	(7,242)	—	—	—	(7,242)
Reissuance of shares of common stock from treasury	—	—	7,671	822	(1)	—	8,492
Sale of subsidiary shares to noncontrolling interest holders	—	—	—	—	—	4,149	4,149

Balance, June 30, 2010	22,070	$22	$(3,931)	$122,982	$2,203	$10,265	$131,541

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$5,003	$4,836
Adjustments to reconcile net income to net cash (used in) provided by in operating activities:
Provision for loan losses	455	3,982
Accretion of deferred loan fees	(745)	(190)
Amortization of liquidity discount, net	686	518
Gain on sale and payoff of loans	(19,242)	(4,844)
Gain on repurchase of asset-backed securities issued	—	(108)
Change in other investments:
Fair value	(1,002)	(6,372)
Incentive fees reinvested in general partnership interests	(530)	(4,232)
Depreciation and amortization of fixed assets	337	404
Stock-based compensation expense	2,317	2,647
Deferred income taxes	3,801	3,168
Gain on bargain purchase	—	(1,179)
Net change in operating assets and liabilities:
Decrease (increase) in interest receivable	46	(746)
Increase in receivables	(1,540)	(7,852)
Increase in marketable securities	(9,237)	(391)
(Increase) decrease in restricted cash (excluding restricted cash reserved for lending activities), deposits and other assets	(7,584)	4,919
Decrease in marketable securities sold, but not yet purchased	8,861	2,103
Increase (decrease) in interest payable	106	(378)
(Decrease) increase in accrued compensation and other liabilities	(15,187)	2,027

Net cash used in operating activities	(33,455)	(1,688)

Cash flows from investing activities:
Purchases of fixed assets	(641)	(158)
Investment in subsidiary	—	(2,090)
Purchases of other investments	(20,573)	(7,413)
Sales of other investments	25,150	4,940
Funding of loans collateralizing asset-backed securities issued	(164,579)	(50,191)
Funding of loans held for investment	(250)	—
Sale and payoff of loans collateralizing asset-backed securities issued	120,530	18,614
Principal payments on loans collateralizing asset-backed securities issued	47,057	12,874
Principal payments on loans held for investment	150	113
Net change in restricted cash reserved for lending activities	(3,209)	17,748
Cash associated with consolidation / deconsolidation of subsidiaries	—	902

Net cash provided by (used in) investing activities	3,635	(4,661)

Cash flows from financing activities:
Proceeds from issuance of note payable	5,000	6,100
Repayment of note payable	(868)	(4,967)
Sale of asset-back securities issued	—	996
Repurchase of asset-backed securities issued	—	(59)
Repayment of asset-backed securities issued	(3,475)	—
Cash dividends paid to stockholders	(547)	(413)
Purchases of shares of common stock for treasury	(7,242)	(1,106)
Capital contributions of noncontrolling interest members and shareholders	4,149	250
Excess tax benefit related to stock-based compensation	(279)	—

Net cash (used in) provided by financing activities	(3,262)	801

Net decrease in cash and cash equivalents	(33,082)	(5,548)
Cash and cash equivalents, beginning of period	75,680	46,262

Cash and cash equivalents, end of period	$42,598	$40,714

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,461	$2,631
Cash paid during the period for taxes	$1,376	$730

Non-cash investing and financing activities:
Reissuance of shares of common stock from treasury related to vesting of restricted stock units	$4,889	$1,534
Fair value of noncash assets acquired in the Cratos acquisition	$—	$376,372
Fair value of noncash liabilities assumed in the Cratos acquisition	$—	$370,776

See accompanying notes to consolidated financial statements.

JMP GROUP INC.

Notes to Consolidated Financial Statements

June 30, 2010

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

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities and HCS, the indirectly majority-owned subsidiaries, JMP Credit (effective April 7, 2009) and Harvest Mortgage Opportunities Partners (“HMOP”) (effective May 1, 2009), the indirectly wholly-owned subsidiary, JMP Capital, and the partially-owned subsidiaries, JMP Realty Trust (“JMPRT”) (through January 1, 2009), Opportunity Acquisition Corp. (through December 31, 2009), a special purpose acquisition corporation, or “SPAC”, formed for the purpose of acquiring one or more businesses through a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination and Harvest Growth Capital LLC (“HGC”) (effective April 1, 2010). The Company was the sponsor of the SPAC. The SPAC was liquidated on December 31, 2009 with no distribution of assets to the Company or noncontrolling interest holders due to its accumulated loss. All material intercompany accounts and transactions have been eliminated in consolidation.

The Company follows the authoritative accounting guidance for the consolidation of variable interest entities (“VIEs”). Such guidance applies to VIEs, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. When the Company enters into a transaction with a VIE, the Company determines if it is the primary beneficiary of the VIE by performing a qualitative analysis of the VIE that includes a review of, among other factors, its capital structure, contractual terms, related party relationships, the Company’s fee arrangements and the design of the VIE. The Company performed this analysis for Cratos and concluded that the CLO managed by Cratos is a VIE and that JMP Credit, which owns 100% of the subordinated notes in the CLO, is deemed the primary beneficiary. As a result, the Company consolidates the assets and liabilities of the CLO securitization entity, and the underlying loans owned by the CLO entity are shown on our consolidated statements of financial condition under loans collateralizing asset-backed securities issued and the asset-backed securities (“ABS”) issued to third parties are shown under asset-backed securities issued.

HCS currently manages several asset management funds, which are structured as limited partnerships, and is the general partner of each. In assessing whether or not to consolidate these funds, the Company follows the accounting guidance on determining whether a general partner controls a limited partnership. Such guidance provides that the presumption that the general partner controls the limited partnership may be overcome if the limited partners have substantive kick-out rights. Except for HMOP and HGC, the partnership agreements for these funds provide for the right of the limited partners to remove the general partners by a simple majority vote of the non-affiliated limited partners. Because of these substantive kick-out rights, the Company, as the general partner, does not control these funds, and therefore does not consolidate them except for HMOP and HGC. The Company accounts for its investments in these funds under the equity method of accounting. As further discussed in Note 3 Recent Accounting Pronouncements, in December 2009, the accounting guidance on consolidation was amended to improve the financial reporting by entities involved in VIEs. In February 2010, the consolidation requirements under the amended accounting guidance were indefinitely deferred for a reporting entity’s interest in entities that have the attributes of an investment company or for which it is industry practice to apply the specialized industry accounting guidance for investment companies. The Company’s investments in the above asset management funds qualify for the deferral, and therefore the new consolidation requirements did not impact our accounting for these funds. If the deferral were to be removed, the Company would be required to evaluate these funds under the new accounting guidance, and based on such evaluation, some if not all of the funds may require consolidation.

Noncontrolling interest on the consolidated statements of financial condition at June 30, 2010 and December 31, 2009 relates to the interest of third parties in JMP Credit and HMOP (indirectly majority-owned subsidiaries) and HGC, an indirectly minority-owned subsidiary, all consolidated in our financial statements.

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

On July 31, 2009, JMP Capital received 100% of the membership interest in LSC III, LLC (“LSC”) in full satisfaction of a $2.4 million non-revolving credit note. LSC is an investment partnership and owns shares of common and preferred stock of two privately-held companies. LSC subsequently changed its name to Harvest Growth Capital LLC (“HGC”) and amended its limited liability company agreement. Under the amended agreement, HGC appointed HCS as the manager, accepted new members and launched on April 1, 2010 as a new private equity fund. JMP Capital retained an interest in one privately-held company which was valued at $0.6 million as of April 1, 2010. The members of HGC do not have substantive kick-out rights to remove HCS as manager and therefore HCS is deemed to control HGC. As a result, the Company consolidates HGC in its consolidated financial statements.

On January 18, 2008, JMP Group Inc. and certain unconsolidated affiliates made an investment in convertible preferred stock of New York Mortgage Trust, Inc. (“NYMT”), a publicly traded real estate investment trust engaged in the investment management of mortgage-backed securities and high credit quality residential adjustable rate mortgage loans. Such investment by JMP Group Inc. and affiliated entities was $20.0 million in total, comprised of $5.0 million by JMP Group Inc., $5.0 million by certain funds managed by HCS, and $10.0 million by JMPRT. JMPRT’s investment in NYMT was transferred to HMOP on January 2, 2009. In addition, JMP Group Inc. invested $4.5 million in the common stock of NYMT on February 14, 2008 via a private investment in public equity (“PIPE”) transaction. At June 30, 2010, JMP Group Inc. owned approximately 6.3% of NYMT’s common stock. In addition, JMP Group Inc. and affiliated entities collectively owned 1.0 million shares of NYMT’s Series A Preferred Stock at June 30, 2010. The Series A Preferred Stock is convertible into shares of NYMT’s common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 1 / 2 ) shares of common stock for each share of Series A Preferred Stock. The Series A Preferred Stock matures on December 31, 2010, at which time any outstanding shares must be redeemed by NYMT at the $20.00 per share liquidation preference. Because of its current ownership and management position, the Company does not consolidate NYMT. The Company accounts for its investment in NYMT using the fair value option. See Note 22 for the summarized financial information of NYMT.

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

Revenue Recognition

Investment banking revenues

Investment banking revenues consist of underwriting revenues, strategic advisory revenues and private placement fees, and are recorded when the underlying transaction is completed under the terms of the relevant agreement. Underwriting revenues arise from securities offerings in which the Company acts as an underwriter and include management fees, selling concessions and underwriting fees, net of related syndicate expenses. Management fees and selling concessions are recorded on the trade date, which is typically the day of pricing an offering (or the following day) and underwriting fees, net of related syndicate expenses, at the time the underwriting is completed and the related income is reasonably determinable. For these transactions, management estimates the Company’s share of the transaction-related expenses incurred by the syndicate, and recognizes revenues net of such expense. On final settlement, typically 90 days from the trade date of the transaction, these amounts are adjusted to reflect the actual transaction-related expenses and the resulting underwriting fee. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. If management determines that a transaction is likely not to be completed, deferred expenses related to that transaction are expensed at that time. In connection with some underwritten transactions, the Company may hold in inventory, for a period of time, equity positions to facilitate the completion of the underwritten transactions. Realized and unrealized net gains and losses on these positions are recorded within investment banking revenues. Strategic advisory revenues primarily include success fees on closed merger and acquisition transactions, as well as retainer fees, earned in connection with advising on both buyers’ and sellers’ transactions. Fees are also earned for related advisory work and other services such as providing fairness opinions and valuation analyses. Strategic advisory revenues are recorded when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially complete, the fees are determinable and collection is reasonably assured. Private placement fees are related to non-underwritten transactions such as private placements of equity securities, private investments in public equity (“PIPE”), Rule 144A private offerings and trust preferred securities offerings and are recorded on the closing date of the transaction. Unreimbursed expenses associated with strategic advisory and private placement transactions, net of client reimbursements, are recorded in the Consolidated Statements of Operations within various expense captions other than compensation expense.

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

Asset Management Fees

Asset management fees consist of base management fees and incentive fees. The Company recognizes base management fees on a monthly basis over the period in which the investment services are performed. Base management fees earned by the Company are generally based on the fair value of assets under management and the fee schedule for each fund and account. Base management fees are calculated at the investor level using their quarter-beginning capital balance adjusted for any contributions or withdrawals. Base management fees for private equity funds are calculated at the investor level using their aggregate capital commitments during the commitment period, which is generally three years from first closing, and on invested capital following the commitment period. The Company also earns incentive fees that are based upon the performance of investment funds and accounts. Such fees are either a specified percentage of the total investment return of a fund or account or a percentage of the excess of an investment return over a specified highwater mark or hurdle rate over a defined performance period. For most funds, the highwater mark is calculated using the greatest value of a partner’s capital account as of the end of any performance period, increased for contributions and decreased for withdrawals. Incentive fees are recognized as revenue at the end of the specified performance period. The performance period used to determine the incentive fee is quarterly for the hedge funds, HMOP and NYMT, and annually for the funds of hedge funds managed by HCS. Generally the incentive fees are reinvested in the investment funds in which we hold a general partner investment. The incentive fees are not subject to any contingent repayments to investors or any other clawback arrangements. Incentive fees for private equity funds are based on a specified percentage of realized gains from the disposition of each portfolio investment in which each investor participates, and are earned by the Company after returning contributions by the investors for that portfolio investment and for all other portfolio investments in which each such investor participates that have been disposed of at the time of distribution.

Principal transactions

Principal transaction revenues include realized and unrealized net gains and losses resulting from our principal investments in equity and other securities for the Company’s account and in equity-linked warrants received from certain investment banking assignments, as well as limited partner investments in private funds managed by third parties, our investment in NYMT and interest rate cap (see Note 8). Principal transaction revenues also include earnings (or losses) attributable to investment partnership interests held by our asset management subsidiary, HCS, which are accounted for using the equity method of accounting.

The Company’s principal transaction revenues for these categories for the three and six months ended June 30, 2010 and 2009 are as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Equity and other securities	$(50)	$4,431	$1,295	$4,496
Warrants and other investments	(43)	5	174	(75)
Investment partnerships	504	2,097	364	5,002

Total principal transaction revenues	$411	$6,533	$1,833	$9,423

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

Restricted cash consisted of the following at June 30, 2010 and December 31, 2009:

(In thousands)	June 30, 2010	December 31, 2009
Principal and interest payments held as collateral for asset-backed securities issued	$37,416	$33,349
Cash collateral supporting standby letters of credit	248	1,340
Proceeds from short sales	9,908	1,047
Deposit with clearing broker	255	255
Deposits for operating leases	636	637

	$48,463	$36,628

Receivable from Clearing Broker

The Company clears customer transactions through another broker-dealer on a fully disclosed basis. At both June 30, 2010 and December 31, 2009, the receivable from clearing broker consisted solely of commissions related to securities transactions.

Investment Banking Fees Receivable

Investment banking fees receivable include receivables relating to the Company’s investment banking or advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis. The allowance for doubtful accounts related to investment banking fee receivable was zero at both June 30, 2010 and December 31, 2009.

Fair Value of Financial Instruments

The Company adopted amended accounting principles related to fair value measurements as of January 1, 2008. The amendment establishes a consistent framework for measuring fair value in accordance with GAAP and expands disclosures with respect to fair value measurements. The amendment applies to all financial instruments that are being measured and reported on a fair value basis. This includes those items currently reported in marketable securities owned, at fair value, other investments and marketable securities sold, not yet purchased, at fair value on the consolidated statements of financial condition. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 4 of the Notes to the consolidated financial statements for the disclosures related to the fair value of our marketable securities and other investments.

Most of the Company’s financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment, asset-backed securities issued and investment in HuaMei Capital Company, Inc., Sanctuary Wealth Services LLC, and Princeton Advisory Group, Inc. are recorded at fair value or amounts that approximate fair value. See Note 4 for the description of our investments in HuaMei Capital Company, Inc., Sanctuary Wealth Services LLC and Princeton Advisory Group, Inc.

Marketable securities owned, other investments (excluding investments in HuaMei Capital Company, Inc., Sanctuary Wealth Services LLC and Princeton Advisory Group, Inc.) and marketable securities sold, but not yet purchased, are classified as trading securities and stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item principal transactions in the accompanying Consolidated Statements of Operations.

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

Marketable securities owned and securities sold, but not yet purchased, consist of U.S. listed and over-the-counter (“OTC”) equity securities. Other investments include investments in private investment funds managed by the Company or its affiliates and an investment in a private investment fund managed by a third party. Such investments held by non-broker-dealer entities are accounted for under the equity method based on the Company’s share of the earnings (or losses) of the investee. The financial position and operating results of the private investment funds are generally determined on an estimated fair value basis as set forth in the AICPA Audit and Accounting Guide: Investment Companies. Generally, securities are valued (i) at their last published sale price if they are listed on an established exchange or (ii) if last sales prices are not published, at the highest closing “bid” price (for securities held “long”) and the lowest closing “asked” price (for “short” positions) as recorded by the composite tape system or such principal exchange, as the case may be. Where the general partner determines that market prices or quotations do not fairly represent the value of a security in the investment fund’s portfolio (for example, if a security is a restricted security of a class that is publicly traded) the general partner may assign a different value. The general partner will determine the estimated fair value of any assets that are not publicly traded.

Also included in other investments are convertible preferred stock of NYMT, warrants on public and private common stock, private equity securities owned by HGC and JMP Capital and an interest rate cap derivative instrument. The investment in NYMT convertible preferred stock is based on a fair value estimate using the Black-Scholes credit adjusted valuation model on Bloomberg. The warrants on public and private common stock are generally received as a result of investment banking transactions and are valued at estimated fair value as determined by management. Warrants owned are valued at the date of issuance and marked-to-market as of each reporting period. Estimated fair value is determined using the Black-Scholes Options Valuation methodology adjusted for active market and other considerations on a case-by-case basis. The fair value of the private equity securities owned by HGC and JMP Capital is determined by the Company using comparable public company metrics discounted for private company market illiquidity. The interest rate cap derivative instrument fair value is determined from counterparty price quotations.

The Company follows the authoritative guidance included in GAAP on the fair value option which provides companies with a choice to report selected financial assets and financial liabilities at fair value. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in the Consolidated Statements of Operations. We elected to apply the fair value option to our investments in NYMT convertible preferred and common stock. The primary reason for electing the fair value option was to measure these investments on the same basis as our other equity securities, all of which are stated at fair value.

Dividends received during the three months ended June 30, 2010 and 2009 on NYMT stock of $0.5 million and $0.7 million, respectively, were recorded in net dividend income on our Consolidated Statements of Operations. Dividends received during the six months ended June 30, 2010 and 2009 on NYMT stock of $1.1 million and $0.9 million, respectively, were recorded in net dividend income on our Consolidated Statements of Operations. For the three months ended June 30, 2010 and 2009, the Company recorded unrealized loss of $0.5 million and unrealized gain of $2.1 million, respectively, on the above investments in NYMT. For the six months ended June 30, 2010 and 2009, the Company recorded unrealized loss of $0.3 million and unrealized gain of $3.3 million, respectively, on the above investments in NYMT. The unrealized gains on our investments in NYMT are reported in Principal Transactions in the Consolidated Statements of Operations.

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

The Company continues to estimate the cash flows expected to be collected over the life of the loans acquired through the purchase of Cratos. If, upon subsequent evaluation, the Company believes it is unable to collect all cash flows expected at the acquisition date plus additional cash flows expected to be collected arising from changes in the estimate after the acquisition, the loan is considered impaired. Loans considered impaired at the acquisition date of Cratos continue to be assessed in accordance with the authoritative guidance under GAAP on loan impairment. If based on current information and events, it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, the Company will first reduce any remaining credit discounts (including allowances for loan losses) for the loans established after its acquisition for the increase in the present value of cash flows expected to be collected. Then the Company will recalculate the amount of accretable yield for the loan as the excess of the revised cash flows expected to be collected over the sum of (a) the initial investment less (b) cash collected less (c) write-downs plus (d) amount of yield accreted to date. The Company will adjust the amount of accretable yield by reclassification from nonaccretable discount. The adjustment is accounted for as a change in estimate, with the amount of periodic accretion adjusted over the remaining life of the loan. The resulting yield is then used as the effective interest rate in any subsequent accounting.

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

Asset-Backed Securities Issued

Asset-backed securities (“ABS”) represent securities issued to third parties by the CLO in 2007. The Company consolidated the CLO for financial reporting purposes as of the April 7, 2009 acquisition date. At the acquisition date, the ABS were recorded at fair value, which comprised principal balance outstanding less liquidity discount. The liquidity discount will be amortized into interest expense over the expected remaining lives of the ABS using the interest method.

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

3. Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the Financial Accounting Standards Board (the “FASB”) issued ASU 2010-20 which amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The disclosures required by ASU 2010-20 are effective for annual and interim periods ending on or after December 15, 2010 except for the disclosures about the activity that occurs during a reporting period which are effective for annual and interim periods beginning on or after December 15, 2010. The Company will adopt ASU 2010-20 for the quarter ending December 31, 2010. Since ASU 2010-20 only requires additional disclosures about financing receivables and related allowance for credit losses, the Company does not expect the adoption to have an impact on our consolidated financial position or results of operations.

ASU 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved in Variable Interest Entities. In December 2009, the FASB issued ASU 2009-17 which amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 is effective for annual and interim periods beginning after November 15, 2009. As described below, the effective date of the above amendments was deferred for a reporting entity’s interest in an entity that has all the attributes of an investment company or for which it is industry practice to apply the specialized industry accounting guidance for investment companies. As a result, the Company is not required to apply the above amendments to its investments in the hedge funds and funds of funds managed by HCS. The Company’s adoption of ASU 2009-17 did not have an impact on our consolidated financial position or results of operations.

ASU 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds. In February 2010, the FASB issued ASU 2010-10 which indefinitely defers the effective date of the amendments to the consolidation requirements resulting from the issuance of FASB Statement No. 167 to a reporting entity’s interest in an entity that has all the attributes of an investment company or for which it is industry practice to apply the specialized industry accounting guidance for investment companies. The hedge funds and funds of funds managed by HCS meet the criteria to qualify for the deferral, and therefore, the Company is not required to apply the Statement No. 167 amendments to its investments in such funds. The Company’s adoption of ASU 2010-10 did not have an impact on our consolidated financial position or results of operations.

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

4. Marketable Securities and Other Investments

Other Investments at Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The Company generally utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company provides the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial instrument assets and liabilities carried at fair value have been classified and disclosed in one of the following three categories:

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

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. A description of the valuation techniques utilized for the fair value of the financial instruments in this category is as follows:

•	General partner investment in funds of funds and limited partner investment in mortgage and private equity fund: determined by net asset value provided by third party general partners;

•	Investment in NYMT convertible preferred stock: determined by the Company using the Black-Scholes credit adjusted valuation model on Bloomberg;

•	Warrants: determined by the Company using the Black-Scholes Options Valuation model, and

•	Private equity securities: HGC and JMP Capital investment in private companies, determined by the Company using comparable public company metrics discounted for private company market illiquidity.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as “Level 3.”

The following tables provide fair value information related to the Company’s financial assets and liabilities at June 30, 2010 and December 31, 2009:

	Assets at Fair Value as of
	June 30, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Marketable securities owned:
Equity securities	$15,136	$—	$—	$15,136

Total marketable securities owned	$15,136	$—	$—	$15,136

Other investments:
General partner investment in hedge funds	$—	$29,134	$—	$29,134
General partner investment in funds of funds	—	—	99	99

Total general partner investment in funds	—	29,134	99	29,233
Limited partner investment in private equity fund	—	—	2,824	2,824
Limited partner investment in mortgage fund	—	—	214	214
Investment in NYMT convertible preferred stock	—	—	15,000	15,000
Private equity securities	—	—	5,151	5,151
Interest rate cap (1)	170	—	—	170

Total other investments	$170	$29,134	$23,288	$52,592

(1)	On May 29, 2010 the Company entered into an interest rate cap with City National Bank to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the counterparty in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the line of credit and term loan to such rate. For the quarter ended June 30, 2010, the Company recorded unrealized loss of $0.2 million on the interest rate cap.

	Assets at Fair Value as of
	December 31, 2009
(In thousands)	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Marketable securities owned:
Equity securities	$5,899	$—	$—	$5,899

Total marketable securities owned	$5,899	$—	$—	$5,899

Other investments:
General partner investment in hedge funds	$—	$33,313	$—	$33,313
General partner investment in funds of funds	—	—	2,933	2,933

Total general partner investment in funds	—	33,313	2,933	36,246
Limited partner investment in private equity fund	—	—	2,476	2,476
Limited partner investment in mortgage fund	—	—	1,147	1,147
Investment in NYMT convertible preferred stock	—	—	15,000	15,000
Private equity securities	—	—	2,321	2,321

Total other investments	$—	$33,313	$23,877	$57,190

	Liabilities at Fair Value as of
	June 30, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Marketable securities sold, but not yet purchased	$9,908	$—	$—	$9,908

	Liabilities at Fair Value as of
	December 31, 2009
(In thousands)	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Marketable securities sold, but not yet purchased	$1,047	$—	$—	$1,047

The tables below provide a reconciliation of the beginning and ending balances for the assets at fair value using significant unobservable inputs (Level 3) for the three months ended June 30, 2010 and 2009.

(In thousands)	Balance as of March 31, 2010	Purchases/ (sales), net	Total gains (losses) - realized and unrealized	Transfers in/(out) of Level 3	Balance as of June 30, 2010	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$3,018	$(2,950)	$31	$—	$99	$31
Limited partner investment in private equity fund	2,544	45	235	—	2,824	235
Limited partner investment in mortgage fund	584	(368)	(2)	—	214	(2)
Investment in NYMT convertible preferred stock	15,000	—	—	—	15,000	—
Warrants	233	—	(233)	—	—	(233)
Private equity securities	2,690	2,443	18	—	5,151	18

Total Level 3 assets	$24,069	$(830)	$49	$—	$23,288	$49

(In thousands)	Balance as of March 31, 2009	Purchases/ (sales), net	Total gains (losses) - realized and unrealized	Transfers in/(out) of Level 3	Balance as of June 30, 2009	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$3,709	$—	$78	$—	$3,787	$78
Limited partner investment in private equity fund	2,450	(72)	12	—	2,390	12
Investment in NYMT convertible preferred stock	4,145	8,447 (1)	1,277	—	13,869	1,277
Warrants	252	—	(8)	—	244	(8)

Total Level 3 assets	$10,556	$8,375	$1,359	$—	$20,290	$1,359

(1)	The Company consolidated HMOP in its consolidated financial statements effective May 1, 2009. As a result, the investment in NYMT convertible preferred stock held by HMOP was included in the Company’s Level 3 assets as of June 30, 2009.

The tables below provide a reconciliation of the beginning and ending balances for the assets at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2010 and 2009.

(In thousands)	Balance as of December 31, 2009	Purchases/ (sales), net	Total gains (losses) - realized and unrealized	Transfers in/(out) of Level 3	Balance as of June 30, 2010	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$2,933	$(2,950)	$116	$—	$99	$116
Limited partner investment in private equity fund	2,476	36	312	—	2,824	312
Limited partner investment in mortgage fund	1,147	(1,080)	147	—	214	(2)
Investment in NYMT convertible preferred stock	15,000	—	—	—	15,000	—
Private equity securities	2,321	2,443	387	—	5,151	387

Total Level 3 assets	$23,877	$(1,551)	$962	$—	$23,288	$813

(In thousands)	Balance as of December 31, 2008	Purchases/ (sales), net	Total gains (losses) - realized and unrealized	Transfers in/(out) of Level 3	Balance as of June 30, 2009	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$3,678	$—	$109	$—	$3,787	$109
Limited partner investment in private equity fund	2,516	(72)	(54)	—	2,390	(54)
Investment in NYMT convertible preferred stock	11,687	656 (1)	1,526	—	13,869	1,526
Warrants	307	—	(63)	—	244	(63)

Total Level 3 assets	$18,188	$584	$1,518	$—	$20,290	$1,518

(1)	Investment in NYMT convertible preferred stock held by JMPRT at December 31, 2008 of $7.8 million was removed from the Company’s assets in connection with the transfer of JMPRT assets and liabilities to HMOP effective January 2, 2009. The Company did not consolidate HMOP in its consolidated financial statements from January 2, 2009 through April 30, 2009. Effective May 1, 2009, the Company consolidated HMOP in its consolidated financial statements. As a result, the investment in NYMT convertible preferred stock held by HMOP was added to the Company’s assets at the fair value of $8.5 million as of May 1, 2009 and was included in the Company’s Level 3 assets as of June 30, 2009.

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

Transfers in/out of Level 3 result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets. There were no transfers in/out of Level 3 during the three and six months ended June 30, 2010 and 2009. In addition, there were no transfers in/out of Level 1 or Level 2 during the three and six months ended June 30, 2010 and 2009.

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

Other Investments not at Fair Value

On February 13, 2009, the Company entered into a business arrangement with China Merchants Securities Co. (HK), Ltd., a securities brokerage and investment banking firm, through a $2.0 million investment in HuaMei Capital Company, Inc. (“HuaMei”) to expand the Company’s investment banking capabilities in China. Through HuaMei, the Company intends to provide investment banking services to U.S. and Chinese companies seeking to execute cross-border transactions on both sides of the Pacific. HuaMei is a joint venture of China Merchants Securities; MVC Capital, Inc., a publicly traded business development company managed by The Tokarz Group Advisers LLC; and the HuaMei Capital founders. HuaMei has co-chief executive officers from China Merchant Securities Co. (HK), Ltd. and the Company. The Company has appointed its chairman and chief executive officer, Joseph Jolson, to serve on HuaMei’s board of directors. The Company accounts for its investment in HuaMei under the equity method of accounting within other investments on the Consolidated Statements of Financial Condition. The carrying value of our investment in HuaMei was $2.0 million at June 30, 2010.

On February 11, 2010, the Company made a $1.5 million investment in Class D Preferred Units of Sanctuary Wealth Services LLC (“Sanctuary”). Sanctuary provides a turnkey platform that will allow independent wealth advisors to establish an independent advisory business without the high startup costs and regulatory hurdles. The Class D Preferred Units entitle the Company to receive a preferred dividend with units that are convertible into equity of Sanctuary at the option of the Company prior to the maturity date, which is three years from the investment date. The Company carries its investment in Sanctuary at cost within other investments on the Consolidated Statements of Financial Condition and evaluates the investment for impairment on a quarterly basis. The carrying value of the Company’s investment in Sanctuary was $1.5 million at June 30, 2010.

On June 11, 2010 the Company made a $1.0 million deposit as part of a pledge and security agreement with Princeton Advisory Group, Inc. to commence the process of the proposed purchase and transfer of two collateralized loan obligation management contracts. Upon such transfer, an additional payment will be made to complete the purchase. As of June 30, 2010 the transfer of the contracts had not been completed and the Company carries its investment at the current cost of $1.0 million. The Company evaluated its investment in Princeton Advisory Group for impairment at June 30, 2010 and determined that there was no impairment.

5. Loans Held for Investment

Loans held for investment at June 30, 2010 is comprised of principal investments in the form of one loan note and advances on one senior secured promissory note and one non-revolving credit note commitment. At December 31, 2009, loans held for investment was comprised of principal investments in the form of two loan notes and advances on one non-revolving credit note commitments.

The loan note outstanding at June 30, 2010 is a participation interest in a loan made by JMPRT to a client during 2007. The loan is collateralized by real estate related assets, and bears interest at the rate of 20.0% per annum, payable monthly in arrears. The principal of the loan was due and payable on December 1, 2007, but was extended until September 2008 for an additional fee at the borrower’s option and in connection with a partial repayment. At September 30, 2008, the loan balance of $0.8 million was in default and the Company recorded a loan loss provision of $0.4 million in the third quarter of 2008 and $0.1 million in the fourth quarter of 2009. Recovery of the loan is being sought through bankruptcy court proceedings from which the Company believes it will be able to recover the net realizable value of the loan.

In addition, in the third quarter of 2008, the Company made a $4.2 million loan to a private commercial mortgage originator in the form of a note and warrants. The loan was placed on non-accrual status on April 1, 2009. Accordingly, the interest payments of $0.2 million received subsequent to that date were applied to the principal balance, reducing the outstanding principal balance to $4.0 million at December 31, 2009. The loan was recorded net of loan loss reserves of $3.8 million and a deferred loan fee of $0.2 million at December 31, 2009. On February 10, 2010, the loan note was converted into non-voting preferred equity of a newly formed entity which succeeded to the assets of the borrower. As of the conversion date, the Company determined the fair value of both the loan note and the non-voting preferred equity of the newly formed entity to be zero, and therefore, recognized no gain or loss on the conversion. During the quarter ended June 30, 2010, the Company advanced $0.3 million on a $0.8 million senior secured promissory note to the newly formed entity for the commencement of a new commercial loan origination program. The note bears interest at 15.0% per annum, matures in May 2011 and is secured by all loan origination fees generated by such commercial loan origination program.

The Company had also advanced as of December 31, 2008 an aggregate of $3.8 million on two non-revolving credit note commitments with an original aggregate amount of $7.0 million. In July 2009, one of the two non-revolving credit notes matured. As of the maturity date, the net carrying value of the credit note was $2.4 million. As permitted by the terms of the credit agreement, at maturity, the borrower conveyed collateral to the Company in full satisfaction of the credit note. The collateral received was the membership interest in LSC III, LLC (see Note 2).

As of June 30, 2010 and December 31, 2009, the Company had a $1.1 million and $1.3 million advance, respectively, on a $2.0 million original non-revolving commitment, $0.7 million of which expired in October 2009. The advance bears interest at the rate of 16.0% per annum and is due in June 2011. As of June 30, 2010 and December 31, 2009, the Company had no remaining credit commitments.

At June 30, 2010 and December 31, 2009, $0.8 million and $4.8 million of the aggregate amount of loans held for investment were on non-accrual status, respectively.

The following table presents components of loans held for investment, net, on the Consolidated Statements of Financial Condition at June 30, 2010 and December 31, 2009:

(In thousands)	June 30, 2010	December 31, 2009
Loans held for investment	$2,220	$6,057
Allowance for loan losses	(528)	(4,285)
Deferred loan fees	—	(180)

Total loans held for investment, net	$1,692	$1,592

A summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2010 and 2009 was as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$(4,285)	$(3,621)	$(4,285)	$(2,896)
Provision for loan losses	—	(719)	—	(1,444)
Loans charged off, net of recoveries	3,757	—	3,757	—

Balance at end of period	$(528)	$(4,340)	$(528)	$(4,340)

The Company determined the fair value of loans held for investment to be $1.8 million and $1.7 million as of June 30, 2010 and December 31, 2009, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

6. Loans Collateralizing Asset-backed Securities Issued

Loans collateralizing asset-backed securities issued are commercial loans securitized and owned by the CLO. The loans consist of those loans within the CLO securitization structure at the acquisition date of Cratos and loans purchased by the CLO subsequent to the Cratos acquisition date. The following table presents the components of loans collateralizing asset-backed securities issued at June 30, 2010:

(In thousands)	June 30, 2010	December 31, 2009
Loans collateralizing asset-backed securities	$447,359	$461,460
Allowance for loan losses	(2,449)	(1,995)
Liquidity discount	(64,410)	(91,544)
Credit discount	(17,647)	(35,105)
Deferred loan fees, net	(5,067)	(4,849)

Total loans collateralizing asset-backed securities, net	$357,786	$327,967

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. There were $24.4 million of impaired loans as of June 30, 2010, with allocated specific reserves of $1.6 million and credit discount of $17.6 million. There were $74.4 million of impaired loans as of December 31, 2009, with allocated specific reserves of $1.6 million and credit discount of $35.1 million. In addition, the Company evaluates pools of homogeneous loans based on portfolio classification and risk assessment to determine the inherent loss in these portfolios. Based on such evaluation, the Company recorded pooled reserves of $0.3 million during the three months ended June 30, 2010 on non-impaired loans.

A summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2010 is as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$(2,158)	$—	$(1,994)	$—
Provision for loan losses:
Specific reserve	—	(2,419)	—	(2,419)
Pooled reserve	(291)	(119)	(455)	(119)

Balance at end of period	$(2,449)	$(2,538)	$(2,449)	$(2,538)

Loans recorded upon the acquisition of Cratos at fair value reflect a liquidity discount and a credit discount. In addition, most loans purchased subsequent to the acquisition were purchased at discount to their principal value, reflecting deferred loan fees. The tables below summarize the activity in the loan principal, liquidity discount, credit discount and deferred fees for the impaired loans and non-impaired loans for the three months ended June 30, 2010:

Impaired loans:

(In thousands)	Three Months Ended June 30, 2010
	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Carrying Value, Net
Balance at beginning of period	$59,839	$(1,581)	$(12,807)	$(33,119)	$12,332
Repayments	(227)	—	—	19	(208)
Accretion of discount	—	—	93	—	93
Provision for loan losses	—	—	—	—	—
Sales and payoff	(20,490)	—	7,314	5,420	(7,756)
Write-off / restructuring	(7,956)	—	—	7,956	—
Transfers to/from non-impaired loans, net	(6,734)	—	2,418	2,077	(2,239)

Balance at end of period	$24,432	$(1,581)	$(2,982)	$(17,647)	$2,222

Non-impaired loans:

(In thousands)	Three Months Ended June 30, 2010
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Balance at beginning of period	$409,282	$(577)	$(71,964)	$(5,097)	$331,644
Purchases / funding	98,470	—	—	(1,005)	97,465
Repayments	(20,417)	—	—	—	(20,417)
Accretion of discount	—	—	7,392	357	7,749
Provision for loan losses	—	(291)	—	—	(291)
Sales and payoff	(71,467)	—	7,964	678	(62,825)
Transfers to/from impaired loans, net	7,059	—	(4,820)	—	2,239

Balance at end of period	$422,927	$(868)	$(61,428)	$(5,067)	$355,564

The tables below summarize the activity in the loan principal, liquidity discount, credit discount and deferred fees for the impaired loans and non-impaired loans for the six months ended June 30, 2010:

Impaired loans:

(In thousands)	Six Months Ended June 30, 2010
	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Carrying Value, Net
Balance at beginning of period	$74,369	$(1,581)	$(18,411)	$(35,105)	$19,272
Repayments	(2,888)	—	—	174	(2,714)
Accretion of discount	—	—	411	—	411
Provision for loan losses	—	—	—	—	—
Sales and payoff	(20,490)	—	7,314	5,420	(7,756)
Write-off / restructuring	(7,956)	—	—	7,956
Transfers to/from non-impaired loans, net	(18,603)	—	7,704	3,908	(6,991)

Balance at end of period	$24,432	$(1,581)	$(2,982)	$(17,647)	$2,222

Non-impaired loans:

(In thousands)	Six Months Ended June 30, 2010
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Balance at beginning of period	$387,090	$(413)	$(73,133)	$(4,849)	$308,695
Purchases / funding	166,736	—	—	(2,157)	164,579
Repayments	(44,343)	—	—	—	(44,343)
Accretion of discount	—	—	12,884	745	13,629
Provision for loan losses	—	(455)	—	—	(455)
Sales and payoff	(106,220)	—	11,494	1,194	(93,532)
Transfers to/from impaired loans, net	19,664	—	(12,673)	—	6,991

Balance at end of period	$422,927	$(868)	$(61,428)	$(5,067)	$355,564

The tables below summarize the activity in the loan principal, liquidity discount, credit discount and deferred fees for the impaired loans and non-impaired loans for the three and six months ended June 30, 2009:

Impaired loans:

(In thousands)	Three and Six Months Ended June 30, 2009
	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Carrying Value, Net
Balance at beginning of period	$—	$—	$—	$—	$—
Cratos acquisitions	96,466	—	(18,599)	(51,493)	26,374
Repayments	(1,686)	—	—	—	(1,686)
Accretion of discount	—	—	960	—	960
Provision for loan losses	—	(2,419)	—	—	(2,419)
Sales and payoff	(10,440)	—	490	5,769	(4,181)

Balance at end of period	$84,340	$(2,419)	$(17,149)	$(45,724)	$19,048

Non-impaired loans:

(In thousands)	Three and Six Months Ended June 30, 2009
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Balance at beginning of period	$—	$—	$—	$—	$—
Cratos acquisitions	363,702	—	(109,576)	—	254,126
Purchases / funding	52,657	—	—	(2,466)	50,191
Repayments	(11,188)	—	—	—	(11,188)
Accretion of discount	—	—	5,456	179	5,635
Provision for loan losses	—	(119)	—	—	(119)
Sales and payoff	(14,982)	—	5,394	—	(9,588)

Balance at end of period	$390,189	$(119)	$(98,726)	$(2,287)	$289,057

The Company determined the fair value of loans collateralizing asset-backed securities to be $401.1 million and $374.5 million as of June 30, 2010 and December 31, 2009, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

At June 30, 2010 and December 31, 2009, $24.4 million and $74.4 million of the aggregate principal amount of loans collateralizing asset-backed securities were on non-accrual status. The Company did not recognize any interest income, other than the accretion of liquidity discounts, for nine and eleven impaired loans with a weighted average loan balance of $45.2 million and $67.0 million that were on non-accrual status during the three and six months ended June 30, 2010, respectively.

7. Fixed Assets

At June 30, 2010 and December 31, 2009, fixed assets consisted of the following:

(In thousands)	June 30, 2010	December 31, 2009
Furniture and fixtures	$1,633	$1,620
Computer and office equipment	4,308	3,771
Leasehold improvements	2,423	2,374
Software	582	540
Less: accumulated depreciation	(7,297)	(6,960)

Total fixed assets, net	$1,649	$1,345

Depreciation expense was $0.2 million and $0.3 million for the three and six months ended June 30, 2010, respectively. Depreciation expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2009, respectively.

8. Note Payable

Note payable consists of the revolving and term loans related to the Company’s credit facility with City National Bank (the “Lender”) entered into on August 3, 2006. During the three months ended June 30, 2010 the Company drew down $5.0 million and had a revolving loan of $7.1 million at June 30, 2010 and $2.1 million at December 31, 2009. The Company’s outstanding term loan was $6.1 million at June 30, 2010 and $6.9 million at December 31, 2009.

On December 31, 2008, the Company entered into Amendment Number Three to Credit Agreement (the “Third Amendment”), which amends certain provisions of the Credit Agreement, dated as of August 3, 2006, by and between the Company and the Lender, as amended by Amendment Number One to Credit Agreement, dated as of December 17, 2007 and as further amended by Amendment Number Two to Credit Agreement, dated as of March 27, 2008, and Amendment Number Four to Credit Agreement and Waiver dated as of January 28, 2010 (collectively, the “Credit Agreement”).

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

The Company had undrawn amounts of $13.9 million under the revolving line of credit with the Lender at June 30, 2010 and $18.9 million at December 31, 2009. Each draw bears interest at the prime rate or LIBOR plus 2.25%. The following table shows the repayment schedules for the principal portion of the term loan at June 30, 2010:

(In thousands)	June 30, 2010
2010	$868
2011	1,736
2012	1,736
2013	1,737
2014	—
Thereafter	—

$6,077

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the facility, which would permit the bank to terminate our note and require the immediate repayment of any outstanding principal and interest. The Third Amendment modified the financial covenants in the Credit Agreement to remove both the minimum requirement of Net Income (as defined in the Credit Agreement) and the minimum requirement of EBITDA (as defined in the Credit Agreement). The Third Amendment also removed the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) and added a new financial covenant regarding the Company’s liquidity. At June 30, 2010, the Company was in compliance with the loan covenants. The term loan is collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

On May 29, 2010 the Company entered into an interest rate cap with the Lender to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the counterparty in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the line of credit and term loan to such rate. The cap has a notional principal amount of $27.1 million, indexed to LIBOR and amortizes in accordance with the amortization of the revolving line of credit and term loan. See footnote 23 for more details.

9. Asset-backed Securities Issued

On May 17, 2007, the CLO completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization and obtained $455.0 million of third-party financing. The Notes will be repaid from the cash flows generated by the loan portfolio owned by the CLO. The Notes were issued in seven separate classes as set forth in the table below. The Company owns all of the unsecured subordinated notes and $13.8 million of Class C, D and E notes. These unsecured subordinated notes and the Class C, D and E notes owned by the Company are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at June 30, 2010 and December 31, 2009.

(In millions)	Notes Originally Issued	Outstanding Principal Balance June 30, 2010	Liquidity Discount June 30, 2010	Net Outstanding Balance June 30, 2010	Interest Rate Spread to LIBOR	Ratings (Moody’s/ S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$315.8	($33.3)	$282.5	0.26%–0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	(8.3)	21.7	0.50%	Aa2/AA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	(19.9)	15.1	1.10%	Baa1/A
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	(19.7)	14.3	2.40%	Ba1/BBB
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	(18.7)	11.3	5.00%	B3/CCC-

Total secured notes sold to investors	$455.0	$444.8	($99.9)	$344.9
Unsecured subordinated notes due 2021	45.0	45.0	(40.0)	5.0

Total notes for the CLO I offering	$500.0	$489.8	($139.9)	$349.9
Consolidation elimination	N/A	(58.8)	46.0	(12.8)

Total asset-backed securities issued	N/A	$431.0	($93.9)	$337.1

(1)	These ratings are unaudited and were the current ratings as of June 30, 2010 and are subject to change from time to time.

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and will not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available therefore under the applicable payment priority provisions. As of June 30, 2010, all interest on the secured notes was current. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. The CLO is also required to pay a commitment fee of 0.18% on the unused portion of the funding commitments of the Class A-1 notes. As of June 30, 2010, all of the Class A-1 notes were drawn. The secured notes are secured by the CLO loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests. Total interest expense related to the asset-backed securities issued for the three and six months ended June 30, 2010 was $8.1 million and $16.3 million, respectively, which comprised cash coupon of $1.2 million and $2.3 million, respectively, and liquidity discount amortization of $6.9 million and $14.0 million, respectively. Total interest expense for the three and six months ended June 30, 2009 was $8.7 million, which comprised of cash coupon of $1.8 million and liquidity discount amortization of $6.9 million. As of June 30, 2010 and December 31, 2009, accrued interest payable on the Notes was $0.6 million and $0.5 million, respectively.

The Notes recorded upon the acquisition of Cratos at fair value reflect a liquidity discount. The activity in the note principal and liquidity discount for the three and six months ended June 30, 2010 comprised the following:

(In thousands)	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Principal	Liquidity Discount	Net	Principal	Liquidity Discount	Net
Balance at beginning of period	$431,003	$(100,787)	$330,216	$434,478	$(107,846)	$326,632
Repayments	—	—	—	(3,475)	—	(3,475)
Sales	—	—	—	—	—	—
Amortization of discount	—	6,922	6,922	—	13,981	13,981

Balance at end of period	$431,003	$(93,865)	$337,138	$431,003	$(93,865)	$337,138

The activity in the note principal and liquidity discount for the three and six months ended June 30, 2009 comprised the following:

(In thousands)	Three and Six Months Ended June 30, 2009
	Principal	Liquidity Discount	Net
Balance at beginning of period	$—	$—	$—
Cratos acquisitions (April 7, 2009)	440,950	(124,437)	316,513
Post-acquisition purchases (1)	(760)	593	(167)
Sales	5,050	(4,054)	996
Amortization of discount	—	6,883	6,883

Balance at end of period	$445,240	$(121,015)	$324,225

(1)	In May 2009, the Company repurchased in the open market $0.8 million of face value of the ABS issued at a discount resulting in a gain of $0.1 million.

The Company determined the fair value of asset-backed securities issued to be $358.6 million and $361.1 million as of June 30, 2010 and December 31, 2009, respectively.

10. Stockholders’ Equity

Stock Repurchase Program

The Company’s board of directors authorized in August and November 2007 a 1.5 million share repurchase program, which was fully executed as of January 18, 2008. On March 10, 2008 and March 3, 2009, the Company’s board of directors authorized the repurchase of an additional 2.0 million shares during the subsequent eighteen months and the repurchase of an additional 0.5 million shares during the subsequent twelve months, respectively. On May 4, 2010, with 0.6 million shares remaining under prior authorizations the Company’s board of directors authorized the repurchase of an additional 1.0 million shares during the subsequent eighteen months. During the three months ended June 30, 2010 and 2009, the Company repurchased 938,458 and 131,972 shares, respectively, of the Company’s common stock at an average price of $6.88 per share and $6.40 per share, respectively, for an aggregate purchase price of $6.5 million and $0.8 million, respectively. Of the total shares repurchased during the three months ended June 30, 2010 and 2009, 173,938 shares and 131,972 shares, respectively, were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company.

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

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2010:

	Six Months Ended June 30, 2010
	Shares Subject to Option	Weighted Average Exercise Price
Balance, beginning of year	1,938,315	$11.28
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(87,750)	11.71

Balance, end of period	1,850,565	$11.26

Options exercisable at end of period	1,838,065	$11.25

	As of June 30, 2010
	Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.00–$12.50	1,850,565	4.45	$11.26	$—	1,838,065	4.46	$11.25	$—

The Company recognizes stock-based compensation expense for stock options over the graded vesting period of the options using the accelerated attribution method. The Company recognized compensation expense related to stock options of $1,485 and $5,573 for the three months ended June 30, 2010 and 2009, respectively. The Company recognized compensation expense related to stock options of $2,953 and $10,850 for the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, there was $295 of unrecognized compensation expense related to stock options expected to be recognized over a weighted average period of 0.09 years.

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

During the quarter ended June 30, 2010, the Company granted 256,000 restricted shares in connection with its hiring initiatives. These shares vested immediately with a three-year restricted period subject to non-competition, non-solicitation and certain other covenants. One-third of these restricted shares will be released on each of the first, second and third anniversary of employment commencement.

The following table summarizes the RSU activity for the six months ended June 30, 2010:

	Six Months Ended June 30, 2010
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, beginning of year	1,392,551	$9.59
Granted	897,921	7.96
Vested	(598,183)	10.02
Forfeited	(79,166)	7.55

Balance, end of period	1,613,123	$8.62

The aggregate fair value of RSUs vested during the three and six months ended June 30, 2010 was $3.5 million and $4.4 million, respectively. For the three and six months ended June 30, 2010, the income tax benefits realized from the vested RSUs were $2.0 million and $2.5 million, respectively.

The Company recognizes compensation expense over a graded vesting period using the accelerated attribution method. For the three months ended June 30, 2010 and 2009, the Company recorded compensation expense of $1.2 million and $0.8 million, respectively, related to RSUs awarded in connection with the initial public offering. For the six months ended June 30, 2010 and 2009, the Company recorded compensation expense of $1.9 million and $1.8 million, respectively, related to RSUs awarded in connection with the initial public offering. In addition, for the three months ended June 30, 2010 and 2009, the Company recorded compensation expense of $0.2 million and $0.5 million, respectively, for RSUs granted after the initial public offering. For the six months ended June 30, 2010 and 2009, the Company recorded compensation expense of $0.4 million and $0.9 million, respectively, for RSUs granted after the initial public offering. For the three months ended June 30, 2010 and 2009, the Company recognized income tax benefits of $0.6 million and $0.5 million, respectively, related to the compensation expense recognized for RSUs. For the six months ended June 30, 2010 and 2009, the Company recognized income tax benefits of $0.9 million and $1.1 million, respectively, related to the compensation expense recognized for RSUs. As of June 30, 2010, there was $1.8 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.98 years.

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

The computations of basic and diluted net income per share for the three and six months ended June 30, 2010 and 2009 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income	$2,185	$4,286	$3,903	$4,320

Denominator:
Basic weighted average shares outstanding	21,654	20,643	21,633	20,572
Effect of potential dilutive securities:
Restricted stock units	641	680	745	595

Diluted weighted average shares outstanding	22,295	21,323	22,378	21,167

Net income per share
Basic	$0.10	$0.21	$0.18	$0.21
Diluted	$0.10	$0.20	$0.17	$0.20

Stock options to purchase 1,865,812 and 1,884,151 shares of common stock for the three and six months ended June 30, 2010, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Stock options to purchase 2,024,185 and 2,054,136 shares of common stock for the three and six months ended June 30, 2009, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common units or diluted weighted-average common shares outstanding. Restricted stock units for 2,967 and zero shares of common stock for the three and six months ended June 30, 2010, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. No restricted stock units were anti-dilutive for the three and six months ended June 30, 2009.

13. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the United States Internal Revenue Service. There were no contributions by the Company during the three and six months ended June 30, 2010 and 2009.

14. Income Taxes

The Company is subject to U.S. federal and state income taxes. For the three and six months ended June 30, 2010, the Company recorded a total tax expense of $2.1 million and $3.5 million, respectively. For both the three and six months ended June 30, 2009, the Company recorded a total tax expense of $3.6 million.

The components of the Company’s income tax expense for the three and six months ended June 30, 2010 and 2009 are as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Federal	$(293)	$(259)	$(240)	$332
State	(31)	(66)	(39)	112

Total current income tax expense (benefit)	(324)	(325)	(279)	444
Federal	1,913	3,047	2,976	2,497
State	544	838	825	671

Total deferred income tax expense	2,457	3,885	3,801	3,168

Total income tax expense	$2,133	$3,560	$3,522	$3,612

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the three months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Tax at federal statutory tax rate	35.00%	35.00%	35.00%	35.00%
State income tax, net of federal tax benefit	5.75%	5.75%	5.75%	5.75%
Adjustment for permanent items	0.42%	-5.86%	0.57%	-5.58%

Rate before one-time events	41.17%	34.89%	41.32%	35.17%
Deferred tax asset written off related to options and RSUs	—	8.81%	—	8.71%
Adjustment for prior year taxes	—	-0.01%	—	—
California state enterprise zone tax credit	0.56%	—	—	—
Post-acquisition adjustment to deferred tax liability of Cratos	—	1.68%	—	1.66%

Effective tax rate (benefit)	41.73%	45.37%	41.32%	45.54%

The Company determined that a valuation allowance against deferred tax assets was not necessary as of June 30, 2010 and December 31, 2009 based on the assessment of future ordinary income and capital gains and that the deferred tax assets will, more-likely-than-not, be realized.

The Company adopted the accounting principles related to uncertainty in income taxes on May 16, 2007, the date the Company became subject to federal and state income taxes. The Company has analyzed the filing positions in its federal and state income tax returns for all open tax years, which are 2006 through 2009 for federal income tax purposes and 2005 through 2009 for state income tax purposes. The Company does not anticipate any tax adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, the Company recorded no liability for uncertain income tax positions at June 30, 2010.

The Company’s policy for recording interest and penalties associated with the tax audits or unrecognized tax benefits, if any, is to record such items as a component of income before taxes. Penalties, if incurred, would be recorded in “administration” and interest paid or received would be recorded in “interest and dividend expense” in the Consolidated Statements of Operations.

15. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts and New York under various operating leases. Rental expense for the three months ended June 30, 2010 and 2009 was $0.7 million and, $0.6 million, respectively. Rental expense for the six months ended June 30, 2010 and 2009 was $1.3 million and, $1.2 million, respectively.

The California, Chicago and New York leases included a period of free rent at the start of the lease for seven months, six months and three months, respectively. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

(In thousands)	June 30, 2010
2010	$1,571
2011	2,708
2012	218
2013	54
2014	55
Thereafter	5

$4,611

In connection with its underwriting activities, JMP Securities enters into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. At June 30, 2010 and December 31, 2009, JMP Securities had no open underwriting commitments.

The marketable securities owned and the restricted cash as well as the cash held by the clearing broker, may be used to maintain margin requirements. At June 30, 2010 and December 31, 2009, the Company had $0.3 million of cash on deposit with JMP Securities’ clearing broker. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. As of June 30, 2010 and December 31, 2009, the Company had unfunded commitments of $2.3 million and $3.4 million, respectively, in the Corporate Credit segment. These commitments relate to the CLO and do not extend to JMP Group Inc.

16. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $15.5 million and $45.3 million, which were $13.7 million and $43.7 million in excess of the required net capital of $1.8 million and $1.6 million at June 30, 2010 and December 31, 2009, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.86 to 1 and 0.26 to 1 at June 30, 2010 and December 31, 2009, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

17. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships and offshore investment companies. The Company also owns an investment in most of these entities. As of June 30, 2010 and December 31, 2009, the aggregate fair value of the Company’s investments in these entities was $48.2 million and $55.5 million, respectively, which consisted of general partner investments in hedge funds of $29.1 million and $33.3 million, respectively, general partner investments in funds of funds of $0.1 million and $2.9 million, respectively, and investments in NYMT convertible preferred and common stock of $19.0 million and $19.3 million, respectively. Base management fees earned from these entities were $2.3 million and $2.1 million for the three months ended June 30, 2010 and 2009, respectively, and $4.6 million and $4.0 million for the six months ended June 30, 2010 and 2009, respectively. Also, the Company earned incentive fees of $0.9 million and $1.9 million from these entities for the three months ended June 30, 2010 and 2009, respectively, and $1.5 million and $8.5 million for the six months ended June 30, 2009 and 2010, respectively. As of June 30, 2010 and December 31, 2009, the Company had incentive fees receivable from these entities of $0.6 million and $2.6 million, respectively.

18. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at June 30, 2010 and December 31, 2009 had settled with no resulting material liability to the Company. For the three months ended June 30, 2010 and 2009, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of June 30, 2010 and December 31, 2009.

The Company is engaged in various investment banking and brokerage activities whose counterparties primarily include broker-dealers, banks and brokerage or investment banking clients. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty with which it conducts business.

19. Litigation

The Company is involved in a number of judicial, regulatory and arbitration matters arising in connection with our business. The outcome of matters we have been and currently are involved in cannot be determined at this time, and the results cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on our results of operations in any future period and a significant judgment could have a material adverse impact on our financial condition, results of operations and cash flows. The Company may in the future become involved in additional litigation in the ordinary course of our business, including litigation that could be material to our business.

The Company reviews the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in liability and the amount of loss, if any, can be reasonably estimated. Generally, with respect to matters we are involved in, in view of the inherent difficulty of predicting the outcome of these matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time other than for reasonably estimable legal fees and expenses. Management, after consultation with legal counsel, believes that the currently known actions or threats will not result in any material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In its Corporate Credit segment, the Company had unfunded commitments of $2.3 million and $3.4 million at June 30, 2010 and December 31, 2009, respectively, and standby letters of credit of $0.3 million and $1.8 million, at June 30, 2010 and December 31, 2009, respectively. These commitments relate to the CLO and do not extend to JMP Group Inc.

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

The Company’s segment information for the three and six months ended June 30, 2010 and 2009 was prepared using the following methodology:

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

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income (loss) before noncontrolling interest and income tax expense (benefit) and assets:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Broker-Dealer
Net revenues after provision for loan losses	$18,766	$23,896	$33,149	$36,595
Non-interest expenses	22,514	20,232	37,996	34,249

Segment income (loss) before income tax expense	$(3,748)	$3,664	$(4,847)	$2,346

Segment assets	$71,542	$74,155	$71,542	$74,155
Asset Management
Net revenues after provision for loan losses	$3,929	$6,968	$7,462	$18,998
Non-interest expenses	3,657	6,404	6,991	16,403

Segment income before income tax expense	$272	$564	$471	$2,595

Segment assets	$63,751	$72,003	$63,751	$72,003
Corporate Credit
Net revenues after provision for loan losses	$20,151	$6,611	$27,453	$6,078
Non-interest expenses	11,559	2,478	14,552	2,571

Segment income before income tax expense	$8,592	$4,133	$12,901	$3,507

Segment assets	$445,543	$391,877	$445,543	$391,877
Consolidated Entity
Net revenues after provision for loan losses	$42,846	$37,475	$68,064	$61,671
Non-interest expenses	37,730	29,114	59,539	53,223

Income before income tax expense	$5,116	$8,361	$8,525	$8,448

Total assets	$580,836	$538,035	$580,836	$538,035

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

(In thousands)	June 30, 2010	December 31, 2009
	Net Assets	Net Assets
Harvest Opportunity Partners II	$75,780	$73,895
Harvest Small Cap Partners	336,173	336,083
Harvest Consumer Partners	8,205	12,117
Harvest Technology Partners	26,856	22,395
Harvest Global Select Partners	—	5,559
Harvest Diversified Partners	31,238	—

(In thousands)	Three Months Ended June 30,
	2010		2009
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II	$3,571	$(440)	$5,813	$(302)
Harvest Small Cap Partners	1,321	(3,403)	12,299	(4,085)
Harvest Consumer Partners	(171)	(65)	289	(36)
Harvest Technology Partners	539	(167)	1,533	(101)
Harvest Global Select Partners	146	(46)	62	(47)
Harvest Diversified Partners	683	(190)	—	—

(In thousands)	Six Months Ended June 30,
	2010		2009
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II	$5,018	$(710)	$5,936	$(314)
Harvest Small Cap Partners	(9,817)	(6,325)	51,123	(9,743)
Harvest Consumer Partners	(564)	(131)	788	(64)
Harvest Technology Partners	275	(271)	2,936	(157)
Harvest Global Select Partners	739	(99)	62	(47)
Harvest Diversified Partners	1,426	(333)	—	—

The tables below present summarized financial information of NYMT at June 30, 2010 and December 31, 2009 as well as for the three and six months ended June 30, 2010 and 2009.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Statement of Operations Data:
Interest income - investment securities and loans held in securitization trusts	$5,185	$7,621	$11,406	$16,206
Interest expense - investment securities and loans held in securitization trusts	1,284	2,047	2,676	5,177
Provision for loan losses	(600)	(259)	(602)	(888)
Impairment loss on investment securities	—	—	—	(119)
Realized gain on investment securities	1,291	141	2,098	264
Income from continuing operations	1,274	2,438	3,631	4,337
Net income	1,542	2,547	4,210	4,601

(In thousands)	June 30, 2010	December 31, 2009
Statement of Financial Condition Data:
Investment securities - available for sale at fair value (including pledged assets of $64,277 and $91,071 at June 30, 2010 and December 31, 2009, respectively)	$115,978	$176,691
Mortgage loans held in securitization trusts (net)	250,092	276,176
Total assets	438,909	488,814
Financing arrangements, portfolio investments	60,315	85,106
Collateralized debt obligations	241,084	266,754
Convertible preferred debentures (net)	19,925	19,851
Total liabilities	373,956	425,827

23. Subsequent Events

On August 3, 2010, the Company’s board of directors declared a cash dividend of $0.015 per share of common stock for the second quarter of 2010 to be paid on September 3, 2010, to common stockholders of record on August 20, 2010.

On July 1, 2010 the Company drew down the remaining $13.9 million available under the line of credit with City National Bank to coincide with the commencement of the interest rate cap that the Company purchased on May 29, 2010. On July 1, 2010 the Company designated the interest rate cap into a cash flow hedging relationship to hedge the interest rate risk of a total of $27.1 million of outstanding borrowings with City National Bank.

On July 19, 2010, the Company advanced an additional $0.6 million under the pledge and security agreement with Princeton Advisory Group.

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

Underwriting Revenues

We earn underwriting revenues from securities offerings in which we act as an underwriter, such as initial public offerings and follow-on equity offerings. Underwriting revenues include management fees, underwriting fees, selling concessions and realized and unrealized net gains and losses on equity positions held in inventory for a period of time to facilitate the completion of certain underwritten transactions. We record underwriting revenues, net of related syndicate expenses, at the time the underwriting is completed. In syndicated underwritten transactions, management estimates our share of transaction-related expenses incurred by the syndicate, and we recognize revenues net of such expense. On final settlement by the lead manager, typically 90 days from the trade date of the transaction, we adjust these amounts to reflect the actual transaction-related expenses and our resulting underwriting fee. We receive a higher proportion of total fees in underwritten transactions in which we act as a lead manager.

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

Asset Management Fees

Asset management fees include base management fees and incentive fees earned from managing investment partnerships sponsored by us and investment accounts owned by clients. Base management fees earned by us are generally based on the fair value of assets under management or aggregate capital commitments and the fee schedule for each fund and account. We also earn incentive fees that are based upon the performance of investment funds and accounts. For most of the funds, such fees are based on a percentage of the excess of an investment return over a specified highwater mark or hurdle rate over a defined performance period. For private equity funds, incentive fees are based on a specified percentage of realized gains from the disposition of each portfolio investment in which each investor participates, and are earned by the Company after returning contributions by the investors for that portfolio investment and for all other portfolio investments in which each such investor participates that have been disposed of at the time of distribution.

As of June 30, 2010, the contractual base management fees earned from each of these investment funds ranged between 1% and 2% of assets under management or were 2% of aggregate committed capital. The contractual incentive fees were generally (i) 20%, subject to high-water marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the funds of funds; (iii) 25%, subject to a performance hurdle rate, for Harvest Mortgage Opportunities Partners (“HMOP”) and New York Mortgage Trust, Inc. (“NYMT”); and (iv) 20%, subject to high-water marks, for HGC.

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

The following tables present certain information with respect to the investment funds managed by Harvest Capital Strategies (“HCS”):

(In thousands)	Net Assets at		Company’s Share of Net Assets at
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Funds Managed by HCS:
Hedge Funds:
Harvest Opportunity Partners II	$75,780	$73,895	$4,509	$10,438
Harvest Small Cap Partners	336,173	336,083	8,427	8,741
Harvest Consumer Partners	8,205	12,117	99	5,590
Harvest Technology Partners	26,856	22,395	140	7,457
Harvest Mortgage Opportunities Partners (1)	10,997	10,544	7,422	7,090
Harvest Global Select Partners	—	5,559	—	1,086
Harvest Diversified Partners	31,238	—	15,959	—
Private Equity Funds:
Harvest Growth Capital (1)	4,510	—	469	—
Funds of Funds:
JMP Masters Fund	73,294	97,931	99	2,933
REITs:
New York Mortgage Trust (2)	48,414	48,414	N/A	N/A

Total funds managed by HCS	$615,467	$606,938	$37,124	$43,335

(1)	The Company’s share of net assets in HMOP and HGC was consolidated in the Company’s Statement of Financial Condition at June 30, 2010 and December 31, 2009.
(2)	The portion of the net assets of NYMT that is subject to the management fee calculation. In connection with its investment in NYMT, in January 2008, the Company entered into an advisory agreement between HCS and NYMT.

(In thousands)	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Company’s Share of Change in Fair Value	HCS Management Fee	HCS Incentive Fee	Company’s Share of Change in Fair Value	HCS Management Fee	HCS Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II	$195	$169	$286	$191	$332	$380
Harvest Small Cap Partners	(10)	1,560	—	(314)	3,182	—
Harvest Consumer Partners	(3)	22	—	(226)	42	—
Harvest Technology Partners	2	72	30	(237)	130	40
Harvest Mortgage Opportunities Partners (1)	177	40	36	411	79	89
Harvest Global Select Partners	4	14	19	60	31	118
Harvest Diversified Partners	284	62	(21)	759	118	99
Pledge Funds:
Harvest Growth Capital (1)	(1)	78	—	(1)	78	—
Funds of Funds:
JMP Masters Fund	31	174	—	116	351	—
REITs:
New York Mortgage Trust	—	182	558	—	345	840

Totals	$679	$2,373	$908	$759	$4,688	$1,566

(1) Revenues earned from HMOP and HGC are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of noncontrolling interest.
(In thousands)	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Company’s Share of Change in Fair Value	HCS Management Fee	HCS Incentive Fee	Company’s Share of Change in Fair Value	HCS Management Fee	HCS Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II	$763	$131	$243	$799	$290	$244
Harvest Small Cap Partners	461	1,464	1,519	2,019	2,764	7,940
Harvest Consumer Partners	103	13	18	309	21	39
Harvest Technology Partners	584	28	113	1,244	44	184
Harvest Mortgage Opportunities Partners (1)	826	46	—	1,240	105	—
Harvest Global Select Partners	13	9	6	13	9	6
Funds of Funds:
JMP Masters Fund	76	217	—	83	437	—
JMP Emerging Masters Fund	2	25	—	26	49	—
REITs:
New York Mortgage Trust	1,280	184	44	2,472	365	44

Totals	$4,108	$2,117	$1,943	$8,205	$4,084	$8,457

(1)	Revenues earned from HMOP are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of noncontrolling interest.

With the acquisition of Cratos, we earn management fees at JMP Credit as the asset manager of collateralized loan obligations. During the three and six months ended June 30, 2010, we earned management fees of $0.6 million and $1.2 million, respectively, or 50 bps annualized on gross assets under management. At June 30, 2010, gross assets under management were $483.0 million. As we consolidate the CLO, the management fees are eliminated on consolidation in accordance with U.S. GAAP.

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

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees include the cost of floor and electronic brokerage and execution, securities clearance, and exchange fees. We currently clear our securities transactions through Penson Financial Services Inc. (formally Ridge Clearing & Outsourcing Solutions, Inc. which was acquired by Penson Worldwide, Inc. on June 28, 2010). Changes in brokerage, clearing and exchange fees fluctuate largely in line with the volume of sales and trading activity.

Other Expenses

Other operating expenses primarily include travel and business development, market data, occupancy, legal and accounting professional fees, depreciation and CLO administration expense at JMP.

Noncontrolling Interest

Noncontrolling interest for three months ended June 30, 2010 includes the interest of third parties in JMP Credit and Harvest Mortgage Opportunities Partners (“HMOP”), majority-owned subsidiaries consolidated in our financial statements, and also third parties in Harvest Growth Capital (“HGC”), a minority-owned subsidiary consolidated on our books. Noncontrolling interest for three months ended June 30, 2009 includes the interest of third parties in HMOP and Opportunity Acquisition Corp. (“SPAC”), partially-owned subsidiaries consolidated on our books. SPAC was liquidated on December 31, 2009 with no distribution of assets to the noncontrolling interest holders due to its accumulated loss. The partnership agreements for HMOP provide for the right of the limited partners to remove the general partners by a simple majority vote of the non-affiliated limited partners. The Company follows the authoritative guidance under GAAP regarding the determination of whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. Such guidance applies when a general partner controls a limited partnership and is required to consolidate the limited partnership in its financial statements. Under the guidance, the general partner in a limited partnership is presumed to control the limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. If the limited partners have either (a) the substantive ability to liquidate the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights, the general partner does not control the limited partnership. The partnership agreements for HMOP provide for the right of the limited partners to remove the general partner by a simple majority vote of the non-affiliated limited partners. Because of these substantive kick-out rights, the Company, as the general partner, did not control HMOP and therefore did not consolidate HMOP from January 2, 2009 through April 30, 2009. During the quarter ended June 30, 2009, several non-affiliated limited partners redeemed their interest in HMOP, and the remaining limited partners were no longer deemed to have substantive kick-out rights. As a result, the Company consolidated HMOP in its consolidated financial statements effective May 1, 2009. For HGC the limited liability company agreements do not provide for the right of the members to remove the manager by a simple majority vote of the non-affiliated members and therefore the manager (with a minority interest in the limited liability company) is deemed to control HGC. As a result, the Company consolidated HGC from its inception on April 1, 2010.

Results of Operations

The following tables set forth our results of operations for the three and six month periods ended June 30, 2010 and 2009 and are not necessarily indicative of the results to be expected for any future period.

	Three Months Ended June 30,		Change from 2009 to 2010
(In thousands)	2010	2009	$	%
Revenues
Investment banking	$10,635	$10,598	$37	0.3%
Brokerage	7,690	9,358	(1,668)	-17.8%
Asset management fees	3,142	4,033	(891)	-22.1%
Principal transactions	411	6,533	(6,122)	-93.7%
Gain on sale and payoff of loans	15,762	4,844	10,918	225.4%
Gain on repurchase of asset-backed securities issued	—	108	(108)	N/A
Gain on bargain purchase	—	1,179	(1,179)	N/A
Net dividend income	499	651	(152)	-23.3%
Other income	305	660	(355)	-53.8%

Non-interest revenues	38,444	37,964	480	1.3%

Interest income	13,003	11,667	1,336	11.5%
Interest expense	(8,310)	(8,899)	589	-6.6%

Net interest income	4,693	2,768	1,925	69.5%

Provision for loan losses	(291)	(3,257)	2,966	-91.1%

Total net revenues after provision for loan losses	42,846	37,475	5,371	14.3%

Non-interest Expenses
Compensation and benefits	30,592	22,740	7,852	34.5%
Administration	1,974	1,322	652	49.3%
Brokerage, clearing and exchange fees	1,223	1,490	(267)	-17.9%
Other	3,941	3,562	379	10.6%

Total non-interest expenses	37,730	29,114	8,616	29.6%

Income before income tax expense	5,116	8,361	(3,245)	-38.8%
Income tax expense	2,133	3,560	(1,427)	-40.1%

Net income	2,983	4,801	(1,818)	-37.9%
Less: Net income attributable to noncontrolling interest	798	515	283	55.0%

Net income attributable to JMP Group Inc.	$2,185	$4,286	$(2,101)	-49.0%

	Six Months Ended June 30,		Change from 2009 to 2010
(In thousands)	2010	2009	$	%
Revenues
Investment banking	$16,104	$14,713	$1,391	9.5%
Brokerage	15,360	17,897	(2,537)	-14.2%
Asset management fees	6,033	12,499	(6,466)	-51.7%
Principal transactions	1,833	9,423	(7,590)	-80.5%
Gain on sale and payoff of loans	19,242	4,844	14,398	297.2%
Gain on repurchase of asset-backed securities issued	—	108	(108)	N/A
Gain on bargain purchase	—	1,179	(1,179)	N/A
Net dividend income	1,115	1,084	31	2.9%
Other income	801	928	(127)	-13.7%

Non-interest revenues	60,488	62,675	(2,187)	-3.5%

Interest income	24,581	11,958	12,623	105.6%
Interest expense	(16,550)	(8,980)	(7,570)	84.3%

Net interest income	8,031	2,978	5,053	169.7%

Provision for loan losses	(455)	(3,982)	3,527	-88.6%

Total net revenues after provision for loan losses	68,064	61,671	6,393	10.4%

Non-interest Expenses
Compensation and benefits	46,112	41,541	4,571	11.0%
Administration	2,995	2,443	552	22.6%
Brokerage, clearing and exchange fees	2,574	2,740	(166)	-6.1%
Other	7,858	6,499	1,359	20.9%

Total non-interest expenses	59,539	53,223	6,316	11.9%

Income before income tax expense	8,525	8,448	77	0.9%
Income tax expense	3,522	3,612	(90)	-2.5%

Net income	5,003	4,836	167	3.5%
Less: Net income attributable to non controlling interest	1,100	516	584	113.2%

Net income attributable to JMP Group Inc.	$3,903	$4,320	$(417)	-9.7%

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009

Overview

Total net revenues after provision for loan losses increased $5.4 million, or 14.3%, from $37.5 million for the quarter ended June 30, 2009 to $42.9 million for the quarter ended June 30, 2010, driven by an increase in net interest income of $1.9 million, a decrease in provision for loan losses of $3.0 million and an increase in non-interest income of $0.5 million.

Non-interest revenues increased $0.5 million, or 1.3%, primarily due to an increase in gain on sales and payoff of loans of $10.9 million, offset by a decrease in principal transaction revenues of $6.1 million, a decrease in brokerage revenues of $1.7 million and a decrease in asset management revenues of $0.9 million. In addition, non-interest revenues for the quarter ended June 30, 2009 included a bargain purchase gain of $1.2 million which was recorded in connection with the acquisition of Cratos.

Net interest income increased $1.9 million, or 69.5%, from $2.8 million for the quarter ended June 30, 2009 to $4.7 million for the same period in 2010. The increase was primarily related to net interest income of JMP Credit which increased from $2.8 million for the quarter ended June 30, 2009 to $4.7 million for the quarter ended June 30, 2010.

Provision for loan losses decreased $3.0 million, or 91.1%, from $3.3 million for the quarter ended June 30, 2009 to $0.3 million for the quarter ended June 30, 2010. The decrease was due to a decrease in provision recorded against loans held for investment of $0.7 million and a decrease in provision recorded against loans collateralizing ABS issued of $2.3 million.

Total non-interest expenses increased $8.6 million, or 29.6%, from $29.1 million for the quarter ended June 30, 2009 to $37.7 million for the quarter ended June 30, 2010, primarily due to an increase in compensation and benefits of $7.9 million.

Net income attributable to JMP Group Inc. decreased $2.1 million from $4.3 million for the quarter ended June 30, 2009 to $2.2 million for the quarter ended June 30, 2010 and includes a decrease in income tax expense from $3.6 million for the quarter ended June 30, 2009 to $2.1 million for the quarter ended June 30, 2010.

Revenues

Investment Banking

Investment banking revenues were $10.6 million for both the quarter ended June 30, 2009 and the quarter ended June 30, 2010. As a percentage of total net revenues after provision for loan losses, investment banking revenues decreased from 28.3% for the quarter ended June 30, 2009 to 24.8% for the quarter ended June 30, 2010. Public equity underwriting revenues increased $1.7 million, or 37.4%, from $4.4 million for the quarter ended June 30, 2009 to $6.1 million for the quarter ended June 30, 2010. We executed fifteen public equity underwriting transactions in the quarter ended June 30, 2010 compared to seven in the quarter ended June 30, 2009. We acted as a lead manager on two transactions in the quarter ended June 30, 2010 compared to one in the same period in 2009. Private placement revenues were $2.6 million for both quarters ended June 30, 2010 and 2009. We executed four private placement transactions in both quarters ended June 30, 2010 and 2009. Our strategic advisory revenues decreased $1.6 million, or 44.5%, from $3.6 million for the quarter ended June 30, 2009 to $2.0 million for the quarter ended June 30, 2010. We executed three strategic advisory transactions in the quarter ended June 30, 2010 compared to four in the quarter ended June 30, 2009.

Brokerage Revenues

Brokerage revenues decreased $1.7 million, or 17.8%, from $9.4 million for the quarter ended June 30, 2009 to $7.7 million for the quarter ended June 30, 2010. The decrease was the result of lower gross commissions. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 25.0% for the quarter ended June 30, 2009 to 17.9% for the quarter ended June 30, 2010.

Asset Management Fees

Asset management fees decreased $0.9 million, or 22.1%, from $4.0 million for the quarter ended June 30, 2009 to $3.1 million for the quarter ended June 30, 2010. Asset management fees include base management fees and incentive fees for our funds under management. Base management fees increased from $2.1 million for the quarter ended June 30, 2009 to $2.3 million for the same period in 2010. Incentive fees decreased from $1.9 million for the quarter ended June 30, 2009 to $0.9 million for the same period in 2010. The increase in base management fees was the result of an increase in client assets under management from $528.3 million as of June 30, 2009 to $578.3 million as of June 30, 2010. The decrease in incentive fees reflects a decline of $1.5 million related to Harvest Small Cap Partners, partly offset by an increase of $0.5 million related to NYMT. As a percentage of total net revenues after provision for loan losses, asset management fees decreased from 10.8% for the quarter ended June 30, 2009 to 7.3% for the same period in 2010.

Principal Transactions

Principal transaction revenues decreased $6.1 million, or 93.7%, from $6.5 million for the quarter ended June 30, 2009 to $0.4 million for the same period in 2010. The decrease was primarily due to a decrease in revenues from equity and other securities of $4.5 million, from a gain of $4.4 million for the quarter ended June 30, 2009 to a loss of $0.1 million for the same period in 2010, and a decrease in revenues from our family of hedge funds and funds of funds of $1.6 million, from $2.1 million for the quarter ended June 30, 2009 to $0.5 million for the same period in 2010. The decrease in equity and other security transaction revenues of $4.5 million was primarily attributable to unrealized gain on our marketable equity securities, which decreased from $2.3 million for the quarter ended June 30, 2009 to $0.5 million for the same period in 2010, and unrealized gain on our convertible preferred security and equity security investments in NYMT, which decreased from a gain of $2.1 million for the quarter ended June 30, 2009 to a loss of $0.5 million for the same period in 2010.

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans increased $10.9 million from $4.8 million for the quarter ended June 30, 2009 to $15.8 million for the same period in 2010, with all of the gain generated at JMP Credit. During the quarter ended June 30, 2010, 21 loans were sold or paid off, including two loans that were partially sold, resulting in a total net gain of $15.8 million. Of the total net gain of $15.8 million, $12.4 million was related to 16 loan payoffs, where the borrowers repaid the loans at a premium to our carrying value. The remaining $3.4 million was comprised of gains on three loans which were sold at a premium to our carrying value, offset by losses on two partially-sold loans which were sold at a discount to our carrying value. We expect further gains in future periods; however, these revenues are highly unpredictable as we are not actively marketing the loans collateralized by asset-backed securities for sale.

Gain on Repurchase of Asset-Backed Securities Issued

Gain on repurchase of ABS issued decreased from $0.1 million for the quarter ended June 30, 2009 to zero for the quarter ended June 30, 2010. In May 2009, we repurchased in the open market $0.8 million of face value of our ABS at a discount resulting in a gain of $0.1 million recorded at JMP Credit. This type of gain is not expected to recur at these levels in future periods, unless the market price of our ABS issued falls significantly from our carrying value as of June 30, 2010 and we can take advantage of opportunistic repurchases.

Gain on Bargain Purchase

Upon the acquisition of Cratos by JMP Credit on April 7, 2009, a bargain purchase gain of $1.2 million was recorded which reflects the difference between the fair value of net assets acquired of $7.5 million and the GAAP consideration given to the sellers of $6.3 million. In accordance with the authoritative guidance under GAAP on business combinations, this gain was booked to revenues in the period the acquisition was completed. No such gain was recorded in the quarter ended June 30, 2010.

Net Dividend Income

Net dividend income decreased $0.2 million, or 23.3%, from $0.7 million for the quarter ended June 30, 2009 to $0.5 million for the quarter ended June 30, 2010. The decrease was primarily due to lower net dividends in our NYMT investment.

Other Income

Other income decreased $0.4 million, or 53.8%, from $0.7 million for the quarter ended June 30, 2009 to $0.3 million for the quarter ended June 30, 2010. For the quarter ended June 30, 2009, other income was primarily comprised of revenues from fee sharing arrangements with, and fees earned to raise capital for, third-party investment partnerships or funds. For the quarter ended June 30, 2010, other income was comprised of the aforementioned revenues plus administrative agency fees at JMP Credit.

Interest Income

Interest income increased $1.3 million, or 11.5%, from $11.7 million for the quarter ended June 30, 2009 to $13.0 million for the same period in 2010. The increase was primarily related to JMP Credit, which recorded interest income of $11.6 million and $12.8 million for the quarters ended June 30, 2009 and 2010, respectively.

At JMP Credit, for the quarter ended June 30, 2010, total interest income of $12.8 million was mainly comprised of interest earned on our 137 performing loans of $4.9 million, amortization of purchase discounts and other deferred fees of $0.4 million and the non-cash amortization of the liquidity discounts on our loans of $7.5 million. Of the $7.5 million, $2.4 million of liquidity discount accretion was accelerated due to unscheduled principal payments on these loans. The annualized weighted average interest rate on the loans (excluding the liquidity discount accretion) was 4.20% with a spread to weighted average LIBOR of 3.97% for the quarter ended June 30, 2010. The Company did not recognize any interest income, other than the accretion of liquidity discounts, for nine impaired loans with an aggregate weighted average loan balance of $45.2 million that were on non-accrual status during the quarter.

At JMP Credit, for the quarter ended June 30, 2009, total interest income of $11.6 million was mainly comprised of interest earned on our 74 performing loans of $4.9 million, amortization of purchase discounts and other deferred fees of $0.2 million and the non-cash amortization of the liquidity discounts on our loans of $6.4 million. Of the $6.4 million, $0.1 million of liquidity discount accretion was accelerated due to unscheduled principal payments on these loans. The annualized weighted average interest rate on the loans (excluding the liquidity discount accretion) was 5.4% with a spread to weighted average Libor of 4.36% for the quarter ended June 30, 2009. The Company did not recognize any interest income for the 14 impaired loans with an aggregate weighted average loan balance of $91.1 million that were on non-accrual status during the quarter.

Interest Expense

Interest expense decreased $0.6 million from $8.9 million for the quarter ended June 30, 2009 to $8.3 million for the same period in 2010. The decrease was primarily related to JMP Credit, which recorded interest expense of $8.8 million and $8.1 million for the quarters ended June 30, 2009 and 2010, respectively.

At JMP Credit, for the quarter ended June 30, 2010, interest expense of $8.1 million was comprised of interest expense on ABS issued of $1.2 million and non-cash amortization of the liquidity discount on the ABS issued of $6.9 million. The annualized weighted average cost of funds (excluding the liquidity discount amortization) for the ABS issued during the quarter was 1.09% with a spread to weighted average LIBOR of 0.74%.

At JMP Credit, for the quarter ended June 30, 2009, interest expense of $8.8 million was comprised of $1.8 million in interest expense on ABS issued, $6.9 million in non-cash amortization of the liquidity discount on ABS issued, and $0.1 million in interest primarily on the contingent consideration. The annualized cost of funds (excluding the liquidity discount amortization) for ABS issued during the quarter was 1.80%.

Provision for Loan Losses

Provision for loan losses decreased $3.0 million, or 91.1%, from $3.3 million for the quarter ended June 30, 2009 to $0.3 million for the same period in 2010. The decrease was primarily due to a decrease in provision against loans collateralizing ABS issued from $2.5 million for the quarter ended June 30, 2009 to $0.3 million for the quarter ended June 30, 2010. For the quarter ended June 30, 2010, the provision against loans collateralizing ABS issued of $0.3 million was recorded as pooled reserve against performing loans that were purchased after the Cratos acquisition. For the quarter ended June 30, 2009, the provision against loans collateralizing ABS issued of $2.5 million was comprised of $2.4 million of specific reserves on impaired loans, which were recorded in addition to the credit discount recorded at the acquisition of Cratos and $0.1 million of pooled reserve against performing loans. In addition to the provision against loans collateralizing ABS issued, provision against loans held for investment decreased from $0.7 million for the quarter ended June 30, 2009 to zero for the quarter ended June 30, 2010.

Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions as well as equity-based compensation to our employees and managing directors, increased $7.9 million, or 34.5%, from $22.7 million for the quarter ended June 30, 2009 to $30.6 million for the quarter ended June 30, 2010.

Employee payroll, taxes and benefits, and consultant fees, increased $0.6 million, or 8.4%, from $7.4 million for the quarter ended June 30, 2009 to $8.0 million for the quarter ended June 30, 2010 due to headcount increases.

Performance-based bonus and commission increased $7.1 million, or 50.4%, from $14.1 million for the quarter ended June 30, 2009 to $21.2 million for the quarter ended June 30, 2010. The increase was primarily due to additional compensation expense due to an increase in total net revenues after provision for loan losses of $5.4 million and $2.8 million of additional hiring bonus expense recorded in the quarter ended June 30, 2010. In addition, for the quarter ended June 30, 2010, we accrued performance-based bonus using revised target compensation to revenue ratios, primarily affecting our broker dealer subsidiary, to maintain competitive compensation levels. This resulted in higher compensation and benefits as a percentage of net revenues after provision for loan losses for the quarter ended June 30, 2010 compared to the same period in 2009.

Equity-based compensation increased $0.1 million, or 10.9%, from $1.3 million for the quarter ended June 30, 2009 to $1.4 million for the quarter ended June 30, 2010 driven by two opposing factors. There was a reduction in amortization expense of $0.6 million primarily due to the acceleration of the vesting of 1,295,000 RSUs on November 2, 2009, which eliminated the amortization expense on those RSUs for future periods, and scheduled vesting of RSUs granted in connection with the initial public offering in May 2009 and 2010. The reduction in amortization expense was partly offset by a one-time expense of $0.7 million recorded in May 2010 when we reduced the estimated forfeiture rate on RSUs granted in connection with the initial public offering to reflect recent forfeiture experience. The total equity-based compensation expense for the quarter ended June 30, 2010 and 2009 included $1.2 million and $0.8 million, respectively, recognized for RSUs granted in connection with the initial public offering and $0.2 million and $0.5 million, respectively, recognized for RSUs granted after the initial public offering.

Compensation and benefits as a percentage of revenues increased from 60.7% of total net revenues after provision for loan losses for the quarter ended June 30, 2009 to 71.4% for the same period in 2010. This was primarily due to the additional hiring bonus expense and the application of our target compensation to revenue ratios, as adjusted by management, discussed in the performance-based bonus section above. Excluding the hiring bonus expense of $2.8 million, expense related to RSUs granted in connection with the initial public offering of $1.2 million and expense related to RSUs granted after the initial public offering of $0.2 million, compensation and benefits as a percentage of total net revenues after provision for loan losses was 61.5% for the quarter ended June 30, 2010. Excluding expense related to RSUs granted in connection with the initial public offering of $0.8 million and expense related to RSUs granted after the initial public offering of $0.5 million, compensation and benefits as a percentage of total net revenues after provision for loan losses was 57.3% for the quarter ended June 30, 2009.

Administration

Administration expenses increased $0.7 million, or 49.4%, from $1.3 million for the quarter ended June 30, 2009 to $2.0 million for the quarter ended June 30, 2010 primarily due to an increase in conference expense of $0.3 million and an increase in placement and relocation cost of $0.2 million. As a percentage of total net revenues after provision for loan losses, administration expense increased from 3.5% of total net revenues after provision for loan losses for the quarter ended June 30, 2009 to 4.6% for the same period in 2010.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees decreased $0.3 million, or 17.9%, from $1.5 million for the quarter ended June 30, 2009 to $1.2 million for the quarter ended June 30, 2010. The decrease was primarily due to a decrease in trading volume and lower execution costs per share. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 4.0% for the quarter ended June 30, 2009 to 2.9% for the same period in 2010.

Other Expenses

Other expenses increased from $3.6 million for the quarter ended June 30, 2009 to $3.9 million for the quarter ended June 30, 2010, primarily due to an increase in travel and entertainment expense. As a percentage of total net revenues after provision for loan losses, other expenses decreased from 9.5% for the quarter ended June 30, 2009 to 9.2% for the same period in 2010.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest increased $0.3 million from $0.5 million for the quarter ended June 30, 2009 to $0.8 million for the quarter ended June 30, 2010. Noncontrolling interest for the quarter ended June 30, 2010 includes the interest of third parties in JMP Credit and HMOP, majority-owned subsidiaries consolidated on our books and also third parties in HGC a minority-owned subsidiary consolidated on our books. Noncontrolling interest for the quarter ended June 30, 2009 relates to the interest of third parties in HMOP and Opportunity Acquisition Corp. (“SPAC”). SPAC was liquidated on December 31, 2009. Because of the limited partners’ substantive kick-out rights, HMOP was not consolidated from January 2, 2009 through April 30, 2009. During the quarter ended June 30, 2009, several non-affiliated limited partners redeemed their interest in HMOP, and the remaining limited partners were no longer deemed to have substantive kick-out rights. As a result, the Company consolidated HMOP in its consolidated financial statements effective May 1, 2009. The members of HGC do not have substantive kick-out rights, and therefore, HGC has been consolidated from inception on April 1, 2010.

Provision for Income Taxes

For the quarter ended June 30, 2010 and 2009, we recorded tax expense of $2.1 million and $3.6 million, respectively. The effective tax rate for the quarter ended June 30, 2010 and 2009 was 41.7% and 45.4%, respectively.

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009

Overview

Total net revenues after provision for loan losses increased $6.4 million, or 10.4%, from $61.7 million for the six months ended June 30, 2009 to $68.1 million for the six months ended June 30, 2010, driven by an increase in net interest income of $5.1 million and a decrease in provision for loan losses of $3.5 million, offset by a decrease in non-interest income of $2.2 million.

Non-interest revenues decreased $2.2 million, or 3.5%, primarily due to an increase in gain on sale and payoff of loans of $14.4 million, offset by a decrease in principal transaction revenues of $7.6 million, a decrease in asset management revenues of $6.5 million and a decrease in brokerage revenues of $2.5 million. Net interest income increased from $3.0 million for the six months ended June 30, 2009 to $8.0 million for the same period in 2010. The increase was primarily due to an increase in net interest income at JMP Credit of $5.1 million, from $2.8 million for the six months ended June 30, 2009 to $7.9 million for the six months ended June 30, 2010. Provision for loan losses decreased $3.5 million, or 88.6%, from $4.0 million for the six months ended June 30, 2009 to $0.5 million for the six months ended June 30, 2010. The decrease was comprised of a decrease in provision recorded against loans held for investment of $1.5 million and a decrease in provision recorded against loans collateralizing ABS issued of $2.0 million.

Total non-interest expenses increased $6.3 million, or 11.9%, from $53.2 million for the six months ended June 30, 2009 to $59.5 million for the six months ended June 30, 2010, primarily due to an increase in compensation and benefits of $4.6 million and an increase in other expense of $1.4 million.

Net income attributable to JMP Group Inc. decreased $0.4 million from $4.3 million for the six months ended June 30, 2009 to $3.9 million for the six months ended June 30, 2010 and includes income tax expense of $3.6 million and $3.5 million for the six months ended June 30, 2009 and 2010, respectively.

Revenues

Investment Banking

Investment banking revenues increased $1.4 million, or 9.5%, from $14.7 million for the six months ended June 30, 2009 to $16.1 million for the same period in 2010, and decreased as a percentage of total net revenues after provision for loan losses from 23.9% to 23.7%, respectively. The increase in revenues reflects a higher level of activity in our public equity underwriting and private placement business, partially offset by decreased activity in our strategic advisory business. Public equity underwriting revenues increased $3.3 million, from $5.5 million for the six months ended June 30, 2009 to $8.8 million for the six months ended June 30, 2010. We executed twenty-one public equity underwriting transactions in the six months ended June 30, 2010 compared to nine in the six months ended June 30, 2009. We acted as a lead manager on three transactions in the six months ended June 30, 2010 and one in the same period in 2009. Private placement revenues increased $0.1 million from $2.9 million for the six months ended June 30, 2009 to $3.0 million for the six months ended June 30, 2010. We executed five private placement transactions in both the six months ended June 30, 2010 and 2009. Our strategic advisory revenues decreased $1.9 million, or 30.5%, from $6.3 million for the six months ended June 30, 2009 to $4.4 million for the six months ended June 30, 2010. We executed six strategic advisory transactions in the six months ended June 30, 2010 compared to seven in the quarter ended June 30, 2009.

Brokerage Revenues

Brokerage revenues decreased $2.5 million, or 14.2%, from $17.9 million for the six months ended June 30, 2009 to $15.4 million for the six months ended June 30, 2010. The decrease was the result of lower gross commissions. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 29.0% for the six months ended June 30, 2009 to 22.6% for the six months ended June 30, 2010.

Asset Management Fees

Asset management fees decreased $6.5 million, or 51.7%, from $12.5 million for the six months ended June 30, 2009 to $6.0 million for the six months ended June 30, 2010. Asset management fees include base management fees and incentive fees for our funds under management. Base management fees increased from $4.0 million for the six months ended June 30, 2009 to $4.5 million for the same period in 2010. Incentive fees decreased from $8.5 million for the six months ended June 30, 2009 to $1.5 million for the same period in 2010. The increase in base management fees was the result of an increase in client assets under management from $528.3 million as of June 30, 2009 to $578.3 million as of June 30, 2010. The decrease in incentive fees reflects a decline of $7.9 million related to Harvest Small Cap Partners, partly offset by a $0.8 million increase related to NYMT. As a percentage of total net revenues after provision for loan losses, asset management fees decreased from 20.3% for the six months ended June 30, 2009 to 8.9% for the same period in 2010.

Principal Transactions

Principal transaction revenues decreased $7.6 million, or 80.5%, from $9.4 million for the six months ended June 30, 2009 to $1.8 million for the same period in 2010. The decrease was primarily due to a $3.2 million decrease in revenues from equity and other securities and a $4.6 million decrease in revenues from our family of hedge funds and funds of funds. The decrease in equity and other security transaction revenues was primarily attributable to unrealized gain or loss on our convertible preferred security and equity security investments in NYMT which decreased from a gain of $3.3 million for the six months ended June 30, 2009 to a loss of $0.3 million for the same period in 2010.

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans increased $14.4 million from $4.8 million for the six months ended June 30, 2009 to $19.2 million for the same period in 2010, with all of the gain generated at JMP Credit. During the six months ended June 30, 2010, 32 loans were sold or paid off, including two loans partially sold, resulting in a total net gain of $19.2 million. Of the total net gain of $19.2 million, $15.3 million was related to 26 loan payoffs, where the borrowers repaid the loans at a premium to our carrying value. The remaining $3.9 million was related to six loans, four of which were sold in full at a premium to our carrying value, and two of which were partially sold at a discount to our carrying value. We expect further gains in future periods; however, these revenues are highly unpredictable as we are not actively marketing the loans collateralized by asset-backed securities for sale.

Gain on Repurchase of Asset-Backed Securities Issued

Gain on repurchase of ABS issued decreased from $0.1 million for the six months ended June 30, 2009 to zero for the six months ended June 30, 2010. In May 2009, we repurchased in the open market $0.8 million of face value of our ABS at a discount resulting in a gain of $0.1 million recorded at JMP Credit. This type of gain is not expected to recur at these levels in future periods, unless the market price of our ABS issued falls significantly from our carrying value as of June 30, 2010 and we can take advantage of opportunistic repurchases.

Gain on Bargain Purchase

Upon the acquisition of Cratos by JMP Credit on April 7, 2009, a bargain purchase gain of $1.2 million was recorded which reflected the difference between the fair value of net assets acquired of $7.5 million and the GAAP consideration given to the sellers of $6.3 million. In accordance with the authoritative guidance under GAAP on business combinations, this gain was booked to revenues in the period the acquisition was completed. No such gain was recorded in the six month period ended June 30, 2010.

Net Dividend Income

Net dividend income was $1.1 million for both the six months ended June 30, 2009 and 2010. For both periods, net dividend income was primarily related to dividends from our NYMT investment.

Other Income

Other income decreased from $0.9 million for the six months ended June 30, 2009 to $0.8 million for the six months ended June 30, 2010. For the six months ended June 30, 2009, other income was primarily comprised of revenues from fee sharing arrangements with, and fees earned to raise capital for, third-party investment partnerships or funds. For the six months ended June 30, 2010, other income was comprised of the aforementioned revenues plus administrative agency fees at JMP Credit.

Interest Income

Interest income increased $12.6 million from $12.0 million for the six months ended June 30, 2009 to $24.6 million for the same period in 2009. The decrease was primarily related to JMP Credit, which recorded interest income of $11.6 million and $24.2 million for the six months ended June 30, 2009 and 2010, respectively.

At JMP Credit, for the six months ended June 30, 2010, total interest income of $24.2 million was mainly comprised of interest earned on our 137 performing loans of $10.1 million, amortization of purchase discounts and other deferred fees of $0.8 million and the non-cash amortization of the liquidity discounts on our loans of $13.3 million. Of the $13.3 million, $2.8 million of liquidity discount accretion was accelerated due to unscheduled principal payments on these loans. The annualized weighted average interest rate on the loans (excluding the liquidity discount accretion) was 4.27% with a spread to weighted average LIBOR of 3.97% for the six months ended June 30, 2010. The Company did not recognize any interest income, other than the accretion of liquidity discounts, for 11 impaired loans with an aggregate weighted average loan balance of $67.0 million that were on non-accrual status during the six months.

At JMP Credit, for the six months ended June 30, 2009, total interest income of $11.6 million was comprised of interest earned on our 74 performing loans of $4.9 million, amortization of purchase discounts and other deferred fees of $0.2 million and the non-cash amortization of the liquidity discounts on our loans of $6.4 million. Of the $6.4 million, $0.1 million of liquidity discount accretion was accelerated due to unscheduled principal payments on these loans. The annualized weighted average interest rate on the loans (excluding the liquidity discount accretion) was 5.4% with a spread to weighted average Libor of 4.36% for the six months ended June 30, 2009. We did not recognize any interest income for the 14 impaired loans with a weighted average loan balance of $91.1 million that were on non-accrual status during the six months.

Interest Expense

Interest expense increased $7.6 million from $9.0 million for the six months ended June 30, 2009 to $16.6 million for the same period in 2010. The increase was primarily related to JMP Credit, which recorded interest expense of $8.8 million and $16.3 million for the six months ended June 30, 2009 and 2010, respectively.

At JMP Credit, for the six months ended June 30, 2010, interest expense of $16.3 million was comprised of interest expense on ABS issued of $2.3 million and non-cash amortization of the liquidity discount on the ABS issued of $14.0 million. The annualized weighted average cost of funds (excluding the liquidity discount amortization) for the ABS issued during the six months was 1.04% with a spread to weighted average LIBOR of 0.74%.

Provision for Loan Losses

Provision for loan losses decreased from $4.0 million for the six months ended June 30, 2009 to $0.5 million for the same period in 2010. The decrease was comprised of a decrease in provision against loans held for investment from $1.5 million for the six months ended June 30, 2009 to zero for the same period in 2010 and a decrease in provision against loans collateralizing ABS issued from $2.5 million for the six months ended June 30, 2009 to $0.5 million for the same period in 2010. For the six months ended June 30, 2010, the provision against loans collateralizing ABS issued of $0.5 million was recorded as pooled reserve against performing loans that were purchased after the Cratos acquisition. For the six months ended June 30, 2009, the provision against loans collateralizing ABS issued of $2.5 million was comprised of $2.4 million of specific reserves on impaired loans, which were recorded in addition to the credit discount recorded at the acquisition of Cratos and $0.1 million of pooled reserve against performing loans.

Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions as well as equity-based compensation to our employees and managing directors, increased $4.6 million, or 11.0%, from $41.5 million for the six months ended June 30, 2009 to $46.1 million for the six months ended June 30, 2010.

Employee payroll, taxes and benefits, and consultant fees, increased $1.6 million, or 11.5%, from $14.7 million for the six months ended June 30, 2009 to $16.3 million for the six months ended June 30, 2010 due to headcount increases.

Performance-based bonus and commission increased $3.2 million, or 13.2%, from $24.2 million for the six months ended June 30, 2009 to $27.4 million for the same period in 2010. The increase was primarily due to an increase compensation expense due to an increase in total net revenues after provision for loan losses of $6.4 million and $2.8 million of additional hiring bonus expense recorded in the six months ended June 30, 2010.

Equity-based compensation decreased $0.3 million, or 12.5%, from $2.6 million for the six months ended June 30, 2009 to $2.3 million for the same period in 2010 driven by two opposing factors. There was a reduction in amortization expense of $1.0 million primarily due to the acceleration of the vesting of 1,295,000 RSUs on November 2, 2009, which eliminated the amortization expense on those RSUs for future periods, and scheduled vesting of RSUs granted in connection with the initial public offering in May 2009 and 2010. The reduction in amortization expense was partly offset by a one-time expense of $0.7 million recorded in May 2010 when we reduced the estimated forfeiture rate on RSUs granted in connection with the initial public offering to reflect recent forfeiture experience. The total equity-based compensation expense for the six months ended June 30, 2010 and 2009 included $1.9 million and $1.8 million, respectively, recognized for RSUs granted in connection with the initial public offering and $0.4 million and $0.9 million, respectively, recognized for RSUs granted after the initial public offering.

Compensation and benefits as a percentage of revenues increased from 67.4% of total net revenues after provision for loan losses for the six months ended June 30, 2009 to 67.7% for the same period in 2010. This was primarily due to the additional hiring bonus expense recorded in the six months ended June 30, 2010, offset by a lower target compensation expense ratio on revenues for the six months ended June 30, 2010 reflecting a decrease in asset management revenues, for which we accrue performance-based bonus at a higher rate than other types of revenues. Excluding the hiring bonus expense of $2.8 million, expense related to RSUs granted in connection with the initial public offering of $1.9 million and expense related to RSUs granted after the initial public offering of $0.4 million, compensation and benefits as a percentage of total net revenues after provision for loan losses was 60.2% for the six months ended June 30, 2010. Excluding expense related to RSUs granted in connection with the initial public offering of $1.8 million and expense related to RSUs granted after the initial public offering of $0.9 million, compensation and benefits as a percentage of total net revenues after provision for loan losses was 63.1% for the six months ended June 30, 2009.

Administration

Administration expenses increased $0.6 million, or 22.6%, from $2.4 million for the six months ended June 30, 2009 to $3.0 million for the six months ended June 30, 2010 primarily due to an increase in conference expense of $0.2 million, an increase in placement and relocation cost of $0.1 million and an increase in regulatory fees of $0.1 million relating to our broker-dealer entity. As a percentage of total net revenues after provision for loan losses, administration expense increased from 4.0% of total net revenues after provision for loan losses for the six months ended June 30, 2009 to 4.4% for the same period in 2010.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees decreased from $2.7 million for the six months ended June 30, 2009 to $2.6 million for the six months ended June 30, 2010. The decrease was primarily due to a decrease in trading volume. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees increased from 4.4% for the six months ended June 30, 2009 to 3.8% for the same period in 2010.

Other Expenses

Other expenses increased $1.4 million, or 20.9%, from $6.5 million for the six months ended June 30, 2009 to $7.9 million for the six months ended June 30, 2010. The increase was primarily due to an increase in travel and entertainment expense of $0.7 million, an increase in market data expense of $0.2 million, an increase in administrative expense related to the CLO at JMP Credit of $0.2 million and an increase in occupancy of $0.1 million. As a percentage of total net revenues after provision for loan losses, other expenses increased from 10.5% for the six months ended June 30, 2009 to 11.5% for the same period in 2010.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest increased $0.6 million from $0.5 million for the six months ended June 30, 2009 to $1.1 million for the six months ended June 30, 2010. Noncontrolling interest for the six months ended June 30, 2010 includes the interest of third parties in JMP Credit and HMOP, majority-owned subsidiaries, and HGC, a minority-owned subsidiary, all of which are consolidated on our books. Noncontrolling interest for the six months ended June 30, 2009 relates to the interest of third parties in SPAC and HMOP. SPAC was liquidated on December 31, 2009. Because of the limited partners’ substantive kick-out rights, HMOP was not consolidated from January 2, 2009 through April 30, 2009. During the six months ended June 30, 2009, several non-affiliated limited partners redeemed their interest in HMOP, and the remaining limited partners were no longer deemed to have substantive kick-out rights. As a result, the Company consolidated HMOP in its consolidated financial statements effective May 1, 2009. The members of HGC do not have substantive kick-out rights, and therefore, HGC has been consolidated from inception on April 1, 2010.

Provision for Income Taxes

For the six months ended June 30, 2010 and 2009, we recorded tax expense of $3.5 million and $3.6 million, respectively. The effective tax rate for the six months ended June 30, 2010 and 2009 was 41.3% and 45.5%, respectively.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital and liquidity for the six months ended June 30, 2010 to demonstrate where our capital is invested and the financial condition of the Company.

As of June 30, 2010, we had net liquid assets of $66.3 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, note payable and noncontrolling interest. We had an undrawn $13.9 million revolving line of credit with City National Bank (the “Lender”) at June 30, 2010. On July 1, 2010 the Company drew down the remaining $13.9 million available under the line of credit with City National Bank to coincide with the commencement of the interest rate cap that the Company purchased on May 29, 2010. On July 1, 2010 the Company designated the interest rate cap into a cash flow hedging relationship to hedge the interest rate risk of a total of $27.1 million of outstanding borrowings with City National Bank.

Prior to our initial public offering, we satisfied our capital and liquidity requirements primarily through member contributions from our managing directors and internally generated cash from operations. Since our initial public offering, we have satisfied our capital and liquidity requirements primarily through the net proceeds from the initial public offering and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. At June 30, 2010 and December 31, 2009, the Company had Level 3 assets (assets whose fair value was determined using unobservable inputs that are not corroborated by market data) of $23.3 million and $23.9 million, respectively, which represented 4.0% and 4.2% of total assets, respectively.

On April 7, 2009, we invested $4.0 million of cash and granted $3.0 million original par amount, with a $2.3 million estimated fair value, of contingent consideration (a zero coupon note) to acquire 100% of the membership interests and net assets of $7.5 million of Cratos. In December 2009, we repurchased the contingent consideration for $1.8 million. As we own 100% of the subordinated securities of the CLO, in accordance with the authoritative guidance under GAAP on accounting for consolidation of variable interest entities, we are the primary beneficiary and are required to consolidate all of the assets and liabilities of the CLO securitization structure even though it is a bankruptcy remote entity with no recourse to us.

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

The CLO must comply with certain asset coverage tests, such as tests that restrict the amount of discounted obligations and obligations rated “CCC” or lower it can hold. During any time the CLO exceeds such a limit, our ability, as CLO manager, to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, defaulted obligations, discounted assets (those purchased below 85% of their par value) and assets rated “CCC” or lower in excess of applicable limits in the CLO’s investment criteria are not given full par credit for purposes of calculation of the CLO overcollateralization (“OC”) tests. Even though we were in compliance with all OC tests on the determination date in May 2010, on the quarterly determination dates in August 2009, November 2009 and February 2010, the CLO was in violation of its Class E OC test. In order to remedy the deficiency, we were required to use $10.2 million of the CLO’s residual cash flows to pay down Class A note holders, rather than distribute the funds to us as owners of the CLO’s subordinated notes. If the CLO were to violate the Class E test, or any more senior tests, we would be required to pay down the most senior notes with the residual cash flows until the violation was cured. In the most extreme case, if the CLO were in violation of the most senior OC test, the Class A note holders would have the ability to declare an event of default and cause an acceleration of all principal and interest outstanding on the notes.

For financial reporting purposes, the loans and asset-backed securities are consolidated on our balance sheet. The loans are reported at their cost adjusted for amortization of liquidity discount and credit reserves, both of which were recorded at the Cratos acquisition date, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discount only. At June 30, 2010, we had $357.8 million of loans collateralizing asset-backed securities, net, $37.7 million of restricted cash and $1.0 million of interest receivable funded by $337.1 million of asset-backed securities issued, net, and interest payable of $0.6 million. These assets and liabilities represented 68.3% of total assets and 75.2% of total liabilities respectively, reported on our consolidated statement of financial condition at June 30, 2010.

The tables below summarize the loans held by the CLO grouped by range of outstanding balance, industry and Moody’s Investors Services, Inc. rating category as of June 30, 2010.

(Dollars in thousands)	As of June 30, 2010
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal
$0 - $500	7	12/2011 - 03/2017	$3,353
$501 - $2,000	34	12/2012 - 06/2017	46,578
$2,001 - $5,000	72	05/2011 - 04/2017	239,832
$5,001 - $10,000	23	03/2012 - 03/2016	158,990

Total	136		$448,753

(Dollars in thousands)	As of June 30, 2010
Indusry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Healthcare, Education & Childcare	15	$45,698	10.2%
Personal, Food & Misc Services	7	28,118	6.3%
Retail Store	9	27,715	6.2%
Chemicals, Plastics and Rubber	8	26,277	5.9%
Electronics	7	26,090	5.8%
Aerospace & Defense	7	25,156	5.6%
Printing & Publishing	5	24,755	5.5%
Telecommunications	9	24,015	5.4%
Beverage, Food & Tobacco	4	19,180	4.3%
Leisure , Amusement, Motion Pictures & Entertainment	9	18,251	4.1%
Hotels, Motels, Inns and Gaming	4	15,621	3.5%
Utilities	4	15,107	3.4%
Insurance	2	14,311	3.2%
Personal & Non-Durable Consumer Products	4	14,045	3.1%
Cargo Transport	2	13,695	3.1%
Farming & Agriculture	3	13,379	3.0%
Finance	5	13,253	3.0%
Ecological	4	11,296	2.5%
Broadcasting & Entertainment	2	10,204	2.3%
Diversified/Conglomerate Mfg	3	9,178	2.0%
Machinery (Non-Agriculture, Non-Construction & Non-Electronic)	2	8,761	2.0%
Personal Transportation	4	8,676	1.9%
Diversified/Conglomerate Service	1	7,157	1.6%
Buildings and Real Estate	2	5,000	1.1%
Textiles & Leather	4	4,946	1.1%
Containers, Packaging and Glass	2	4,816	1.1%
Mining, Steel, Iron and Non-Precious Metals	2	4,492	1.0%
Grocery	2	2,983	0.7%
Automobile	2	3,383	0.8%
Home and Office Furnishings, Housewares and Durable Consumer Products	1	1,798	0.4%
Diversified Natural Resources, Precious Metals and Minerals	1	1,397	0.3%

Total	136	$448,753	100.0%

(Dollars in thousands)	As of June 30, 2010
Moody’s Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
Baa2	1	$2,487	0.6%
Baa3	1	5,864	1.3%
Ba1	8	21,337	4.8%
Ba2	16	49,801	11.1%
Ba3	21	52,659	11.7%
B1	29	81,550	18.2%
B2	36	117,631	26.1%
B3	15	74,444	16.6%
Caa1	4	18,353	4.1%
Caa2	3	20,698	4.6%
Caa3	2	3,929	0.9%

Total	136	$448,753	100.0%

As of June 30, 2010 the Company had a revolving and term loan credit facility with City National Bank (“CNB”), entered into on August 3, 2006. During the three months ended June 30, 2010 the Company drew down $5.0 million to increase the revolving loan to $7.1 million at June 30, 2010 with a remaining undrawn balance of $13.9 million at that date. The Company’s outstanding term loan with CNB was $6.1 million at June 30, 2010. Both the revolving and term loan bear interest at LIBOR plus 2.25%. On May 29, 2010 the Company entered into an interest rate cap with the Lender to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the counterparty in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the line of credit and term loan to such rate. The cap has a notional principal amount of $27.1 million (as the remaining balance available under the revolving line of credit was drawn down on July 1, 2010), indexed to LIBOR and amortizes in accordance with the amortization of the revolving line of credit and term loan.

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

The Company currently intends to declare quarterly cash dividends on all outstanding shares of common stock. The Company currently does not plan to pay dividends on unvested shares of restricted stock. In March and May 2010, the Company’s board of directors declared a quarterly cash dividend of $0.01 per share and $0.015 per share of common stock, respectively, which the Company paid in April 2010 and June 2010 for the fourth quarter of 2009 and the first quarter of 2010, respectively.

During the three months ended June 30, 2010 and 2009, the Company repurchased 938,458 and 131,972 shares, respectively, of the Company’s common stock at an average price of $6.88 per share and $6.40 per share, respectively, for an aggregate purchase price of $6.5 million and $0.8 million, respectively. Of the total shares repurchased during the three months ended June 30, 2010 and 2009, 173,938 shares and 131,972 shares, respectively, were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company.

We had total restricted cash of $48.5 million comprised primarily of $37.7 million of restricted cash at JMP Credit on June 30, 2010. This balance was comprised of $3.4 million in interest received from loans in the CLO and $34.3 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLO. The principal restricted cash will be used to buy additional loans.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule. We use the basic method permitted by the Uniform Net Capital Rule to compute net capital, which generally requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of $15.5 million and $45.3 million, which were $13.7 million and $43.7 million in excess of the required net capital of $1.8 million and $1.6 million at June 30, 2010 and December 31, 2009, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.86 to 1 and 0.26 to 1 at June 30, 2010 and December 31, 2009, respectively.

A condensed table of cash flows for the six months ended June 30, 2010 and 2009 is presented below.

(Dollars in thousands)	Six Months Ended June 30,		Change from 2009 to 2010
	2010	2009	$	%
Cash flows used in operations	$(33,455)	$(1,688)	$(31,767)	-1881.9%
Cash flows provided by (used in) investing activities	3,635	(4,661)	8,296	N/A
Cash flows (used in) provided by financing activities	(3,262)	801	(4,063)	N/A

Total cash flows	$(33,082)	$(5,548)	$(27,534)	-496.3%

(Dollars in thousands)	Six Months Ended June 30,		Change from 2008 to 2009
	2009	2008	$	%
Cash flows used in operations	$(1,688)	$(23,462)	$21,774	92.8%
Cash flows used in investing activities	(4,661)	(21,881)	17,220	78.7%
Cash flows provided by financing activities	801	711	90	12.7%

Total cash flows	$(5,548)	$(44,632)	$39,084	87.6%

Cash Flows for the Six Months Ended June 30, 2010

Cash decreased by $33.1 million during the six months ended June 30, 2010, primarily as a result of cash used in operating activities.

Our operating activities used $33.4 million of cash from the net income of $5.0 million adjusted for the cash used in the change in operating assets and liabilities of $24.5 million and non-cash revenue and expense items of $13.9 million. The non-cash revenue and expense items included gain on sale and payoff of loans of $19.2 million and net accretion expense of liquidity discount of $0.7 million.

Our investing activities provided $3.6 million of cash, which primarily due to cash provided by sales and payoff of loans collateralizing ABS of $120.5 million, repayments on loans collateralizing ABS of $47.1 million, and sales of other investments of $25.1 million, offset by cash used in funding of loans collateralizing ABS of $164.6 million, purchases of other investments of $20.6 million and net change in restricted cash reserved for lending activities of $3.2 million.

Our financing activities used $3.3 million of cash primarily due to repurchase of our common stock for treasury of $7.2 million and repayment of asset-backed securities issued of $3.5 million, partly offset by capital contributions from noncontrolling interest holders of $4.1 million.

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

Our investing activities used $4.7 million, which consisted mostly of $50.2 million used for funding of loans collateralizing asset-backed securities issued, $7.4 million used for purchases of other investments, offset by $17.7 million of net change in restricted cash reserved for lending activities, $18.5 million of sale of loans collateralizing asset-backed securities issued and $12.9 million of principal payments received on loans collateralizing asset-backed securities issued.

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

Off-Balance Sheet Arrangements

In connection with the CLO, the Company had unfunded commitments to lend of $2.3 million and standby letters of credit of $0.3 million as of June 30, 2010. These commitments do not extend to JMP Group Inc.

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

We had no other material off-balance sheet arrangements as of June 30, 2010. However, as described below under “Qualitative and Quantitative Disclosures About Market Risk—Credit Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Equity Price and Liquidity Risk

Equity price and liquidity risk represents the potential loss in value due to adverse changes in the level of market activity and volatility of equity prices. We are exposed to equity price and liquidity risk through our trading activities in both listed and OTC equity markets and security positions in our principal investment portfolio. We attempt to reduce the risk of loss inherent in our inventory of equity securities by establishing position limits, monitoring inventory turnover and entering into hedging transactions designed to mitigate our market risk profile.

Interest Rate Risk

Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold U.S. Treasury securities and other fixed income securities and may incur interest-sensitive liabilities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve. We believe we have mitigated our interest rate risk on our interest-sensitive liabilities, except liabilities of the CLO, by entering into an interest rate cap through the maturity of these liabilities.

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

Marketable securities owned and securities sold, but not yet purchased, consist of U.S. listed and over-the-counter (“OTC”) equity securities. Other investments include investments in private investment funds managed by us or our affiliates, as well as cash paid for a subscription in a private investment fund managed by a third party. Such investments held by non-broker-dealer entities are accounted for under the equity method based on our share of the earnings (or losses) of the investee. The financial position and operating results of the private investment funds are generally determined on an estimated fair value basis as set forth in the AICPA Audit and Accounting Guide: Investment Companies. Generally, securities are valued (i) at their last published sale price if they are listed on an established exchange or (ii) if last sales prices are not published, at the highest closing “bid” price (for securities held “long”) and the lowest closing “asked” price (for “short” positions) as recorded by the composite tape system or such principal exchange, as the case may be. Where the general partner determines that market prices or quotations do not fairly represent the value of a security in the investment fund’s portfolio (for example, if a security is a restricted security of a class that is publicly traded) the general partner may assign a different value. The general partner will determine the estimated fair value of any assets that are not publicly traded.

Also included in other investments are NYMT convertible preferred stock, warrants on public and private common stock, private equity securities owned by HGC and JMP Capital and an interest rate cap derivative instrument. The valuation of the investment in NYMT convertible preferred stock is based on a fair value estimate using the Black-Scholes credit adjusted valuation model on Bloomberg. The warrants on public and private common stock are generally received as a result of investment banking transactions and are valued at estimated fair value as determined by management. Warrants owned are valued at the date of issuance and marked-to-market as unrealized gains and losses until realized. Estimated fair value is determined using the Black-Scholes Options Valuation methodology adjusted for active market and other considerations on a case-by-case basis. The fair value of the private equity securities owned by HGC and JMP Capital is determined by the Company using comparable public company metrics discounted for private company market illiquidity. The interest rate cap derivative instrument fair value is determined from counterparty price quotations.

The Company follows the authoritative guidance included in GAAP on the fair value option which provides companies with a choice to report selected financial assets and financial liabilities at fair value. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in the Consolidated Statements of Operations. Additionally, the guidance allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.

We elected to apply the fair value option to the following financial assets:

•	Investment in NYMT convertible preferred stock; and

•	Investment in NYMT common stock

During the three and six months ended June 30, 2010, the Company recorded unrealized loss of $0.5 million and $0.3 million, respectively, on the above investments in NYMT primarily in response to the performance of NYMT’s stock during the period.

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

Legal and Other Contingent Liabilities

We are involved in various pending and potential complaints, arbitrations, legal actions, investigations and proceedings related to our business from time to time. Some of these matters involve claims for substantial amounts, including claims for punitive and other special damages. The number of complaints, legal actions, investigations and regulatory proceedings against financial institutions like us has been increasing in recent years. We have, after consultation with counsel and consideration of facts currently known by management, recorded estimated losses in accordance with authoritative guidance under GAAP on contingencies, to the extent that a claim may result in a probable loss and the amount of the loss can be reasonably estimated. The determination of these reserve amounts requires significant judgment on the part of management and our ultimate liabilities may be materially different. In making these determinations, management considers many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of successful defense against the claim and the potential for, and magnitude of, damages or settlements from such pending and potential complaints, legal actions, arbitrations, investigations and proceedings, and fines and penalties or orders from regulatory agencies.

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

Our management, with the participation of the Chairman and Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1	Legal Proceedings

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

We review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in liability and the amount of loss, if any, can be reasonably estimated. Generally, with respect to matters we are involved in, in view of the inherent difficulty of predicting the outcome of these matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time other than for reasonably estimable legal fees and expenses.

ITEM 1A.	Risk Factors

The risk factors included in our December 31, 2009 annual report on Form 10-K continue to apply to us, and describe risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. There have not been any material changes from the risk factors previously described in our December 31, 2009 annual report on Form 10-K, except for the addition of the following risk factor.

Recently enacted financial reforms and related regulations may negatively affect our business activities, financial position and profitability.

Recent market and economic conditions have led to new legislation and numerous proposals for changes in the regulation of the financial services industry. The U.S. Congress recently approved the “Dodd-Frank Wall Street Reform and Consumer Protection Act” and the President has signed it into law on July 21, 2010. This legislation makes extensive changes to the laws regulating financial services firms and requires significant rule-making. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. The legislation and regulation of financial institutions, both domestically and internationally, include calls to increase capital and liquidity requirements; limit the size and types of the activities permitted; and increase taxes on some institutions.

While we are currently assessing the impact that these initiatives will have on our business, they could affect not only us but also certain of our customers. As a result, these new legislative and regulatory changes could affect our revenue, limit our ability to pursue business opportunities, impact the value of assets that we hold, require us to change certain of our business practices, impose additional costs on us, or otherwise adversely affect our businesses. If we do not comply with current or future legislation and regulations that apply to our operations, we may be subject to fines, penalties or material restrictions on our businesses in the jurisdiction where the violation occurred. Accordingly, we cannot provide assurance that any such new legislation or regulation would not have an adverse effect on our business, results of operations, cash flows or financial condition.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2010.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2010 to April 30, 2010	—		$—	—	588,566
May 1, 2010 to May 31, 2010	463,138	(2)	$7.05	463,138	1,125,428
June 1, 2010 to June 30, 2010	475,320		$6.70	475,320	650,108

Total	938,458			938,458

(1)	A 1.5 million share repurchase program authorized in August and November 2007 was fully executed as of January 18, 2008. On March 10, 2008, March 3, 2009 and May 4, 2010, the Company’s board of directors authorized the repurchase of an additional 2.0 million shares during the subsequent eighteen months, the repurchase of an additional 0.5 million shares during the subsequent twelve months, and the repurchase of an additional 1.0 million shares during the subsequent eighteen months, respectively.
(2)	For certain restricted stock units, the number of shares issued upon settlement of the restricted stock units was net of the statutory tax withholding requirements that we paid on behalf of our employees. The total number of shares purchased during May 2010 includes 173,938 shares that were not issued to employees in connection with the settlement of restricted stock units, and therefore such shares were deemed to have been purchased by the Company.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2010

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