Form 10-Q
period 2010-09-30
JMP Group Inc.
filed 2010-11-04
CIK 1383803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of October 31, 2010 was 21,733,222.

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

JMP Group Inc.

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$57,616	$75,680
Restricted cash and deposits (includes cash on deposit with clearing broker of $255 at September 30, 2010 and December 31, 2009)	45,710	36,628
Receivable from clearing broker	2,072	1,609
Investment banking fees receivable, net of allowance for doubtful accounts of $0 at September 30, 2010 and December 31, 2009	3,965	2,706
Marketable securities owned, at fair value	15,005	5,899
Incentive fee receivable	732	2,631
Other investments (of which $49,402 and $57,190 at fair value at September 30, 2010 and December 31, 2009, respectively)	53,310	59,190
Loans held for investment, net of allowance for loan losses	1,473	1,592
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	373,217	327,967
Interest receivable	1,100	1,046
Fixed assets, net	1,574	1,345
Deferred tax assets	37,727	51,499
Other assets	9,802	6,929

Total assets	$603,303	$574,721

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$9,746	$1,047
Accrued compensation	21,782	43,026
Asset-backed securities issued	344,167	326,632
Interest payable	605	525
Note payable	26,643	9,045
Deferred tax liability	39,547	48,220
Other liabilities	28,289	20,575

Total liabilities	470,779	449,070

Commitments and Contingencies
JMP Group Inc. Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,069,741 shares issued at September 30, 2010 and December 31, 2009; 21,733,222 and 21,533,583 shares outstanding at September 30, 2010 and December 31, 2009, respectively	22	22
Additional paid-in capital	123,691	126,125
Treasury stock, at cost, 336,519 and 536,158 shares at September 30, 2010 and December 31, 2009, respectively	(2,238)	(4,360)
Accumulated other comprehensive loss	(104)	—
Retained earnings (accumulated deficit)	753	(1,152)

Total JMP Group Inc. stockholders’ equity	122,124	120,635
Noncontrolling Interest	10,400	5,016

Total equity	132,524	125,651

Total liabilities and equity	$603,303	$574,721

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Financial Condition - (Continued)

(Unaudited)

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated VIE included in total assets and total liabilities above:

	September 30, 2010	December 31, 2009
Restricted cash	$35,073	$34,689
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	373,217	327,967
Interest receivable	1,079	1,013
Deferred tax assets	21,768	38,729
Other assets	69	46

Total assets of consolidated VIE	$431,206	$402,444

Asset-backed securities issued	$344,167	$326,632
Interest payable	592	522
Deferred tax liability	37,029	45,602
Other liabilities	363	87

Total liabilities of consolidated VIE	$382,151	$372,843

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Investment banking	$12,332	$10,391	$28,436	$25,104
Brokerage	5,895	7,939	21,255	25,836
Asset management fees	3,283	3,266	9,316	15,766
Principal transactions	1,055	5,981	2,887	15,403
Gain on sale and payoff of loans	6,990	6,727	26,231	11,571
Gain on repurchase of asset-backed securities issued	—	4,096	—	4,205
Gain on bargain purchase	—	—	—	1,179
Net dividend income	357	766	1,472	1,850
Other income	292	227	1,095	1,154

Non-interest revenues	30,204	39,393	90,692	102,068

Interest income	11,525	12,214	36,106	24,172
Interest expense	(8,539)	(8,504)	(25,089)	(17,484)

Net interest income	2,986	3,710	11,017	6,688

Provision for loan losses	(509)	(1,384)	(964)	(5,366)

Total net revenues after provision for loan losses	32,681	41,719	100,745	103,390

Non-interest Expenses
Compensation and benefits	19,361	29,308	65,474	70,849
Administration	1,328	1,098	4,324	3,541
Brokerage, clearing and exchange fees	1,177	1,317	3,752	4,057
Travel and business development	711	534	2,632	1,587
Communications and technology	990	989	3,136	2,807
Occupancy	672	610	1,994	1,788
Professional fees	818	899	2,606	2,783
Depreciation	158	189	495	592
Impairment loss on purchased management contract	2,750	—	2,750	—
Other	137	215	479	378

Total non-interest expenses	28,102	35,159	87,642	88,382

Income before income tax expense	4,579	6,560	13,103	15,008
Income tax expense	1,943	2,879	5,464	6,491

Net income	2,636	3,681	7,639	8,517
Less: Net income attributable to noncontrolling interest	1,205	712	2,305	1,228

Net income attributable to JMP Group Inc.	$1,431	$2,969	$5,334	$7,289

Net income attributable to JMP Group Inc. per common share:
Basic	$0.07	$0.14	$0.25	$0.35
Diluted	$0.06	$0.13	$0.24	$0.34
Dividends declared per common share	$0.015	$0.01	$0.04	$0.03
Weighted average common shares outstanding:
Basic	21,583	20,755	21,616	20,633
Diluted	22,114	22,015	22,243	21,640

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

(In thousands)

	JMP Group Inc. Stockholders’ Equity
	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Comprehensive Income	Total Equity
	Shares	Amount
Balance, December 31, 2009	22,070	$22	$(4,360)	$126,125	$(1,152)	$—	$5,016	$—	$125,651
Net income	—	—	—	—	5,334	—	2,305	7,639	7,639
Additional paid-in capital - stock-based compensation	—	—	—	(3,211)	—	—	—	—	(3,211)
Additional paid-in capital - excess tax benefit related to stock-based compensation	—	—	—	(294)	—	—	—	—	(294)
Cash dividends paid to shareholders	—	—	—	—	(873)	—	—	—	(873)
Purchases of shares of common stock for treasury	—	—	(8,336)	—	—	—	—	—	(8,336)
Reissuance of shares of common stock from treasury	—	—	7,926	934	(1)	—	—	—	8,859
Sale of subsidiary shares to noncontrolling interest holders	—	—	—	—	—	—	6,093	—	6,093
Purchase of subsidiary shares from noncontrolling interest holders	—	—	2,532	137	(2,373)	—	(2,738)	—	(2,442)
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	(104)	—	(104)	(104)
Dividends paid to noncontrolling interest holders	—	—	—	—	(182)	—	(276)	—	(458)

Balance, September 30, 2010	22,070	$22	$(2,238)	$123,691	$753	$(104)	$10,400	$7,535	$132,524

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$7,639	$8,517
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	24	—
Provision for loan losses	964	5,366
Accretion of deferred loan fees	(1,128)	(494)
Amortization of liquidity discount, net	2,033	405
Gain on sale and payoff of loans	(26,231)	(11,571)
Gain on repurchase of asset-backed securities issued	—	(4,205)
Change in other investments:
Fair value	(2,001)	(8,143)
Incentive fees reinvested in general partnership interests	(535)	(4,767)
Realized gain on other investments	(99)	—
Impairment loss on purchased management contract	2,750	—
Depreciation and amortization of fixed assets	495	592
Stock-based compensation expense	3,049	3,901
Deferred income taxes	5,099	6,713
Gain on bargain purchase	—	(1,179)
Net change in operating assets and liabilities:
Increase in interest receivable	(54)	(216)
(Increase) decrease in receivables	177	(3,675)
Increase in marketable securities	(9,106)	(3,695)
Increase in restricted cash (excluding restricted cash reserved for lending activities), deposits and other assets	(6,442)	(366)
Decrease in marketable securities sold, but not yet purchased	8,699	4,074
Increase (decrease) in interest payable	80	(616)
(Decrease) increase in securities sold under agreements to repurchase	—	—
(Decrease) increase in accrued compensation and other liabilities	(10,931)	18,994
Increase in Redeemable Class A member interests	—	—

Net cash (used in) provided by operating activities	(25,518)	9,635

Cash flows from investing activities:
Purchases of fixed assets	(724)	(473)
Purchase of management contract	(3,750)	—
Investment in subsidiary	—	(2,089)
Purchases of other investments	(20,249)	(7,486)
Sales of other investments	24,568	12,254
Funding of loans collateralizing asset-backed securities issued	(224,125)	(96,894)
Funding of loans held for investment	(511)	—
Sale and payoff of loans collateralizing asset-backed securities issued	165,149	46,092
Principal payments on loans collateralizing asset-backed securities issued	59,428	35,500
Principal payments on loans held for investment	300	270
Net change in restricted cash reserved for lending activities	(445)	14,675
Cash associated with consolidation / deconsolidation of subsidiaries	—	902

Net cash (used in) provided by investing activities	(359)	2,751

JMP Group Inc.

Consolidated Statements of Cash Flows - (Continued)

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from financing activities:
Proceeds from issuance of note payable	18,900	6,100
Repayment of note payable	(1,302)	(4,967)
Sale of asset-back securities issued	—	996
Repurchase of asset-backed securities issued	—	(555)
Repayment of asset-backed securities issued	(3,475)	(3,668)
Cash dividends paid to stockholders	(873)	(620)
Purchases of shares of common stock for treasury	(8,336)	(1,109)
Capital contributions of noncontrolling interest holders	4,458	300
Dividends paid to noncontrolling interest shareholders	(458)	—
Purchase of subsidiary shares from noncontrolling interest holders	(807)	—
Proceeds from exercises of stock options	—	83
Excess tax benefit related to stock-based compensation	(294)	—

Net cash provided by (used in) financing activities	7,813	(3,440)

Net (decrease) increase in cash and cash equivalents	(18,064)	8,946
Cash and cash equivalents, beginning of period	75,680	46,262

Cash and cash equivalents, end of period	$57,616	$55,208

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,985	$4,254
Cash paid during the period for taxes	$2,091	$730
Non-cash investing and financing activities:
Reissuance of shares of common stock from treasury related to vesting of restricted stock units and exercises of stock options	$5,138	$2,215
Fair value of noncash assets acquired in the Cratos acquisition	$—	$376,372
Fair value of noncash liabilities assumed in the Cratos acquisition	$—	$370,776

See accompanying notes to consolidated financial statements.

JMP GROUP INC.

Notes to Consolidated Financial Statements

September 30, 2010

(Unaudited)

1. Organization and Description of Business

JMP Group Inc., together with its subsidiaries (collectively, the “Company”), is an independent investment banking and asset management firm headquartered in San Francisco, California. JMP Group Inc. completed its initial public offering on May 16, 2007, and also completed a corporate reorganization (the “Reorganization”), which is described in greater detail in the Registration Statement on Form S-1 (File No. 333-140689) (the “Registration Statement”) filed with the Securities and Exchange Commission (“SEC”) in connection with the initial public offering. The Company conducts its brokerage business through JMP Securities LLC (“JMP Securities”), its asset management business through Harvest Capital Strategies LLC (“HCS”), its corporate credit business through JMP Credit Corporation (“JMP Credit”) and JMP Credit Advisors LLC (“JMPCA”), and certain principal investments through JMP Capital LLC (“JMP Capital”). All of the above entities are wholly-owned subsidiaries. JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to, customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. Effective April 7, 2009, through its majority-owned subsidiary JMP Credit, the Company completed the acquisition of 100% of the membership interests of Cratos Capital Partners, LLC (changed its name to JMP Credit Advisors LLC on July 12, 2010) and its subsidiaries, including Cratos Capital Management, LLC (collectively, “Cratos”), a manager of collateralized loan obligations (“CLO”), together with certain securities of Cratos CLO I, Ltd. (“Cratos CLO”). See Note 2 for further details regarding the ownership of Cratos CLO.

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

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities, HCS, JMP Capital, JMP Credit, JMPCA, and the partially-owned subsidiaries, Harvest Mortgage Opportunities Partners (“HMOP”) (effective May 1, 2009), JMP Realty Trust (“JMPRT”) (through January 1, 2009), Opportunity Acquisition Corp. (through December 31, 2009), a special purpose acquisition corporation, or “SPAC”, formed for the purpose of acquiring one or more businesses through a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination and Harvest Growth Capital LLC (“HGC”) (effective April 1, 2010). The Company was the sponsor of the SPAC. The SPAC was liquidated on December 31, 2009 with no distribution of assets to the Company or noncontrolling interest holders due to its accumulated loss. All material intercompany accounts and transactions have been eliminated in consolidation.

The Company follows the authoritative accounting guidance for the consolidation of variable interest entities (“VIEs”). Such guidance applies to VIEs, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. When the Company enters into a transaction with a VIE, the Company determines if it is the primary beneficiary of the VIE by performing a qualitative analysis of the VIE that includes a review of, among other factors, its capital structure, contractual terms, related party relationships, the Company’s fee arrangements and the design of the VIE. The Company performed this analysis for Cratos CLO and concluded that Cratos CLO is a VIE and that the Company, which manages the CLO and owns approximately 94% of the subordinated notes in the CLO, is deemed the primary beneficiary. As a result, the Company consolidates the assets and liabilities of the CLO securitization entity, and the underlying loans owned by the CLO entity are shown on our consolidated statements of financial condition under loans collateralizing asset-backed securities issued and the asset-backed securities (“ABS”) issued to third parties are shown under asset-backed securities issued.

HCS currently manages several asset management funds, which are structured as limited partnerships, and is the general partner of each. In assessing whether or not to consolidate these funds, the Company follows the accounting guidance on determining whether a general partner controls a limited partnership. Such guidance provides that the presumption that the general partner controls the limited partnership may be overcome if the limited partners have substantive kick-out rights. Except for HMOP and HGC, the partnership agreements for these funds provide for the right of the limited partners to remove the general partners by a simple majority vote of the non-affiliated limited partners. Because of these substantive kick-out rights, the Company, as the general partner, does not control these funds, and therefore does not consolidate them except for HMOP and HGC. The Company accounts for its investments in these funds under the equity method of accounting. As described in Note 3 Recent Accounting Pronouncements, in December 2009, the accounting guidance on consolidation was amended to improve the financial reporting by entities involved in VIEs. In February 2010, the consolidation requirements under the amended accounting guidance were indefinitely deferred for a reporting entity’s interest in entities that have the attributes of an investment company or for which it is industry practice to apply the specialized industry accounting guidance for investment companies. The Company’s investments in the above asset management funds qualify for the deferral, and therefore the new consolidation requirements did not impact our accounting for these funds. If the deferral were to be removed, the Company would be required to evaluate these funds under the new accounting guidance, and based on such evaluation, some if not all of the funds may require consolidation.

Noncontrolling interest on the consolidated statements of financial condition at September 30, 2010 relates to the interest of third parties in Cratos CLO, HMOP and HGC, partially-owned subsidiaries consolidated in our financial statements. Noncontrolling interest on the consolidated statements of financial condition at December 31, 2009 relates to the interest of third parties in JMP Credit, HMOP and HGC, partially-owned subsidiaries consolidated in our financial statements. On August 6, 2010, the Company and individual employee security holders (the “Unitholders”) of JMP Credit entered into an Exchange Agreement providing for, among other things, an offer to buy the minority interest units and shares in JMP Credit held by the Unitholders in exchange for a combination of (i) restricted common stock of the Company par value $.001 per share, (ii) cash and (iii) certain Cratos CLO subordinated notes in such amounts as elected by the Unitholder. In connection with the Exchange Agreement, the Company issued an aggregate of 381,310 shares of restricted stock to the Unitholders and the Company received all the remaining units and shares of JMP Credit that it did not previously own. The restricted stock and the Cratos CLO notes are subject to limitations on transfer and repurchase rights of the Company in the event of certain terminations of the Unitholder’s employment with the Company or its affiliates through June 1, 2013. As a result of this transaction, the Company’s ownership of JMP Credit increased from approximately 93% to 100% and the Company’s ownership of Cratos CLO decreased from 100% to approximately 94% effective August 6, 2010.

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

On January 18, 2008, JMP Group Inc. and certain unconsolidated affiliates made an investment in convertible preferred stock of New York Mortgage Trust, Inc. (“NYMT”), a publicly traded real estate investment trust engaged in the investment management of mortgage-backed securities and high credit quality residential adjustable rate mortgage loans. Such investment by JMP Group Inc. and affiliated entities was $20.0 million in total, comprised of $5.0 million by JMP Group Inc., $5.0 million by certain funds managed by HCS, and $10.0 million by JMPRT. JMPRT’s investment in NYMT was transferred to HMOP on January 2, 2009. In addition, JMP Group Inc. invested $4.5 million in the common stock of NYMT on February 14, 2008 via a private investment in public equity (“PIPE”) transaction. At September 30, 2010, JMP Group Inc. owned approximately 7.1% of NYMT’s common stock. In addition, JMP Group Inc. and affiliated entities collectively owned 1.0 million shares of NYMT’s Series A Preferred Stock at September 30, 2010. The Series A Preferred Stock is convertible into shares of NYMT’s common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 1 / 2 ) shares of common stock for each share of Series A Preferred Stock. The Series A Preferred Stock matures on December 31, 2010, at which time any outstanding shares must be redeemed by NYMT at the $20.00 per share liquidation preference. Because of its current ownership and management position, the Company does not consolidate NYMT. The Company accounts for its investment in NYMT using the fair value option. See Note 23 for the summarized financial information of NYMT.

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

Asset Management Fees

Asset management fees for hedge funds, funds of funds and private equity funds consist of base management fees and incentive fees. The Company recognizes base management fees on a monthly basis over the period in which the investment services are performed. Base management fees earned by the Company are generally based on the fair value of assets under management and the fee schedule for each fund and account. Base management fees for hedge funds and funds of funds are calculated at the investor level using their quarter-beginning capital balance adjusted for any contributions or withdrawals. Base management fees for private equity funds are calculated at the investor level using their aggregate capital commitments during the commitment period, which is generally three years from first closing, and on invested capital following the commitment period. The Company also earns incentive fees for hedge funds and funds of funds that are based upon the performance of investment funds and accounts. Such fees are either a specified percentage of the total investment return of a fund or account or a percentage of the excess of an investment return over a specified highwater mark or hurdle rate over a defined performance period. For most funds, the highwater mark is calculated using the greatest value of a partner’s capital account as of the end of any performance period, increased for contributions and decreased for withdrawals. Incentive fees are recognized as revenue at the end of the specified performance period. The performance period used to determine the incentive fee is quarterly for the hedge funds, HMOP and NYMT, and annually for the funds of hedge funds managed by HCS. Generally the incentive fees are reinvested in the investment funds in which we hold a general partner investment. The incentive fees are not subject to any contingent repayments to investors or any other clawback arrangements. Incentive fees for private equity funds are based on a specified percentage of realized gains from the disposition of each portfolio investment in which each investor participates, and are earned by the Company after returning contributions by the investors for that portfolio investment and for all other portfolio investments in which each such investor participates that have been disposed of at the time of distribution.

Asset management fees for the two CLOs the Company manages currently consist only of base management fees. For one of the CLOs, the Company earns incentive fees in the event that specified cumulative investment returns are achieved, but such investment returns have not been achieved yet. The Company recognizes base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate Cratos CLO, the management fees earned at JMPCA from Cratos CLO are eliminated on consolidation in accordance with U.S. GAAP.

Principal transactions

Principal transaction revenues include realized and unrealized net gains and losses resulting from our principal investments in equity and other securities for the Company’s account and in equity-linked warrants received from certain investment banking assignments, as well as limited partner investments in private funds managed by third parties, our investment in NYMT and interest rate cap. Unrealized gain (loss) on interest rate cap was recorded in principal transaction revenues through June 30, 2010. Effective July 1, 2010, such gain (loss) is recorded in other comprehensive income (loss). See Note 9 for more information. Principal transaction revenues also include earnings (or losses) attributable to investment partnership interests held by our asset management subsidiary, HCS, which are accounted for using the equity method of accounting.

The Company’s principal transaction revenues for these categories for the three and nine months ended September 30, 2010 and 2009 are as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Equity and other securities	$1,194	$4,894	$2,487	$9,390
Warrants and other investments	23	(16)	198	(92)
Investment partnerships	(162)	1,103	202	6,105

Total principal transaction revenues	$1,055	$5,981	$2,887	$15,403

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

Restricted cash consisted of the following at September 30, 2010 and December 31, 2009:

(In thousands)	September 30, 2010	December 31, 2009
Principal and interest payments held as collateral for asset-backed securities issued	$34,825	$33,349
Cash collateral supporting standby letters of credit	248	1,340
Proceeds from short sales	9,746	1,047
Deposit with clearing broker	255	255
Deposits for operating leases	636	637

	$45,710	$36,628

Receivable from Clearing Broker

The Company clears customer transactions through another broker-dealer on a fully disclosed basis. At both September 30, 2010 and December 31, 2009, the receivable from clearing broker consisted solely of commissions related to securities transactions.

Investment Banking Fees Receivable

Investment banking fees receivable include receivables relating to the Company’s investment banking or advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis. The allowance for doubtful accounts related to investment banking fee receivable was zero at both September 30, 2010 and December 31, 2009.

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

Marketable securities owned and securities sold, but not yet purchased, consist of U.S. listed and over-the-counter (“OTC”) equity securities. Other investments include investments in private investment funds managed by the Company or its affiliates and an investment in a private investment fund managed by a third party. Such investments held by non-broker-dealer entities are accounted for under the equity method based on the Company’s share of the earnings (or losses) of the investee. The financial position and operating results of the private investment funds are generally determined on an estimated fair value basis. Generally, securities are valued (i) at their last published sale price if they are listed on an established exchange or (ii) if last sales prices are not published, at the highest closing “bid” price (for securities held “long”) and the lowest closing “asked” price (for “short” positions) as recorded by the composite tape system or such principal exchange, as the case may be. Where the general partner determines that market prices or quotations do not fairly represent the value of a security in the investment fund’s portfolio (for example, if a security is a restricted security of a class that is publicly traded) the general partner may assign a different value. The general partner will determine the estimated fair value of any assets that are not publicly traded.

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

Dividends received during both quarters ended September 30, 2010 and 2009 on NYMT stock of $0.5 million were recorded in net dividend income on our Consolidated Statements of Operations. Dividends received during the nine months ended September 30, 2010 and 2009 on NYMT stock of $1.6 million and $1.3 million, respectively, were recorded in net dividend income on our Consolidated Statements of Operations. For the three months ended September 30, 2010 and 2009, the Company recorded unrealized loss of $0.2 million and unrealized gain of $2.3 million, respectively, on the above investments in NYMT. For the nine months ended September 30, 2010 and 2009, the Company recorded unrealized loss of $0.5 million and unrealized gain of $5.6 million, respectively, on the above investments in NYMT. The unrealized gains on our investments in NYMT are reported in Principal Transactions in the Consolidated Statements of Operations.

Derivative Financial Instruments

The Company has entered into a derivative contract in order to hedge the interest rate exposure of its short-term and long-term borrowings. Currently, the Company does not enter into derivative contracts for any other purposes. Derivative financial instruments are recorded in the Consolidated Statements of Financial Condition at fair value. At the inception of the contract, the Company designated and documented the derivative contract as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). For this cash flow hedge, the Company records changes in the fair value of the derivative to the extent that it is effective in other comprehensive (loss) income and subsequently reclassifies these changes in fair value to net income in the same period(s) that the hedged transaction affects earnings. Such reclassification from other comprehensive income (loss) to earnings is recorded in the same financial statement category as the hedged item. The Company formally documents at inception its hedge relationships, including identification of the hedging instruments and the hedged items, its risk management objectives, strategy for undertaking the hedge transaction and the Company’s evaluation of effectiveness of its hedged transactions. Periodically, the Company also formally assesses whether the derivative designated in each hedging relationship is expected to be and has been highly effective in offsetting changes in cash flows of the hedged item using the dollar offset method. If the Company determines that a derivative is not highly effective as a hedge, it discontinues hedge accounting.

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

Loans Collateralizing Asset-Backed Securities Issued

Loans collateralizing asset-backed securities issued are commercial loans securitized and owned by Cratos CLO. Loans acquired through the acquisition and resulting consolidation of Cratos were recorded at their fair value as of the acquisition date. Any unamortized deferred fees or costs related to the loans that existed prior to the acquisition were written off at that date.

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

The Company continues to estimate the cash flows expected to be collected over the life of the loans acquired through the purchase of Cratos. If, upon subsequent evaluation, the Company believes it is unable to collect all cash flows expected at the acquisition date plus additional cash flows expected to be collected arising from changes in the estimate after the acquisition, the loan is considered impaired. Loans considered impaired at the acquisition date of Cratos continue to be assessed in accordance with the authoritative guidance under GAAP on loan impairment. If based on current information and events, it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, the Company will first reduce any remaining credit discounts (including allowances for loan losses) for the loans established after its acquisition for the increase in the present value of cash flows expected to be collected. Then the Company will recalculate the amount of accretable yield for the loan as the excess of the revised cash flows expected to be collected over the sum of (a) the initial investment, less (b) cash collected, less (c) write-downs, plus (d) amount of yield accreted to date. The Company will adjust the amount of accretable yield by reclassification from nonaccretable discount. The adjustment is accounted for as a change in estimate, with the amount of periodic accretion adjusted over the remaining life of the loan. The resulting yield is then used as the effective interest rate in any subsequent accounting.

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

The Company provides an allowance for loans that are considered impaired. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral securing the loan if the loan is collateral dependent, depending on the circumstances and the Company’s collection strategy. For those loans held by Cratos at the date of acquisition by JMP Credit, and deemed impaired at that date or a subsequent date, allowance for loan losses is calculated considering two further factors. For loans deemed impaired at the date of acquisition if there is a further decline in expected future cash flows, the reduction is recognized as a specific reserve in the current quarter in accordance with above. For those loans deemed impaired subsequent to the acquisition date, if the net realizable value is lower than the current carrying value, then the carrying value is reduced and the difference is booked as provision for loan losses. If the total discount from unpaid principal balance to carrying value is larger than the expected loss at the date of assessment, no provision for loan losses is recognized.

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

Asset-Backed Securities Issued

Asset-backed securities (“ABS”) represent securities issued to third parties by Cratos CLO in 2007. The Company consolidated Cratos CLO for financial reporting purposes as of the April 7, 2009 acquisition date. At the acquisition date, the ABS were recorded at fair value, which comprised the principal balance outstanding less liquidity discount. The liquidity discount will be amortized into interest expense over the expected remaining lives of the ABS using the interest method.

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

Purchased Management Contract

Purchased management contract relates to the CLO contract the Company purchased from Princeton Advisory Group, Inc. on September 8, 2010 (see Note 8) and is included in other assets on the Consolidated Statements of Financial Condition. The purchased management contract is amortized over its estimated life. The Company tests the purchased management contract for impairment whenever events or changes in circumstances suggest that the asset’s carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value.

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

3. Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the Financial Accounting Standards Board (the “FASB”) issued ASU 2010-20 which amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The disclosures required by ASU 2010-20 are effective for annual and interim periods ending on or after December 15, 2010 except for the disclosures about the activity that occurs during a reporting period which are effective for annual and interim periods beginning on or after December 15, 2010. Since ASU 2010-20 only requires additional disclosures about financing receivables and related allowance for credit losses, the Company does not expect this to have an impact on our consolidated financial position or results of operations.

ASU 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved in Variable Interest Entities. In December 2009, the FASB issued ASU 2009-17 which amends the accounting standard related to the consolidation of variable interest entities (“VIE”). The amendments replace the existing guidance on determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the VIE. In February 2010, the FASB issued ASU 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds, which indefinitely defers the consolidation requirements of ASU 2009-17 for a reporting entity’s interest in an entity that has all the attributes of an investment company or for which it is industry practice to apply the specialized industry accounting guidance for investment companies. The hedge funds and funds of funds managed by HCS qualify for the deferral, and therefore, the Company continues to apply the historical accounting standard related to the consolidation of VIEs to its investment in such funds. The Company adopted ASU 2009-17 and ASU 2010-10 in the first quarter of 2010, and the adoption of these amendments did not have an impact on our consolidated financial position or results of operations.

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

The following tables provide fair value information related to the Company’s financial assets and liabilities at September 30, 2010 and December 31, 2009:

	Assets at Fair Value as of
	September 30, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Marketable securities owned:
Equity securities	$15,005	$—	$—	$15,005

Total marketable securities owned	$15,005	$—	$—	$15,005

Other investments:
General partner investment in hedge funds	$—	$24,517	$—	$24,517
General partner investment in funds of funds	—	—	98	98

Total general partner investment in funds	—	24,517	98	24,615
Limited partner investment in private equity fund	—	—	2,868	2,868
Limited partner investment in mortgage fund	—	—	170	170
Investment in NYMT convertible preferred stock	—	—	15,000	15,000
Private equity securities	—	—	6,687	6,687
Interest rate cap (1)	62	—	—	62

Total other investments	$62	$24,517	$24,823	$49,402

(1)	On May 29, 2010 the Company entered into an interest rate cap with City National Bank to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. See “Derivative Financial Instruments” later in this footnote for further details.

	Assets at Fair Value as of
	December 31, 2009
(In thousands)	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Marketable securities owned:
Equity securities	$5,899	$—	$—	$5,899

Total marketable securities owned	$5,899	$—	$—	$5,899

Other investments:
General partner investment in hedge funds	$—	$33,313	$—	$33,313
General partner investment in funds of funds	—	—	2,933	2,933

Total general partner investment in funds	—	33,313	2,933	36,246
Limited partner investment in private equity fund	—	—	2,476	2,476
Limited partner investment in mortgage fund	—	—	1,147	1,147
Investment in NYMT convertible preferred stock	—	—	15,000	15,000
Private equity securities	—	—	2,321	2,321

Total other investments	$—	$33,313	$23,877	$57,190

(In thousands)	Liabilities at Fair Value as of
	September 30, 2010
	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Marketable securities sold, but not yet purchased	$9,746	$—	$—	$9,746

	Liabilities at Fair Value as of
	December 31, 2009
(In thousands)	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Marketable securities sold, but not yet purchased	$1,047	$—	$—	$1,047

The tables below provide a reconciliation of the beginning and ending balances for the assets at fair value using significant unobservable inputs (Level 3) for the three months ended September 30, 2010 and 2009.

(In thousands)	Balance as of June 30, 2010	Purchases/ (sales), net	Total gains (losses) - realized and unrealized	Transfers in/(out) of Level 3		Balance as of September 30, 2010	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$99	$—	$(1)	$—		$98	$(1)
Limited partner investment in private equity fund	2,824	(1)	45	—		2,868	45
Limited partner investment in mortgage fund	214	(73)	29	—		170	29
Investment in NYMT convertible preferred stock	15,000	—	—	—		15,000	—
Private equity securities	5,151	299	1,237	—		6,687	1,237

Total Level 3 assets	$23,288	$225	$1,310	$—		$24,823	$1,310

(In thousands)	Balance as of June 30, 2009	Purchases/ (sales), net	Total gains (losses) - realized and unrealized	Transfers in/(out) of Level 3		Balance as of September 30, 2009	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$3,787	$—	$122	$—		$3,909	$122
Limited partner investment in private equity fund	2,391	—	5	—		2,396	5
Limited partner investment in mortgage fund	—	(394)	27	2,000	(2)	1,633	27
Investment in NYMT convertible preferred stock	13,868	—	878	—		14,746	878
Warrants	244	74	(243)	—		75	(243)
Private equity securities	—	2,435 (1)	—	—		2,435	—

Total Level 3 assets	$20,290	$2,115	$789	$2,000		$25,194	$789

(1)	On July 31, 2009, the Company received 100% of the membership interest in LSC III, LLC (“LSC”) in full satisfaction of a $2.4 million non-revolving credit note. LSC was an investment partnership and owned shares of common and preferred stock of two privately-held companies which had an aggregate fair value of $2.4 million at July 31, 2009. The Company had a controlling financial interest in LSC and therefore consolidated LSC in its consolidated financial statements effective July 31, 2009. The two investments owned by LSC were recorded at fair value as of July 31, 2009 and were included in the Company’s Level 3 assets as of September 30, 2009. LSC subsequently changed its name to Harvest Growth Capital LLC and launched on April 1, 2010 as a new private equity fund (see Note 2).

(2)	During the quarter ended September 30, 2009, the Company’s limited partner investment in a mortgage fund was transferred from Level 2 to Level 3 within the fair value hierarchy due to reduced observability of the inputs used to value the fund’s underlying investments.

The tables below provide a reconciliation of the beginning and ending balances for the assets at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010 and 2009.

(In thousands)	Balance as of December 31, 2009	Purchases/ (sales), net	Total gains (losses) - realized and unrealized	Transfers in/(out) of Level 3		Balance as of September 30, 2010	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$2,933	$(2,950)	$115	$—		$98	$115
Limited partner investment in private equity fund	2,476	35	357	—		2,868	357
Limited partner investment in mortgage fund	1,147	(1,153)	176	—		170	27
Investment in NYMT convertible preferred stock	15,000	—	—	—		15,000	—
Warrants	—	—	—	—		—	—
Private equity securities	2,321	2,742	1,624	—		6,687	1,624

Total Level 3 assets	$23,877	$(1,326)	$2,272	$—		$24,823	$2,123

(In thousands)	Balance as of December 31, 2008	Purchases/ (sales), net	Total gains (losses) - realized and unrealized	Transfers in/(out) of Level 3		Balance as of September 30, 2009	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$3,678	$—	$231	$—		$3,909	$231
Limited partner investment in private equity fund	2,516	(72)	(49)	—		2,395	(49)
Limited partner investment in mortgage fund	—	(394)	27	2,000	(3)	1,633	27
Investment in NYMT convertible preferred stock	11,687	656 (1)	2,404	—		14,747	2,404
Warrants	307	74	(306)	—		75	(306)
Private equity securities	—	2,435 (2)	—	—		2,435	—

Total Level 3 assets	$18,188	$2,699	$2,307	$2,000		$25,194	$2,307

(1)	Investment in NYMT convertible preferred stock held by JMPRT at December 31, 2008 of $7.8 million was removed from the Company’s assets in connection with the transfer of JMPRT assets and liabilities to HMOP effective January 2, 2009. The Company did not consolidate HMOP in its consolidated financial statements from January 2, 2009 through April 30, 2009. Effective May 1, 2009, the Company consolidated HMOP in its consolidated financial statements. As a result, the investment in NYMT convertible preferred stock held by HMOP was added to the Company’s assets at the fair value of $8.5 million as of May 1, 2009 and was included in the Company’s Level 3 assets as of September 30, 2009.

(2)	On July 31, 2009, the Company received 100% of the membership interest in LSC III, LLC (“LSC”) in full satisfaction of a $2.4 million non-revolving credit note. LSC was an investment partnership and owned shares of common and preferred stock of two privately-held companies which had an aggregate fair value of $2.4 million at July 31, 2009. The Company had a controlling financial interest in LSC and therefore consolidated LSC in its consolidated financial statements effective July 31, 2009. The two investments owned by LSC were recorded at fair value as of July 31, 2009 and were included in the Company’s Level 3 assets as of September 30, 2009. LSC subsequently changed its name to Harvest Growth Capital LLC and launched on April 1, 2010 as a new private equity fund (see Note 2).
(3)	During the quarter ended September 30, 2009, the Company’s limited partner investment in a mortgage fund was transferred from Level 2 to Level 3 within the fair value hierarchy due to reduced observability of the inputs used to value the fund’s underlying investments.

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

Transfers in/out of Level 3 result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets. There were no transfers in/out of Level 3 during the three and nine months ended September 30, 2010. During the three months ended September 30, 2009, the Company’s limited partner investment in a mortgage fund was transferred from Level 2 to Level 3 within the fair value hierarchy due to reduced observability of the inputs used to value the fund’s underlying investments. There were no other transfers in/out of Level 3 during the three and nine months ended September 30, 2009. There were no transfers in/out of Level 1 or Level 2 during the three and nine months ended September 30, 2010 and 2009.

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

Other Investments not at Fair Value

On February 13, 2009, the Company entered into a business arrangement with China Merchants Securities Co. (HK), Ltd., a securities brokerage and investment banking firm, through a $2.0 million investment in HuaMei Capital Company, Inc. (“HuaMei”) to expand the Company’s investment banking capabilities in China. Through HuaMei, the Company intends to provide investment banking services to U.S. and Chinese companies seeking to execute cross-border transactions on both sides of the Pacific. HuaMei is a joint venture of China Merchants Securities; MVC Capital, Inc., a publicly traded business development company managed by The Tokarz Group Advisers LLC; and the HuaMei Capital founders. HuaMei has co-chief executive officers from China Merchant Securities Co. (HK), Ltd. and the Company. The Company has appointed its chairman and chief executive officer, Joseph Jolson, to serve on HuaMei’s board of directors. The Company accounts for its investment in HuaMei under the equity method of accounting within other investments on the Consolidated Statements of Financial Condition. The carrying value of our investment in HuaMei was $2.0 million at September 30, 2010.

On February 11, 2010, the Company made a $1.5 million investment in Class D Preferred Units of Sanctuary Wealth Services LLC (“Sanctuary”). Sanctuary provides a turnkey platform that will allow independent wealth advisors to establish an independent advisory business without the high startup costs and regulatory hurdles. The Class D Preferred Units entitle the Company to receive a preferred dividend with units that are convertible into equity of Sanctuary at the option of the Company prior to the maturity date, which is three years from the investment date. The Company carries its investment in Sanctuary at cost within other investments on the Consolidated Statements of Financial Condition and evaluates the investment for impairment on a quarterly basis. The carrying value of the Company’s investment in Sanctuary was $1.5 million at September 30, 2010.

On June 11, 2010, the Company agreed to purchase the collateral management contracts for two collateralized loan obligations, or CLOs, from Princeton Advisory Group, Inc. for up to $5.0 million. The transfers of the contracts were subject to the receipt of certain consents and other conditions. In connection with this purchase agreement, the Company made a deposit of $1.0 million and $0.7 million on June 11, 2010 and July 19, 2010, respectively. These deposits were recorded as other investments at cost on the Company’s Consolidated Statements of

Financial Condition. On September 8, 2010, the Company completed the purchase of one of the two management contracts for $3.8 million, and the contract was transferred to JMPCA. The original deposit related to this contract of $1.3 million and additional consideration of $2.5 million were together reclassified to purchased management contract, which is included in other assets on the Consolidated Statement of Financial Condition. See Note 8 Purchased Management Contract for further details. The transfer of the other CLO management contract had not been completed as of September 30, 2010, and the Company carries the deposit related to this management contract as other investment at its current cost of $0.4 million. The Company evaluated this investment for impairment at September 30, 2010 and determined that there was no impairment.

Derivative Financial Instruments

On May 29, 2010, the Company entered into an interest rate cap with City National Bank (the “Lender”) to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the Lender in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the line of credit and term loan to such rate. On July 1, 2010, the Company designated the interest rate cap as a cash flow hedge of the interest rate risk of a total of $27.1 million of outstanding borrowings with the Lender.

The interest rate cap is recorded at fair value in other investments on the Consolidated Statements of Financial Condition, with unrealized gains and losses recorded as other comprehensive income. For the three and nine months ended September 30, 2010, the Company recorded $107,089 of other comprehensive loss representing unrealized loss on the interest rate cap. In addition, during the three and nine months ended September 30, 2010, $2,717 was reclassified from accumulated other comprehensive income into interest expense as amortization of the interest cap.

5. Loans Held for Investment

Loans held for investment at September 30, 2010 is comprised of principal investments in the form of one loan note and advances on one senior secured promissory note and one non-revolving credit note commitment. At December 31, 2009, loans held for investment was comprised of principal investments in the form of two loan notes and advances on one non-revolving credit note commitments.

The loan note outstanding at September 30, 2010 is a participation interest in a loan made by JMPRT to a client during 2007. The loan is collateralized by real estate related assets, and bears interest at the rate of 20.0% per annum, payable monthly in arrears. The principal of the loan was due and payable on December 1, 2007, but was extended until September 2008 for an additional fee at the borrower’s option and in connection with a partial repayment. At September 30, 2008, the loan balance of $0.8 million was in default and the Company recorded a loan loss provision of $0.4 million in the third quarter of 2008, $0.1 million in the fourth quarter of 2009 and $0.3 million in the third quarter of 2010. Recovery of the loan is being sought through bankruptcy court proceedings; however, the Company believes it is unlikely that it will be able to recover the net realizable value of the loan.

In addition, in the third quarter of 2008, the Company made a $4.2 million loan to a private commercial mortgage originator in the form of a note and warrants. The loan was placed on non-accrual status on April 1, 2009. Accordingly, the interest payments of $0.2 million received subsequent to that date were applied to the principal balance, reducing the outstanding principal balance to $4.0 million at December 31, 2009. The loan was recorded net of loan loss reserves of $3.8 million and a deferred loan fee of $0.2 million at December 31, 2009. On February 10, 2010, the loan note was converted into non-voting preferred equity of a newly formed entity which succeeded to the assets of the borrower. As of the conversion date, the Company determined the fair value of both the loan note and the non-voting preferred equity of the newly formed entity to be zero, and therefore, recognized no gain or loss on the conversion. During the quarters ended June 30, 2010 and September 30, 2010, the Company advanced $0.3 million and $0.1 million, respectively, on a $0.8 million senior secured promissory note to the newly formed entity for the commencement of a new commercial loan origination program. The note bears interest at 15.0% per annum, matures in May 2011 and is secured by all loan origination fees generated by such commercial loan origination program.

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

As of September 30, 2010 and December 31, 2009, the Company had a $1.0 million and $1.3 million advance, respectively, on a $2.0 million non-revolving commitment. Of this non-revolving commitment, $0.7 million expired in October 2009. The advance currently bears interest at the rate of 20.0% per annum and is due in June 2011. As of September 30, 2010 and December 31, 2009, the Company had no remaining credit commitments.

At September 30, 2010 and December 31, 2009, $0.8 million and $4.8 million of the aggregate amount of loans held for investment were on non-accrual status, respectively.

The following table presents components of loans held for investment, net, on the Consolidated Statements of Financial Condition at September 30, 2010 and December 31, 2009:

(In thousands)	September 30, 2010	December 31, 2009
Loans held for investment	$2,331	$6,057
Allowance for loan losses	(858)	(4,285)
Deferred loan fees	—	(180)

Total loans held for investment, net	$1,473	$1,592

A summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009 was as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$(528)	$(4,340)	$(4,285)	$(2,896)
Provision for loan losses	(330)	105	(330)	(1,339)
Loans charged off, net of recoveries	—	50	3,757	50

Balance at end of period	$(858)	$(4,185)	$(858)	$(4,185)

The Company determined the fair value of loans held for investment to be $1.5 million and $1.7 million as of September 30, 2010 and December 31, 2009, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

6. Loans Collateralizing Asset-backed Securities Issued

Loans collateralizing asset-backed securities issued are commercial loans securitized and owned by Cratos CLO. The loans consist of those loans within the CLO securitization structure at the acquisition date of Cratos and loans purchased by the CLO subsequent to the Cratos acquisition date. The following table presents the components of loans collateralizing asset-backed securities issued at September 30, 2010:

(In thousands)	September 30, 2010	December 31, 2009
Loans collateralizing asset-backed securities	$440,789	$461,460
Allowance for loan losses	(1,630)	(1,995)
Liquidity discount	(51,603)	(91,544)
Credit discount	(8,558)	(35,105)
Deferred loan fees, net	(5,781)	(4,849)

Total loans collateralizing asset-backed securities, net	$373,217	$327,967

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. There were $14.0 million of impaired loans as of September 30, 2010, with allocated specific reserves of $0.6 million and credit discount of $8.6 million. There were $74.4 million of impaired loans as of December 31, 2009, with allocated specific reserves of $1.6 million and credit discount of $35.1 million. In addition, the Company evaluates pools of homogeneous loans based on portfolio classification and risk assessment to determine the inherent loss in these portfolios. Based on such evaluation, the Company recorded pooled reserves of $0.2 million during the three months ended September 30, 2010 on non-impaired loans.

A summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2010 is as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$(2,449)	$(2,538)	$(1,994)	$—
Provision for loan losses:
Specific reserve	—	(1,388)	—	(3,807)
Pooled reserve	(179)	(101)	(634)	(220)
Reversal due to sale, payoff or restructure of loans	998	1,000	998	1,000

Balance at end of period	$(1,630)	$(3,027)	$(1,630)	$(3,027)

Loans recorded upon the acquisition of Cratos at fair value reflect a liquidity discount and a credit discount. In addition, most loans purchased subsequent to the acquisition were purchased at discount to their principal value, reflecting deferred loan fees. The tables below summarize the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount and deferred fees for the impaired loans and non-impaired loans for the three months ended September 30, 2010:

Impaired loans:

(In thousands)	Three Months Ended September 30, 2010
	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Carrying Value, Net
Balance at beginning of period	$24,432	$(1,581)	$(2,982)	$(17,647)	$2,222
Repayments	(314)	—	—	—	(314)
Accretion of discount	—	—	271	—	271
Provision for loan losses	—	—	—	—	—
Sales and payoff	(9,089)	—	—	9,089	—
Write-off / restructuring	(998)	998	—	—	—
Transfers to/from non-impaired loans, net	—	—	—	—	—

Balance at end of period	$14,031	$(583)	$(2,711)	$(8,558)	$2,179

Non-impaired loans:

(In thousands)	Three Months Ended September 30, 2010
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Balance at beginning of period	$422,927	$(868)	$(61,428)	$(5,067)	$355,564
Purchases / funding	60,825	—	—	(1,279)	59,546
Repayments	(12,057)	—	—	—	(12,057)
Accretion of discount	—	—	5,411	383	5,794
Provision for loan losses	—	(179)	—	—	(179)
Sales and payoff	(44,937)	—	7,125	182	(37,630)
Transfers to/from impaired loans, net	—	—	—	—	—

Balance at end of period	$426,758	$(1,047)	$(48,892)	$(5,781)	$371,038

The tables below summarize the activity in the loan principal, liquidity discount, allowance for loan losses, credit discount and deferred fees for the impaired loans and non-impaired loans for the nine months ended September 30, 2010:

Impaired loans:

(In thousands)	Nine Months Ended September 30, 2010
	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Carrying Value, Net
Balance at beginning of period	$74,369	$(1,581)	$(18,411)	$(35,105)	$19,272
Repayments	(3,202)	—	—	174	(3,028)
Accretion of discount	—	—	682	—	682
Provision for loan losses	—	—	—	—	—
Sales and payoff	(29,579)	—	7,314	14,509	(7,756)
Write-off / restructuring	(8,954)	998	—	7,956	—
Transfers to/from non-impaired loans, net	(18,603)	—	7,704	3,908	(6,991)

Balance at end of period	$14,031	$(583)	$(2,711)	$(8,558)	$2,179

Non-impaired loans:

(In thousands)	Nine Months Ended September 30, 2010
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Balance at beginning of period	$387,090	$(413)	$(73,133)	$(4,849)	$308,695
Purchases / funding	227,561	—	—	(3,436)	224,125
Repayments	(56,400)	—	—	—	(56,400)
Accretion of discount	—	—	18,295	1,128	19,423
Provision for loan losses	—	(634)	—	—	(634)
Sales and payoff	(151,157)	—	18,619	1,376	(131,162)
Transfers to/from impaired loans, net	19,664	—	(12,673)	—	6,991

Balance at end of period	$426,758	$(1,047)	$(48,892)	$(5,781)	$371,038

The tables below summarize the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount and deferred fees for the impaired loans and non-impaired loans for the three months ended September 30, 2009:

Impaired loans:

(In thousands)	Three Months Ended September 30, 2009
	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Carrying Value, Net
Balance at beginning of period	$84,340	$(2,419)	$(17,149)	$(45,724)	$19,048
Repayments	(2,712)	—	—	89	(2,623)
Accretion of discount	—	—	991	—	991
Provision for loan losses	—	(1,388)	—	—	(1,388)
Sales and payoff	(11,348)	1,000	2,992	1,000	(6,356)
Transfers/release of credit reserves	23,308	—	(6,877)	—	16,431

Balance at end of period	$93,588	$(2,807)	$(20,043)	$(44,635)	$26,103

Non-impaired loans:

(In thousands)	Three Months Ended September 30, 2009
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Balance at beginning of period	$390,189	$(119)	$(98,727)	$(2,287)	$289,056
Purchases / funding	49,118	—	—	(2,415)	46,703
Repayments	(20,003)	—	—	—	(20,003)
Accretion of discount	—	—	6,001	305	6,306
Provision for loan losses	—	(101)	—	—	(101)
Sales and payoff	(19,262)	—	4,622	246	(14,394)
Transfers/release of credit reserves	(23,308)	—	6,877	—	(16,431)

Balance at end of period	$376,734	$(220)	$(81,227)	$(4,151)	$291,136

The tables below summarize the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount and deferred fees for the impaired loans and non-impaired loans for the nine months ended September 30, 2009:

Impaired loans:

(In thousands)	Nine Months Ended September 30, 2009
	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Carrying Value, Net
Balance at beginning of period	$—	$—	$—	$—	$—
Cratos acquisitions	96,466	—	(18,599)	(51,493)	26,374
Repayments	(4,398)	—	—	89	(4,309)
Accretion of discount	—	—	1,951	—	1,951
Provision for loan losses	—	(3,807)	—	—	(3,807)
Sales and payoff	(21,788)	1,000	3,482	6,769	(10,537)
Transfers/release of credit reserves	23,308	—	(6,877)	—	16,431

Balance at end of period	$93,588	$(2,807)	$(20,043)	$(44,635)	$26,103

Non-impaired loans:

(In thousands)	Nine Months Ended September 30, 2009
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Balance at beginning of period	$—	$—	$—	$—	$—
Cratos acquisitions	363,702	—	(109,576)	—	254,126
Purchases / funding	101,775	—	—	(4,881)	96,894
Repayments	(31,191)	—	—	—	(31,191)
Accretion of discount	—	—	11,457	484	11,941
Provision for loan losses	—	(220)	—	—	(220)
Sales and payoff	(34,244)	—	10,015	246	(23,983)
Transfers/release of credit reserves	(23,308)	—	6,877	—	(16,431)

Balance at end of period	$376,734	$(220)	$(81,227)	$(4,151)	$291,136

The Company determined the fair value of loans collateralizing asset-backed securities to be $415.2 million and $374.5 million as of September 30, 2010 and December 31, 2009, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

At September 30, 2010 and December 31, 2009, $14.0 million and $74.4 million of the aggregate principal amount of loans collateralizing asset-backed securities were on non-accrual status. The Company did not recognize any interest income, other than the accretion of liquidity discounts, for seven and eleven impaired loans with a weighted average loan balance of $29.8 million and $58.4 million that were on non-accrual status during the three and nine months ended September 30, 2010, respectively.

7. Fixed Assets

At September 30, 2010 and December 31, 2009, fixed assets consisted of the following:

(In thousands)	September 30, 2010	December 31, 2009
Furniture and fixtures	$1,634	$1,620
Computer and office equipment	4,367	3,771
Leasehold improvements	2,439	2,374
Software	590	540
Less: accumulated depreciation	(7,456)	(6,960)

Total fixed assets, net	$1,574	$1,345

Depreciation expense was $0.2 million and $0.5 million for the three and nine months ended September 30, 2010, respectively. Depreciation expense was $0.2 million and $0.6 million for the three and nine months ended September 30, 2009, respectively.

8. Purchased Management Contract

On June 11, 2010, the Company agreed to purchase the collateral management contracts for two collateralized loan obligations, or CLOs, from Princeton Advisory Group, Inc. for up to $5.0 million. The transfers of the contracts were subject to the receipt of certain consents and other conditions. On September 8, 2010, the Company completed the purchase of one of the two management contracts for $3.8 million, and the contract was transferred to JMPCA. However, since a single investor had previously acquired control of the right to transfer the management contract without cause at any time with 90 days’ notice, the Company recorded an impairment charge of $2.8 million for the quarter ended September 30, 2010. The Company has since restructured the transaction to provide the Company with indemnity from the seller in the amount of $2.6 million, of which $1.6 million is uncertain to be realized and $1.0 million in cash. Therefore, as of September 30, 2010, the Company determined the carrying value of the purchased management contract to be $1.0 million. The Company amortizes the purchased management contract over its estimated life of 2.5 years corresponding to the indemnity period through February 2013 and tests it for impairment whenever events or changes in circumstances suggest that the asset’s carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value.

The Company has not been given notice that the management contract will be transferred to another manager and, as long as JMPCA remains the manager, it will continue to earn management fees from the CLO.

9. Note Payable

Note payable consists of the revolving and term loans related to the Company’s credit facility with City National Bank (the “Lender”) entered into on August 3, 2006. During the three months ended September 30, 2010 the Company drew down the remaining balance of $13.9 million and had a revolving loan of $21.0 million at September 30, 2010 and $2.1 million at December 31, 2009. The Company’s outstanding term loan was $5.6 million at September 30, 2010 and $6.9 million at December 31, 2009.

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

The Third Amendment converted the Company’s outstanding revolving loans of $8.7 million into a single term loan as of December 31, 2008. The term loan will be repaid in equal quarterly payments of $0.4 million which commenced on March 31, 2009 and continues through December 31, 2013 and bears interest at the prime rate or LIBOR plus 2.25%. The Third Amendment also provided that of the original $30.0 million revolving line of credit, $21.0 million remained available under the revolving portion of the Credit Agreement and the annual interest rate provisions of the Credit Agreement were increased from the prime rate minus 1.25% to the prime rate and from LIBOR plus 1.25% to LIBOR plus 2.25%. The Lender will continue to provide revolving loans of up to $21.0 million through December 31, 2010, on which date the then existing revolving loans will convert into term loans.

The Company had no undrawn amount under the revolving line of credit with the Lender at September 30, 2010 and an undrawn amount of $18.9 million at December 31, 2009. Each draw bears interest at the prime rate or LIBOR plus 2.25%. The following table shows the repayment schedules for the principal portion of the term loan at September 30, 2010:

(In thousands)	September 30, 2010
2010	$434
2011	1,736
2012	1,736
2013	1,737
2014	—
Thereafter	—

$5,643

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the facility, which would permit the bank to terminate our note and require the immediate repayment of any outstanding principal and interest. The Third Amendment modified the financial covenants in the Credit Agreement to remove both the minimum requirement of Net Income (as defined in the Credit Agreement) and the minimum requirement of EBITDA (as defined in the Credit Agreement). The Third Amendment also removed the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) and added a new financial covenant regarding the Company’s liquidity. At September 30, 2010, the Company was in compliance with the loan covenants. The term loan is collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

On May 29, 2010 the Company entered into an interest rate cap with the Lender to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the counterparty in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the line of credit and term loan to such rate. The cap had an initial notional principal amount of $27.1 million, indexed to LIBOR and amortizes in accordance with the amortization of the revolving line of credit and term loan. The notional principal amount of the cap was $26.6 million at September 30, 2010. See Note 4 for additional information on the interest rate cap.

10. Asset-backed Securities Issued

On May 17, 2007, Cratos CLO completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization and obtained $455.0 million of third-party financing. The Notes will be repaid from the cash flows generated by the loan portfolio owned by the CLO. The Notes were issued in seven separate classes as set forth in the table below. The Company owns approximately 94.0% of the unsecured subordinated notes and $13.8 million of Class C, D and E notes. These unsecured subordinated notes and the Class C, D and E notes owned by the Company are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at September 30, 2010 and December 31, 2009.

	As of September 30, 2010
(In millions)	Notes Originally Issued	Outstanding Principal Balance	Liquidity Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody’s / S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$315.8	($30.8)	$285.0	0.26%–0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	(7.7)	22.3	0.50%	Aa2/AA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	(18.4)	16.6	1.10%	Baa1/A
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	(18.2)	15.8	2.40%	Ba1/BBB
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	(17.4)	12.6	5.00%	B3/CCC-

Total secured notes sold to investors	$455.0	$444.8	($92.5)	$352.3
Unsecured subordinated notes due 2021	45.0	45.0	(39.9)	5.1

Total notes for the CLO I offering	$500.0	$489.8	($132.4)	$357.4
Consolidation elimination	N/A	(58.8)	45.6	(13.2)

Total asset-backed securities issued	N/A	$431.0	($86.8)	$344.2

(1)	These ratings are unaudited and were the current ratings as of September 30, 2010 and are subject to change from time to time.

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and will not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available therefore under the applicable payment priority provisions. As of September 30, 2010, all interest on the secured notes was current. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. The CLO is also required to pay a commitment fee of 0.18% on the unused portion of the funding commitments of the Class A-1 notes. As of September 30, 2010, all of the Class A-1 notes were drawn. The secured notes are secured by the CLO loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests. Total interest expense related to the asset-backed securities issued for the three and nine months ended September 30, 2010 was $8.3 million and $24.5 million, respectively, which comprised cash coupon of $1.3 million and $3.5 million, respectively, and liquidity discount amortization of $7.0 million and $21.0 million, respectively. Total interest expense for the three and nine months ended September 30, 2009 was $8.3 million and 17.1 million, respectively, which comprised cash coupon of $1.5 million and $3.4 million, respectively, and liquidity discount amortization of $6.8 million and $13.7 million, respectively. As of September 30, 2010 and December 31, 2009, accrued interest payable on the Notes was $0.6 million and $0.5 million, respectively.

The Notes recorded upon the acquisition of Cratos at fair value reflect a liquidity discount. The activity in the note principal and liquidity discount for the three and nine months ended September 30, 2010 comprised the following:

(In thousands)	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Principal	Liquidity Discount	Net	Principal	Liquidity Discount	Net
Balance at beginning of period	$431,003	$(93,865)	$337,138	$434,478	$(107,846)	$326,632
Repayments	—	—	—	(3,475)	—	(3,475)
Sales	—	—	—	—	—	—
Amortization of discount	—	7,029	7,029	—	21,010	21,010

Balance at end of period	$431,003	$(86,836)	$344,167	$431,003	$(86,836)	$344,167

The activity in the note principal and liquidity discount for the three and nine months ended September 30, 2009 comprised the following:

(In thousands)	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Principal	Liquidity Discount	Net	Principal	Liquidity Discount	Net
Balance at beginning of period	$445,240	$(121,015)	$324,225	$—	$—	$—
Cratos acquisitions (April 7, 2009)	—	—	—	440,950	(124,437)	316,513
Repayments	(3,668)	—	(3,668)	(3,668)	—	(3,668)
Post-acquisition purchases (1)	(4,000)	(593)	(4,593)	(4,760)	—	(4,760)
Sales	—	—	—	5,050	(4,054)	996
Amortization of discount	—	6,823	6,823	—	13,706	13,706

Balance at end of period	$437,572	$(114,785)	$322,787	$437,572	$(114,785)	$322,787

(1)	In May and July 2009, the Company repurchased in the open market $0.8 million and $4.0 million, respectively, of face value of the ABS issued at a discount resulting in a gain of $0.7 million and $3.5 million, respectively.

The Company determined the fair value of asset-backed securities issued to be $357.2 million and $361.1 million as of September 30, 2010 and December 31, 2009, respectively.

11. Stockholders’ Equity

Stock Repurchase Program

The Company’s board of directors authorized in August and November 2007 a 1.5 million share repurchase program, which was fully executed as of January 18, 2008. On March 10, 2008 and March 3, 2009, the Company’s board of directors authorized the repurchase of an additional 2.0 million shares during the subsequent eighteen months and the repurchase of an additional 0.5 million shares during the subsequent twelve months, respectively. On May 4, 2010, with 0.6 million shares remaining under prior authorizations the Company’s board of directors authorized the repurchase of an additional 1.0 million shares during the subsequent eighteen months. During the three months ended September 30, 2010 and 2009, the Company repurchased 168,739 and 324 shares, respectively, of the Company’s common stock at an average price of $6.48 per share and $6.40 per share, respectively, for an aggregate purchase price of $1.1 million and $2,074, respectively. Of the total shares repurchased during the three months ended September 30, 2010 and 2009, 953 shares and 324 shares, respectively, were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company.

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

12. Stock-Based Compensation

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

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2010:

	Nine Months Ended September 30, 2010
	Shares Subject to Option	Weighted Average Exercise Price
Balance, beginning of year	1,938,315	$11.28
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(87,750)	11.71

Balance, end of period	1,850,565	$11.26

Options exercisable at end of period	1,850,565	$11.26

	As of September 30, 2010
	Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.00–$12.50	1,850,565	4.20	$11.26	$—	1,850,565	4.20	$11.26	$—

The Company recognizes stock-based compensation expense for stock options over the graded vesting period of the options using the accelerated attribution method. The Company recognized compensation expense related to stock options of $277 and $4,002 for the three months ended September 30, 2010 and 2009, respectively. The Company recognized compensation expense related to stock options of $3,231 and $14,852 for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, there was no unrecognized compensation expense related to stock options.

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

On August 3, 2010, the Company granted 56,818 RSUs to the Company’s independent directors. One-half of these units vested immediately and the remaining units will vest on the first anniversary.

During the quarter ended September 30, 2010, the Company granted 52,273 RSUs shares in connection with its hiring initiatives. These RSUs will vest on the second or third anniversary of employment commencement or upon meeting the individual performance target.

The following table summarizes the RSU activity for the nine months ended September 30, 2010:

	Nine Months Ended September 30, 2010
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, beginning of year	1,392,551	$9.59
Granted	1,007,012	7.83
Vested	(636,613)	9.83
Forfeited	(111,414)	8.25

Balance, end of period	1,651,536	$8.51

The aggregate fair value of RSUs vested during the three and nine months ended September 30, 2010 was $0.3 million and $4.6 million, respectively. For the three and nine months ended September 30, 2010, the income tax benefits realized from the vested RSUs were $0.1 million and $2.6 million, respectively.

The Company recognizes compensation expense over a graded vesting period using the accelerated attribution method. For the three months ended September 30, 2010 and 2009, the Company recorded compensation expense of $0.3 million and $0.7 million, respectively, related to RSUs awarded in connection with the initial public offering. For the nine months ended September 30, 2010 and 2009, the Company recorded compensation expense of $2.2 million and $2.5 million, respectively, related to RSUs awarded in connection with the initial public offering. In addition, for the three months ended September 30, 2010 and 2009, the Company recorded compensation expense of $0.4 million and $0.5 million, respectively, for RSUs granted after the initial public offering. For the nine months ended September 30, 2010 and 2009, the Company recorded compensation expense of $0.8 million and $1.4 million, respectively, for RSUs granted after the initial public offering. For the three months ended September 30, 2010 and 2009, the Company recognized income tax benefits of $0.3 million and $0.5 million, respectively, related to the compensation expense recognized for RSUs. For the nine months ended September 30, 2010 and 2009, the Company recognized income tax benefits of $1.2 million and $1.6 million, respectively, related to the compensation expense recognized for RSUs. As of September 30, 2010, there was $1.5 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.78 years.

13. Net Income (Loss) per Share of Common Stock

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

The computations of basic and diluted net income per share for the three and nine months ended September 30, 2010 and 2009 are shown in the tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2010	2009	2010	2009
Numerator:
Net income	$1,431	$2,969	$5,334	$7,289

Denominator:
Basic weighted average shares outstanding	21,583	20,755	21,616	20,633
Effect of potential dilutive securities:
Restricted stock units	531	1,260	627	1,007

Diluted weighted average shares outstanding	22,114	22,015	22,243	21,640

Net income per share
Basic	$0.07	$0.14	$0.25	$0.35
Diluted	$0.06	$0.13	$0.24	$0.34

Stock options to purchase 1,850,565 and 1,872,833 shares of common stock for the three and nine months ended September 30, 2010, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Stock options to purchase 1,981,661 and 2,029,712 shares of common stock for the three and nine months ended September 30, 2009, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common units or diluted weighted-average common shares outstanding. Restricted stock units for 25,867 and 8,717 shares of common stock for the three and nine months ended September 30, 2010, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Restricted stock units for zero and 16,811 shares of common stock were anti-dilutive for the three and nine months ended September 30, 2009.

14. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the United States Internal Revenue Service. There were no contributions by the Company during the three and nine months ended September 30, 2010 and 2009.

15. Income Taxes

The Company is subject to U.S. federal and state income taxes. For the three and nine months ended September 30, 2010, the Company recorded a total tax expense of $1.9 million and $5.5 million, respectively. For the three and nine months ended September 30, 2009, the Company recorded a total tax expense of $2.9 million and $6.5 million, respectively.

The components of the Company’s income tax expense for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Federal	$(566)	$(543)	$(806)	$(211)
State	1,211	(123)	1,171	(11)

Total current income tax expense (benefit)	645	(666)	365	(222)
Federal	1,156	2,768	4,132	5,265
State	142	777	967	1,448

Total deferred income tax expense	1,298	3,545	5,099	6,713

Total income tax expense	$1,943	$2,879	$5,464	$6,491

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the three months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Tax at federal statutory tax rate	35.00%	35.00%	35.00%	35.00%
State income tax, net of federal tax benefit	5.75%	5.75%	5.75%	5.75%
Adjustment for permanent items	0.88%	0.03%	0.68%	-2.91%

Rate before one-time events	41.63%	40.78%	41.43%	37.84%
Deferred tax asset written off related to options and RSUs	—	0.14%	—	4.62%
Adjustment for prior year taxes	0.22%	2.54%	0.08%	-0.53%
Additional state income tax expense for JMP Credit	3.44%	—	1.20%	0.00%
California state enterprise zone tax credit	-3.70%	—	-1.29%	—
Post-acquisition adjustment to deferred tax liability of JMP Credit	—	0.43%	—	1.32%
New York state tax amendment	0.86%	—	0.30%	—

Effective tax rate	42.45%	43.89%	41.72%	43.25%

The Company determined that a valuation allowance against deferred tax assets was not necessary as of September 30, 2010 and December 31, 2009 based on the assessment of future ordinary income and capital gains and that the deferred tax assets will, more-likely-than-not, be realized.

The Company adopted the accounting principles related to uncertainty in income taxes on May 16, 2007, the date the Company became subject to federal and state income taxes. The Company has analyzed the filing positions in its federal and state income tax returns for all open tax years, which are 2007 through 2009 for federal income tax purposes and 2006 through 2009 for state income tax purposes. The Company does not anticipate any tax adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, the Company recorded no liability for uncertain income tax positions at September 30, 2010.

The Company’s policy for recording interest and penalties associated with the tax audits or unrecognized tax benefits, if any, is to record such items as a component of income before taxes. Penalties, if incurred, would be recorded in “administration” and interest paid or received would be recorded in “interest and dividend expense” in the Consolidated Statements of Operations.

16. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts and New York under various operating leases. Rental expense for the three months ended September 30, 2010 and 2009 was $0.7 million and, $0.6 million, respectively. Rental expense for the nine months ended September 30, 2010 and 2009 was $2.0 million and $1.8 million, respectively.

The California, Chicago and New York leases included a period of free rent at the start of the lease for seven months, nine months and three months, respectively. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

(In thousands)	September 30, 2010
2010	$793
2011	2,708
2012	218
2013	54
2014	55
Thereafter	5

$3,833

In connection with its underwriting activities, JMP Securities enters into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. At September 30, 2010 and December 31, 2009, JMP Securities had no open underwriting commitments.

The marketable securities owned and the restricted cash as well as the cash held by the clearing broker, may be used to maintain margin requirements. At September 30, 2010 and December 31, 2009, the Company had $0.3 million of cash on deposit with JMP Securities’ clearing broker. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. As of September 30, 2010 and December 31, 2009, the Company had unfunded commitments of $0.1 million and $3.4 million, respectively, in the Corporate Credit segment. These commitments relate to the CLO and do not extend to JMP Group Inc.

17. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $24.9 million and $45.3 million, which were $23.9 million and $43.7 million in excess of the required net capital of $1.0 million and $1.6 million at September 30, 2010 and December 31, 2009, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.47 to 1 and 0.26 to 1 at September 30, 2010 and December 31, 2009, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

18. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various affiliated entities, including corporations, partnerships and offshore investment companies. The Company also owns an investment in most of such affiliated entities. As of September 30, 2010 and December 31, 2009, the aggregate fair value of the Company’s investments in the affiliated entities for which we serve as the investment advisor was $43.3 million and $55.5 million, respectively, which consisted of general partner investments in hedge funds of $24.5 million and $33.3 million, respectively, general partner investments in funds of funds of $0.1 million and $2.9 million, respectively, and investments in NYMT convertible preferred and common stock of $18.7 million and $19.3 million, respectively. Base management fees earned from these affiliated entities were $2.5 million and $2.2 million for the three months ended September 30, 2010 and 2009, respectively, and $7.1 million and $6.2 million for the nine months ended September 30, 2010 and 2009, respectively. Also, the Company earned incentive fees of $0.7 million and $1.1 million from these affiliated entities for the three months ended September 30, 2010 and 2009, respectively, and $2.2 million and $9.5 million for the nine months ended September 30, 2009 and 2010, respectively. As of September 30, 2010 and December 31, 2009, the Company had incentive fees receivable from these affiliated entities of $0.7 million and $2.6 million, respectively.

19. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at September 30, 2010 and December 31, 2009 have subsequently settled with no resulting material liability to the Company. For the three months ended September 30, 2010 and 2009, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of September 30, 2010 and December 31, 2009.

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

20. Litigation

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

21. Financial Instruments with Off-Balance Sheet Risk, Credit Risk or Market Risk

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

In connection with Cratos CLO, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include unfunded commitments to lend and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet of the Company.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In its Corporate Credit segment, the Company had unfunded commitments of $0.1 million and $3.4 million at September 30, 2010 and December 31, 2009, respectively, and standby letters of credit of $0.3 million and $1.8 million, at September 30, 2010 and December 31, 2009, respectively. These commitments relate to the CLO and do not extend to JMP Group Inc.

22. Business Segments

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

The Company’s segment information for the three and nine months ended September 30, 2010 and 2009 was prepared using the following methodology:

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

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income (loss) before noncontrolling interest and income tax expense (benefit) and assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Broker-Dealer
Net revenues after provision for loan losses	$18,149	$22,449	$51,298	$59,043
Non-interest expenses	17,016	22,681	55,011	56,930

Segment income (loss) before income tax expense	$1,133	$(232)	$(3,713)	$2,113

Segment assets	$84,249	$88,661	$84,249	$88,661
Asset Management
Net revenues after provision for loan losses	$4,411	$5,258	$11,873	$24,257
Non-interest expenses	3,006	6,800	9,998	23,203

Segment income (loss) before income tax expense	$1,405	$(1,542)	$1,875	$1,054

Segment assets	$64,664	$70,892	$64,664	$70,892
Corporate Credit
Net revenues after provision for loan losses	$10,121	$14,012	$37,574	$20,090
Non-interest expenses	8,080	5,678	22,633	8,249

Segment income before income tax expense	$2,041	$8,334	$14,941	$11,841

Segment assets	$454,390	$400,460	$454,390	$400,460
Consolidated Entity
Net revenues after provision for loan losses	$32,681	$41,719	$100,745	$103,390
Non-interest expenses	28,102	35,159	87,642	88,382

Income before income tax expense	$4,579	$6,560	$13,103	$15,008

Total assets	$603,303	$560,013	$603,303	$560,013

23. Summarized financial information for equity method investments and NYMT

The tables below present summarized financial information of the hedge funds which the Company accounts for under the equity method. The financial information below represents 100% of the net assets, net realized and unrealized gains (losses) and net investment income (loss) of such hedge funds as of the dates and for the periods indicated.

	September 30, 2010	December 31, 2009
(In thousands)	Net Assets	Net Assets
Harvest Opportunity Partners II	$73,481	$73,895
Harvest Small Cap Partners	243,166	336,083
Harvest Consumer Partners	8,491	12,117
Harvest Technology Partners	28,680	22,395
Harvest Global Select Partners	—	5,559
Harvest Diversified Partners	33,098	—

	Three Months Ended September 30,
	2010		2009
(In thousands)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II	$206	$(385)	$7,816	$(112)
Harvest Small Cap Partners	(7,235)	(2,292)	(11,762)	(2,841)
Harvest Consumer Partners	347	(60)	544	(28)
Harvest Technology Partners	(657)	(159)	(127)	(84)
Harvest Global Select Partners	—	—	73	(68)
Harvest Diversified Partners	189	(190)	—	—

	Nine Months Ended September 30,
	2010		2009
(In thousands)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II	$5,224	$(1,095)	$13,752	$(425)
Harvest Small Cap Partners	(17,052)	(8,618)	39,360	(12,584)
Harvest Consumer Partners	(217)	(191)	1,332	(92)
Harvest Technology Partners	(382)	(431)	2,809	(241)
Harvest Global Select Partners	739	(99)	136	(115)
Harvest Diversified Partners	1,615	(523)	—	—

The tables below present summarized financial information of NYMT at September 30, 2010 and December 31, 2009 as well as for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Statement of Operations Data:
Interest income	$4,536	$7,994	$15,942	$24,200
Interest expense—investment securities and loans held in securitization trusts	1,211	1,864	3,887	7,041
Provision for loan losses	(734)	(526)	(1,336)	(1,414)
Impairment loss on investment securities	—	—	—	(119)
Realized gain on investment securities and related hedges	1,860	359	3,958	623
Income from continuing operations	1,279	2,641	4,910	6,978
Net income	1,577	2,877	5,787	7,478

(In thousands)	September 30, 2010	December 31, 2009
Statement of Financial Condition Data:
Investment securities—available for sale at fair value (including pledged securities of $40,937 and $91,071 at September 30, 2010 and December 31, 2009, respectively)	$99,191	$176,691
Mortgage loans held in securitization trusts (net)	236,050	276,176
Total assets	404,042	488,814
Financing arrangements, portfolio investments	38,465	85,106
Collateralized debt obligations	227,665	266,754
Convertible preferred debentures (net)	19,963	19,851
Total liabilities	336,575	425,827

24. Subsequent Events

On November 2, 2010, the Company’s board of directors declared a cash dividend of $0.015 per share of common stock for the third quarter of 2010 to be paid on December 3, 2010, to common stockholders of record on November 19, 2010.

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

Cautionary Statement Regarding Forward Looking Statements

This MD&A and other sections of this report contain forward looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events that we believe to be reasonable. There are or may be important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed under the caption “Risk Factors” in our annual report on Form 10-K and this quarterly report on Form 10-Q. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date of filing of this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

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

Asset Management Fees

Asset management fees for hedge funds, funds of funds and private equity funds include base management fees and incentive fees earned from managing investment partnerships sponsored by us and investment accounts owned by clients. Base management fees earned by us are generally based on the fair value of assets under management or aggregate capital commitments and the fee schedule for each fund and account. We also earn incentive fees that are based upon the performance of investment funds and accounts. For most of the funds, such fees are based on a percentage of the excess of an investment return over a specified highwater mark or hurdle rate over a defined performance period. For private equity funds, incentive fees are based on a specified percentage of realized gains from the disposition of each portfolio investment in which each investor participates, and are earned by the Company after returning contributions by the investors for that portfolio investment and for all other portfolio investments in which each such investor participates that have been disposed of at the time of distribution.

As of September 30, 2010, the contractual base management fees earned from each of these investment funds ranged between 1% and 2% of assets under management or were 2% of aggregate committed capital. The contractual incentive fees were generally (i) 20%, subject to high-water marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the funds of funds; (iii) 25%, subject to a performance hurdle rate, for Harvest Mortgage Opportunities Partners (“HMOP”); 35%, subject to high-water marks for New York Mortgage Trust, Inc. (“NYMT”); and (iv) 20%, subject to high-water marks, for HGC. Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole and our core sectors. These conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another.

Asset management fees for the two CLOs the Company manages currently consist only of base management fees. For one of the CLOs, the Company earns incentive fees in the event that specified cumulative investment returns are achieved, but such investment returns have not been achieved yet. The Company recognizes base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate Cratos CLO, the management fees earned at JMPCA from Cratos CLO are eliminated on consolidation in accordance with U.S. GAAP. At September 30, 2010, the contractual base management fees earned from the CLOs ranged from 0.14% to 0.50% of the average aggregate collateral balance for a specified period.

The following tables present certain information with respect to the investment funds managed by Harvest Capital Strategies (“HCS”) and CLOs managed by JMP Credit Advisors LLC (“JMPCA”):

	Assets Under Management (1) at		Company’s Share of Assets Under Management at
(In thousands)	September 30, 2010	December 31, 2009	September 30, 2010		December 31, 2009
Funds Managed by HCS:
Hedge Funds:
Harvest Opportunity Partners II	$73,481	$73,895		$4,232		$10,438
Harvest Small Cap Partners	243,166	336,083		4,136		8,741
Harvest Consumer Partners	8,491	12,117		103		5,590
Harvest Technology Partners	28,680	22,395		102		7,457
Harvest Mortgage Opportunities Partners (2)	10,264	10,544		6,913		7,090
Harvest Global Select Partners	—	5,559		—		1,086
Harvest Diversified Partners	33,098	—		15,942		—
Private Equity Funds:
Harvest Growth Capital Fund I (2)	4,731	—		654		—
Funds of Funds:
JMP Masters Fund	72,574	97,931		98		2,933
REITs:
New York Mortgage Trust	48,414	48,414		N/A		N/A

HCS Totals	$522,899	$606,938		$32,180		$43,335

CLOs Managed by JMPCA:
Cratos CLO (2)	473,418	495,111		N/A		N/A
Other	292,742	—		N/A		N/A

JMPCA Totals	$766,160	$495,111	$	N/A	$	N/A

JMP Group Inc. Totals	$1,289,059	$1,102,049		$32,180		$43,335

(1)	For hedge funds, private equity funds and funds of funds, assets under management represent the net assets of such funds. For New York Mortgage Trust (“NYMT”), assets under management represent the portion of the net assets of NYMT that is subject to the management fee calculation. In connection with its investment in NYMT, in January 2008, the Company entered into an advisory agreement between HCS and NYMT. For CLOs, assets under management represent the sum of the aggregate collateral balance and restricted cash to be reinvested in collateral, upon which management fees are earned.
(2)	HMOP and Cratos CLO were consolidated in the Company’s Statements of Financial Condition at September 30, 2010 and December 31, 2009. HGC was consolidated in the Company’s Statement of Financial Condition at September 30, 2010.

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
(In thousands)	Company’s Share of Change in Fair Value	Management Fee	Incentive Fee	Company’s Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II	$2	$180	$—	$193	$512	$380
Harvest Small Cap Partners	(199)	1,504	—	(513)	4,686	—
Harvest Consumer Partners	4	22	—	(222)	64	—
Harvest Technology Partners	(3)	87	—	(240)	217	40
Harvest Mortgage Opportunities Partners (1)	186	39	39	597	118	128
Harvest Global Select Partners	—	—	—	60	31	118
Harvest Diversified Partners	35	72	6	794	190	105
Private Equity Funds:
Harvest Growth Capital Fund I (1)	161	78	—	160	156	—
Funds of Funds:
JMP Masters Fund	(1)	174	—	115	525	—
REITs:
New York Mortgage Trust	—	232	729	—	577	1,569
CLOs:
Cratos CLO (1)	N/A	611	N/A	N/A	1,512	N/A
Other	N/A	262	—	N/A	262	—

Totals	$185	$3,261	$774	$944	$8,850	$2,340

(1)	Revenues earned from HMOP, HGC and Cratos CLO are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of noncontrolling interest.

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
(In thousands)	Company’s Share of Change in Fair Value	Management Fee	Incentive Fee	Company’s Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II	$1,146	$142	$688	$1,944	$432	$931
Harvest Small Cap Partners	(342)	1,548	2	1,677	4,312	7,943
Harvest Consumer Partners	229	18	34	539	39	73
Harvest Technology Partners	(58)	40	—	1,186	84	184
Harvest Mortgage Opportunities Partners (1)	480	50	—	1,719	156	—
Harvest Global Select Partners	6	18	2	19	26	8
Funds of Funds:
JMP Masters Fund	108	221	—	191	658	—
JMP Emerging Masters Fund	14	25	—	40	73	—
REITs:
New York Mortgage Trust	1,731	179	334	4,204	545	378
CLOs:
Cratos CLO (1)	N/A	627	N/A	N/A	1,233	N/A

Totals	$3,314	$2,868	$1,060	$11,519	$7,558	$9,517

(1)	Revenues earned from HMOP and Cratos CLO are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of noncontrolling interest.

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

Impairment Loss on Purchased Management Contract

Impairment loss on purchased management contract relates to a CLO management contract we purchased from Princeton Advisory Group, Inc. on September 8, 2010 for $3.8 million. Since a single investor had previously acquired control of the right to transfer the management contract without cause at any time with 90 days’ notice, the Company recorded an impairment charge of $2.8 million for the quarter ended September 30, 2010.

Other Expenses

Other operating expenses primarily include travel and business development, market data, occupancy, legal and accounting professional fees, depreciation and CLO administration expense at JMP.

Noncontrolling Interest

Noncontrolling interest for three and nine months ended September 30, 2010 includes the interest of third parties in JMP Credit (through August 6, 2010), Cratos CLO (effective August 6, 2010), Harvest Mortgage Opportunities Partners (“HMOP”) and Harvest Growth Capital (“HGC”), partially-owned subsidiaries consolidated in our financial statements. Noncontrolling interest for the three and nine months ended September 30, 2009 includes the interest of third parties in JMP Credit, HMOP and Opportunity Acquisition Corp. (“SPAC”), partially-owned subsidiaries consolidated in our financial statements. SPAC was liquidated on December 31, 2009 with no distribution of assets to the noncontrolling interest holders due to its accumulated loss.

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

The limited liability company agreements of HGC do not provide for the right of the members to remove the manager by a simple majority vote of the non-affiliated members and therefore the manager (with a minority interest in the limited liability company) is deemed to control HGC. As a result, the Company consolidated HGC from its inception on April 1, 2010.

On August 6, 2010, the Company and individual employee security holders (the “Unitholders”) of JMP Credit entered into an Exchange Agreement providing for, among other things, an offer to buy the minority interest units and shares in JMP Credit held by the Unitholders in exchange for a combination of (i) restricted common stock of the Company par value $.001 per share, (ii) cash and (iii) certain Cratos CLO subordinated notes in such amounts as elected by the Unitholder. In connection with the Exchange Agreement, the Company issued an aggregate of 381,310 shares of restricted stock to the Unitholders and the Company received all the remaining units and shares of JMP Credit that it did not previously own. The restricted stock and the Cratos CLO notes are subject to limitations on transfer and repurchase rights of the Company in the event of certain terminations of the Unitholder’s employment with the Company or its affiliates through June 1, 2013. As a result of the aforementioned transaction, the Company owns 100% of JMP Credit and approximately 94% of Cratos CLO.

Results of Operations

The following tables set forth our results of operations for the three and nine month periods ended September 30, 2010 and 2009 and are not necessarily indicative of the results to be expected for any future period.

	Three Months Ended September 30,		Change from 2009 to 2010
(In thousands)	2010	2009	$	%
Revenues
Investment banking	$12,332	$10,391	$1,941	18.7%
Brokerage	5,895	7,939	(2,044)	-25.7%
Asset management fees	3,283	3,266	17	0.5%
Principal transactions	1,055	5,981	(4,926)	-82.4%
Gain on sale and payoff of loans	6,990	6,727	263	3.9%
Gain on repurchase of asset-backed securities issued	—	4,096	(4,096)	N/A
Net dividend income	357	766	(409)	-53.4%
Other income	292	227	65	28.6%

Non-interest revenues	30,204	39,393	(9,189)	-23.3%

Interest income	11,525	12,214	(689)	-5.6%
Interest expense	(8,539)	(8,504)	(35)	0.4%

Net interest income	2,986	3,710	(724)	-19.5%

Provision for loan losses	(509)	(1,384)	875	-63.2%
Total net revenues after provision for loan losses	32,681	41,719	(9,038)	-21.7%

Non-interest Expenses
Compensation and benefits	19,361	29,308	(9,947)	-33.9%
Administration	1,328	1,098	230	20.9%
Brokerage, clearing and exchange fees	1,177	1,317	(140)	-10.6%
Impairment loss on purchased management contract	2,750	—	2,750	N/A
Other	3,486	3,436	50	1.5%

Total non-interest expenses	28,102	35,159	(7,057)	-20.1%

Income before income tax expense	4,579	6,560	(1,981)	-30.2%
Income tax expense	1,943	2,879	(936)	-32.5%

Net income	2,636	3,681	(1,045)	-28.4%
Less: Net income attributable to noncontrolling interest	1,205	712	493	69.2%

Net income attributable to JMP Group Inc.	$1,431	$2,969	$(1,538)	-51.8%

	Nine Months Ended September 30,		Change from 2009 to 2010
(In thousands)	2010	2009	$	%
Revenues
Investment banking	$28,436	$25,104	$3,332	13.3%
Brokerage	21,255	25,836	(4,581)	-17.7%
Asset management fees	9,316	15,766	(6,450)	-40.9%
Principal transactions	2,887	15,403	(12,516)	-81.3%
Gain on sale and payoff of loans	26,231	11,571	14,660	126.7%
Gain on repurchase of asset-backed securities issued	—	4,205	(4,205)	N/A
Gain on bargain purchase	—	1,179	(1,179)	N/A
Net dividend income	1,472	1,850	(378)	-20.4%
Other income	1,095	1,154	(59)	-5.1%

Non-interest revenues	90,692	102,068	(11,376)	-11.1%

Interest income	36,106	24,172	11,934	49.4%
Interest expense	(25,089)	(17,484)	(7,605)	43.5%

Net interest income	11,017	6,688	4,329	64.7%

Provision for loan losses	(964)	(5,366)	4,402	-82.0%
Total net revenues after provision for loan losses	100,745	103,390	(2,645)	-2.6%

Non-interest Expenses
Compensation and benefits	65,474	70,849	(5,375)	-7.6%
Administration	4,324	3,541	783	22.1%
Brokerage, clearing and exchange fees	3,752	4,057	(305)	-7.5%
Impairment loss on purchased management contract	2,750	—	2,750	N/A
Other	11,342	9,935	1,407	14.2%

Total non-interest expenses	87,642	88,382	(740)	-0.8%

Income before income tax expense	13,103	15,008	(1,905)	-12.7%
Income tax expense	5,464	6,491	(1,027)	-15.8%

Net income	7,639	8,517	(878)	-10.3%
Less: Net income attributable to noncontrolling interest	2,305	1,228	1,077	87.7%

Net income attributable to JMP Group Inc.	$5,334	$7,289	$(1,955)	-26.8%

Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009

Overview

Total net revenues after provision for loan losses decreased $9.0 million, or 21.7%, from $41.7 million for the quarter ended September 30, 2009 to $32.7 million for the quarter ended September 30, 2010, driven by a decrease in non-interest revenues of $9.2 million, a decrease in net interest income of $0.7 million, partly offset by a decrease in provision for loan losses of $0.9 million.

Non-interest revenues decreased $9.2 million, or 23.3%, primarily due to a decrease in principal transaction revenues of $4.9 million, a decrease in gain on repurchase of asset-backed securities issued of $4.1 million and a decrease in brokerage revenues of $2.0 million, partly offset by an increase in investment banking revenues of $1.9 million.

Net interest income decreased $0.7 million, or 19.5%, from $3.7 million for the quarter ended September 30, 2009 to $3.0 million for the same period in 2010. The decrease was primarily related to net interest income of JMP Credit which decreased from $3.6 million for the quarter ended September 30, 2009 to $3.0 million for the quarter ended September 30, 2010 as a result of increased net liquidity discount amortization.

Provision for loan losses decreased $0.9 million, or 63.2%, from $1.4 million for the quarter ended September 30, 2009 to $0.5 million for the quarter ended September 30, 2010. The decrease was due to a decrease in provision recorded against loans collateralizing ABS issued of $1.3 million, offset by an increase in provision recorded against loans held for investment of $0.4 million.

Total non-interest expenses decreased $7.1 million, or 20.1%, from $35.2 million for the quarter ended September 30, 2009 to $28.1 million for the quarter ended September 30, 2010, primarily due to a decrease in compensation and benefits of $9.9 million, partly offset by an impairment loss on purchased management contract of $2.8 million recorded in the quarter ended September 30, 2010.

Net income attributable to JMP Group Inc. decreased $1.5 million from $3.0 million for the quarter ended September 30, 2009 to $1.4 million for the quarter ended September 30, 2010 and includes a decrease in income tax expense from $2.9 million for the quarter ended September 30, 2009 to $1.9 million for the quarter ended September 30, 2010.

Revenues

Investment Banking

Investment banking revenues increased $1.9 million, or 18.7%, from $10.4 million for the quarter ended September 30, 2009 to $12.3 million for the quarter ended September 30, 2010. As a percentage of total net revenues after provision for loan losses, investment banking revenues increased from 24.9% for the quarter ended September 30, 2009 to 37.7% for the quarter ended September 30, 2010. Public equity underwriting revenues decreased $2.2 million, or 33.7%, from $6.5 million for the quarter ended September 30, 2009 to $4.3 million for the quarter ended September 30, 2010. We executed seven public equity underwriting transactions in the quarter ended September 30, 2010 compared to twelve in the quarter ended September 30, 2009. We acted as a lead manager on three transactions in the quarter ended September 30, 2010 compared to one in the same period in 2009. Private placement revenues increased $3.9 million, or 303.8%, from $1.3 million for the quarter ended September 30, 2009 to $5.1 million for the same period in 2010. We executed five private placement transactions in the quarter ended September 30, 2010 compared to two in the same period in 2009. Our strategic advisory revenues increased $0.3 million, or 10.5%, from $2.6 million for the quarter ended September 30, 2009 to $2.9 million for the quarter ended September 30, 2010. We executed four strategic advisory transactions in the quarter ended September 30, 2010 compared to three in the quarter ended September 30, 2009.

Brokerage Revenues

Brokerage revenues decreased $2.0 million, or 25.7%, from $7.9 million for the quarter ended September 30, 2009 to $5.9 million for the quarter ended September 30, 2010. The decrease was the result of lower gross commissions. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 19.0% for the quarter ended September 30, 2009 to 18.0% for the quarter ended September 30, 2010.

Asset Management Fees

Asset management fees were $3.3 million for both quarters ended September 30, 2009 and 2010. Asset management fees include base management fees and incentive fees for funds and CLOs under management. Base management fees increased $0.4 million from $2.2 million for the quarter ended September 30, 2009 to $2.6 million for the same period in 2010. Incentive fees decreased $0.4 million from $1.1 million for the quarter ended September 30, 2009 to $0.7 million for the same period in 2010. The increase in base management fees was primarily due to the management fees for a new CLO purchased during the quarter ended September 30, 2010 of $0.3 million recorded at JMPCA. The decrease in incentive fees reflects a decline of $0.7 million related to Harvest Opportunity Partners II, partly offset by an increase of $0.4 million related to NYMT. As a percentage of total net revenues after provision for loan losses, asset management fees increased from 7.8% for the quarter ended September 30, 2009 to 10.0% for the same period in 2010.

Principal Transactions

Principal transaction revenues decreased $4.9 million, or 82.4%, from $6.0 million for the quarter ended September 30, 2009 to $1.1 million for the same period in 2010. The decrease reflects lower revenues from equity and other securities and from our family of hedge funds and funds of funds. Revenues from equity and other securities decreased $3.7 million, or 75.5%, from $4.9 million for the quarter ended September 30, 2009 to $1.2 million for the same period in 2010, driven by a decrease in unrealized gain/loss on our convertible preferred security and equity security investments in NYMT of $2.5 million, a decrease in revenues from marketable equity securities of $3.0 million, partly offset by an increase in revenues from private equity and debt securities of $1.8 million. Revenues from our family of hedge funds and funds of funds decreased $1.3 million, from $1.1 million for the quarter ended September 30, 2009 to $0.2 million for the same period in 2010. As a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 14.3% for the quarter ended September 30, 2009 to 3.2% for the same period in 2010.

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans increased $0.3 million from $6.7 million for the quarter ended September 30, 2009 to $7.0 million for the same period in 2010, with all of the gain generated at JMP Credit. During the quarter ended September 30, 2010, 17 loans were sold or paid off, resulting in a total net gain of $7.0 million. Of the total net gain of $7.0 million, $7.3 million was related to nine loan payoffs, where the borrowers repaid the loans at a premium to our carrying value. The net gain on loan payoffs was partly offset by net loss on loan sales of $0.3 million. Of the eight loans sold during the quarter ended September 30, 2010, six loans were sold at a discount to our carrying value and two loans were sold at a premium to our carrying value, resulting in a net loss. While we expect further gains in future periods, these revenues are highly unpredictable as we are not actively marketing the loans collateralized by asset-backed securities for sale. As a percentage of total net revenues after provision for loan losses, gain on sale and payoff of loans increased from 16.1% for the quarter ended September 30, 2009 to 21.4% for the same period in 2010

Gain on Repurchase of Asset-Backed Securities Issued

Gain on repurchase of ABS issued decreased from $4.1 million for the quarter ended September 30, 2009 to zero for the quarter ended September 30, 2010. The majority of the gain in 2009 resulted from a repurchase in July 2009 in the open market of $4.0 million par value of our ABS at a discount, resulting in a gain of $3.5 million. This type of gain is not expected to recur at these levels in future periods, unless the market price of our ABS issued falls significantly from our carrying value as of September 30, 2010 and we can take advantage of opportunistic repurchases.

Net Dividend Income

Net dividend income decreased $0.4 million, or 53.4%, from $0.8 million for the quarter ended September 30, 2009 to $0.4 million for the quarter ended September 30, 2010. The decrease was primarily due to lower net dividends in our principal investment portfolio.

Other Income

Other income increased $0.1 million, or 28.6%, from $0.2 million for the quarter ended September 30, 2009 to $0.3 million for the quarter ended September 30, 2010. For both quarters, other income was primarily comprised of revenues from fee sharing arrangements with, and fees earned to raise capital for, third-party investment partnerships or funds.

Interest Income

Interest income decreased $0.7 million, or 5.6%, from $12.2 million for the quarter ended September 30, 2009 to $11.5 million for the same period in 2010. The decrease was primarily related to JMP Credit, which recorded interest income of $12.0 million and $11.4 million for the quarters ended September 30, 2009 and 2010, respectively.

At JMP Credit, for the quarter ended September 30, 2010, total interest income of $11.4 million was mainly comprised of interest earned on our 152 performing loans of $5.3 million, amortization of purchase discounts and other deferred fees of $0.4 million and the non-cash accretion of liquidity discounts on our loans of $5.7 million. Of the $5.7 million non-cash accretion of liquidity discounts, $0.9 million was accelerated due to unscheduled principal payments on these loans. The annualized weighted average interest rate on the loans (excluding the liquidity discount accretion) was 4.81% with a spread to weighted average LIBOR of 4.40% for the quarter ended September 30, 2010. The Company did not recognize any interest income, other than the accretion of liquidity discounts, for seven impaired loans with an aggregate weighted average loan balance of $29.8 million that were on non-accrual status during the quarter.

At JMP Credit, for the quarter ended September 30, 2009, total interest income of $12.0 million was mainly comprised of interest earned on our 84 performing loans of $4.6 million, amortization of purchase discounts and other deferred fees of $0.4 million and the non-cash amortization of liquidity discounts on our loans of $7.0 million. Of the $7.0 million non-cash accretion of liquidity discounts, $0.3 million was accelerated due to unscheduled principal payments on these loans. The annualized weighted average interest rate on the loans was 4.83% with a spread to weighted average LIBOR of 4.18% for the quarter ended September 30, 2009. The Company did not recognize any interest income for 15 impaired loans with an aggregate weighted average loan balance of $103.8 million that were on non-accrual status during the quarter.

Interest Expense

Interest expense was $8.5 million for both quarters ended September 30, 2009 and 2010 and was primarily related to JMP Credit, which recorded interest expense of $8.4 million and $8.3 million for the quarters ended September 30, 2009 and 2010, respectively.

At JMP Credit, for the quarter ended September 30, 2010, interest expense of $8.3 million was comprised of interest expense on ABS issued of $1.3 million and non-cash amortization of the liquidity discount on the ABS issued of $7.0 million. The annualized weighted average cost of funds (excluding the liquidity discount amortization) for the ABS issued during the quarter was 1.15% with a spread to weighted average LIBOR of 0.74%.

At JMP Credit, for the quarter ended September 30, 2009, interest expense of $8.4 million was comprised of interest expense on ABS issued of $1.5 million, non-cash amortization of the liquidity discount on the ABS issued of $6.8 million, and interest expense on the contingent consideration of $0.1 million. The annualized weighted average cost of funds for the ABS issued during the quarter was 1.34% with a spread to weighted average LIBOR of 0.70%.

Provision for Loan Losses

Provision for loan losses decreased $0.9 million, or 63.2%, from $1.4 million for the quarter ended September 30, 2009 to $0.5 million for the same period in 2010. The decrease was primarily due to a decrease in provision against loans collateralizing ABS issued from $1.5 million for the quarter ended September 30, 2009 to $0.2 million for the same period in 2010, offset by an increase in the provision against loans held for investment of $0.4 million. For the quarter ended September 30, 2010, the provision against loans collateralizing ABS issued of $0.2 million was recorded as pooled reserve against performing loans that were purchased after the Cratos acquisition. For the quarter ended September 30, 2009, the provision against loans collateralizing ABS issued of $2.5 million was comprised of $1.4 million of specific reserves on impaired loans, which were recorded in addition to the credit discount recorded at the acquisition of Cratos and $0.1 million of pooled reserve against performing loans.

Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions as well as equity-based compensation to our employees and managing directors, decreased $9.9 million, or 33.9%, from $29.3 million for the quarter ended September 30, 2009 to $19.4 million for the quarter ended September 30, 2010.

Employee payroll, taxes and benefits, and consultant fees, increased $0.5 million, or 6.4%, from $7.8 million for the quarter ended September 30, 2009 to $8.3 million for the same period in 2010 primarily due to severance payments made during the quarter ended September 30, 2010.

Performance-based bonus and commission decreased $9.9 million, or 48.8%, from $20.3 million for the quarter ended September 30, 2009 to $10.4 million for the quarter ended September 30, 2010. The decrease was primarily due to a decrease in total net revenues after provision for loan losses from $41.7 million for the quarter ended September 30, 2009 to $32.7 million for the same period in 2010. In addition, the Company recorded a performance-based bonus accrual for senior management of $6.8 million in the quarter ended September 30, 2009 but did not record such accrual in the quarter ended September 30, 2010.

Equity-based compensation decreased $0.5 million, or 41.7%, from $1.2 million for the quarter ended September 30, 2009 to $0.7 million for the quarter ended September 30, 2010 primarily due to a $0.4 million reduction in the amortization expense for RSUs granted in connection with the initial public offering reflecting scheduled vesting of such RSUs in May 2010. The total equity-based compensation expense for the quarter ended September 30, 2009 and 2010 included $0.7 million and $0.3 million, respectively, recognized for RSUs granted in connection with the initial public offering and $0.5 million and $0.4 million, respectively, recognized for RSUs granted after the initial public offering.

Compensation and benefits as a percentage of revenues decreased from 70.3% of total net revenues after provision for loan losses for the quarter ended September 30, 2009 to 59.2% for the same period in 2010. This was primarily due to a higher compensation to revenue ratio for the quarter ended September 30, 2009 reflecting the performance-based bonus accrual for senior management of $6.8 million described above. Excluding the hiring bonus expense of $0.1 million and expense related to RSUs of $0.7 million, compensation and benefits as a percentage of total net revenues after provision for loan losses was 56.7% for the quarter ended September 30, 2010. Excluding expense related to RSUs of $1.2 million, compensation and benefits as a percentage of total net revenues after provision for loan losses was 67.3% for the quarter ended September 30, 2009.

Administration

Administration expenses increased $0.2 million, or 20.9%, from $1.1 million for the quarter ended September 30, 2009 to $1.3 million for the quarter ended September 30, 2010 primarily due to an increase in conference expense of $0.3 million, offset by a decrease in other administration expenses of $0.1 million. As a percentage of total net revenues after provision for loan losses, administration expense increased from 2.6% of total net revenues after provision for loan losses for the quarter ended September 30, 2009 to 4.1% for the same period in 2010.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees decreased $0.1 million, or 10.6%, from $1.3 million for the quarter ended September 30, 2009 to $1.2 million for the quarter ended September 30, 2010. The decrease was primarily due to a decrease in trading volume and lower execution costs per share. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees increased from 3.2% for the quarter ended September 30, 2009 to 3.6% for the same period in 2010.

Impairment Loss on Purchased Management Contract

On June 11, 2010, the Company agreed to purchase the collateral management contracts for two collateralized loan obligations, or CLOs, from Princeton Advisory Group, Inc. for up to $5.0 million. The transfers of the contracts were subject to the receipt of certain consents and other conditions. On September 8, 2010, the Company completed the purchase of one of the two management contracts for $3.8 million, and the contract was transferred to JMPCA. However, since a single investor had previously acquired control of the right to transfer the management contract without cause at any time with 90 days’ notice, the Company recorded an impairment charge of $2.8 million for the quarter ended September 30, 2010. The Company has since restructured the transaction to provide the Company with indemnity from the seller in the amount of $2.6 million, of which $1.6 million is uncertain to be realized and $1.0 million in cash. The indemnity amortizes over a period ending in February 2013. The Company has not been given notice that the management contract will be transferred to another manager and, as long as JMPCA remains the manager, it will continue to earn management fees from the CLO.

Other Expenses

Other expenses increased $0.1 million, or 1.5%, from $3.4 million for the quarter ended September 30, 2009 to $3.5 million for the quarter ended September 30, 2010, primarily due to an increase in travel and entertainment expense of $0.2 million, offset by a decrease in other expenses within this category of $0.1 million. As a percentage of total net revenues after provision for loan losses, other expenses increased from 8.2% for the quarter ended September 30, 2009 to 10.7% for the same period in 2010.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest increased $0.5 million from $0.7 million for the quarter ended September 30, 2009 to $1.2 million for the quarter ended September 30, 2010. Noncontrolling interest for the quarter ended September 30, 2010 includes the interest of third parties in JMP Credit (through August 6, 2010), Cratos CLO (effective August 6, 2010), HMOP and HGC, partially-owned subsidiaries consolidated in our financial statements. Noncontrolling interest for the quarter ended September 30, 2009 relates to the interest of third parties in JMP Credit, HMOP and Opportunity Acquisition Corp. (“SPAC”), partially-owned subsidiaries consolidated in our financial statements. SPAC was liquidated on December 31, 2009. Because of the limited partners’ substantive kick-out rights, HMOP was not consolidated from January 2, 2009 through April 30, 2009. During the quarter ended June 30, 2009, several non-affiliated limited partners redeemed their interest in HMOP, and the remaining limited partners were no longer deemed to have substantive kick-out rights. As a result, the Company consolidated HMOP in its consolidated financial statements effective May 1, 2009. The members of HGC do not have substantive kick-out rights, and therefore, HGC has been consolidated from inception on April 1, 2010.

Provision for Income Taxes

For the quarter ended September 30, 2010 and 2009, we recorded tax expense of $1.9 million and $2.9 million, respectively. The effective tax rate for the quarter ended September 30, 2010 and 2009 was 42.5% and 43.9%, respectively.

Nine months Ended September 30, 2010, Compared to Nine months Ended September 30, 2009

Overview

Total net revenues after provision for loan losses decreased $2.7 million, or 2.6%, from $103.4 million for the nine months ended September 30, 2009 to $100.7 million for the nine months ended September 30, 2010, driven by a decrease in non-interest revenues of $11.4 million, offset by an increase in net interest income of $4.3 million and a decrease in provision for loan losses of $4.4 million.

Non-interest revenues decreased $11.4 million, or 11.1%, primarily due to a decrease in principal transaction revenues of $12.5 million, a decrease in asset management revenues of $6.5 million, a decrease in brokerage revenues of $4.6 million and a decrease in gain on repurchase of asset-backed securities issued of $4.2 million, partly offset by an increase in gain on sale and payoff of loans of $14.7 million and an increase in investment banking revenues of $3.3 million.

Net interest income increased $4.3 million, or 64.7%, from $6.7 million for the nine months ended September 30, 2009 to $11.0 million for the same period in 2010. The increase was primarily due to an increase in net interest income at JMP Credit of $4.5 million, from $6.4 million for the nine months ended September 30, 2009 to $10.9 million for the nine months ended September 30, 2010.

Provision for loan losses decreased $4.4 million, or 82.0%, from $5.4 million for the nine months ended September 30, 2009 to $1.0 million for the nine months ended September 30, 2010. The decrease was comprised of a decrease in provision recorded against loans held for investment of $1.0 million and a decrease in provision recorded against loans collateralizing ABS issued of $3.4 million.

Total non-interest expenses decreased from $88.4 million for the nine months ended September 30, 2009 to $87.6 million for the nine months ended September 30, 2010, primarily due to a decrease in compensation and benefits of $5.4 million, offset by an impairment loss on purchased management contract recorded in 2010 of $2.8 million, an increase in other expense of $1.4 million and an increase in administration expense of $0.8 million.

Net income attributable to JMP Group Inc. decreased $2.0 million from $7.3 million for the nine months ended September 30, 2009 to $5.3 million for the nine months ended September 30, 2010 and includes income tax expense of $6.5 million and $5.5 million for the nine months ended September 30, 2009 and 2010, respectively.

Revenues

Investment Banking

Investment banking revenues increased $3.3 million, or 13.3%, from $25.1 million for the nine months ended September 30, 2009 to $28.4 million for the same period in 2010, and increased as a percentage of total net revenues after provision for loan losses from 24.3% to 28.2%, respectively. The increase in revenues reflects a higher level of activity in our public equity underwriting and private placement business, partially offset by decreased activity in our strategic advisory business. Public equity underwriting revenues increased $1.1 million, or 8.8%, from $12.0 million for the nine months ended September 30, 2009 to $13.1 million for the nine months ended September 30, 2010. We executed twenty-eight public equity underwriting transactions in the nine months ended September 30, 2010 compared to twenty-one in the nine months ended September 30, 2009. We acted as a lead manager on six transactions in the nine months ended September 30, 2010 and two in the same period in 2009. Private placement revenues increased $3.9 million, or 94.1%, from $4.2 million for the nine months ended September 30, 2009 to $8.1 million for the nine months ended September 30, 2010. We executed ten private placement transactions in the nine months ended September 30, 2010 compared to seven in the same period in 2009. Our strategic advisory revenues decreased $1.6 million, or 18.6%, from $8.9 million for the nine months ended September 30, 2009 to $7.3 million for the nine months ended September 30, 2010. We executed ten strategic advisory transactions in both of the nine-month periods ended September 30, 2010 and 2009.

Brokerage Revenues

Brokerage revenues decreased from $25.8 million for the nine months ended September 30, 2009 to $21.3 million for the nine months ended September 30, 2010. The decrease was the result of lower gross commissions. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 25.0% for the nine months ended September 30, 2009 to 21.1% for the nine months ended September 30, 2010.

Asset Management Fees

Asset management fees decreased $6.5 million, or 40.9%, from $15.8 million for the nine months ended September 30, 2009 to $9.3 million for the nine months ended September 30, 2010. Asset management fees include base management fees and incentive fees for our funds and CLOs under management. Base management fees increased $0.8 million from $6.3 million for the nine months ended September 30, 2009 to $7.1 million for the same period in 2010. Incentive fees decreased $7.3 million from $9.5 million for the nine months ended September 30, 2009 to $2.2 million for the same period in 2010. The increase in base management fees was primarily due to increased base management fees at HCS reflecting higher client assets under management during the nine months ended September 30, 2010 compared to the same period in 2009. In addition, the Company recorded base management fees of $0.3 million for the nine month ended September 30, 2010 relating to a new CLO managed by JMPCA. The decrease in incentive fees reflects a decline of $7.9 million and $0.6 million related to Harvest Small Cap Partners and Harvest Opportunity Partners II, respectively, partly offset by a $1.2 million increase related to NYMT. As a percentage of total net revenues after provision for loan losses, asset management fees decreased from 15.3% for the nine months ended September 30, 2009 to 9.2% for the same period in 2010.

Principal Transactions

Principal transaction revenues decreased $12.5 million, or 81.3%, from $15.4 million for the nine months ended September 30, 2009 to $2.9 million for the same period in 2010. The decrease reflects lower revenues from equity and other securities and from our family of hedge funds and funds of funds. Revenues from equity and other securities decreased $6.9 million, or 73.4%, from $9.4 million for the nine months ended September 30, 2009 to $2.5 million for the same period in 2010, driven by a decrease in unrealized gain/loss on our convertible preferred security and equity security investments in NYMT of $6.1 million, a decrease in revenues from marketable equity securities of $2.9 million, partly offset by an increase in revenues from private equity and debt securities of $2.1 million. Revenues from our family of hedge funds and funds of funds decreased $5.9 million, from $6.1 million for the nine months ended September 30, 2009 to $0.2 million for the same period in 2010.

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans increased $14.7 million, or 126.7%, from $11.6 million for the nine months ended September 30, 2009 to $26.2 million for the same period in 2010, with all of the gain generated at JMP Credit. During the nine months ended September 30, 2010, 49 loans were sold or paid off, including two loans partially sold, resulting in a total net gain of $26.2 million. Of the total net gain of $26.2 million, $22.6 million was related to 35 loan payoffs, where the borrowers repaid the loans at a premium to our carrying value. The remaining $3.6 million was related to 14 loans, six of which were sold at a premium to our carrying value and eight of which (including two partially sold) were sold at a discount to our carrying value. While we expect further gains in future periods, these revenues are highly unpredictable as we are not actively marketing the loans collateralized by asset-backed securities for sale.

Gain on Repurchase of Asset-Backed Securities Issued

Gain on repurchase of ABS issued decreased from $4.2 million for the nine months ended September 30, 2009 to zero for the nine months ended September 30, 2010. In May and July 2009, we repurchased in the open market $0.8 million and $4.0 million, respectively, of face value of our ABS at a discount resulting in a total gain of $4.2 million recorded at JMP Credit. This type of gain is not expected to recur at these levels in future periods, unless the market price of our ABS issued falls significantly from our carrying value as of September 30, 2010 and we can take advantage of opportunistic repurchases.

Gain on Bargain Purchase

Upon the acquisition of Cratos by JMP Credit on April 7, 2009, a bargain purchase gain of $1.2 million was recorded which reflected the difference between the fair value of net assets acquired of $7.5 million and the GAAP consideration given to the sellers of $6.3 million. In accordance with the authoritative guidance under GAAP on business combinations, this gain was booked to revenues in the period the acquisition was completed. No such gain was recorded in the nine month period ended September 30, 2010.

Net Dividend Income

Net dividend income decreased $0.4 million, or 20.4%, from $1.9 million for the nine months ended September 30, 2009 to $1.5 million for the same period in 2010. For both periods, net dividend income was primarily related to dividends from our NYMT investment.

Other Income

Other income decreased $0.1 million, or 5.1%, from $1.2 million for the nine months ended September 30, 2009 to $1.1 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2009, other income was primarily comprised of revenues from fee sharing arrangements with, and fees earned to raise capital for, third-party investment partnerships or funds. For the nine months ended September 30, 2010, other income was comprised of the aforementioned revenues plus administrative agency fees at JMP Credit.

Interest Income

Interest income increased $11.9 million from $24.2 million for the nine months ended September 30, 2009 to $36.1 million for the same period in 2009. The increase was primarily related to JMP Credit, which recorded interest income of $23.6 million and $35.6 million for the nine months ended September 30, 2009 and 2010, respectively.

At JMP Credit, for the nine months ended September 30, 2010, total interest income of $35.6 million was mainly comprised of interest earned on our 152 performing loans of $15.4 million, amortization of purchase discounts and other deferred fees of $1.2 million and the non-cash amortization of liquidity discounts on our loans of $19.0 million. Of the $19.0 million non-cash amortization of liquidity discount, $3.6 million of liquidity discount accretion was accelerated due to unscheduled principal payments on these loans. The annualized weighted average interest rate on the loans (excluding the liquidity discount accretion) was 4.97% with a spread to weighted average LIBOR of 4.63% for the nine months ended September 30, 2010. The Company did not recognize any interest income, other than the accretion of liquidity discounts, for 11 impaired loans with an aggregate weighted average loan balance of $58.4 million that were on non-accrual status during the nine months ended September 30, 2010.

At JMP Credit, for the nine months ended September 30, 2009, total interest income for the nine months ended September 30, 2009 was $23.6 million. This was comprised of interest earned on our 84 performing loans of $9.6 million, amortization of purchase discounts and other deferred fees of $0.6 million and the non-cash amortization of the liquidity discounts on our loans of $13.4 million. Of the $13.4 million non-cash amortization of liquidity discount, $0.4 million of liquidity discount accretion was accelerated due to unscheduled principal payments on these loans. The annualized weighted average interest rate on the loans was 5.10% with a spread to weighted average LIBOR of 4.27% for the nine months ended September 30, 2009. We did not recognize any interest income for the 16 impaired loans with a weighted average loan balance of $97.8 million that were on non-accrual status during the nine months ended September 30, 2009.

Interest Expense

Interest expense increased $7.6 million, or 43.5%, from $17.5 million for the nine months ended September 30, 2009 to $25.1 million for the same period in 2010. The increase was primarily related to JMP Credit, which recorded interest expense of $17.2 million and $24.5 million for the nine months ended September 30, 2009 and 2010, respectively.

At JMP Credit, for the nine months ended September 30, 2010, interest expense of $24.5 million was comprised of interest expense on ABS issued of $3.5 million and non-cash amortization of the liquidity discount on the ABS issued of $21.0 million. The annualized weighted average cost of funds (excluding the liquidity discount amortization) for the ABS issued during the nine months was 1.08% with a spread to weighted average LIBOR of 0.73%.

At JMP Credit, for the nine months ended September 30, 2009, total interest expense for the nine months was $17.2 million. This was comprised of $3.4 million in interest on ABS issued, $13.7 million in non-cash amortization of the liquidity discount on the ABS issued, and $0.1 million in interest primarily on the contingent consideration to one of the previous owners of Cratos. The annualized weighted average cost of funds for the ABS issued during the nine months ended September 30, 2009 was 1.54% with a spread to weighted average LIBOR of 0.71%.

Provision for Loan Losses

Provision for loan losses decreased $4.4 million, or 82.0%, from $5.4 million for the nine months ended September 30, 2009 to $1.0 million for the same period in 2010. The decrease was comprised of $1.0 million related to provision against loans held for investment and $3.4 million related to provision against loans collateralizing ABS issued. For the nine months ended September 30, 2010, the provision against loans collateralizing ABS issued of $0.6 million was recorded as pooled reserve against performing loans that were purchased after the Cratos acquisition. For the nine months ended September 30, 2009, the provision against loans collateralizing ABS issued of $4.0 million was comprised of $3.8 million of specific reserves on impaired loans, which were recorded in addition to the credit discount recorded at the acquisition of Cratos and $0.2 million of pooled reserve against performing loans.

Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions as well as equity-based compensation to our employees and managing directors, decreased from $70.8 million for the nine months ended September 30, 2009 to $65.5 million for the nine months ended September 30, 2010.

Employee payroll, taxes and benefits, and consultant fees, increased $2.2 million, or 9.8%, from $22.4 million for the nine months ended September 30, 2009 to $24.6 million for the nine months ended September 30, 2010 primarily due to higher average headcount in 2010.

Performance-based bonus and commission decreased $6.7 million, or 15.1%, from $44.5 million for the nine months ended September 30, 2009 to $37.8 million for the same period in 2010. The decrease was primarily due to a decrease in total net revenues after provision for loan losses from $103.4 million for the nine months ended September 30, 2009 to $100.7 million for the same period in 2010. In addition, the Company recorded a performance-based bonus accrual for senior management of $6.8 million in the nine months ended September 30, 2009 but did not record such accrual in the same period in 2010.

Equity-based compensation decreased $0.9 million, or 23.1%, from $3.9 million for the nine months ended September 30, 2009 to $3.0 million for the same period in 2010 reflecting a decrease in expense related to RSUs granted after the initial public offering of $0.6 million and a decrease in expense related to RSUs granted in connection with the initial public offering of $0.3 million. The decrease in expense related to RSUs granted after the initial public offering was primarily due to a $0.9 million reduction that resulted from the acceleration of the vesting of 1,295,000 RSUs on November 2, 2009, which eliminated the amortization expense on those RSUs for future periods, partly offset by an additional expense recognized on new RSU grants in 2010. The decrease in expense related to RSUs granted in connection with the initial public offering was primarily due to a $1.0 million decrease from the scheduled vesting of such RSUs in May 2009 and 2010, partly offset by a one-time expense of $0.7 million recorded in May 2010 when we reduced the estimated forfeiture rate on these RSUs to reflect recent forfeiture experience. The equity-based compensation expense for the nine months ended September 30, 2009 and 2010 included $2.5 million and $2.2 million, respectively, recognized for RSUs granted in connection with the initial public offering and $1.4 million and $0.8 million, respectively, recognized for RSUs granted after the initial public offering.

Compensation and benefits as a percentage of net revenues after provision for loan losses decreased from 68.5% for the nine months ended September 30, 2009 to 65.0% for the same period in 2010. Excluding the hiring bonus expense of $2.9 million and expense related to RSUs of $3.0 million, compensation and benefits as a percentage of total net revenues after provision for loan losses was 59.0% for the nine months ended September 30, 2010. Excluding expense related to RSUs of $3.9 million, compensation and benefits as a percentage of total net revenues after provision for loan losses was 64.8% for the nine months ended September 30, 2009.

Administration

Administration expenses increased $0.8 million, or 22.1%, from $3.5 million for the nine months ended September 30, 2009 to $4.3 million for the nine months ended September 30, 2010 primarily due to an increase in conference expense of $0.5 million, an increase in placement and training cost of $0.2 million and an increase in regulatory fees of $0.1 million relating to our broker-dealer entity. As a percentage of total net revenues after provision for loan losses, administration expense increased from 3.4% of total net revenues after provision for loan losses for the nine months ended September 30, 2009 to 4.3% for the same period in 2010.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees decreased $0.3 million, or 7.5%, from $4.1 million for the nine months ended September 30, 2009 to $3.8 million for the nine months ended September 30, 2010. The decrease was primarily due to a decrease in trading volume. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 3.9% for the nine months ended September 30, 2009 to 3.7% for the same period in 2010.

Impairment Loss on Purchased Management Contract

On June 11, 2010, the Company agreed to purchase the collateral management contracts for two collateralized loan obligations, or CLOs, from Princeton Advisory Group, Inc. for up to $5.0 million. The transfers of the contracts were subject to the receipt of certain consents and other conditions. On September 8, 2010, the Company completed the purchase of one of the two management contracts for $3.8 million, and the contract was transferred to JMPCA. However, since a single investor had previously acquired control of the right to transfer the management contract without cause at any time with 90 days’ notice, the Company recorded an impairment charge of $2.8 million for the nine months ended September 30, 2010. The Company has since restructured the transaction to provide the Company with indemnity from the seller in the amount of $2.6 million, of which $1.6 million is uncertain to be realized and $1.0 million in cash. The indemnity amortizes over a period ending in February 2013. The Company has not been given notice that the management contract will be transferred to another manager and, as long as JMPCA remains the manager, it will continue to earn management fees from the CLO.

Other Expenses

Other expenses increased $1.4 million, or 14.2%, from $9.9 million for the nine months ended September 30, 2009 to $11.3 million for the nine months ended September 30, 2010. The increase was primarily due to an increase in travel and entertainment expense of $1.0 million, an increase in market data expense of $0.3 million and an increase in occupancy of $0.2 million, partly offset by a net decrease of $0.1 million in other expenses. As a percentage of total net revenues after provision for loan losses, other expenses increased from 9.6% for the nine months ended September 30, 2009 to 11.3% for the same period in 2010.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest increased $1.0 million from $1.2 million for the nine months ended September 30, 2009 to $2.3 million for the nine months ended September 30, 2010. Noncontrolling interest for the nine months ended September 30, 2010 includes the interest of third parties in JMP Credit (through August 6, 2010), Cratos CLO (effective August 6, 2010), HMOP and HGC, partially-owned subsidiary consolidated in our financial statements. Noncontrolling interest for the nine months ended September 30, 2009 relates to the interest of third parties in SPAC and HMOP. SPAC was liquidated on December 31, 2009. Because of the limited partners’ substantive kick-out rights, HMOP was not consolidated from January 2, 2009 through April 30, 2009. During the three months ended June 30, 2009, several non-affiliated limited partners redeemed their interest in HMOP, and the remaining limited partners were no longer deemed to have substantive kick-out rights. As a result, the Company consolidated HMOP in its consolidated financial statements effective May 1, 2009. The members of HGC do not have substantive kick-out rights, and therefore, HGC has been consolidated from inception on April 1, 2010.

Provision for Income Taxes

For the nine months ended September 30, 2010 and 2009, we recorded tax expense of $5.5 million and $6.5 million, respectively. The effective tax rate for the nine months ended September 30, 2010 and 2009 was 41.7% and 43.3%, respectively.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital and liquidity for the nine months ended September 30, 2010 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of September 30, 2010, we had net liquid assets of $59.0 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, note payable and noncontrolling interest. We have satisfied our capital and liquidity requirements primarily through the net proceeds from the initial public offering and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. At September 30, 2010 and December 31,

2009, the Company had Level 3 assets (assets whose fair value was determined using unobservable inputs that are not corroborated by market data) of $24.8 million and $23.9 million, respectively, which represented 4.1% and 4.2% of total assets, respectively.

Liquidity Considerations Related to Cratos CLO

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

Our maximum exposure to loss of capital on the Cratos acquisition is the original April 7, 2009 investment of $4.0 million plus the $1.8 million paid to repurchase the contingent consideration, plus any earnings related to JMP Credit since the acquisition date. However, for U.S. federal tax purposes, Cratos CLO is treated as a disregarded entity such that the taxable income earned in the CLO is taxable to us. If the CLO is in violation of certain coverage tests, mainly any of its overcollateralization ratios, residual cash flows otherwise payable to us as owners of the subordinated notes would be required to be used to buy additional collateral or repay indebtedness senior to us in the securitization. This could require us to pay income tax on earnings prior to the residual cash flow distributions to us.

Cratos CLO must comply with certain asset coverage tests, such as tests that restrict the amount of discounted obligations and obligations rated “CCC” or lower it can hold. During any time the CLO exceeds such a limit, our ability, as the manager of Cratos CLO, to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, defaulted obligations, discounted assets (those purchased below 85% of their par value) and assets rated “CCC” or lower in excess of applicable limits in the CLO’s investment criteria are not given full par credit for purposes of calculation of the CLO overcollateralization (“OC”) tests. Even though we were in compliance with all OC tests on the determination dates in August and May 2010, on the quarterly determination dates in August 2009, November 2009 and February 2010, Cratos CLO was in violation of its Class E OC test. In order to remedy the deficiency, we were required to use $10.2 million of the CLO’s residual cash flows to pay down Class A note holders, rather than distribute the funds to us as owners of the CLO’s subordinated notes. If Cratos CLO were to violate the Class E test, or any more senior tests, we would be required to pay down the most senior notes with the residual cash flows until the violation was cured. In the most extreme case, if the CLO were in violation of the most senior OC test, the Class A note holders would have the ability to declare an event of default and cause an acceleration of all principal and interest outstanding on the notes.

For financial reporting purposes, the loans and asset-backed securities of Cratos CLO are consolidated on our balance sheet. The loans are reported at their cost adjusted for amortization of liquidity discount and credit reserves, both of which were recorded at the Cratos acquisition date, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discount only. At September 30, 2010, we had $373.2 million of loans collateralizing asset-backed securities, net, $35.1 million of restricted cash and $1.1 million of interest receivable funded by $344.2 million of asset-backed securities issued, net, and interest payable of $0.6 million. These assets and liabilities represented 67.9% of total assets and 73.2% of total liabilities respectively, reported on our consolidated statement of financial condition at September 30, 2010.

The tables below summarize the loans held by Cratos CLO grouped by range of outstanding balance, industry and Moody’s Investors Services, Inc. rating category as of September 30, 2010.

(Dollars in thousands)	As of September 30, 2010
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal
$0 - $500	4	4/2012 - 6/2016	$1,799
$501 - $2,000	44	12/2012 - 10/2017	58,311
$2,001 - $5,000	85	5/2011 - 6/2017	267,066
$5,001 - $10,000	17	3/2012 - 3/2016	114,764

Total	150		$441,940

(Dollars in thousands)	As of September 30, 2010
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Healthcare, Education & Childcare	15	$47,158	10.7%
Electronics	8	30,524	6.9%
Personal, Food & Misc Services	8	28,590	6.5%
Retail Store	8	26,578	6.0%
Telecommunications	11	26,172	5.9%
Leisure, Amusement, Motion Pictures & Entertainment	10	22,432	5.1%
Chemicals, Plastics and Rubber	7	22,082	5.0%
Aerospace & Defense	9	21,500	4.9%
Utilities	4	16,077	3.6%
Hotels, Motels, Inns and Gaming	5	15,755	3.6%
Cargo Transport	3	14,542	3.3%
Printing & Publishing	5	13,889	3.1%
Personal & Non-Durable Consumer Products	4	13,464	3.0%
Finance	5	13,203	3.0%
Beverage, Food & Tobacco	5	13,148	3.0%
Farming & Agriculture	3	12,901	2.9%
Insurance	2	12,778	2.9%
Personal Transportation	4	11,236	2.5%
Ecological	4	10,986	2.5%
Machinery (Non-Agriculture, Non-Construction & Non-Electronic)	3	9,505	2.1%
Diversified/Conglomerate Mfg	3	9,154	2.1%
Broadcasting & Entertainment	2	8,256	1.9%
Containers, Packaging and Glass	3	7,300	1.7%
Diversified/Conglomerate Service	2	5,979	1.4%
Mining, Steel, Iron and Non-Precious Metals	3	5,484	1.2%
Buildings and Real Estate	2	4,987	1.1%
Textiles & Leather	3	4,789	1.1%
Grocery	3	3,828	0.9%
Oil & Gas	2	3,403	0.8%
Automobile	2	3,301	0.7%
Home and Office Furnishings, Housewares and Durable Consumer Products	1	1,546	0.3%
Diversified Natural Resources, Precious Metals and Minerals	1	1,393	0.3%

Total	150	$441,940	100.0%

(Dollars in thousands)	As of September 30, 2010
Moody’s Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
Baa3	1	$5,849	1.3%
Ba1	8	28,417	6.4%
Ba2	18	51,999	11.8%
Ba3	27	63,517	14.4%
B1	34	89,839	20.3%
B2	42	116,520	26.4%
B3	12	46,521	10.5%
Caa1	4	24,142	5.5%
Caa2	1	7,756	1.8%
Caa3	1	3,563	0.8%
Ca	2	3,817	0.8%

Total	150	$441,940	100.0%

Other Liquidity Considerations

As of September 30, 2010 the Company had a revolving and term loan credit facility with City National Bank (“CNB”), entered into on August 3, 2006. On July 1, 2010, the Company drew down the remaining balance of $13.9 million to increase the revolving loan to $21.0 million at September 30, 2010. The Company’s outstanding term loan with CNB was $5.6 million at September 30, 2010. Both the revolving and term loan bear interest at LIBOR plus 2.25%. On May 29, 2010 the Company entered into an interest rate cap with the Lender to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the counterparty in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the line of credit and term loan to such rate. The cap had an initial notional principal amount of $27.1 million (as the remaining balance available under the revolving line of credit was drawn down on July 1, 2010), indexed to LIBOR and amortizes in accordance with the amortization of the revolving line of credit and term loan. The notional principal amount of the cap was $26.6 million at September 30, 2010.

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

The Company currently intends to declare quarterly cash dividends on all outstanding shares of common stock. The Company currently does not plan to pay dividends on unvested shares of restricted stock. In March, May and August 2010, the Company’s board of directors declared a quarterly cash dividend of $0.01 per share, $0.015 per share and $0.015 per share of common stock, respectively, which the Company paid in April, June and September 2010 for the fourth quarter of 2009, the first quarter of 2010 and the second quarter of 2010, respectively.

During the three months ended September 30, 2010 and 2009, the Company repurchased 168,739 and 324 shares, respectively, of the Company’s common stock at an average price of $6.48 per share and $6.40 per share, respectively, for an aggregate purchase price of $1.1 million and $2,074, respectively. Of the total shares repurchased during the three months ended September 30, 2010 and 2009, 953 shares and 324 shares, respectively, were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company.

We had total restricted cash of $45.7 million comprised primarily of $35.1 million of restricted cash at JMP Credit on September 30, 2010. This balance was comprised of $3.6 million in interest received from loans in the CLO and $31.5 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLO. The principal restricted cash will be used to buy additional loans.

Because of the nature of our investment banking and sales and trading businesses, liquidity is important to us. Accordingly, we regularly monitor our liquidity position, including our cash and net capital positions. We believe that our available liquidity and current level of equity capital, combined with the net proceeds to us from the initial public offering and funds anticipated to be provided by our operating activities, will be adequate to meet our liquidity and regulatory capital requirements for at least the next twelve months. If circumstances required it, we could improve our liquidity position by discontinuing repurchases of the Company’s common stock, halting cash dividends on our common stock and reducing cash bonus compensation paid.

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule. We use the basic method permitted by the Uniform Net Capital Rule to compute net capital, which generally requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of $24.9 million and $45.3 million, which were $23.9 million and $43.7 million in excess of the required net capital of $1.0 million and $1.6 million at September 30, 2010 and December 31, 2009, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.47 to 1 and 0.26 to 1 at September 30, 2010 and December 31, 2009, respectively.

A condensed table of cash flows for the nine months ended September 30, 2010 and 2009 is presented below.

(Dollars in thousands)	Nine Months Ended September 30,		Change from 2009 to 2010
	2010	2009	$	%
Cash flows used in operations	$(25,518)	$9,635	$(35,153)	N/A
Cash flows (used in) provided by investing activities	(359)	2,751	(3,110)	N/A
Cash flows provided by (used in) financing activities	7,813	(3,440)	11,253	N/A

Total cash flows	$(18,064)	$8,946	$(27,010)	N/A

(Dollars in thousands)	Nine Months Ended September 30,		Change from 2008 to 2009
	2009	2008	$	%
Cash flows provided by (used in) operations	$9,635	$(24,575)	$34,210	N/A
Cash flows provided by (used in) investing activities	2,751	(26,809)	29,560	N/A
Cash flows (used in) provided by financing activities	(3,440)	2,208	(5,648)	N/A

Total cash flows	$8,946	$(49,176)	$58,122	N/A

Cash Flows for the Nine months Ended September 30, 2010

Cash decreased by $18.1 million during the nine months ended September 30, 2010, primarily as a result of cash used in operating activities.

Our operating activities used $25.5 million of cash from the net income of $7.6 million, adjusted for the cash used in the change in operating assets and liabilities of $17.5 million and non-cash revenue and expense items of $15.6 million. The non-cash revenue and expense items included gain on sale and payoff of loans of $26.2 million, net amortization expense of liquidity discount of $2.0 million and impairment loss on purchased management contract of $2.8 million.

Our investing activities used $0.4 million of cash primarily due to funding of loans collateralizing ABS of $224.1 million, purchases of other investments of $20.2 million, purchase of management contract of $3.8 million and funding of loans held for investments of $0.5 million, partly offset by cash provided by sales and payoff of loans collateralizing ABS of $165.2 million, repayments on loans collateralizing ABS of $59.3 million and sales of other investments of $24.6 million.

Our financing activities provided $7.8 million of cash primarily due to proceeds from issuance of note payable of $18.9 million and capital contributions from noncontrolling interest holders of $4.5 million, partly offset by repurchase of our common stock for treasury of $8.3 million, repayment of asset-backed securities issued of $3.5 million, repayment of a note payable of $1.3 million, cash dividends paid to stockholders of $0.9 million and purchase of subsidiary shares from noncontrolling interest holders of $0.8 million.

Cash Flows for the Nine months Ended September 30, 2009

Cash increased by $8.9 million during the nine months ended September 30, 2009, primarily as a result of cash provided by operating activities.

Our operating activities provided $9.6 million of cash from the net income of $8.5 million, adjusted for the cash provided by the change in operating assets and liabilities of $14.5 million, reduced by non-cash revenue and expense items of $13.4 million. The noncash revenue and expense items included gains on sale and payoff of loans of $11.6 million, gain on repurchase of asset-backed securities issued of $4.2 million, gain on bargain purchase of $1.2 million and provision for loan losses of $5.4 million.

Our investing activities provided $2.8 million primarily due to cash provided by sales of loans collateralizing ABS of $46.2 million, repayments on loans collateralizing ABS of $32.0 million, net change in restricted cash reserved for lending activities of $14.7 million, and sales of other investments of $12.3 million, offset by cash used in funding of loans collateralizing ABS of $93.6 million and purchases of other investments of $7.5 million.

Our financing activities used $3.4 million of cash primarily due to two draw downs on our revolving note with City National Bank (CNB) totaling $6.1 million, offset by repayment of a note payable of $1.0 million, repayment of one of the draw downs of $4.0 million and a net increase in ABS of $3.2 million.

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

Off-Balance Sheet Arrangements

In connection with Cratos CLO, the Company had unfunded commitments to lend of $0.1 million and standby letters of credit of $0.3 million as of September 30, 2010. These commitments do not extend to JMP Group Inc.

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

We had no other material off-balance sheet arrangements as of September 30, 2010. However, as described below under “Qualitative and Quantitative Disclosures About Market Risk—Credit Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Interest Rate Risk

Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold U.S. Treasury securities and other fixed income securities and may incur interest-sensitive liabilities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve. We believe we have mitigated our interest rate risk on our interest-sensitive liabilities, except liabilities of Cratos CLO, by entering into an interest rate cap through the maturity of these liabilities.

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

Marketable securities owned and securities sold, but not yet purchased, consist of U.S. listed and over-the-counter (“OTC”) equity securities. Other investments include investments in private investment funds managed by us or our affiliates, as well as cash paid for a subscription in a private investment fund managed by a third party. Such investments held by non-broker-dealer entities are accounted for under the equity method based on our share of the earnings (or losses) of the investee. The financial position and operating results of the private investment funds are generally determined on an estimated fair value basis. Generally, securities are valued (i) at their last published sale price if they are listed on an established exchange or (ii) if last sales prices are not published, at the highest closing “bid” price (for securities held “long”) and the lowest closing “asked” price (for “short” positions) as recorded by the composite tape system or such principal exchange, as the case may be. Where the general partner determines that market prices or quotations do not fairly represent the value of a security in the investment fund’s portfolio (for example, if a security is a restricted security of a class that is publicly traded) the general partner may assign a different value. The general partner will determine the estimated fair value of any assets that are not publicly traded.

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

During the three and nine months ended September 30, 2010, the Company recorded unrealized loss of $0.2 million and $0.5 million, respectively, on the above investments in NYMT primarily in response to the performance of NYMT’s stock during the period.

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

Purchased Management Contract

Purchased management contract relates to the CLO contract the Company purchased from Princeton Advisory Group, Inc. on September 8, 2010 and is included in other assets on the Consolidated Statements of Financial Condition. The purchased management contract is amortized over its estimated life. The Company tests the purchased management contract for impairment whenever events or changes in circumstances suggest that the asset’s carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value.

Loans Collateralizing Asset-backed Securities Issued

Loans collateralizing asset-backed securities issued are commercial loans securitized and owned at Cratos CLO. The loans consist of those loans within the CLO securitization structure at the acquisition date of Cratos and loans purchased or originated into the CLO subsequent to the Cratos acquisition date.

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

Loans purchased or originated into Cratos CLO after the acquisition date of Cratos, are stated at the principal amount outstanding net of deferred fees, deferred costs and the allowance for loan losses. Net nonrefundable loan fees and related direct costs associated with the origination or purchase of loans are deferred and included in loans. The net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using a method which approximates the interest method. Remaining amounts are recognized into income when the related loans are paid off or sold. Any discount from purchased loans is accreted into interest income as a yield adjustment over the contractual life of the loan.

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

Asset-backed Securities Issued

Asset-backed securities issued (ABS) were issued to third parties from Cratos CLO securitization structure which the Company consolidates for financial reporting purposes as of the April 7, 2009 acquisition date. At the acquisition date, the ABS were recorded at fair value with a liquidity discount from the principal balance outstanding to the fair value recorded. The liquidity discount is amortized into interest expense over the maturity of the ABS using the interest method.

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

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2010.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2010 to July 31, 2010	167,786		$6.48	167,786	482,322
August 1, 2010 to August 31, 2010	—		$—	—	482,322
September 1, 2010 to September 30, 2010	953	(2)	$6.28	953	481,369

Total	168,739			168,739

(1)	A 1.5 million share repurchase program authorized in August and November 2007 was fully executed as of January 18, 2008. On March 10, 2008, March 3, 2009 and May 4, 2010, the Company’s board of directors authorized the repurchase of an additional 2.0 million shares during the subsequent eighteen months, the repurchase of an additional 0.5 million shares during the subsequent twelve months, and the repurchase of an additional 1.0 million shares during the subsequent eighteen months, respectively.
(2)	For certain restricted stock units, the number of shares issued upon settlement of the restricted stock units was net of the statutory tax withholding requirements that we paid on behalf of our employees. The total number of shares purchased in September 2010 represents the shares that were not issued to employees in connection with the settlement of restricted stock units, and therefore such shares were deemed to have been purchased by the Company.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2010

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