Form 10-K
period 2010-12-31
JMP Group Inc.
filed 2011-03-08
CIK 1383803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2010 as reported on The New York Stock Exchange was $97,660,565.

As of February 28, 2011 there were 21,764,152 shares of the registrant’s common stock outstanding.

Documents incorporated by reference:

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2011 annual meeting of stockholders to be held in June 2011 are incorporated by reference in this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, in this Form 10-K that are subject to risks and uncertainties. When we use the words “could,” “will likely result,” “if,” “in the event,” “may,” “shall,” “will,” “believe,” “expect,” “anticipate,” “project,” “intend,” “estimate,” “goal,” “objective,” or similar expressions, we intend to identify forward-looking statements. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. They also include statements concerning anticipated revenues, income or loss, capital expenditures, dividends, capital structure or other financial terms. The statements we make regarding the following subject matters are forward-looking by their nature:

•	the opportunity to grow our investment banking and sales and trading businesses because of the prevalent demand for our services in our five target industries;

•	the opportunity to increase our representation of corporate clients as buyers and to grow our mergers and acquisitions and strategic advisory businesses;

•	our ability to utilize our expertise to gain new business and benefit from increased trading in the financial services and real estate industries;

•

the performance of our investment banking and sales and trading businesses because of declining demand for our services or a decline in the market for securities of companies in our five target industries;

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

•

our ability to take advantage of market opportunities as they arise in 2011 based on the strength of our capital position and the low level of leverage that we have traditionally employed in our business model;

•	our ability to satisfy our funding needs with existing internal and external financial sources;

•	the ability of our funds to raise capital in the long and short term;

•	our ability to depend on follow-on offerings, PIPEs and registered direct offerings to generate corporate finance revenues;

•	our ability to realize revenues through gain on sale and payoff of loans and gain on repurchase of asset-backed securities;

•	our ability to avoid restrictions imposed by the Investment Company Act of 1940;

•	that we do not anticipate any tax adjustments that will result in a material adverse affect on the our financial condition;

•	the impact of bonus compensation payments to our employees on our cash position;

•	the potential for unfunded commitments to expire and their impact on future cash requirements;

•	the impact of additional rulemaking by the Securities and Exchange Commission with respect to soft dollar practices on our brokerage or asset management business;

•	our expectations regarding the likelihood of increased scrutiny of financial services firms from regulators;

•	the impact of recent pronouncements by the Financial Accounting Standards Board on our financial position or operations;

•	the impact of existing claims and currently known threats against us on our business or financial condition;

•	our intention to declare dividends, our ability to do so without borrowing funds and our expected dividend rate; and

•	that we believe that our available liquidity and current level of equity capital will be adequate to meet our liquidity and regulatory capital requirements for the next twelve months.

The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These forward-looking statements may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks provided under Item 1A—“Risk Factors” in this Form 10-K, including but not limited to the following factors:

•	the impact of multiple book runners, co-managers and multiple financial advisors on our revenues;

•	our ability to remain competitive against larger investment banks that provide commercial financing;

•

the impact of conditions in the global financial markets, such as the level and volatility of interest rates, investor sentiment, the availability and the cost of credit, the U.S. mortgage market, the U.S. real estate market, volatile energy prices, consumer confidence, unemployment, and geopolitical issues on our business and revenues;

•	the potential for volatility and weakness in the equity markets to adversely impact our sales and trading business, investment banking business, and ability to manage exposure to market risks;

•	the impact of worsening market conditions on our ability to serve as underwriter or placement agent;

•	the potential for uncertainty related to creditworthiness, volatility in the equity markets, and diminished access to financing to impact our merger, acquisition and advisory services;

•	our expectations regarding the effect of a market downturn on transaction volume, and therefore, our revenues;

•	the impact of securities related write-downs on our securities trading revenues;

•	the impact of the inability of companies to repay their borrowings on our principal investments;

•	our expectations regarding the impact of bankruptcies on our investment banking revenues;

•	the impact of a market downturn on management fees;

•	the potential for market declines to lead to an increase in litigation and arbitration claims;

•	our ability to pursue business opportunities in an environment of increased legislative or regulatory initiatives;

•	the potential for government intervention to have a negative impact on our business;

•	the impact of any deterioration in the business environment of our target sectors on our revenues;

•	our expectation that the ability to recruit and retain professionals impacts our reputation, business, results of operations and financial condition;

•	the impact of larger firms on our ability to grow our business;

•	the impact of increased competition in the middle-market investment banking space on our market share and revenues;

•	the possibility of market and non-market factors to impact our stock price;

•	fluctuations in our stock price related to the performance of our investment banking division;

•	the impact of certain institutional, sales and trading client pricing arrangements on brokerage revenues;

•	the potential for larger and more frequent capital commitments in our trading and underwriting business to increase losses;

•	the potential for increased competition in the asset management sector to affect our ability to raise capital and generate positive economic results;

•	the impact of investment performance and redemptions on our asset management business;

•	the potential for fluctuations in the global credit markets to affect our CLO investments;

•	the impact of principal investment activities on our capital base;

•	exposure to volatile and illiquid securities and their impact on our business;

•	the ongoing fluctuations in the credit markets, including reduced access to capital and liquidity, and the costs of credit;

•	the impact of SEC, FINRA, and various other self-regulatory organization requirements on our business;

•	the potential for risks related to infrastructure and operations to impact our business;

•	the potential for risks related to our investment in New York Mortgage Trust, Inc. to adversely impact our business;

•	the potential for increased scrutiny of financial services firms to adversely impact our business;

•	the business risks posed by, potential conflicts of interest, employee misconduct, and business partner misconduct; and

•	the challenges posed when valuing non-marketable investments.

The foregoing list of risks is not exhaustive. Other sections of this Form 10-K may include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors or the effect which any factor, or combination of factors, may have on our business. Actual results may differ materially from those contained in any forward-looking statements.

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

Overview

We are a full-service investment banking and asset management firm. We provide investment banking, sales and trading, and equity research services to corporate and institutional clients, and alternative asset management products and services to institutional investors and high net-worth individuals. In addition, we manage and invest in corporate credit instruments through collateralized loan obligations.

We focus our efforts on small and middle-market companies in the following five growth industries: consumer, financial services, healthcare, real estate, and technology. Our specialization in these areas has enabled us to develop recognized expertise and to cultivate extensive industry relationships. As a result, we have established our firm as a key advisor for our corporate clients, a trusted resource for institutional investors, and an effective investment manager for our asset management clients. We currently operate from our headquarters in San Francisco and from additional offices in New York, Boston, Chicago and Alpharetta, GA.

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

The selection of our five target industries, the development of multiple products and services and the establishment of our three revenue-producing business lines—investment banking, equity sales and trading, and asset management—has created a diversified business model, especially when compared to that of our more specialized competitors. We have been able to balance somewhat volatile revenue streams from our investment banking activities and incentive-based asset management fees with more stable revenue streams from our sales and trading commissions and base asset management fees. In addition, our target industries have historically performed, in certain respects, counter-cyclically to one another, allowing us to win business and generate revenues in various economic and capital markets conditions. In 2009, as part of our ongoing efforts to diversify our asset management business, we acquired a corporate credit business that operates as a manager of collateralized loan obligations.

Principal Business Lines

JMP Group Inc. (the “Company”) conducts its primary business activities through three wholly-owned subsidiaries: JMP Securities LLC (“JMP Securities”), our broker-dealer operation; Harvest Capital Strategies LLC (“HCS”), our asset management arm, which is an investment adviser registered with the U.S. Securities and Exchange Commission, or SEC; and JMP Credit Advisors LLC (“JMP Credit Advisors”), our corporate credit operation.

JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to, customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. JMP Securities provides equity research, sales and trading to institutional brokerage clients and capital raising and strategic advisory services to corporate clients. As of December 31, 2010, JMP Securities had 172 full-time employees, including 41 in equity research, 50 in sales and trading, 47 in investment banking and 34 in operations and administration.

HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors through investment partnerships and other entities managed by HCS. During the fiscal year ended December 31, 2010, HCS actively managed a family of six hedge funds, one hedge fund of funds, one private equity fund and one externally advised REIT. As of December 31, 2010, HCS had 28 full-time employees.

Effective April 7, 2009, through our wholly-owned subsidiary JMP Credit Corporation (“JMP Credit”), we completed the acquisition of 100% of the membership interests of Cratos Capital Partners, LLC (which changed its name to JMP Credit Advisors LLC on July 12, 2010) and its subsidiaries, including Cratos Capital Management, LLC (collectively, “Cratos”), a manager of collateralized loan obligations (“CLOs”), together with certain securities of Cratos CLO I, Ltd. (“Cratos CLO”). During the fiscal year ended December 31, 2010, JMP Credit Advisors actively managed two CLOs including Cratos CLO. As of December 31, 2010, JMP Credit Advisors had 15 full-time employees.

Investment Banking

Our investment banking professionals provide capital raising, mergers and acquisitions transaction and other strategic advisory services to corporate clients. Dedicated industry coverage groups serve each of our five target industries, enabling our investment bankers to develop expertise in specific markets and to form close relationships with corporate executives, private equity investors, venture capitalists and other key industry participants. We offer our clients a high level of attention from senior personnel and have designed our organizational structure so that the investment bankers who are responsible for securing and maintaining client relationships also actively participate in providing all related transaction execution services to those clients.

By focusing consistently on our target sectors—consumer, financial services, healthcare, real estate, and technology—we have developed a comprehensive understanding of the unique challenges and demands involved in executing corporate finance and strategic advisory assignments in these sectors. A significant portion of our corporate finance revenues is earned from small and mid-capitalization public companies, and the balance is earned from private companies. Some of our clients retain us for our advisory and capital raising capabilities during an accelerated growth phase as a private company and then continue to work with us through an initial public offering or company sale process. We maintain exceptional client focus both during and following a transaction, leading to a true advisory relationship and a pattern of assisting companies with multiple transactions.

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

Mergers and Acquisitions and Other Strategic Advisory

We work with corporate clients on a broad range of key strategic matters, including mergers and acquisitions, divestitures and corporate restructurings, valuations of businesses and assets, and fairness opinions and special committee assignments. Because we serve a variety of corporate clients—from emerging growth companies to mature private and public companies—the values of these transactions range in size.

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

Sales and Trading

Our sales and trading operation distributes our equity research product and communicates our proprietary investment recommendations to our institutional investors. In addition, our sales and trading staff executes equity trades on behalf of our institutional clients and markets the securities of companies for which we act as an underwriter.

We have established a broad institutional client base rooted in longstanding relationships, which have been developed through a consistent focus on the investment and trading objectives of our clients. Our sales and trading professionals work closely with our equity research staff to provide insight and differentiated investment advice to approximately 544 institutional clients nationwide.

We believe that our sales and trading clients turn to us for timely, informed investment advice. Our equity research features proprietary themes and actionable ideas about industries and companies that are not widely evaluated by many other research providers. In recent years, many investment banks have reduced their equity research coverage and market-making activities dedicated to companies with market capitalizations below certain thresholds. Additionally, with the recent failure or consolidation of several very large investment banking firms, the amount of market-making activity, liquidity and research coverage provided by broker-dealers for smaller stocks has significantly decreased. However, we continue to commit sales and trading resources to smaller-capitalization companies with the belief that institutional investors require and value such specialized knowledge and service.

Our sales and trading personnel are also central to our ability to market equity offerings and provide after-market support. Our capital markets group manages the syndication, marketing, execution and distribution of the security offerings we manage. Our syndicate activities include coordinating the marketing and order-taking process for underwritten transactions and conducting after-market stabilization and initial market-making. Our syndicate staff is also responsible for developing and maintaining relationships with the syndicate departments of other investment banks.

Equity Research

Our research department is charged with developing proprietary investment themes, anticipating sector and cyclical changes, and producing action-oriented reports that will assist our clients with their investment decisions. Our analysts cultivate primary sources of information in order to refine their quantitative and qualitative assessments. Our objective is to provide clients with a clear understanding of industry-specific and company-specific issues that can impact their portfolio returns.

Our equity research focuses on our five target industries—consumer, financial services, healthcare, real estate and technology—and on the following sectors underlying each industry:

Financial Services

•      Commercial Banks

•      Consumer Finance

•      Financial Processing and Outsourcing

•      Investment Banks & Brokers

•      Market Structure

•      Mortgage Finance

•      Specialty Finance

•      Specialty Insurance

	Healthcare • Biotechnology • Healthcare Facilities • Healthcare IT • Healthcare Services • Medical Devices	Real Estate • Housing • Housing Supply Chain • Land Development • Lodging • Property Services • Real Estate Technology • Real Estate Investment Trusts (REITs)
Technology • Clean Technology • Communications Equipment • IT Hardware • Semiconductors • Software	Consumer • Hardline Retail

As of December 31, 2010, our research department included 24 publishing research analysts providing investment recommendations on 317 public companies. Approximately 42% of the stocks under coverage had market capitalizations of less than $1.0 billion and were divided among our target sectors as follows:

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

Asset Management

Through HCS, during 2010 we actively managed a family of six hedge funds, one hedge fund of funds, one private equity fund and one externally advised REIT. As of December 31, 2010, we had a total of $516.9 million in client assets under management (including assets of employees and portfolio managers) and had an additional $24.6 million of our own capital invested in these vehicles. In addition, as of December 31, 2010 we had invested $3.1 million in funds managed by third parties.

In January 2008, we and certain affiliated entities completed the acquisition of 1.0 million shares of Series A Cumulative Redeemable Convertible preferred stock of New York Mortgage Trust, Inc. (“NYMT”), a publicly traded real estate investment trust (“REIT”) engaged in the investment management of mortgage-backed securities and high credit quality residential adjustable rate mortgage loans, at a price per share of $20.00, for a total of $20.0 million. The investment was comprised of $5.0 million from JMP Group Inc., $5.0 million from certain funds managed by HCS, and $10.0 million from JMP Realty Trust (“JMPRT”), which was an affiliated REIT managed by HCS. In February 2008, JMP Group Inc. purchased NYMT common stock for an aggregate amount of $4.5 million in a $60.0 million private investment in public equity (“PIPE”) transaction executed by NYMT. We subsequently entered into an advisory agreement between HCS and NYMT to manage certain non-agency assets. The advisory agreement was terminated effective July 26, 2010 upon execution of an amended and restated advisory agreement between HCS and NYMT. Under the amended advisory agreement, HCS manages certain assets of NYMT, which are subject to the base advisory fee and incentive fee calculations, and receives an annual consulting fee equal to $1.0 million. On December 31, 2010, all of the 1.0 million shares of Series A Cumulative Redeemable Convertible preferred stock of NYMT owned by JMP Group Inc. and certain of its affiliates were redeemed at a price per share of $20.00 for a total of $20.0 million. Under the amended advisory agreement, we have a minimum $10.0 million of investment commitment in NYMT’s common stock, subject to certain adjustments for variations in NYMT’s stock price subsequent to the effective date of the agreement. At December 31, 2010, we had an investment in NYMT’s common stock of $10.0 million which represented 15.3% of NYMT’s outstanding shares of common stock.

The objective of our multiple strategies is to diversify both revenue and risk while maintaining the attractive economics of the alternative asset management model. We view asset management as an attractive business due to its high margins and the recurring nature of its fee-based revenues as well as its dependence on intellectual capital, which we believe is less susceptible to competitive threats from larger financial institutions.

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

Corporate Credit

JMP Credit Advisors serves as the investment manager to Cratos CLO which had a diversified portfolio of 182 corporate loans with an aggregate par amount of $453.4 million and restricted cash available to lend of $20.1 million as of December 31, 2010. In addition, during 2010, JMP Credit Advisors purchased for $3.8 million the management contract of another CLO which had a diversified portfolio of 177 corporate loans with an aggregate par amount of $275.3 million and restricted cash available to lend of $8.4 million as of December 31, 2010. For the year ended December 31, 2010, JMP Credit Advisors earned management fees of $2.4 million or 50 bps annualized on gross assets under management from Cratos CLO and $0.5 million or 40 bps annualized on gross assets under management from the purchased CLO management contract. As we consolidate Cratos CLO, in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), the management fees earned from it are eliminated on consolidation.

Industry Concentration in Financial Services and Real Estate Sectors

Although we have taken significant steps since 2001 to diversify and broaden our industry focus, two of the Company’s core franchises remain centered on the specialty finance and real estate industries. These two industries have suffered considerably since the second half of 2007 as turmoil in the U.S. and global economy negatively impacted the financial services and real estate sectors, in particular. Nevertheless, we believe that we have been negotiating this difficult period effectively and believe that market conditions in these sectors may work to our advantage if we are able to leverage our expertise to gain new business in the future.

Before we undertook our diversification efforts, our investment banking business generated 100% of its revenues from the financial services and real estate sectors. In 2010, however, 45.0% of investment banking revenues were derived from the financial services and real estate sectors. Our additional focus on healthcare and technology sectors has counterbalanced our efforts in our original industry groups. In addition to broadening our industry concentration, we have worked in recent years to expand our investment banking product offerings so that we are not solely dependent on the public capital markets for our business opportunities. In 2010, we derived 51.0% of investment banking revenues from sources other than the public capital markets, including M&A and strategic advisory fees and private capital raising fees.

Competition

All areas of our business are subject to a high level of competition. The principal competitive factors influencing our business include the ability of our professionals, our industry expertise, client relationships, business reputation, market focus and product capabilities, and quality and price of our products and services.

Since the mid-1990s, there has been substantial consolidation among U.S. and global financial institutions. In particular, a number of large commercial banks, insurance companies and other diversified financial services firms have merged with other financial institutions or have established or acquired broker-dealers. During 2008, we witnessed the unprecedented, nearly simultaneous failure or near-collapse of a number of very large financial institutions, which led to the acquisition of several of the most sizeable U.S. investment banking firms, consolidating the financial industry to an even greater extent. Currently, our competitors are other investment banks, brokerage firms, merchant banks and financial advisory firms. Our focus on our five target industries also subjects us to direct competition from a number of specialty securities firms and smaller investment banking boutiques that specialize in providing services to these industries.

The industry trend toward consolidation has significantly increased the capital base and geographic reach of many of our competitors. Although our larger and better-capitalized competitors have suffered from the turmoil in the financial services sector, they may be more able than we are to respond to changes in the investment banking industry, to recruit and retain skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. Many of these firms have the ability to offer a wider range of products than we do, including loans, deposit-taking and insurance, in addition to brokerage, asset management and investment banking services, all of which may enhance their competitive position relative to us. These firms also have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in downward pricing pressure in our businesses. In particular, the trend in the equity underwriting business toward multiple book runners and co-managers has increased the competitive pressure in the investment banking industry and has placed downward pressure on average transaction fees.

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

Net interest income from our corporate credit business depends, in large part, on our ability to acquire loans with yields that exceed our borrowing costs. A number of entities compete with us to make the types of investments which we make. We compete with other CLO managers, business development companies, public and private funds, commercial and investment banks and commercial finance companies. Some competing entities have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create competition for investment opportunities. Some competitors may have a lower cost of funds than us and access to financing sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.

Employees

As of December 31, 2010, we had 215 employees, including 73 managing directors. We believe that our managing directors and other professionals have been attracted to our firm because of our entrepreneurial culture, our focused industry coverage and our dedication to providing growth companies and growth investors with exceptional client service, objective advice and innovative solutions. None of our employees are subject to any collective bargaining agreements, and we believe our relationship with our employees to be satisfactory.

Risk Management and Compliance

As an investment bank, risk is an inherent part of our business. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. The principal risks we face are market, liquidity, credit, legal, reputational and operational risks. We believe that we apply quantitative analysis and sound practical judgment before engaging in transactions to ensure that appropriate risk mitigants are in place. We accomplish this objective by carefully considering the amount of capital allocated to each of our businesses, establishing trading limits, setting credit limits for individual counterparties and, to the extent that we make principal investments, committing capital to transactions where we believe we have the advantage of industry or company-specific expertise. As part of our corporate credit and principal investment activities, we conduct due diligence before making any significant capital commitment in order to assess the risk inherent in a transaction and all significant investments must be approved by our investment committee and/or board of directors. All of our participations in underwritten offerings are evaluated and approved by a committee of key capital markets, investment banking, compliance and legal professionals. Our focus is balancing risk and return. We seek to achieve adequate returns from each of our businesses commensurate with the risks they assume. Nonetheless, the effectiveness of our approach to managing risks can never be completely assured. For example, unexpected large or rapid movements or disruptions in one or more markets or other unforeseen developments could have an adverse effect on our results of operations and financial condition. The consequences of these developments can include losses due to adverse changes in our principal investments, marketable security values, decreases in the liquidity of trading positions, increases in our credit exposure to customers and counterparties, and increases in general systemic risk.

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

Our broker-dealer subsidiary, JMP Securities, is subject to regulations governing every aspect of the securities business, including the execution of securities transactions; capital requirements; record-keeping and reporting procedures; relationships with customers, including the handling of cash and margin accounts; the experience of and training requirements for certain employees; and business interactions with firms that are not members of regulatory bodies.

JMP Securities is registered as a securities broker-dealer with the SEC and is a member of the FINRA. The FINRA is a self-regulatory body composed of members such as our broker-dealer subsidiary that have agreed to abide by the rules and regulations of the FINRA. The FINRA may expel, fine and otherwise discipline member firms and their employees. JMP Securities is also licensed as a broker-dealer in each of the 50 states in the U.S., requiring us to comply with the laws, rules and regulations of each state. Each state may revoke the license to conduct securities business, fine and otherwise discipline broker-dealers and their employees.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. The Dodd-Frank Act institutes a wide range of reforms that will impact financial services firms and requires significant rule-making. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. Many of the provisions of the Dodd-Frank Act are subject to further rulemaking procedures and studies and will take effect over several years. As a result, we cannot assess the impact of these new legislative and regulatory changes on our business at the present time.

Accounting, Administration and Operations

Our accounting, administration and operations personnel are responsible for financial controls, internal and external financial reporting, compliance with regulatory and legal requirements, office and personnel services, management information and telecommunications systems and the processing of our securities transactions. We use a third-party service provider for payroll processing and servicing of asset-backed securities issued, and our clearing operations are currently performed by Penson Financial Services Inc. (formally Ridge Clearing & Outsourcing Solutions, Inc. which was acquired by Penson Worldwide, Inc. on June 28, 2010). Effective February 23, 2011, we changed our clearing broker from Penson Financial Services Inc. to J.P. Morgan Clearing Corp. All of our data processing functions are performed by our management information systems personnel. We believe that our continued future growth will require implementation of new and enhanced communications and information systems and training of our personnel or the hiring of an outsourced provider to operate such systems. Any difficulty or significant delay in the implementation or operation of new systems or the training of personnel could harm our ability to manage growth.

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

Risks Related to Our Business

Difficult conditions in the global financial markets have negatively impacted and may continue to negatively impact our ability to generate business and revenues and may cause significant fluctuations in our stock price.

All of our businesses have been in the past and may in the future be materially affected by conditions in the financial market and general economic conditions, such as the level and volatility of interest rates, investor sentiment, the availability and the cost of credit, the U.S. mortgage market, the U.S. real estate market, volatile energy prices, consumer confidence, unemployment, and geopolitical issues. Financial markets have experienced extreme volatility and disruption since mid-2007. In particular, during the fourth quarter of 2008, market volatility and disruption reached unprecedented levels. While financial markets have become more stable and have generally improved since 2009, there remains a significant amount of uncertainty about a global economic recovery.

Weakness or disruption in equity markets and diminished trading volume of securities have adversely impacted our sales and trading business in the past and could continue to do so in the future. Industry-wide declines in the size and number of underwritings and mergers and acquisitions transactions have also had an adverse effect on our revenues. Reductions in the trading prices for equity securities tend to reduce the transaction value of investment banking transactions, such as underwriting and mergers and acquisitions transactions, which in turn may reduce the fees we earn from these transactions. Although our investment banking business improved in 2010 due to increased activity by businesses in capital raising transactions, current market conditions may not continue to improve and could worsen. Market conditions may also affect the level and volatility of securities prices and the liquidity and value of investments in our funds and managed accounts, and we may not be able to manage our investment management business’s exposure to these market conditions. In addition to these factors, deterioration in the financial markets or economic conditions in the United States and elsewhere in the world could materially affect our business in other ways, including the following:

The worsening of current market conditions may cause us to face some or all of the following risks:

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

•	A market downturn could lead to a decline in the volume of transactions that we execute for our customers and, therefore, to a decline in the revenue we receive from commissions and spreads.

•

We may experience losses in securities trading activities, or as a result of write-downs in the value of securities that we own, as a result of deteriorations in the businesses or creditworthiness of the issuers of such securities.

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

It is difficult to predict how long current financial market and economic conditions will continue, whether they will deteriorate and if they do, which of our business lines will be adversely affected. If one or more of the foregoing risks occurs, our revenues are likely to decline and, if we were unable to reduce expenses at the same pace, our profit margins would erode.

We focus principally on specific sectors of the economy, and deterioration in the business environment in these sectors or a decline in the market for securities of companies within these sectors could harm our business.

We focus principally on five target industries: consumer, financial services, healthcare, real estate, and technology. Volatility in the business environment in these industries or in the market for securities of companies within these industries could adversely affect our financial results and the market value of our common stock. The business environment for companies in some of these industries has been subject to high levels of volatility in recent years, and our financial results have consequently been subject to significant variations from year to year. Over the last six years, the mix of our investment banking revenues has shifted from over 70% combined in financial services and real estate (slightly weighted in favor of the real estate sector) to 45% of total investment banking revenues in financial services and real estate in 2010. The healthcare sector has risen to 31% of total investment banking revenues in 2010 with the remaining 24% derived from the technology sector. The market for securities in each of our target industries may also be subject to industry-specific risks. For example, we have research, investment banking and principal investments focused in the areas of financial services, real estate and mortgage-related securities. These sectors have been impacted negatively by disruption in the financial markets and downturn in the general economy and the real estate market. Since 2008, a number of banks and securities firms in the United States and elsewhere have failed or have been acquired by other financial institutions, often in distressed sales. In addition, declines in the housing market, with falling home prices and increasing foreclosures, have adversely affected the credit performance of mortgage loans and have resulted in material write downs of asset values by financial institutions.

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

We are a relatively small investment bank with 172 employees as of December 31, 2010. Many of our competitors have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more senior professionals to serve their clients’ needs, greater global reach and more established relationships with clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the investment banking industry, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share generally. These firms have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide commercial financing has become an important advantage for some of our larger competitors and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the investment banking industry. In addition, if the number of capital markets and financial advisory transactions continues to decline in response to current economic conditions, larger investment banking firms may seek to enter into engagements with smaller companies and for smaller transactions that traditionally would have been considered too small for these firms.

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

We have experienced, and expect to experience in the future, significant variations from period to period in our revenues and results of operations from investment banking activities. Future variations in investment banking revenues may be attributable in part to the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the business of a client or a counterparty. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the contemplated transaction. In addition, we pay significant expenses related to a contemplated transaction regardless of whether or not the contemplated transaction generates revenues. This risk may be intensified by our focus on growth companies in the consumer, financial services, healthcare, real estate and technology industries, as the market for securities of these companies has experienced significant variations in the number and size of equity offerings. In addition, our investment banking revenues are highly dependent on the level of mergers and acquisition and capital raising activity in the U.S. which fluctuates substantially from period to period. According to data from Dealogic, a provider of global investment banking analysis and systems, the number of mergers and acquisition transactions in the U.S. varied from approximately 6,600 in 2008 ($501.0 billion in deal value) to 5,000 in 2009 ($373.0 billion in deal value) and approximately 5,600 in 2010 ($427.3 billion in deal value). The number of capital raising transactions varied from 306 in 2008 (raising $179.4 billion) to 702 in 2009 (raising $201.2 billion) and 772 in 2010 (raising $166.1 billion). Our investment banking revenues would be adversely affected in the event that the number and size of mergers and acquisitions and capital raising transactions decline. As a result, we may not achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect our stock price.

Further, because a significant portion of our revenue is derived from investment banking fees and commissions, severe market fluctuations, weak economic conditions, a decline in stock prices, trading volumes or liquidity could cause our financial results to fluctuate from period to period as a result of the following, among other things:

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

Our investment banking clients generally retain us on a short-term, engagement-by-engagement basis in connection with specific corporate finance, merger and acquisition transactions (often as an advisor in company sale transactions) and other strategic advisory services, rather than on a recurring basis under long-term contracts. As these transactions are typically singular in nature and our engagements with these clients may not recur, we must seek new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any subsequent period. If we are unable to generate a substantial number of new engagements that generate fees from new or existing clients, our business, results of operations and financial condition could be adversely affected.

Pricing and other competitive pressures may impair the revenues of our sales and trading business.

We derive a significant portion of our revenues from our sales and trading business, which accounted for 20%, 23% and 49% of our net revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Along with other investment banking firms, we have experienced intense price competition and trading volume reduction in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the downward pressure on trading commissions and spreads. We expect this trend toward alternative trading systems and downward pricing pressure in the business to continue. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price or by using their own capital to facilitate client trading activities. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to clients in order to win their trading business. As we are committed to maintaining and improving our comprehensive research coverage in our target sectors to support our sales and trading business, we may be required to make substantial investments in our research capabilities to remain competitive. If we are unable to compete effectively in these areas, the revenues of our sales and trading business may decline, and our business, results of operations and financial condition may be harmed.

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

There is a trend toward larger and more frequent commitments of capital by financial services firms in many of their activities. For example, in order to win business, investment banks are increasingly committing to purchase large blocks of stock from publicly traded issuers or significant stockholders, instead of the more traditional marketed underwriting process in which marketing is typically completed before an investment bank commits to purchase securities for resale. We may participate in this trend and, as a result, we may be subject to increased risk. Conversely, if we do not have sufficient regulatory capital to so participate, our business may suffer. Furthermore, we may suffer losses as a result of the positions taken in these transactions even when economic and market conditions are generally favorable for others in the industry.

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

The global economy has been affected by a crisis in the credit markets and has experienced a general downturn. Among the sectors particularly challenged by the current crisis in the global credit markets are the CLO and leveraged finance markets. In 2008 and through early 2009, liquidity in the credit markets was significantly reduced, resulting in an increase in credit spreads and a decline in ratings, performance and market values for leveraged loans. Although the credit markets in general and the leveraged loan market in particular have improved since the second half of 2009, they have not returned to pre-2008 levels. We have significant exposure to these markets through our investments in Cratos CLO I, Ltd. (“Cratos CLO”) that issued notes to investors secured by a pool of corporate loans. We invested in deeply subordinated securities issued by Cratos CLO, representing highly leveraged investments in the underlying collateral, which increases both the opportunity for higher returns as well as the magnitude of losses when compared to the other investors that rank more senior to us in right of payment. As a result of our subordinated position in Cratos CLO, we and our investors are at greater risk of suffering losses.

The CLO market in which we invest has experienced an increase in downgrades, defaults and declines in market value and defaults in respect of leveraged loans in their collateral. The CLO has to comply with certain asset coverage tests, such as the amount of discounted obligations and “CCC” rating agency classified obligations it can hold. During any time the CLO exceeds such a limit, our ability as the CLO manager, to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, defaulted obligations, discounted assets (those purchased below 85% of their par value) and assets rated “CCC” or lower in excess of applicable limits in the CLO’s investment criteria are not given full par credit for purposes of calculation of the CLO overcollateralization (“OC”) tests. As a result, many CLOs are failing or may in the future fail one or more of their overcollateralization tests. If this were to occur for Cratos CLO, it could cause a diversion of cash flows away from us as holders of the subordinated CLO securities in favor of investors more senior than us in right of repayment, until the relevant overcollateralization tests are satisfied. Cratos CLO was in compliance with all OC tests on the quarterly determination dates in November, August and May 2010 but was in violation of the most junior OC test on the quarterly determination date of February 2010. As a result, for the February period, Cratos CLO was required to use substantially all of the residual cash flows to buy additional collateral or to pay down the most senior note holders rather than distribute the money to us as owners of the subordinated notes. If Cratos CLO were to violate the most junior OC test, or any more senior tests, in the future, we would see a diversion of cash flows away from us until the violation is cured. In the most extreme case, if the CLO were in violation of the most senior OC test, the most senior note holders would have the ability to declare an event of default and cause an acceleration of all principal and interest outstanding on the notes. In addition, it is possible that the CLO’s collateral will be depleted before we realize a return on our CLO investments.

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

We use a portion of our own capital in a variety of principal investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. At December 31, 2010, our gross principal investments included $38.7 million invested in other investments, of which $23.7 million was related to our family of funds, $0.5 million to equity securities of a private company and $3.1 million to funds managed by third-parties. We also had $23.7 million invested in marketable securities in long positions, which includes our investments in NYMT common stock of $10.0 million, and $10.7 million invested through short positions on marketable securities. In addition, we have investments in private companies through loans and lines of credit, which as of December 31, 2010, are carried at $0.8 million net of reserves for credit losses. The companies in which we invest may rely on new or developing technologies or novel business models, or concentrate on markets which are or may be disproportionately impacted by pressures in the financial services and/or mortgage and real estate sectors, have not yet developed and which may never develop sufficiently to support successful operations, or their existing business operations may deteriorate or may not expand or perform as projected. As a result, we have suffered losses in the past and we may suffer losses from our principal investment activities in the future.

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

Risks Related to Our Investment in New York Mortgage Trust, Inc.

As discussed further in Item 8. Note 2 to our consolidated financial statements, in January 2008, we and certain affiliated entities completed the acquisition of 1.0 million shares of Series A Cumulative Redeemable Convertible preferred stock of New York Mortgage Trust, Inc. (“NYMT”), a publicly traded real estate investment trust (“REIT”) engaged in the investment management of mortgage-backed securities and high credit quality residential adjustable rate mortgage loans, at a price per share of $20.00, for a total of $20.0 million. The investment was comprised of $5.0 million from JMP Group Inc., $5.0 million from certain funds managed by HCS, and $10.0 million from JMP Realty Trust (“JMPRT”), which was an affiliated REIT managed by HCS. In February 2008, JMP Group Inc. purchased NYMT common stock for an aggregate amount of $4.5 million in a $60.0 million private investment in public equity (“PIPE”) transaction executed by NYMT. We subsequently entered into an advisory agreement between HCS and NYMT to manage certain non-agency assets. The advisory agreement was terminated effective July 26, 2010 upon execution of an amended and restated advisory agreement between HCS and NYMT. Under the amended advisory agreement, HCS manages certain assets of NYMT, which are subject to the base advisory fee and incentive fee calculations, and receives an annual consulting fee equal to $1.0 million. On December 31, 2010, all of the 1.0 million shares of Series A Cumulative Redeemable Convertible preferred stock of NYMT owned by JMP Group Inc. and certain of its affiliates were redeemed at a price per share of $20.00 for a total of $20.0 million. Under the amended advisory agreement, we have a minimum $10.0 million of investment commitment in NYMT’s common stock, subject to certain adjustments for variations in NYMT’s stock price subsequent to the effective date of the agreement. At December 31, 2010, we had an investment in NYMT’s common stock of $10.0 million which represented 15.3% of NYMT’s outstanding shares of common stock.

The risks related to our investment in NYMT are set forth in NYMT’s Exchange Act public filings and include but are not limited to the following:

Difficult conditions in the mortgage and residential real estate markets have caused and may cause NYMT to experience losses and these conditions may persist for the foreseeable future.

NYMT’s business is materially affected by conditions in the residential mortgage market, the residential real estate market, the financial markets and the economy generally. In addition, NYMT expects that as it acquires commercial mortgage-related assets in the future, its business will be increasingly affected by conditions in the commercial mortgage market and the commercial real estate market. Furthermore, NYMT believes the risks associated with its investments will be more acute during periods of economic slowdown or recession, especially if these periods are accompanied by declining real estate values. Concerns about the residential and commercial mortgage markets and a declining real estate market generally, as well as inflation, energy costs, geopolitical issues and the availability and cost of credit have contributed to increased volatility and diminished expectations for the economy and markets going forward. The residential and commercial mortgage markets have been adversely affected by changes in the lending landscape, the severity of which was largely unanticipated by the markets. There is no assurance that these markets have stabilized or that they will not worsen.

In addition, a continued economic slowdown or delayed recovery may result in continued decreased demand for residential and commercial property, which would likely further compress homeownership rates and place additional pressure on home price performance, while forcing commercial property owners to lower rents on properties with excess supply. NYMT believes there is a strong correlation between home price growth rates and mortgage loan delinquencies. Moreover, to the extent that a property owner has fewer tenants or receives lower rents, such property owners will generate less cash flow on their properties, which increases significantly the likelihood that such property owners will default on their debt service obligations. If the borrowers of NYMT’s mortgage loans, or the loans underlying certain of NYMT’s investment securities, default, NYMT may incur losses on those loans or investment securities. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both NYMT’s net interest income and NYMT’s ability to acquire its targeted assets in the future on favorable terms or at all. The further deterioration of the residential or commercial mortgage markets, the residential or commercial real estate markets, the financial markets and the economy generally may result in a decline in the market value of its investments or cause NYMT to experience losses related to its assets, which may adversely affect its results of operations, the availability and cost of credit and its ability to make distributions to its stockholders.

NYMT may change its investment strategy, hedging strategy and asset allocation and operational and management policies without stockholder consent, which may result in the purchase of riskier assets and materially adversely affect its business, financial condition and results of operations and its ability to make distributions to its stockholders.

NYMT may change its investment strategy, hedging strategy and asset allocation and operational and management policies at any time without the consent of its stockholders, which could result in NYMT purchasing assets or entering into hedging transactions that are different from, and possibly riskier than, the assets and hedging transactions described in its annual report on Form 10-K. A change in its investment strategy or hedging strategy may increase NYMT’s exposure to real estate values, interest rates and other factors. A change in its asset allocation could result in NYMT purchasing assets in classes different from those described in this report. NYMT’s board of directors determines NYMT’s operational policies and may amend or revise NYMT’s policies, including those with respect to its acquisitions, growth, operations, indebtedness, capitalization and distributions or approve transactions that deviate from these policies without a vote of, or notice to, its shareholders. In addition, certain of NYMT’s external managers have great latitude in making investment and hedging decisions on NYMT’s behalf. Changes in NYMT’s investment strategy, hedging strategy and asset allocation and operational and management policies could materially adversely affect NYMT’s business, financial condition and results of operations and ability to make distributions to its stockholders.

Declines in the market values of assets in NYMT’s investment portfolio may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to its stockholders.

The market value of the interest-bearing assets in which NYMT invests, most notably RMBS and purchased prime ARM loans and any related hedging instruments, may move inversely with changes in interest rates. NYMT anticipates that increases in interest rates will tend to decrease its net income and the market value of its interest-bearing assets. A significant percentage of the securities within its investment portfolio are classified for accounting purposes as “available for sale.” Changes in the market values of trading securities will be reflected in earnings and changes in the market values of available for sale securities will be reflected in stockholders’ equity. As a result, a decline in market values may reduce the book value of its assets. Moreover, if the decline in market value of an available for sale security is other than temporary, such decline will reduce earnings.

A decline in the market value of its interest-bearing assets may adversely affect NYMT, particularly in instances where NYMT has borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require NYMT to post additional collateral to support the loan, which would reduce its liquidity and limit its ability to leverage its assets. In addition, if NYMT were, or anticipate being, unable to post the additional collateral, it would have to sell the assets at a time when it might not otherwise choose to do so. In the event that NYMT does not have sufficient liquidity to meet such requirements, lending institutions may accelerate indebtedness, increase interest rates and terminate its ability to borrow, any of which could result in a rapid deterioration of its financial condition and cash available for distribution to its stockholders. Moreover, if NYMT liquidates the assets at prices lower than the amortized cost of such assets, it will incur losses.

Changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. government, may adversely affect NYMT’s business.

Payments on the Agency RMBS in which NYMT invests are guaranteed by Fannie Mae and Freddie Mac. As broadly publicized, Fannie Mae and Freddie Mac have experienced significant losses in recent years, causing the U.S. Government to place Fannie Mae and Freddie Mac under federal conservatorship and to inject significant capital in these businesses. Questions regarding the continued viability of Fannie Mae and Freddie Mac, as currently structured, including the guarantees that back the RMBS issued by them, and the U.S. Government’s participation in the U.S. residential mortgage market through the GSEs, continue to persist. In February 2011, the U.S. Department of the Treasury along with the U.S. Department Housing and Urban Development released a much-awaited report titled “Reforming America’s Housing Finance Market”, which outlines recommendations for reforming the U.S. housing system, specifically the roles of Fannie Mae and Freddie Mac and transforming the government’s involvement in the housing market and its relationship to Fannie Mae and Freddie Mac. It is unclear how future legislation may impact the housing finance market and the investing environment for mortgage-related securities and more specifically, Agency RMBS and non-Agency RMBS, as the method of reform is undecided and has not yet been defined by the regulators. New regulations and programs related to Fannie Mae and Freddie Mac, including those affecting the relationship between the GSEs and the U.S. Government, may adversely affect the pricing, supply, liquidity and value of RMBS and otherwise materially harm its business and operations.

NYMT’s income could be negatively affected in a number of ways depending on the manner in which events related to Fannie Mae and Freddie Mac unfold. For example, the current credit support provided by the U.S. to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from Agency RMBS, thereby tightening the spread between the interest NYMT earns on those assets and its cost of financing those assets. A reduction in the supply of Agency RMBS could also negatively affect the pricing of RMBS by reducing the spread between the interest NYMT earns on its RMBS and its cost of financing those assets. In addition, any law affecting these government-sponsored enterprises may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac Agency RMBS.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns, on the interest-earning assets in which NYMT invests.

In late 2008, the U.S. government, through the Federal Housing Authority and the Federal Deposit Insurance Corporation, or FDIC, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. The programs involve, among other things, modifications of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. In addition, members of the U.S. Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings. These loan modification programs, as well as future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may as well as changes in the requirements necessary to qualify for refinancing a mortgage with Fannie Mae, Freddie Mac or Ginnie Mae adversely affect the value of, and the returns on, the interest-earning assets in which NYMT invests, including through prepayments on the mortgage loans underlying its RMBS and other mortgage-related securities and loans, including mortgage loans held in its securitization trusts.

Loan delinquencies on its prime ARM loans held in securitization trusts may increase as a result of significantly increased monthly payments required from ARM borrowers after the initial fixed period.

The scheduled increase in monthly payments on certain adjustable rate mortgage loans held in its securitization trusts may result in higher delinquency rates on those mortgage loans and could have a material adverse affect on its net income and results of operations. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, may result in significantly increased monthly payments for borrowers with adjustable rate mortgage loans. Borrowers seeking to avoid these increased monthly payments by refinancing their mortgage loans may no longer be able to fund available replacement loans at comparably low interest rates or at all. A decline in housing prices may also leave borrowers with insufficient equity in their homes to permit them to refinance their loans or sell their homes. In addition, these mortgage loans may have prepayment premiums that inhibit refinancing.

NYMT may be required to repurchase loans if it breached representations and warranties from loan sale transactions, which could harm its profitability and financial condition.

Loans from its discontinued mortgage lending operations that were sold to third parties under sale agreements include numerous representations and warranties regarding the manner in which the loan was originated, the property securing the loan and the borrower. If these representations or warranties are found to have been breached, it may be required to repurchase the loan. NYMT may be forced to resell these repurchased loans at a loss, which could harm its profitability and financial condition.

NYMT may invest in high yield or subordinated and lower rated securities that have greater risks of loss than other investments, which could adversely affect its business, financial condition and cash available for dividends.

NYMT may invest in high yield or subordinated or lower rated securities, including subordinated tranches of CMBS and non-Agency RMBS, which involve a higher degree of risk than other investments. Numerous factors may affect a company’s ability to repay its high yield or subordinated securities, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. These securities may not be secured by mortgages or liens on assets. Its right to payment and security interest with respect to such securities may be subordinated to the payment rights and security interests of the senior lender. Therefore, NYMT may be limited in its ability to enforce its rights to collect these loans and to recover any of the loan balance through a foreclosure of collateral.

NYMT’s access to financing sources, which may not be available on favorable terms, or at all, especially in light of current market conditions, may be limited, and this may materially adversely affect its business, financial condition and results of operations and its ability to make distributions to its stockholders.

NYMT depends upon the availability of adequate capital and financing sources to fund its operations. However, as previously discussed, the capital and credit markets recently experienced unprecedented levels of volatility and disruption which exerted downward pressure on stock prices and credit capacity for lenders. If these levels of market volatility and disruption recur, it could materially adversely affect one or more of its lenders and could cause one or more of its lenders to be unwilling or unable to provide NYMT with financing, or to increase the costs of that financing, or to become insolvent. Moreover, NYMT is currently party to repurchase agreements of a short duration and there can be no assurance that it will be able to roll over or re-set these borrowings on favorable terms, if at all. In the event NYMT were unable to roll over or re-set its reverse repos, it may be more difficult for NYMT to obtain debt financing on favorable terms or at all. In addition, if regulatory capital requirements imposed on its lenders change, they may be required to limit, or increase the cost of, financing they provide to NYMT. In general, this could potentially increase its financing costs and reduce its liquidity or require NYMT to sell assets at an inopportune time or price. Under current market conditions, securitizations are generally unavailable or limited, which has also limited borrowings under warehouse facilities and other credit facilities that are intended to be refinanced by such securitizations. Consequently, depending on market conditions at the relevant time, NYMT may have to rely on additional equity issuances to meet its capital and financing needs, which may be dilutive to its stockholders, or it may have to rely on less efficient forms of debt financing that consume a larger portion of its cash flow from operations, thereby reducing funds available for its operations, future business opportunities, cash distributions to its stockholders and other purposes. NYMT cannot assure you that it will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause NYMT to curtail its asset acquisition activities and/or dispose of assets, which could materially adversely affect its business, financial condition and results of operations and its ability to make distributions to its stockholders.

NYMT may incur increased borrowing costs related to repurchase agreements and that would adversely affect its profitability.

Currently, a significant portion of NYMT’s borrowings are collateralized borrowings in the form of repurchase agreements. If the interest rates on these agreements increase at a rate higher than the increase in rates payable on its investments, its profitability would be adversely affected.

NYMT’s borrowing costs under repurchase agreements generally correspond to short-term interest rates such as LIBOR or a short-term Treasury index, plus or minus a margin. The margins on these borrowings over or under short-term interest rates may vary depending upon a number of factors, including, without limitation:

•	the movement of interest rates;

•	the availability of financing in the market; and

•	the value and liquidity of its mortgage-related assets.

During 2008 and 2009, many repurchase agreement lenders required higher levels of collateral than they had required in the past to support repurchase agreements collateralized by Agency RMBS. Although these collateral requirements have been reduced to more appropriate levels, NYMT cannot assure you that they will not again experience a dramatic increase. If the interest rates, lending margins or collateral requirements under these repurchase agreements increase, or if lenders impose other onerous terms to obtain this type of financing, its results of operations will be adversely affected.

The repurchase agreements that NYMT uses to finance its investments may require NYMT to provide additional collateral, which could reduce its liquidity and harm NYMT’s financial condition.

NYMT intends to use repurchase agreements to finance its investments. If the market value of the loans or securities pledged or sold by NYMT to a funding source decline in value, it may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced, but NYMT may not have the funds available to do so. Posting additional collateral to support its repurchase agreements will reduce its liquidity and limit its ability to leverage its assets. In the event NYMT does not have sufficient liquidity to meet such requirements, lending institutions can accelerate its indebtedness, increase its borrowing rates, liquidate its collateral at inopportune times and terminate its ability to borrow. This could result in a rapid deterioration of its financial condition and possibly require NYMT to file for protection under the U.S. Bankruptcy Code.

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

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) institutes a wide range of reforms that will impact financial services firms and requires significant rule-making. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. For example, in January 2011 the SEC released its mandated study on the effectiveness of current legal and regulatory standards for broker-dealers and investment advisers, which may result in the imposition of fiduciary duties on broker-dealers. The legislation and regulation of financial institutions, both domestically and internationally, include calls to increase capital and liquidity requirements; limit the size and types of the activities permitted; and increase taxes on some institutions. The FINRA’s oversight over broker-dealers and investment advisors may be expanded, and new regulations on having investment banking and securities analyst functions in the same firm may be created. Many of the provisions of the Dodd-Frank Act are subject to further rule making procedures and studies and will take effect over several years. As a result, we cannot assess the impact of these new legislative and regulatory changes on our business at the present time. However, these legislative and regulatory changes could affect our revenue, limit our ability to pursue business opportunities, impact the value of assets that we hold, require us to change certain of our business practices, impose additional costs on us, or otherwise adversely affect our businesses. If we do not comply with current or future legislation and regulations that apply to our operations, we may be subject to fines, penalties or material restrictions on our businesses in the jurisdiction where the violation occurred. Accordingly, such new legislation or regulation could have an adverse effect on our business, results of operations, cash flows or financial condition.

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

We occupy four principal offices, with our headquarters located in San Francisco, other offices in New York, Boston and Chicago, and additional space in the state of Georgia, all of which are leased. Our San Francisco headquarters is located at 600 Montgomery Street and comprises approximately 50,430 square feet of leased space, pursuant to lease agreements expiring in 2011. In New York, we lease approximately 9,940 square feet at 450 Park Avenue pursuant to a lease agreement expiring in 2011. Our Boston office is located at 265 Franklin Street and consists of approximately 2,490 square feet of leased space pursuant to a lease agreement expiring in 2011. In Chicago, we lease approximately 2,500 square feet at 190 South LaSalle Street pursuant to a lease agreement expiring 2015. In the state of Georgia, we lease approximately 150 square feet in Atlanta at 3340 Peachtree Road NE pursuant to a sublease agreement expiring in 2011 and lease approximately 21,920 square feet in Alpharetta at 3440 Preston Ridge Road pursuant to a lease agreement expiring in 2012. We sublease 15,130 square feet of the total space in Alpharetta to third parties.

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

Market Information and Dividend Policy

Our common stock is traded on the NYSE under the symbol “JMP.” The following table sets forth, for the years ended December 31, 2010 and 2009, the high and low sales prices per share of our common stock, as quoted on the NYSE.

	Sales Price
	High	Low
Year Ended December 31, 2010
First quarter	$9.81	$7.62
Second quarter	8.46	6.19
Third quarter	7.43	5.73
Fourth quarter	7.98	6.07

	Sales Price
	High	Low
Year Ended December 31, 2009
First quarter	$5.45	$3.90
Second quarter	7.77	4.35
Third quarter	10.95	7.28
Fourth quarter	10.45	8.16

As of December 31, 2010, there were approximately 188 holders of record of our common stock.

The Company currently intends to pay quarterly cash dividends on all outstanding shares of common stock. We do not plan to pay dividends on unvested shares of restricted stock.

The Company’s board of directors declared the following dividends in the years ended December 31, 2010 and 2009:

Year Ended December 31, 2010

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 2, 2010	$0.010	March 19, 2010	$216,765	April 2, 2010
May 4, 2010	$0.015	May 21, 2010	$329,862	June 4, 2010
August 3, 2010	$0.015	August 20, 2010	$325,974	September 3, 2010
November 2, 2010	$0.015	November 19, 2010	$326,008	December 3, 2010

Year Ended December 31, 2009

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 3, 2009	$0.010	March 20, 2009	$205,054	April 3, 2009
May 5, 2009	$0.010	May 22, 2009	$207,501	June 5, 2009
August 4, 2009	$0.010	August 21, 2009	$207,561	September 4, 2009
November 4, 2009	$0.010	November 20, 2009	$215,336	December 4, 2009

Issuer Purchases of Equity Securities

The following table summarizes the stock repurchases for the fourth quarter of 2010:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2010 to October 31, 2010	—		$—	—	481,369
November 1, 2010 to November 31, 2010	366	(2)	$6.68	366	481,003
December 1, 2010 to December 31, 2010	—		$—	—	481,003

Total	366			366

(1)	A 1.5 million share repurchase program authorized in August and November 2007 was fully executed as of January 18, 2008. On March 10, 2008, March 3, 2009 and May 4, 2010, the Company’s board of directors authorized the repurchase of an additional 2.0 million shares during the subsequent eighteen months, the repurchase of an additional 0.5 million shares during the subsequent twelve months and the repurchase of an additional 1.0 million shares during the subsequent eighteen months, respectively.
(2)	For certain restricted stock units, the number of shares issued upon settlement of the restricted stock units was net of the statutory tax withholding requirements that we paid on behalf of our employees. The total number of shares purchased in November 2010 represents the net shares that were not issued to employees in connection with the settlement of restricted stock units, and therefore such shares were deemed to have been purchased by the Company.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Form 10-K.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the Russell 2000 Index and a peer group index for the period from May 11, 2007 to December 31, 2010. The graph and table below assume that $100 was invested on the starting date and that dividends, if any, were reinvested on the date of payment without payment of any commissions. The performance shown in the graph and table represents past performance and should not be considered an indication of future performance.

	5/11/07	6/30/07	9/30/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08
JMP Group Inc.	$100	$85	$76	$70	$56	$55	$44	$47
Russell 2000 Index	100	101	98	93	83	84	83	62
Peer Group Index	100	94	89	76	58	56	76	55

	3/31/09	6/30/09	9/30/09	12/31/09	3/31/10	6/30/10	9/30/10	12/31/10
JMP Group Inc.	$41	$66	$83	$83	$73	$53	$53	$66
Russell 2000 Index	52	63	75	78	85	77	86	99
Peer Group Index	49	72	88	79	74	62	65	79

Our peer group index includes the following companies in the broker-dealer industry: Cowen Group, Inc.; FBR Capital Markets Corporation; Gleacher & Co, Inc.; Jefferies Group Inc.; KBW, Inc.; Oppenheimer Holdings, Inc.; Piper Jaffray Companies, Inc.; Rodman & Renshaw Capital Group, Inc.; Stifel Financial Corp.; and Thomas Weisel Partners Group, Inc. The total return calculations reflected in the foregoing graph and table were performed by Morningstar.

The information provided above under the heading “Stock Performance Graph” shall not be considered “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial and other data of JMP Group Inc. should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K.

The selected consolidated statements of financial condition data as of December 31, 2010 and 2009 and the selected consolidated statements of operations data for each of the three years in the period ended December 31, 2010 have been derived from our audited consolidated financial statements and accompanying notes included elsewhere in this Form 10-K and should be read together with those consolidated financial statements and accompanying notes.

The selected consolidated statements of financial condition data as of December 31, 2008, 2007 and 2006 and the selected consolidated statement of operations data for the year ended December 31, 2006 and for the periods from January 1, 2007 through May 15, 2007 and from May 16, 2007 through December 31, 2007 have been derived from audited consolidated financial statements not included in this Form 10-K.

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

(In thousands, except per share data and selected data and operating metrics)	December 31, 2010	December 31, 2009	December 31, 2008	January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007	December 31, 2006
	Successor	Successor	Successor	Predecessor	Successor	Predecessor
Statement of Operation Data
Revenues
Investment banking	$45,519	$39,924	$27,249	$16,055	$33,222	$44,060
Brokerage	28,259	34,004	35,731	12,987	21,835	30,185
Asset management fees	12,231	20,148	11,369	1,218	3,830	4,531
Principal transactions	3,421	18,517	(4,657)	541	2,404	4,288
Gain on sale and payoff of loans	39,363	22,268	—	—	—	—
Gain on repurchase of asset-backed securities issued	—	4,705	—	—	—	—
Gain on bargain purchase	—	1,179	—	—	—	—
Net dividend income	2,248	2,521	3,174	399	1,449	678
Other income	3,466	2,593	1,158	326	534	373

Non-interest revenues	134,507	145,859	74,024	31,526	63,274	84,115

Interest income	45,209	35,370	2,392	732	2,007	2,571
Interest expense	(33,687)	(25,924)	(408)	(570)	(160)	(1,566)

Net interest income	11,522	9,446	1,984	162	1,847	1,005

Provision for loan losses	(1,327)	(5,821)	(2,896)	—	—	—

Total net revenues after provision for loan losses	144,702	149,484	73,112	31,688	65,121	85,120

Non-interest Expenses
Compensation and benefits	95,708	105,179	65,746	18,393	45,618	50,136
Income allocation and accretion - Redeemable Class A member interests (1)	—	—	—	117,418	—	10,664
Administration	5,767	5,050	5,887	1,771	3,371	4,204
Brokerage, clearing and exchange fees	5,110	5,284	5,063	1,689	3,366	4,133
Travel and business development	3,401	2,396	3,472	1,197	1,930	4,028
Communications and technology	3,969	3,892	3,837	1,390	2,475	3,372
Professional fees	3,380	3,589	3,065	376	2,054	1,011
Impairment loss on purchased management contract	2,750	—	—	—	—	—
Other	3,912	3,749	2,888	984	2,057	3,756

Total non-interest expenses	123,997	129,139	89,958	143,218	60,871	81,304

Income (loss) before income tax expense	20,705	20,345	(16,846)	(111,530)	4,250	3,816
Income tax expense (benefit)	9,039	7,663	(5,701)	—	(2,537)	—

Net income (loss)	11,666	12,682	(11,145)	(111,530)	6,787	3,816
Less: Net income (loss) attributable to noncontrolling interests (2)	2,805	1,872	(498)	167	247	428

Net income (loss) attributable to JMP Group Inc. (3)	$8,861	$10,810	$(10,647)	$(111,697)	$6,540	$3,388

Net (loss) income per common share:
Basic	$0.41	$0.52	$(0.53)	$—	$0.30	$—
Diluted	$0.40	$0.49	$(0.53)	$—	$0.30	$—
Dividends declared and paid per common share:	$0.06	$0.04	$0.20	$—	$0.075	$—
Weighted average common shares outstanding:
Basic	21,646	20,791	20,211	—	21,830	—
Diluted	22,396	22,137	20,211	—	21,916	—
Net (loss) per unit-Class A common interests: (3) (4)
Basic	$—	$—	$—	$(23.84)	$—	$0.91
Diluted	$—	$—	$—	$(23.84)	$—	$0.89
Weighted average units outstanding—Class A common interests: (4)
Basic	—	—	—	2,385	—	1,435
Diluted	—	—	—	2,385	—	1,468
Net (loss) per unit—Class B common interests: (3) (4)
Basic	$—	$—	$—	$(23.84)	$—	$0.91
Diluted	$—	$—	$—	$(23.84)	$—	$0.89
Weighted average units outstanding—Class B common interests: (4)
Basic	—	—	—	2,300	—	2,300
Diluted	—	—	—	2,300	—	2,353

(Dollars in thousands)	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006
	Successor	Successor	Successor	Successor	Predecessor
Statement of Financial Condition Data
Total assets	$637,852	$574,721	$152,846	$184,711	$103,699
Asset-backed securities issued	351,322	326,632	—	—	—
Note payable	26,209	9,045	8,681	—	—
Redeemable Class A member interests	—	—	—	—	12,914
Total liabilities	496,542	449,070	39,774	54,506	51,208
Total equity	141,310	125,651	113,072	130,206	52,491
Selected Data and Operating Metrics (Unaudited)
Number of employees—end of period	215	224	191	202	187
Number of employees—average	218	211	198	194	181
Net revenues after provision for loan losses per employee	$664	$708	$369	$499	$470
Compensation and benefits as a % of net revenues after provision for loan losses (5)	64.4%	68.2%	84.6%	58.7%	58.9%
Companies covered by research analysts	317	286	200	213	279
Number of completed investment banking transactions	74	56	35	71	75

(1)	Prior to our initial public offering we were organized as a limited liability company and issued to employee members Redeemable Class A member interests, which were entitled to their pro rata share of our income. Our Third Amended and Restated Limited Liability Company Agreement, as amended, provided that each employee member may elect to redeem their Redeemable Class A member interests upon resignation from us. Because of this repurchase feature, the Redeemable Class A member interests were classified as a liability in our statement of financial condition. As a result of the liability classification, the pro rata share of income allocated to the Redeemable Class A member interests based on ownership percentages and any changes in the redemption amount of the Redeemable Class A member interests were recorded as expense in our statement of income.
(2)	Noncontrolling interest relate to the interest of third parties in Harvest Mortgage Opportunities Partners (from May 1, 2009 through December 31, 2010), JMP Realty Trust (through December 31, 2008), in two asset management funds, Harvest Consumer Partners (through November 30, 2008), Harvest Technology Partners (through July 31, 2008) and in Opportunity Acquisition Corp (through December 31, 2009).
(3)	Prior to our initial public offering we were a limited liability company and our earnings did not reflect the income taxes we pay as a corporation.
(4)	We issued 2,300,000 units of Class B common interests in a private offering in August 2004, which represented 15.5% of our outstanding membership interests. Because there is a direct relationship between the number of Class B common interests outstanding and the ownership percentage in our equity, we were able to determine the number of units associated with the Class A common interests outstanding. As a result, we were able to determine earnings per share, based on an implied number of Class A common interests and an existing number of Class B common interests outstanding. We have reflected this implied number of units for purposes of determining earnings per share in all periods presented.
(5)	Compensation and benefits include salaries, performance-based cash payments and equity awards to our managing directors and other employees, but excludes compensation expense of $2.6 million, $3.2 million, $3.9 million and $7.2 million for the years ended December 31, 2010, 2009, 2008 and 2007, respectively, related to equity awards granted or vested in connection with our initial public offering.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Brokerage Revenues

Our brokerage revenues include commissions paid by customers from brokerage transactions in exchange-listed and over-the-counter (“OTC”) equity securities. Commissions are recognized on a trade date basis. Brokerage revenues also include net trading gains and losses that result from market-making activities and from the commitment of capital to facilitate customer orders. Our brokerage revenues may vary between periods, in part depending on commission rates, trading volumes and our ability to continue to deliver research and other value-added services to our clients. The ability to execute trades electronically, through the Internet and through other alternative trading systems has increased pressure on trading commissions and spreads. We expect this trend toward alternative trading systems and pricing pressures in our brokerage business to continue. We are, to some extent, compensated through brokerage commissions for the value of research and other value added services we deliver to our clients. These “soft dollar” practices have been the subject of discussion among regulators, the investment banking community and our sales and trading clients. In particular, commission sharing arrangements have been adopted by some large institutional investors. In these arrangements, these institutional investors concentrate their trading with fewer “execution” brokers and pay a fixed amount for execution with an additional amount set aside for payments to other firms for research or other brokerage services. Accordingly, we may experience reduced (or eliminated) trading volume with such investors but may be compensated for our research and sales efforts through allocations of the designated amounts. Depending on the extent to which we adopt this practice and depending on our ability to reach arrangements on terms acceptable to us, this trend would likely impair the revenues and profitability of our commission business by negatively affecting both volumes and trading commissions in our commission business.

Asset Management Fees

Asset management fees for hedge funds, hedge funds of funds, private equity funds and REITs include base management fees and incentive fees earned from managing investment partnerships sponsored by us and from managing a portion of the net assets of New York Mortgage Trust, Inc. (“NYMT”) pursuant to the advisory agreement between HCS and NYMT entered into in January 2008. The advisory agreement was terminated effective July 26, 2010 upon execution of an amended and restated advisory agreement between HCS and NYMT. Under the amended advisory agreement, HCS manages certain assets of NYMT, which are subject to the base advisory fee and incentive fee calculations, and receives an annual consulting fee equal to $1.0 million. Base management fees earned by us are generally based on the fair value of assets under management or aggregate capital commitments and the fee schedule for each fund and account. We also earn incentive fees that are based upon the performance of investment funds and accounts. For most of the funds, such fees are based on a percentage of the excess of an investment return over a specified highwater mark or hurdle rate over a defined performance period. For private equity funds, incentive fees are based on a specified percentage of realized gains from the disposition of each portfolio investment in which each investor participates, and are earned by the Company after returning contributions by the investors for that portfolio investment and for all other portfolio investments in which each such investor participates that have been disposed of at the time of distribution.

As of December 31, 2010, the contractual base management fees earned from each of these investment funds ranged between 1% and 2% of assets under management or were 2% of aggregate committed capital. The contractual incentive fees were generally (i) 20%, subject to high-water marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; (iii) 25%, subject to a performance hurdle rate, for Harvest Mortgage Opportunities Partners (“HMOP”); 35%, subject to high-water marks for New York Mortgage Trust, Inc. (“NYMT”); and (iv) 20%, subject to high-water marks, for HGC. HMOP was liquidated on December 31, 2010, with all of its partners redeeming their interests as of that date. The assets of HMOP were distributed to its partners in January 2011. Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole and our core sectors. These conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another.

Asset management fees for the two CLOs the Company manages currently consist only of senior and subordinated base management fees. For one of the CLOs, the Company earns incentive fees in the event that specified cumulative investment returns are achieved; such investment returns have not been achieved yet. The Company recognizes base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate Cratos CLO, the management fees earned at JMPCA from Cratos CLO are eliminated on consolidation in accordance with U.S. GAAP. At December 31, 2010, the contractual base management fees earned from the CLOs ranged from 0.40% to 0.50% of the average aggregate collateral balance for a specified period.

The following tables present certain information with respect to the investment funds managed by Harvest Capital Strategies (“HCS”) and CLOs managed by JMP Credit Advisors LLC (“JMPCA”):

(In thousands)	Assets Under Management (1) at		Company's Share of Assets Under Management at
	December 31, 2010	December 31, 2009	December 31, 2010		December 31, 2009
Funds Managed by HCS:
Hedge Funds:
Harvest Opportunity Partners II	$70,622	$73,895		$3,873		$10,438
Harvest Small Cap Partners	270,498	336,083		4,378		8,741
Harvest Consumer Partners	8,702	12,117		580		5,590
Harvest Technology Partners	26,029	22,395		106		7,457
Harvest Mortgage Opportunities Partners (2)	—	10,544		—		7,090
Harvest Global Select Partners (3)	—	5,559		—		1,086
Harvest Diversified Partners	31,413	—		14,708		—
Private Equity Funds:
Harvest Growth Capital LLC (2)	10,698	—		891		—
Funds of Funds:
JMP Masters Fund	75,196	97,931		102		2,933
REITs:
New York Mortgage Trust	48,191	48,414		N/A		N/A

HCS Totals	$541,349	$606,938		$24,638		$43,335

CLOs Managed by JMPCA:
Cratos CLO (2)	474,824	495,111		N/A		N/A
Other	284,264	—		N/A		N/A

JMPCA Totals	$759,088	$495,111	$	N/A	$	N/A

JMP Group Inc. Totals	$1,300,437	$1,102,049		$24,638		$43,335

(1)	For hedge funds, private equity funds and funds of funds, assets under management represent the net assets of such funds. For New York Mortgage Trust (“NYMT”), assets under management represent the portion of the net assets of NYMT that is subject to the management fee calculation. In connection with its investment in NYMT, in January 2008, the Company entered into an advisory agreement between HCS and NYMT. The advisory agreement was terminated effective July 26, 2010 upon execution of an amended and restated advisory agreement between HCS and NYMT. Under the amended advisory agreement, HCS manages certain assets of NYMT, which are subject to the base advisory fee and incentive fee calculations, and receives an annual consulting fee equal to $1.0 million. For CLOs, assets under management represent the sum of the aggregate collateral balance and restricted cash to be reinvested in collateral, upon which management fees are earned.
(2)	HMOP and Cratos CLO were consolidated in the Company’s Statements of Financial Condition at December 31, 2010 and December 31, 2009. HMOP was liquidated on December 31, 2010, with all of its partners redeeming their interests as of that date. The assets of HMOP were distributed to its partners in January 2011. HGC was consolidated in the Company’s Statement of Financial Condition at December 31, 2010.
(3)	Harvest Global Select Partners was liquidated on May 31, 2010 and its assets were distributed to its partners.

(In thousands)	Year Ended December 31, 2010
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	TWR (1)
Hedge Funds:
Harvest Opportunity Partners II	$184	$686	$381	5.3%
Harvest Small Cap Partners	(271)	5,867	212	-1.8%
Harvest Consumer Partners	(204)	88	11	0.3%
Harvest Technology Partners	(236)	308	65	0.6%
Harvest Mortgage Opportunities Partners (2)	778	156	166	6.7%
Harvest Global Select Partners (3)	60	31	118	10.1%
Harvest Diversified Partners	1,046	268	118	3.7%
Private Equity Funds:
Harvest Growth Capital LLC (2)	150	254	—	N/A
Funds of Funds:
JMP Masters Fund	119	702	1	5.8%
REITs:
New York Mortgage Trust	226	809	1,997	N/A
CLOs:
Cratos CLO (2)	N/A	2,399	N/A	N/A
Other	N/A	556	—	N/A

Totals	$1,852	$12,124	$3,069	N/A

(1)	Time-weighted rate of return, or TWR, for the hedge funds and funds of funds. TWR is a measure of the compound rate of growth in a portfolio and eliminates the effect of varying cash inflows by assuming a single investment at the beginning of a period and measuring the growth or loss of market value to the end of that period.
(2)	Revenues earned from HMOP, HGC and Cratos CLO are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of noncontrolling interest. HMOP was liquidated on December 31, 2010, with all of its partners redeeming their interests as of that date. The assets of HMOP were distributed to its partners in January 2011.
(3)	Harvest Global Select Partners was liquidated on May 31, 2010 and its assets were distributed to its partners.

(In thousands)	Year Ended December 31, 2009
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	TWR (1)
Hedge Funds:
Harvest Opportunity Partners II	$2,794	$587	$1,422	31.6%
Harvest Small Cap Partners	1,889	5,798	9,200	14.6%
Harvest Consumer Partners	884	59	133	23.3%
Harvest Technology Partners	1,661	126	298	25.5%
Harvest Mortgage Opportunities Partners (2)	1,999	206	—	24.6%
Harvest Global Select Partners (3)	86	44	61	6.7%
Funds of Funds:
JMP Masters Fund	232	955	—	12.5%
JMP Emerging Masters Fund (4)	23	99	—	5.9%
REITs:
New York Mortgage Trust	4,046	746	525	N/A
CLOs:
Cratos CLO (2)	N/A	1,857	N/A	N/A
Other	N/A	—	—	N/A

Totals	$13,614	$10,477	$11,639	N/A

(1)	Time-weighted rate of return, or TWR, for the hedge funds and funds of funds. TWR is a measure of the compound rate of growth in a portfolio and eliminates the effect of varying cash inflows by assuming a single investment at the beginning of a period and measuring the growth or loss of market value to the end of that period.
(2)	Effective May 1, 2009, revenues earned from HMOP are consolidated and then allocated to noncontrolling interest in consolidation in the Company’s Statements of Operations. HMOP was liquidated on December 31, 2010, with all of its partners redeeming their interests as of that date. The assets of HMOP were distributed to its partners in January 2011. Effective April 7, 2009, revenues earned from Cratos CLO are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of noncontrolling interest.
(3)	Harvest Global Select Partners was liquidated on May 31, 2010 and its assets were distributed to its partners.
(4)	JMP Emerging Masters Fund was liquidated on December 31, 2009 and its assets were distributed to its partners.

	Year Ended December 31, 2008
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	TWR (1)
Hedge Funds:
Harvest Opportunity Partners II	$(84)	$686	$39	-1.3%
Harvest Small Cap Partners	2,608	2,853	5,856	19.4%
Harvest Consumer Partners (2)	55	28	2	1.9%
Harvest Technology Partners (2)	189	37	22	7.2%
Funds of Funds:
JMP Masters Fund	(666)	905	33	-21.7%
JMP Emerging Masters Fund (3)	(117)	104	9	-11.0%
REITs:
JMP Realty Trust (2)	(988)	257	—	N/A
New York Mortgage Trust	(4,288)	665	—	N/A

Totals	$(3,291)	$5,535	$5,961	N/A

(1)	Time-weighted rate of return, or TWR, for the hedge funds and funds of funds. TWR is a measure of the compound rate of growth in a portfolio and eliminates the effect of varying cash inflows by assuming a single investment at the beginning of a period and measuring the growth or loss of market value to the end of that period.
(2)	Revenues earned from HTP, HCP and JMPRT were consolidated and then allocated to noncontrolling interest in the Company’s Statements of Operations, through July 31, 2008, November 30, 2008 and January 1, 2009, respectively. HTP and HCP were deconsolidated effective August 1, 2008 and December 1, 2008, respectively. All of the assets and liabilities of JMPRT were transferred to HMOP on January 2, 2009.
(3)	JMP Emerging Masters Fund was liquidated and its assets were distributed to its partners on December 31, 2009.

Principal Transactions

Principal transaction revenues include realized and unrealized net gains and losses resulting from our principal investments, which include investments in equity and other securities for our own account, general partner investments in funds managed by us, warrants we may receive from certain investment banking assignments and limited partner investments in private funds managed by third parties. In addition, we invest a portion of our capital in a portfolio of equity securities managed by HCS and in side-by-side investments in the funds managed by us. In certain cases, we also co-invest alongside our institutional clients in private transactions resulting from our investment banking business. Principal transaction revenues also include unrealized gains and losses on the private equity securities owned by HGC, a private equity fund managed by HCS which is consolidated in our financial statements, as well as unrealized gains and losses on the investments in private companies sponsored by HCS and JMP Capital.

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

The Company provides an allowance for loans that are considered impaired. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral securing the loan if the loan is collateral dependent, depending on the circumstances and the Company’s collection strategy. For those loans held by Cratos at the date of acquisition by JMP Credit, and deemed impaired at that date or a subsequent date, allowance for loan losses is calculated considering two further factors. For loans deemed impaired at the date of acquisition if there is a further decline in expected future cash flows, this reduction is recognized as a specific reserve in accordance with the guidance above. For those loans deemed impaired subsequent to the acquisition date, if the net realizable value is lower than the current carrying value then the carrying value is reduced and the difference is booked as provision for loan losses. If the total discount from unpaid principal balance to carrying value is larger than the expected loss at the date of assessment, no provision for loan losses is recognized.

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

Travel and Business Development

Travel and business development expense is net of expenses reimbursed by clients.

Communications and Technology

Communications and technology expense primarily relates to communication and information processing as well as the subscription of certain market data.

Professional Fees

Professional fees primarily relate to legal and accounting professional services.

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

Other Expenses

Other operating expenses primarily include occupancy, depreciation and CLO administration expense at JMP Credit.

Noncontrolling Interest

Noncontrolling interest for year ended December 31, 2010 includes the interest of third parties in JMP Credit (through August 6, 2010), Cratos CLO (effective August 7, 2010), Harvest Mortgage Opportunities Partners (“HMOP” through December 31, 2010) and Harvest Growth Capital (“HGC” effective April 1, 2010), partially-owned subsidiaries consolidated in our financial statements. HMOP was liquidated on December 31, 2010, with all of its partners redeeming their interests effective that date. The assets of HMOP were distributed to its partners in January 2011. Noncontrolling interest for the year ended December 31, 2009 includes the interest of third parties in JMP Credit, HMOP and Opportunity Acquisition Corp. (“SPAC”), partially-owned subsidiaries consolidated in our financial statements. SPAC was liquidated on December 31, 2009 with no distribution of assets to the noncontrolling interest holders due to its accumulated loss.

The partnership agreements for HMOP provide for the right of the limited partners to remove the general partners by a simple majority vote of the non-affiliated limited partners. The Company follows the authoritative guidance under GAAP regarding the determination of whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. Such guidance applies when a general partner controls a limited partnership and is required to consolidate the limited partnership in its financial statements. Under the guidance, the general partner in a limited partnership is presumed to control the limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. If the limited partners have either (a) the substantive ability to liquidate the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights, the general partner does not control the limited partnership. The partnership agreements for HMOP provide for the right of the limited partners to remove the general partner by a simple majority vote of the non-affiliated limited partners. Because of these substantive kick-out rights, the Company, as the general partner, did not control HMOP and therefore did not consolidate HMOP from January 2, 2009 through April 30, 2009. During the quarter ended June 30, 2009, several non-affiliated limited partners redeemed their interest in HMOP, and the remaining limited partners were no longer deemed to have substantive kick-out rights. As a result, the Company consolidated HMOP in its consolidated financial statements from May 1, 2009 through December 31, 2010.

The limited liability company agreements of HGC do not provide for the right of the members to remove the manager by a simple majority vote of the non-affiliated members and therefore the manager (with a minority interest in the limited liability company) is deemed to control HGC. As a result, the Company consolidated HGC from its inception on April 1, 2010.

On August 6, 2010, the Company and individual employee security holders (the “Unitholders”) of JMP Credit entered into an Exchange Agreement providing for, among other things, an offer to buy the minority interest units and shares in JMP Credit held by the Unitholders in exchange for a combination of (i) restricted common stock of the Company par value $.001 per share, (ii) cash and (iii) certain Cratos CLO subordinated notes. In connection with the Exchange Agreement, the Company issued an aggregate of 381,310 shares of restricted stock and transferred 109 subordinated notes to the Unitholders and the Company received all the remaining units and shares of JMP Credit that it did not previously own. The restricted stock and the Cratos CLO notes are subject to limitations on transfer and repurchase rights of the Company in the event of certain terminations of the Unitholder’s employment with the Company or its affiliates through June 1, 2013. As a result of the aforementioned transaction, the Company owns 100% of JMP Credit and approximately 94% of the subordinated notes of Cratos CLO.

Historical Results of Operations

The following table sets forth our historical results of operations for the years ended December 31, 2010, 2009 and 2008 and is not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,		Change from 2009 to 2010
(In thousands)	2010	2009	$	%
Revenues
Investment banking	$45,519	$39,924	$5,595	14.0%
Brokerage	28,259	34,004	(5,745)	-16.9%
Asset management fees	12,231	20,148	(7,917)	-39.3%
Principal transactions	3,421	18,517	(15,096)	-81.5%
Gain on sale and payoff of loans	39,363	22,268	17,095	76.8%
Gain on repurchase of asset-backed securities issued	—	4,705	(4,705)	N/A
Gain on bargain purchase	—	1,179	(1,179)	N/A
Net dividend income	2,248	2,521	(273)	-10.8%
Other income	3,466	2,593	873	33.7%

Non-interest revenues	134,507	145,859	(11,352)	-7.8%

Interest income	45,209	35,370	9,839	27.8%
Interest expense	(33,687)	(25,924)	(7,763)	29.9%

Net interest income	11,522	9,446	2,076	22.0%

Provision for loan losses	(1,327)	(5,821)	4,494	-77.2%

Total net revenues after provision for loan losses	144,702	149,484	(4,782)	-3.2%

Non-interest Expenses
Compensation and benefits	95,708	105,179	(9,471)	-9.0%
Administration	5,767	5,050	717	14.2%
Brokerage, clearing and exchange fees	5,110	5,284	(174)	-3.3%
Travel and business development	3,401	2,396	1,005	41.9%
Communications and technology	3,969	3,892	77	2.0%
Professional fees	3,380	3,589	(209)	-5.8%
Impairment loss on purchased management contract	2,750	—	2,750	N/A
Other	3,912	3,749	163	4.3%

Total non-interest expenses	123,997	129,139	(5,142)	-4.0%

Income before income tax expense	20,705	20,345	360	1.8%
Income tax expense	9,039	7,663	1,376	18.0%

Net income	11,666	12,682	(1,016)	-8.0%
Less: Net income attributable to noncontrolling interest	2,805	1,872	933	49.8%

Net income attributable to JMP Group Inc.	$8,861	$10,810	$(1,949)	-18.0%

	Year Ended December 31,		Change from 2008 to 2009
(In thousands)	2009	2008
Revenues
Investment banking	$39,924	$27,249	$12,675	46.5%
Brokerage	34,004	35,731	(1,727)	-4.8%
Asset management fees	20,148	11,369	8,779	77.2%
Principal transactions	18,517	(4,657)	23,174	N/A
Gain on sale and payoff of loans	22,268	—	22,268	N/A
Gain on repurchase of asset-backed securities issued	4,705	—	4,705	N/A
Gain on bargain purchase	1,179	—	1,179	N/A
Net dividend income	2,521	3,174	(653)	-20.6%
Other income	2,593	1,158	1,435	123.9%

Non-interest revenues	145,859	74,024	71,834	97.0%

Interest income	35,370	2,392	32,978	1378.7%
Interest expense	(25,924)	(408)	(25,516)	6253.9%

Net interest income	9,446	1,984	7,462	376.1%

Provision for loan losses	(5,821)	(2,896)	(2,925)	101.0%

Total net revenues after provision for loan losses	149,484	73,112	76,371	104.5%

Non-interest Expenses
Compensation and benefits	105,179	65,746	39,433	60.0%
Administration	5,050	5,887	(837)	-14.2%
Brokerage, clearing and exchange fees	5,284	5,063	221	4.4%
Travel and business development	2,396	3,472	(1,076)	-31.0%
Communications and technology	3,892	3,837	55	1.4%
Professional fees	3,589	3,065	524	17.1%
Other	3,749	2,888	861	29.8%

Total non-interest expenses	129,139	89,958	39,181	43.6%

Income (loss) before income tax expense	20,345	(16,846)	37,190	N/A
Income tax expense (benefit)	7,663	(5,701)	13,364	N/A

Net income (loss)	12,682	(11,145)	23,826	N/A
Less: Net income (loss) attributable to noncontrolling interests	1,872	(498)	2,369	N/A

Net income (loss) attributable to JMP Group Inc.	$10,810	$(10,647)	$21,457	N/A

Year Ended December 31, 2010, Compared to Year Ended December 31, 2009

Overview

Total net revenues after provision for loan losses decreased $4.8 million, or 3.2%, from $149.5 million for the year ended December 31, 2009 to $144.7 million for the year ended December 31, 2010, driven by a decrease in total non-interest revenues of $11.4 million, offset by an increase in net interest income of $2.1 million and a decrease in provision for loan losses of $4.5 million.

Total non-interest revenues decreased $11.4 million, or 7.8%, primarily due to a decrease in principal transaction revenues of $15.1 million, a decrease in asset management revenues of $7.9 million, a decrease in brokerage revenues of $5.7 million and a decrease in gain on repurchase of asset-backed securities issued of $4.7 million, partly offset by an increase in gain on sale and payoff of loans of $17.1 million and an increase in investment banking revenues of $5.6 million.

Net interest income increased $2.1 million, or 22.0%, from $9.4 million for the year ended December 31, 2009 to $11.5 million for the same period in 2010. The increase was primarily due to an increase in net interest income at JMP Credit of $2.5 million, from $9.1 million for the year ended December 31, 2009 to $11.6 million for the year ended December 31, 2010, partly offset by a decrease in net interest income for other businesses.

Provision for loan losses decreased $4.5 million, or 77.2%, from $5.8 million for the year ended December 31, 2009 to $1.3 million for the year ended December 31, 2010. Provision for loan losses for the year ended December 31, 2010 was comprised of provision recorded against loans held for investment of $0.3 million and provision recorded against loans collateralizing ABS issued of $1.0 million. Provision for loan losses for the year ended December 31, 2009 was comprised of provision recorded against loans held for investment of $1.4 million and provision recorded against loans collateralizing ABS issued of $4.4 million.

Total non-interest expenses decreased $5.1 million, or 4.0%, from $129.1 million for the year ended December 31, 2009 to $124.0 million for the year ended December 31, 2010, primarily due to a decrease in compensation and benefits of $9.5 million, partly offset by an impairment loss on purchased management contract recorded in 2010 of $2.8 million, an increase in other expense of $1.0 million and a net increase in the remaining expenses of $0.6 million.

Net income attributable to JMP Group Inc. decreased $1.9 million, or 18.0%, from $10.8 million for the year ended December 31, 2009 to $8.9million for the year ended December 31, 2010 and includes income tax expense of $7.7 million and $9.0 million for the year ended December 31, 2009 and 2010, respectively.

Revenues

Investment Banking

Investment banking revenues increased $5.6 million, or 14.0%, from $39.9 million for the year ended December 31, 2009 to $45.5 million for the same period in 2010, and increased as a percentage of total net revenues after provision for loan losses from 26.7% to 31.5%, respectively. The increase in revenues reflects a higher level of activity in our public equity underwriting and private placement business, partially offset by decreased activity in our strategic advisory business. Public equity underwriting revenues increased $6.0 million, or 37.1%, from $16.3 million for the year ended December 31, 2009 to $22.3 million for the year ended December 31, 2010. We executed 44 public equity underwriting transactions in 2010 compared to 30 in 2009. We acted as a lead manager on ten transactions in 2010 and four in 2009. Private placement revenues increased from $9.7 million for the year ended December 31, 2009 to $11.3 million for the year ended December 31, 2010. We executed 14 private placement transactions in 2010 compared to 10 in 2009. Our strategic advisory revenues decreased $2.1 million, or 15.1%, from $14.0 million for the year ended December 31, 2009 to $11.9 million for the year ended December 31, 2010. We executed sixteen strategic advisory transactions in both of 2010 and 2009.

Brokerage Revenues

Brokerage revenues decreased $5.7 million, or 16.9%, from $34.0 million for the year ended December 31, 2009 to $28.3 million for the year ended December 31, 2010. The decrease was the result of lower gross commissions. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 22.7% for the year ended December 31, 2009 to 19.5% for the year ended December 31, 2010.

Asset Management Fees

Asset management fees decreased $7.9 million, or 39.3%, from $20.1 million for the year ended December 31, 2009 to $12.2 million for the year ended December 31, 2010. Asset management fees include base management fees and incentive fees for our funds and CLOs under management. Base management fees increased $0.8 million from $8.5 million for the year ended December 31, 2009 to $9.3 million for the same period in 2010. The increase in base management fees reflects additional fees of $0.6 million earned from the CLO management contract purchased by JMPCA in September 2010 and $0.3 million earned from Harvest Growth Capital LLC (“HGC”), a HCS-managed private equity fund launched in April 2010. Incentive fees decreased $8.7 million from $11.6 million for the year ended December 31, 2009 to $2.9 million for the same period in 2010. The decrease in incentive fees reflects a decline of $9.0 million and $1.0 million related to Harvest Small Cap Partners (“HSCP”) and Harvest Opportunity Partners II (“HOP II”), respectively, partly offset by a $1.5 million increase related to NYMT. As a percentage of total net revenues after provision for loan losses, asset management fees decreased from 13.5% for the year ended December 31, 2009 to 8.5% for the same period in 2010.

Principal Transactions

Principal transaction revenues decreased $15.1 million, or 81.5%, from $18.5 million for the year ended December 31, 2009 to $3.4 million for the same period in 2010. The decrease was partly due to a decrease in unrealized gain on our convertible preferred security and equity security investments in NYMT of $5.4 million, from $5.6 million for the year ended December 31, 2009 to $0.2 million for the year ended December 31, 2010. Our investment in convertible preferred security of NYMT was redeemed at a price per share of $20.00 on December 31, 2010. In addition, revenues from our family of hedge funds and hedge funds of funds, excluding consolidated funds, decreased $7.9 million, from $8.4 million for the year ended December 31, 2009 to $0.5 million for the year ended December 31, 2010. The decrease in revenues from our family of hedge funds and hedge funds of funds reflects a total decline of $7.0 million related to HOP II, HSCP and Harvest Technology Partners. Revenues from equity and debt securities traded for the Company’s own account also decreased $3.1 million, from $4.9 million to $1.8 million, partly offset by an increase in revenues from private equity securities owned by HGC and JMP Capital of $2.1 million. Revenues from warrants and other investments decreased by $1.0 million from a loss of $0.2 million for the year ended December 31, 2009 to a loss of $1.2 million for the year ended December 31, 2010. As a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 12.4% for the year ended December 31, 2009 to 2.4% for the year ended December 31, 2010.

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans increased $17.1 million, or 76.8%, from $22.3 million for the year ended December 31, 2009 to $39.4 million for the same period in 2010, with all of the gain generated at JMP Credit. During the year ended December 31, 2010, 81 loans were sold or paid off, resulting in a total net gain of $39.4 million. Of the total net gain, $34.9 million was related to 66 loan payoffs, where the borrowers repaid the loans at a premium to our carrying value. The remaining $4.5 million was related to 15 loans, nine of which were sold at par, which was a premium to our carrying value, and six of which were sold at a discount to our carrying value. While we expect further gains in future periods, these revenues are highly unpredictable as we are not actively marketing the loans collateralized by asset-backed securities for sale. As a percentage of total net revenues after provision for loan losses, gain on sale and payoff of loans increased from 14.9% for the year ended December 31, 2009 to 27.2% for the year ended December 31, 2010.

Gain on Repurchase of Asset-Backed Securities Issued

Gain on repurchase of ABS issued decreased from $4.7 million for the year ended December 31, 2009 to zero for the year ended December 31, 2010. In May and July 2009, we repurchased in the open market $0.8 million and $4.0 million, respectively, of face value of our ABS at a discount resulting in a total gain of $4.2 million recorded at JMP Credit. In addition, on December 29, 2009, we repurchased a zero-coupon note with 3.0 million unpaid principal balance that was issued to one of the previous owners of Cratos at acquisition (contingent consideration ) for $1.8 million. The note was repurchased at a discount to our carrying value resulting in a gain of $0.5 million. This type of gain is not expected to recur at these levels in future periods, unless the market price of our ABS issued falls significantly from our carrying value as of December 31, 2010 and we can take advantage of opportunistic repurchases.

Gain on Bargain Purchase

Upon the acquisition of Cratos by JMP Credit on April 7, 2009, a bargain purchase gain of $1.2 million was recorded which reflected the difference between the fair value of net assets acquired of $7.5 million and the consideration given to the sellers of $6.3 million. In accordance with the authoritative guidance under GAAP on business combinations, this gain was booked to revenues in the period the acquisition was completed. No such gain was recorded for the year ended December 31, 2010.

Net Dividend Income

Net dividend income decreased $0.3 million, or 10.8%, from $2.5 million for the year ended December 31, 2009 to $2.2 million for the year ended December 31, 2010. For both periods, net dividend income was primarily related to dividends from our NYMT investment.

Other Income

Other income increased $0.9 million, or 33.7%, from $2.6 million for the year ended December 31, 2009 to $3.5 million for the year ended December 31, 2010. For both years, other income was primarily comprised of revenues from fee sharing arrangements with, and fees earned to raise capital for, third-party investment partnerships or funds as well as administrative agency fees at JMP Credit. The increase was primarily due to an increase in fees earned from capital raising activity of $1.5 million, partly offset by a decrease in administrative agency fees at JMP Credit of $0.5 million.

Interest Income

Interest income increased $9.8 million, or 27.8%, from $35.4 million for the year ended December 31, 2009 to $45.2 million for the same period in 2010. The increase was primarily related to JMP Credit, which recorded interest income of $35.4 million and $44.5 million for the year ended December 31, 2009 and 2010, respectively. As a percentage of total net revenues after provision for loan losses, interest income increased from 23.7% for the year ended December 31, 2009 to 31.2% for the year ended December 31, 2010.

The following table sets forth components of net interest income for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
(In thousands)	2010	2009 (1)
Cratos CLO loan contractual interest income	$20,706	$14,253
Cratos CLO ABS issued contractual interest expense	(4,697)	(4,565)

Net Cratos CLO contractual interest	16,009	9,688

Cratos CLO loan liquidity discount accretion	22,072	19,228
Cratos CLO ABS liquidity discount amortization	(28,165)	(20,645)

Net Cratos CLO liquidity discount amortization	(6,093)	(1,417)

Other interest income	2,431	1,889
Other interest expense	(825)	(714)

Total net interest income	$11,522	$9,446

(1)	For 2009, Cratos CLO related amounts are for the period from April 7, 2009 through December 31, 2009.

The following table sets forth contractual interest income and expense related to Cratos CLO loans and ABS issued and their weighted average contractual interest rates:

	Year Ended December 31, 2010
(In thousands)	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interst Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
Cratos CLO loan contractual interest income	$20,706	$421,411	4.85%	0.34%	4.51%
Cratos CLO ABS issued contractual interest expense	(4,697)	(431,466)	1.07%	0.34%	0.73%

Net Cratos CLO contractual interest	16,009	N/A	N/A	N/A	N/A

	Year Ended December 31, 2009
(In thousands)	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interst Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
Cratos CLO loan contractual interest income	$14,253	$381,630	5.00%	0.67%	4.33%
Cratos CLO ABS issued contractual interest expense	(4,565)	(440,425)	1.39%	0.67%	0.72%

Net Cratos CLO contractual interest	9,688	N/A	N/A	N/A	N/A

At JMP Credit, for the year ended December 31, 2010, total interest income of $44.5 million was comprised of contractual interest on Cratos CLO loans of $20.7 million, purchase discounts and other deferred fee amortization of $1.7 million and non-cash liquidity discount amortization of $22.1 million. Contractual interest was earned on 178 performing loans held by Cratos CLO. Of the non-cash liquidity discount amortization of $22.1 million, $3.1 million was accelerated due to unscheduled principal payments on these loans. The annualized weighted average contractual interest rate on the performing loans was 4.85% with a spread to weighted average LIBOR of 4.51% for the year ended December 31, 2010. The Company did not recognize any interest income, other than the accretion of liquidity discounts on those loans deemed impaired at the acquisition of Cratos, for 11 impaired loans with an aggregate weighted average loan balance of $37.4 million that were on non-accrual status during the year ended December 31, 2010.

At JMP Credit, for the year ended December 31, 2009, total interest income of $34.5 million was comprised of interest earned on Cratos CLO loans of $14.3 million, amortization of purchase discounts and other deferred fees of $1.0 million and non-cash liquidity discount amortization of $19.2 million. Contractual interest was earned on 99 performing loans held by Cratos CLO. Of the non-cash liquidity discount amortization of $19.2 million, $0.8 million was accelerated due to unscheduled principal payments on these loans. The annualized weighted average contractual interest rate on the loans was 5.00% with a spread to weighted average LIBOR of 4.33% for the year ended December 31, 2009. We did not recognize any interest income, other than the accretion of liquidity discounts on those loans deemed impaired at the acquisition of Cratos, for the 17 impaired loans with a weighted average loan balance of $95.1 million that were on non-accrual status during the year ended December 31, 2009.

Interest Expense

Interest expense increased $7.8 million, or 29.9%, from $25.9 million for the year ended December 31, 2009 to $33.7 million for the same period in 2010. The increase was primarily related to JMP Credit, which recorded interest expense of $25.9 million and $33.1 million for the year ended December 31, 2009 and 2010, respectively.

At JMP Credit, for the year ended December 31, 2010, total interest expense of $32.9 million was comprised of interest expense on ABS issued of 4.7 million and non-cash liquidity discount amortization related to ABS issued of $28.2 million. The annualized weighted average contractual interest rate on the ABS issued during the year was 1.07% with a spread to weighted average LIBOR of 0.73%.

At JMP Credit, for the year ended December 31, 2009, total interest expense of $25.4 million was comprised of interest on ABS issued of $4.7 million, non-cash liquidity discount amortization related to ABS issued of $20.6 million and $0.2 million of other interest expense primarily on the contingent consideration to one of the previous owners of Cratos. The annualized weighted average contractual interest rate on the ABS issued during the year ended December 31, 2009 was 1.39% with a spread to weighted average LIBOR of 0.72%.

Provision for Loan Losses

Provision for loan losses decreased $4.5 million, or 77.2%, from $5.8 million for the year ended December 31, 2009 to $1.3 million for the same period in 2010. The decrease was comprised of $1.1 million related to provision against loans held for investment and $3.4 million related to provision against loans collateralizing ABS issued. For the year ended December 31, 2010, the provision against loans collateralizing ABS issued of $1.0 million was recorded as general reserve against performing loans that were purchased after the Cratos acquisition. For the year ended December 31, 2009, the provision against loans collateralizing ABS issued of $4.4 million was comprised of $4.0 million of specific reserves on impaired loans, which were recorded in addition to the credit discount recorded at the acquisition of Cratos and $0.4 million of general reserve against performing loans.

Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions as well as equity-based compensation to our employees and managing directors, decreased $9.5 million, or 9.0%, from $105.2 million for the year ended December 31, 2009 to $95.7 million for the year ended December 31, 2010.

Employee payroll, taxes and benefits, and consultant fees, increased $2.1 million, or 7.0%, from $30.6 million for the year ended December 31, 2009 to $32.7 million for the year ended December 31, 2010 primarily due to higher average headcount in 2010.

Performance-based bonus and commissions decreased $9.4 million, or 14.5%, from $64.8 million for the year ended December 31, 2009 to $55.4 million for the same period in 2010. The decrease was primarily due to a decrease in total net revenues after provision for loan losses from $149.5 million for the year ended December 31, 2009 to $144.7 million for the same period in 2010.

Equity-based compensation decreased $2.2 million, or 22.4%, from $9.8 million for the year ended December 31, 2009 to $7.6 million for the year ended December 31, 2010. The decrease reflects $0.6 million related to RSUs granted in connection with the initial public offering and $1.6 million related to RSUs granted after the initial public offering. The decrease in expense related to RSUs granted in connection with the initial public offering was primarily due to scheduled vesting of such RSUs in May 2010. The decrease in expense related to RSUs granted after the initial public offering was partly due to a decline in scheduled amortization expense of $0.7 million as a result of the acceleration of the vesting of 1,295,000 RSUs in November 2009, which eliminated future amortization expense on those RSUs. The remaining decrease was attributable to two different types of unscheduled amortization expense recognized in 2009 and 2010. In 2009, we recognized unscheduled amortization expense of $4.7 million relating to the acceleration of the vesting of certain RSUs. In 2010, we recognized $3.8 million of unscheduled amortization expense relating to the vesting of performance-based RSUs. The performance RSUs were granted in February 2010 to certain employees for long-term incentive purposes and have a Company-level performance target.

Compensation and benefits as a percentage of net revenues after provision for loan losses decreased from 70.4% for the year ended December 31, 2009 to 66.1% for the same period in 2010.

Administration

Administration expenses increased $0.7 million, or 14.2%, from $5.1 million for the year ended December 31, 2009 to $5.8 million for the year ended December 31, 2010 primarily due to an increase in conference expense of $0.5 million and an increase in placement and training cost of $0.2 million. As a percentage of total net revenues after provision for loan losses, administration expense increased from 3.4% of total net revenues after provision for loan losses for the year ended December 31, 2009 to 4.0% for the same period in 2010.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees decreased $0.2 million, or 3.3%, from $5.3 million for the year ended December 31, 2009 to $5.1 million for the year ended December 31, 2010. The decrease was primarily due to a decrease in trading volume. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees was 3.5% for both years ended December 31, 2010 and 2009.

Travel and Business Development

Travel and business development expense increased $1.0 million, or 41.9%, from $2.4 million for the year ended December 31, 2009 to $3.4 million for the year ended December 31, 2010. The increase primarily reflects an 8.5% increase in travel volume and a 6.2% increase in flight and hotel cost per trip. In addition, reimbursements from clients decreased $0.1 million or 10.4%. As a percentage of total net revenues after provision for loan losses, travel and business development expense increased from 1.6% of for the year ended December 31, 2009 to 2.4% for the year ended December 31, 2010.

Communications and Technology

Communications and technology expense was $3.9 million for both years ended December 31, 2010 and 2009. As a percentage of total net revenues after provision for loan losses, communications and technology expense increased from 2.6% for the year ended December 31, 2009 to 2.7% for the year ended December 31, 2010.

Professional Fees

Professional fees decreased $0.2 million, or 5.8%, from $3.6 million for the year ended December 31, 2009 to $3.4 million for the year ended December 31, 2010. As a percentage of total net revenues after provision for loan losses, professional fees decreased from 2.4% for the year ended December 31, 2009 to 2.3% for the year ended December 31, 2010.

Impairment Loss on Purchased Management Contract

On June 11, 2010, the Company agreed to purchase the collateral management contracts for two collateralized loan obligations, or CLOs, from Princeton Advisory Group, Inc. for up to $5.0 million. The transfers of the contracts were subject to the receipt of certain consents and other conditions. On September 8, 2010, the Company completed the purchase of one of the two management contracts for $3.8 million, and the contract was transferred to JMPCA. However, since a single investor had previously acquired control of the right to transfer the management contract without cause at any time with 90 days’ notice, the Company recorded an impairment charge of $2.8 million for the quarter ended September 30, 2010. The Company has since restructured the transaction to provide the Company with indemnity from the seller in the amount of $2.6 million, which is collateralized by certain assets and $1.0 million in cash. The indemnity amortizes over a period ending in February 2013. For the year ended December 31, 2010, the amortization amount was $0.1 million which was offset against related asset management fees on the Consolidated Statements of Operations. The Company has not been given notice that the management contract will be transferred to another manager and, as long as JMPCA remains the manager, it will continue to earn management fees from the CLO. During the fourth quarter of 2010, the Company was released from the obligation to purchase the second CLO management contract from Princeton Advisory Group, Inc.

Other Expenses

Other expenses increased $0.2 million, or 4.3%, from $3.7 million for the year ended December 31, 2009 to $3.9 million for the year ended December 31, 2010. As a percentage of total net revenues after provision for loan losses, other expenses increased from 2.5% for the year ended December 31, 2009 to 2.7% for the same period in 2010.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest increased $0.9 million from $1.9 million for the year ended December 31, 2009 to $2.8 million for the year ended December 31, 2010. Noncontrolling interest for the year ended December 31, 2010 includes the interest of third parties in JMP Credit (through August 6, 2010), Cratos CLO (effective August 6, 2010), HMOP (through December 31, 2010) and HGC (effective April 1, 2010), partially-owned subsidiaries consolidated in our financial statements. Noncontrolling interest for the year ended December 31, 2009 relates to the interest of third parties in SPAC and HMOP. SPAC was liquidated on December 31, 2009. Because of the limited partners’ substantive kick-out rights, HMOP was not consolidated from January 2, 2009 through April 30, 2009. During the three months ended June 30, 2009, several non-affiliated limited partners redeemed their interest in HMOP, and the remaining limited partners were no longer deemed to have substantive kick-out rights. As a result, the Company consolidated HMOP in its consolidated financial statements effective May 1, 2009 through December 31, 2010. HMOP was liquidated on December 31, 2010, with all of its partners redeeming their interests as of that date. The assets of HMOP were distributed to its partners in January 2011. The members of HGC do not have substantive kick-out rights, and therefore, HGC has been consolidated from inception on April 1, 2010. The increase in net income attributable to noncontrolling interest reflected an increase of $1.2 million related to HGC, an increase of $0.2 million related to JMP Credit and Cratos CLO, partly offset by a decrease related to HMOP of $0.5 million.

Provision for Income Taxes

For the year ended December 31, 2010 and 2009, we recorded tax expense of $9.0 million and $7.7 million, respectively. The effective tax rate for the year ended December 31, 2010 and 2009 was 43.7% and 37.7%, respectively. The change in the effective tax rate is primarily related to a separate 2009 state tax return for JMP Credit that was filed in 2010.

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

Principal Transactions

Principal transaction revenues increased $23.2 million from a loss of $4.7 million for the year ended December 31, 2008 to a gain of $18.5 million for the year ended December 31, 2009. The increase was primarily due to a $17.1 million increase in equity and other security transaction revenues from a loss of $6.8 million for the year ended December 31, 2008 to a gain of $10.3 million for the year ended December 31, 2009. In addition, gain on investments in partnerships increased $6.5 million from $2.0 million for the year ended December 31, 2008 to $8.5 million for the year ended December 31, 2009. The increase in equity and other security transaction revenues was largely due to unrealized gain on our convertible preferred security and equity security investments in NYMT, which reflected a loss of $6.5 million for the year ended December 31, 2008 compared to a gain of $5.6 million for the year ended December 31, 2009.

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

At JMP Credit, total interest income for the year ended December 31, 2009 was $34.5 million. This was comprised of interest earned on our 99 performing loans of $14.3 million, accretion of purchase discounts and other deferred fees of $1.0 million and non-cash accretion of the liquidity discounts on our loans of $19.2 million. The annualized weighted average interest rate on the loans was 5.00 % with a spread to weighted average LIBOR of 4.33% for the year ended December 31, 2009. We did not recognize any interest income for the 17 impaired loans with a weighted average loan balance of $95.1 million that were on non-accrual status during the year.

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

Travel and Business Development

Travel and business development expense decreased $1.1 million, or 31.0%, from $3.5 million for the year ended December 31, 2008 to $2.4 million for the year ended December 31, 2009. The decrease primarily reflects lower flight and hotel cost per trip for 2009 compared to 2008. As a percentage of total net revenues after provision for loan losses, travel and business development expense decreased from 4.7% of for the year ended December 31, 2008 to 1.6% for the year ended December 31, 2009.

Communications and Technology

Communications and technology expense increased $0.1 million, or 1.4%, from $3.8 million for the year ended December 31, 2008 to $3.9 million for the year ended December 31, 2009. As a percentage of total net revenues after provision for loan losses, communications and technology expense decreased from 5.2% for the year ended December 31, 2008 to 2.6% for the year ended December 31, 2009.

Professional Fees

Professional fees increased $0.5 million, or 17.1%, from $3.1 million for the year ended December 31, 2008 to $3.6 million for the year ended December 31, 2009. The increase reflects higher legal fees as well as additional accounting and audit fees incurred in connection with the acquisition of Cratos. As a percentage of total net revenues after provision for loan losses, professional fees decreased from 4.2% for the year ended December 31, 2010 to 2.4% for the year ended December 31, 2009.

Other Expenses

Other expenses increased $0.9 million, or 29.8%, from $2.9 million for the year ended December 31, 2008 to $3.7 million for the year ended December 31, 2009. The increase was primarily due to a $0.5 million increase in occupancy and a $0.6 million increase in CLO administration expense at JMP Credit, offset by a $0.2 million decrease in depreciation expense. As a percentage of total net revenues after provision for loan losses, other expenses decreased from 4.0% for the year ended December 31, 2008 to 2.0% for the year ended December 31, 2009.

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

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital and liquidity for the year ended December 31, 2010 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of December 31, 2010, we had net liquid assets of $57.8 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, note payable and noncontrolling interest. We have satisfied our capital and liquidity requirements primarily through the net proceeds from the initial public offering and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. At December 31, 2010 and December 31, 2009, the Company had Level 3 assets (financial instruments whose fair value was determined using unobservable inputs that are not corroborated by market data) of $14.9 million and $23.9 million, respectively, which represented 2.3% and 4.2% of total assets, respectively.

Liquidity Considerations Related to Cratos

On April 7, 2009, we invested $4.0 million of cash and granted $3.0 million original par amount, with a $2.3 million estimated fair value, of contingent consideration (a zero coupon note) to acquire 100% of the membership interests and net assets of $7.5 million of Cratos. In December 2009, we repurchased the contingent consideration for $1.8 million. As we own substantially all of the subordinated securities of the CLO, in accordance with the authoritative guidance under GAAP on accounting for consolidation of variable interest entities, we are the primary beneficiary and are required to consolidate all of the assets and liabilities of the CLO securitization structure even though it is a bankruptcy remote entity with no recourse to us.

Our maximum exposure to loss of capital on the Cratos acquisition is the original April 7, 2009 investment of $4.0 million plus the $1.8 million paid to repurchase the contingent consideration, plus any earnings retained in Cratos CLO since the acquisition date. However, for U.S. federal tax purposes, Cratos CLO is treated as a disregarded entity such that the taxable income earned in the CLO is taxable to us. If the CLO is in violation of certain coverage tests, mainly any of its overcollateralization ratios, residual cash flows otherwise payable to us as owners of the subordinated notes would be required to be used to buy additional collateral or repay indebtedness senior to us in the securitization. This could require us to pay income tax on earnings prior to the residual cash flow distributions to us.

Cratos CLO must comply with certain asset coverage tests, such as tests that restrict the amount of discounted obligations and obligations rated “CCC” or lower it can hold. During any time the CLO exceeds such a limit, our ability, as the manager of Cratos CLO, to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, defaulted obligations, discounted assets (those purchased below 85% of their par value) and assets rated “CCC” or lower in excess of applicable limits in the CLO’s investment criteria are not given full par credit for purposes of calculation of the CLO overcollateralization (“OC”) tests. Even though we were in compliance with all OC tests on the determination dates in November, August and May 2010, on the quarterly determination dates in August 2009, November 2009 and February 2010, Cratos CLO was in violation of its Class E OC test. In order to remedy the deficiency, we were required to use $10.2 million of the CLO’s residual cash flows to pay down Class A note holders, rather than distribute the funds to us as owners of the CLO’s subordinated notes. If Cratos CLO were to violate the Class E test, or any more senior tests, we would be required to pay down the most senior notes with the residual cash flows until the violation was cured. In the most extreme case, if the CLO were in violation of the most senior OC test, the Class A note holders would have the ability to declare an event of default and cause an acceleration of all principal and interest outstanding on the notes.

For financial reporting purposes, the loans and asset-backed securities of Cratos CLO are consolidated on our balance sheet. The loans are reported at their cost adjusted for amortization of liquidity discount and credit reserves, both of which were recorded at the Cratos acquisition date, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discount only. At December 31, 2010, we had $400.8 million of loans collateralizing asset-backed securities, net, $23.8 million of restricted cash and $1.2 million of interest receivable funded by $351.3 million of asset-backed securities issued, net, and interest payable of $0.5 million. These assets and liabilities represented 66.7% of total assets and 70.9% of total liabilities respectively, reported on our consolidated statement of financial condition at December 31, 2010.

The tables below summarize the loans held by Cratos CLO grouped by range of outstanding balance, industry and Moody’s Investors Services, Inc. rating category as of December 31, 2010.

(Dollars in thousands)	As of December 31, 2010
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal
$0 – $500	11	11/2014 –11/2017	$5,404
$501 – $2,000	72	5/2013 –12/2017	95,700
$2,001 – $5,000	88	8/2012 – 11/2017	276,017
$5,001 – $10,000	11	11/2011 – 3/2016	77,596

Total	182		$454,717

(Dollars in thousands)	As of December 31, 2010
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Healthcare, Education & Childcare	19	$52,431	11.5%
Retail Store	10	29,388	6.5%
Electronics	10	29,275	6.4%
Telecommunications	13	26,410	5.8%
Leisure, Amusement, Motion Pictures & Entertainment	10	22,316	4.9%
Personal, Food & Misc Services	10	21,179	4.7%
Chemicals, Plastics and Rubber	9	20,962	4.6%
Beverage, Food & Tobacco	9	18,418	4.1%
Utilities	5	17,035	3.7%
Aerospace & Defense	7	16,468	3.6%
Insurance	3	16,245	3.6%
Hotels, Motels, Inns and Gaming	5	15,389	3.4%
Farming & Agriculture	5	14,983	3.3%
Cargo Transport	3	14,372	3.2%
Diversified/Conglomerate Mfg	6	13,914	3.1%
Personal &Non-Durable Consumer Products	5	13,774	3.0%
Printing & Publishing	4	11,944	2.6%
Diversified/Conglomerate Service	5	10,841	2.4%
Broadcasting & Entertainmt	4	10,243	2.3%
Ecological	4	8,763	1.9%
Finance	3	7,803	1.7%
Containers, Packaging and Glass	4	7,635	1.7%
Machinery (Non-Agriculture,Non-Construction & Non-Electronic)	4	7,482	1.6%
Personal Transportation	3	7,306	1.6%
Buildings and Real Estate	3	6,970	1.5%
Banking	2	6,750	1.5%
Automobile	5	6,544	1.4%
Mining, Steel, Iron and Non-Precious Metals	3	5,466	1.2%
Textiles & Leather	3	4,359	1.0%
Oil & Gas	2	3,994	0.9%
Grocery	3	3,808	0.8%
Diversified Natural Resources, Precious Metals and Minerals	1	2,250	0.5%

Total	182	$454,717	100.0%

(Dollars in thousands)	As of December 31, 2010
Moody's Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
Baa3	1	$5,833	1.3%
Ba1	9	26,322	5.8%
Ba2	17	37,315	8.2%
Ba3	32	78,352	17.2%
B1	48	105,063	23.1%
B2	56	132,432	29.1%
B3	13	34,283	7.5%
Caa1	2	16,388	3.6%
Caa2	2	12,669	2.8%
Caa3	1	3,563	0.8%
Ca	1	2,497	0.6%

Total	182	$454,717	100.0%

Other Liquidity Considerations

As of December 31, 2010, the Company had two term loans with City National Bank (“CNB”) in the aggregate amount of $26.2 million under the Credit Agreement entered into on August 3, 2006. The Credit Agreement provided the Company with a revolving credit facility of $30.0 million. Certain provisions of the Credit Agreement were amended on December 17, 2007, March 27, 2008, December 31, 2008 and January 28, 2010. The third amendment to the Credit Agreement converted the then outstanding revolving loan of $8.7 million of into a single term loan as of December 31, 2008. The remaining $21.0 million of the credit facility remained available as a revolving line of credit through December 31, 2010. During 2009, the Company drew down $6.1 million on the revolving line of credit and repaid $4.0 million of the amount. On June 30, 2010 and July 1, 2010, the Company drew down $5.0 million and $13.9 million, respectively, increasing the outstanding amount of the revolving loan to $21.0 million. On December 31, 2010, pursuant to the provisions of the third amendment to the Credit Agreement, the outstanding revolving loan of $21.0 million was converted into a single term loan which will fully mature on December 31, 2013. The Company also had $5.2 million outstanding on the other term loan with CNB as of December 31, 2010. Both term loans bear interest at LIBOR plus 2.25%. On May 29, 2010 the Company entered into an interest rate cap with the lender to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the counterparty in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the line of credit and term loan to such rate. The cap had an initial notional principal amount of $27.1 million (as the remaining balance available under the revolving line of credit was drawn down on July 1, 2010), indexed to LIBOR and amortizes in accordance with the amortization of the revolving line of credit and term loan. The notional principal amount of the cap was $26.2 million at December 31, 2010, with a recorded fair value of $0.1 million. Changes in the fair value are recorded in other comprehensive income.

In January 2008, we and certain affiliated entities completed the acquisition of 1.0 million shares of Series A Cumulative Redeemable Convertible preferred stock of New York Mortgage Trust, Inc. (“NYMT”), a publicly traded real estate investment trust (“REIT”) engaged in the investment management of mortgage-backed securities and high credit quality residential adjustable rate mortgage loans, at a price per share of $20.00, for a total of $20.0 million. The investment was comprised of $5.0 million from JMP Group Inc., $5.0 million from certain funds managed by HCS, and $10.0 million from JMP Realty Trust (“JMPRT”), which was an affiliated REIT managed by HCS. On December 31, 2010, JMP Group Inc. and the above affiliated entities redeemed all of the 1.0 million shares of Series A Cumulative Redeemable Convertible preferred stock of NYMT at a price per share of $20.00 for a total of $20.0 million. We subsequently entered into an advisory agreement between HCS and NYMT to manage certain non-agency assets. The advisory agreement was terminated effective July 26, 2010 upon execution of an amended and restated advisory agreement between HCS and NYMT. Under the amended advisory agreement, HCS manages certain assets of NYMT, which are subject to the base advisory fee and incentive fee calculations, and receives an annual consulting fee equal to $1.0 million. On December 31, 2010, all of the 1.0 million shares of Series A Cumulative Redeemable Convertible preferred stock of NYMT owned by JMP Group Inc. and certain of its affiliates were redeemed at a price per share of $20.00 for a total of $20.0 million. Under the amended advisory agreement, we have a minimum $10.0 million of investment commitment in NYMT’s common stock, subject to certain adjustments for variations in NYMT’s stock price subsequent to the effective date of the agreement. At December 31, 2010, we had an investment in NYMT’s common stock of $10.0 million which represented 15.3% of NYMT’s outstanding shares of common stock.

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

The Company currently intends to declare quarterly cash dividends on all outstanding shares of common stock. The Company currently does not plan to pay dividends on unvested shares of restricted stock. The Company’s board of directors declared a quarterly cash dividend of $0.01 per share of common stock in March 2010 and $0.015 per share of common stock in May, August and November 2010. Those dividends were paid in April, June, September and December 2010 for the fourth quarter of 2009, the first, second and third quarter of 2010, respectively.

During the year ended December 31, 2010 and 2009, the Company repurchased 1,205,991 and 716,528 shares, respectively, of the Company’s common stock at an average price of $6.91 per share and $7.54 per share, respectively, for an aggregate purchase price of $8.3 million and $5.4 million, respectively. Of the total shares repurchased during the year ended December 31, 2010 and 2009, 394,005 shares and 689,428 shares, respectively, were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company.

We had total restricted cash of $47.7 million comprised primarily of $23.8 million of restricted cash at JMP Credit on December 31, 2010. This balance was comprised of $3.7 million in interest received from loans in the CLO and $20.1 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLO. The principal restricted cash will be used to buy additional loans. In addition, as of December 31, 2010, our restricted cash included cash distributions payable to noncontrolling interest holders of HMOP of $10.5 million. HMOP was liquidated on December 31, 2010, with all of its partners redeeming their interests as of that date. The assets of HMOP were distributed to its partners in January 2011.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule. We use the basic method permitted by the Uniform Net Capital Rule to compute net capital, which generally requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of $29.7 million and $45.3 million, which were $28.7 million and $43.7 million in excess of the required net capital of

$1.0 million and $1.6 million at December 31, 2010 and December 31, 2009, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.39 to 1 and 0.26 to 1 at December 31, 2010 and December 31, 2009, respectively.

A condensed table of cash flows for the years ended December 31, 2010 and 2009 is presented below.

	Year Ended December 31,		Change from 2009 to 2010
(Dollars in thousands)	2010	2009	$	%
Cash flows (used in) provided by operations	$(33,160)	$39,893	$(73,053)	N/A
Cash flows provided by investing activities	17,622	3,856	13,766	357.0%
Cash flows provided by (used in) financing activities	10,972	(14,330)	25,302	N/A

Total cash flows	$(4,566)	$29,419	$(33,985)	N/A

	Year Ended December 31,		Change from 2008 to 2009
(Dollars in thousands)	2009	2008	$	%
Cash flows provided by (used in) operations	$39,893	$(22,632)	$62,525	N/A
Cash flows provided by (used in) investing activities	3,856	(29,153)	33,009	N/A
Cash flows (used in) provided by financing activities	(14,330)	(1,080)	(13,250)	1226.9%

Total cash flows	$29,419	$(52,865)	$82,284	N/A

Cash Flows for the Year Ended December 31, 2010

Cash decreased by $4.6 million during the year ended December 31, 2010, primarily as a result of cash used in operating activities.

Our operating activities used $33.2 million of cash from the net income of $11.7 million, adjusted for the cash used in the change in operating assets and liabilities of $25.8 million and non-cash revenue and expense items of $19.1 million. The non-cash revenue and expense items included gain on sale and payoff of loans of $39.4 million, net amortization expense of liquidity discount of $6.1 million and impairment loss on purchased management contract of $2.8 million.

Our investing activities provided $17.6 million of cash primarily due to cash provided by the following: sales of other investments of $46.1 million, $15.0 million of which represents proceeds from the redemption of Series A Cumulative Redeemable Convertible preferred stock of NYMT, sales and payoff of loans collateralizing ABS issued of $256.6 million, repayments on loans collateralizing ABS issued of $72.5 million and net change in restricted cash reserved for lending activities of $10.9 million, partly offset by cash used in the following: funding of loans collateralizing ABS issued of $339.9 million, purchases of other investments of $24.5 million and purchase of management contract of $3.8 million.

Our financing activities provided $11.0 million of cash primarily due to proceeds from issuance of note payable of $18.9 million and capital contributions from noncontrolling interest holders of $8.6 million, partly offset by repurchase of our common stock for treasury of $8.3 million, repayment of asset-backed securities issued of $3.5 million, repayment of a note payable of $1.7 million, cash dividends paid to stockholders of $1.2 million and purchase of subsidiary shares from noncontrolling interest holders of $0.8 million.

Cash Flows for the Year Ended December 31, 2009

Cash increased by $29.4 million during the year ended December 31, 2009, primarily as a result of cash provided by operating activities.

Our operating activities provided $39.9 million of cash from the net income of $12.7 million adjusted for the cash provided by the change in operating assets and liabilities of $47.0 million, reduced by non-cash revenue and expense items of $19.8 million. The non-cash revenue and expense items included gain on sale and payoff of loans of $22.3 million, gain on repurchase of ABS issued of $4.7 million, gain on bargain purchase of $1.2 million and provision for loan losses of $4.5 million.

Our investing activities provided $3.9 million of cash, which primarily due to cash provided by sales and payoff of loans collateralizing ABS of $93.3 million, repayments on loans collateralizing ABS issued of $53.4 million, net change in restricted cash reserved for lending activities of $9.0 million, and sales of other investments of $13.4 million, offset by cash used in funding of loans collateralizing ABS issued of $156.1 million, purchases of other investments of $7.5 million and purchase of Cratos of $2.1 million (net of cash owned by Cratos at acquisition).

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

Contractual Obligations and Commitments

The following table provides a summary of our contractual obligations and commitments as of December 31, 2010:

	Payments Due by Period:
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Note payable	$26,209	$8,736	$17,473	$—	$—
CLO Notes due 2021	431,003	—	—	—	431,003
Contractual interest payments (1)	47,642	5,057	9,444	8,941	24,201
Operating lease obligations	12,646	2,936	2,733	3,274	3,703
Commitments to lend (2)	12,097	12,097	—	—	—
Commitments under standby letters of credit (3)	379	379	—	—	—

Total payments	$529,976	$29,205	$29,650	$12,215	$458,907

(1)	Estimated future interest payments related to note payable and CLO Notes based on applicable interest rates as of December 31, 2010.
(2)	Unsettled trades to purchase loans at JMP Credit. The funds for such unsettled trades are included in restricted cash on the consolidated statement of financial condition at December 31, 2010.
(3)	Conditional commitments issued by JMP Credit to guarantee the performance by a borrower to a third party. The cash collateral supporting these standby letters of credit is included in restricted cash on the consolidated statement of financial condition at December 31, 2010.

Off-Balance Sheet Arrangements

In connection with Cratos CLO, the Company had unfunded commitments to lend of zero and $3.4 million and standby letters of credit of $0.4 million and $1.8 million as of December 31, 2010 and 2009, respectively. These commitments do not extend to JMP Group Inc.

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

We had no other material off-balance sheet arrangements as of December 31, 2010. However, as described below under “Qualitative and Quantitative Disclosures About Market Risk—Credit Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Fair value our financial instruments is generally obtained from quoted market prices, broker or dealer price quotations, or alternative pricing methodologies that we believe offer reasonable levels of price transparency. To the extent that certain financial instruments trade infrequently or are non-marketable securities and, therefore, do not have readily determinable fair values, we estimate the fair value of these instruments using various pricing models and the information available to us that we deem most relevant. Among the factors considered by us in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, the Black-Scholes Options Valuation methodology and other factors generally pertinent to the valuation of financial instruments.

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

Also included in other investments are NYMT convertible preferred stock, warrants on public and private common stock, private equity securities owned by HGC and JMP Capital, the investments in private companies sponsored by HCS and JMP Capital and an interest rate cap derivative instrument. The valuation of the investment in NYMT convertible preferred stock is based on a fair value estimate using the Black-Scholes credit adjusted valuation model on Bloomberg. The warrants on public and private common stock are generally received as a result of investment banking transactions and are valued at estimated fair value as determined by management. Warrants owned are valued at the date of issuance and marked-to-market as unrealized gains and losses until realized. Estimated fair value is determined using the Black-Scholes Options Valuation methodology. The fair value of the private equity securities owned by HGC and JMP Capital is determined by the Company using comparable public company metrics discounted for private company market illiquidity. The interest rate cap derivative instrument fair value is determined from counterparty price quotations. The investments in private companies sponsored by HCS and JMP Capital are carried at cost and evaluated for impairment on a quarterly basis.

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

During the years ended December 31, 2010 and 2009, the Company recorded unrealized gains of $0.2 million and $5.6 million, respectively, on the above investments in NYMT primarily in response to the performance of NYMT’s stock during the period.

In certain cases, we may continue to apply the equity method of accounting to those investments which are strategic in nature or are closely related to our principal business activities, where we have a significant degree of involvement in the cash flows or operations of the investee.

The following tables summarize our marketable securities and other investments, as presented in our Consolidated Statements of Financial Condition, by valuation methodology as of December 31, 2010:

			Other Investments (3)
(in thousands)	Marketable Securities Owned, at Market Value (1)	Marketable Securities Sold, But Not Yet Purchased, at Market Value (2)	General Partner in Hedge Funds	General Partner in Fund of Funds	Limited Partner in Private Equity Fund	Warrants	Equity securities	Total Other Investments	Total Marketable Securities and Other Investments
Fair values based on:
Quoted market prices	$23,748	$10,669	$—	$—	$—	$—	$—	$—	$34,417
Black Scholes credit adjusted valuation	—	—	—	—	—	—	—	—	—
Black Scholes options valuation	—	—	—	—	—	532	—	532	532
Observable market based inputs	—	—	23,629	—	—	—	—	23,629	23,629
Valuation determined by third party general partners	—	—	—	102	3,063	—	—	3,165	3,165
Comparable public company metrics discounted for private company market illiquidity	—	—	—	—	—	—	11,245	11,245	11,245

Totals	23,748	10,669	23,629	102	3,063	532	11,245	38,571	72,988

Fair values based on:
Quoted market prices	100.0%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	47.2%
Black Scholes credit adjusted valuation	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Black Scholes options valuation	0.0%	0.0%	0.0%	0.0%	0.0%	1.4%	0.0%	1.4%	0.7%
Observable market based inputs	0.0%	0.0%	61.2%	0.0%	0.0%	0.0%	0.0%	61.2%	32.4%
Valuation determined by third party general partners	0.0%	0.0%	0.0%	0.3%	7.9%	0.0%	0.0%	8.2%	4.3%
Comparable public company metrics discounted for private company market illiquidity	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	29.2%	29.2%	15.4%

Totals	100.0%	100.0%	61.2%	0.3%	7.9%	1.4%	29.2%	100.0%	100.0%

(1)	Marketable securities owned consist mainly of U.S. listed and OTC equity securities, as well as quasi-government agency securities.
(2)	Marketable securities sold, but not yet purchased consist mainly of U.S. listed and OTC equity securities.
(3)	Other investments consist of general partnership interests in hedge funds and funds of funds managed by HCS, limited partnership interests in private investment funds managed by third parties that invest in predominately private securities and warrants in public and private common stock.

Asset Management Investment Partnerships

Investments in partnerships include our general partnership interests in investment partnerships. Such investments are held by our asset management subsidiary and are accounted for under the equity method based on our proportionate share of the earnings (or losses) of the investment partnership. These interests are carried at estimated fair value based on our capital accounts in the underlying partnerships. The net assets of the investment partnerships consist primarily of investments in marketable and non-marketable securities. The underlying investments held by such partnerships are valued based on quoted market prices or estimated fair value if there is no public market. Such estimates of fair value of the partnerships’ non-marketable investments are ultimately determined by our asset management subsidiary in its capacity as general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Adjustments to carrying value are made, as required by GAAP, if there are third-party transactions evidencing a change in value. Downward adjustments are also made, in the absence of third-party transactions, if the general partner determines that the expected realizable value of the investment is less than the carrying value.

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

For those loans deemed impaired as of the date of the acquisition, the total discount from unpaid principal balance to fair value consists of a nonaccretable credit discount and an accretable liquidity discount. For the remaining loans acquired through the purchase of Cratos the discount to fair value was all accretable liquidity discount as the discount was not attributable to credit quality. For both types of loans the accretable portion of the discount is recognized into interest income as an adjustment to the yield of the loan over the contractual life of the loan using the interest method. For those loans deemed impaired as of the date of the acquisition, such accretion is discontinued when the net realizable value becomes equal or less than the carrying value. For the remaining loans acquired through the purchase of Cratos, such accretion is discontinued when the loan becomes impaired.

The Company continues to estimate the cash flows expected to be collected over the life of the loans acquired through the purchase of Cratos. If, upon subsequent evaluation, the Company believes it is unable to collect all cash flows expected at the acquisition date plus additional cash flows expected to be collected arising from changes in estimate after the acquisition, the loan is considered impaired for purposes of applying the authoritative guidance under GAAP on loss contingencies or, if applicable, the authoritative guidance under GAAP on loan impairment. Loans considered impaired at the acquisition date of Cratos can only continue to be assessed in accordance with the authoritative guidance under GAAP on loan impairment. If, based on current information and events, it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, the Company will first reduce any remaining valuation allowance (or allowance for loan losses) for the loan established after its acquisition for the increase in the present value of cash flows expected to be collected. Then the Company will recalculate the amount of accretable yield for the loan as the excess of the revised cash flows expected to be collected over the sum of (a) the initial investment less (b) cash collected less (c) write-downs plus (d) amount of yield accreted to date. The Company will adjust the amount of accretable yield by reclassification from nonaccretable discount. The adjustment is accounted for as a change in estimate, with the amount of periodic accretion adjusted over the remaining life of the loan. The resulting yield is then used as the effective interest rate in any subsequent accounting.

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

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $23.7 million as of December 31, 2010. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $10.7 million as of December 31, 2010. The net potential loss in fair value for our marketable equity securities portfolio as of December 31, 2010, using a hypothetical 10% decline in prices, is estimated to be approximately $1.3 million. In addition, as of December 31, 2010, we have invested $24.6 million of our own capital in our funds, which are invested primarily in publicly traded equity securities. The net potential loss in fair value for our investments at December 31, 2010, using a hypothetical 10% decline in the funds’ investment portfolios, is estimated to be approximately $2.5 million

Interest Rate Risk

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2010, the Company maintained effective internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in its report appearing on page 85, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

JMP Group Inc.

In our opinion, the accompanying consolidated statements of financial conditions and the related consolidated statements of operations, statements of changes in equity and cash flows present fairly, in all material respects, the financial position of JMP Group Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, CA

March 7, 2011

JMP Group Inc.

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	December 31, 2010	December 31, 2009
Assets
Cash and cash equivalents	$71,114	$75,680
Restricted cash and deposits (includes cash on deposit with clearing broker of $255 at December 31, 2010 and December 31, 2009)	47,718	36,628
Receivable from clearing broker	1,331	1,609
Investment banking fees receivable, net of allowance for doubtful accounts of $0 at December 31, 2010 and December 31, 2009	9,706	2,706
Marketable securities owned, at fair value	23,748	5,899
Incentive fee receivable	763	2,631
Other investments (of which $38,672 and $57,190 at fair value at December 31, 2010 and December 31, 2009, respectively)	38,702	59,190
Loans held for investment, net of allowance for loan losses	813	1,592
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	400,763	327,967
Interest receivable	1,163	1,046
Fixed assets, net	1,481	1,345
Deferred tax assets	32,542	51,499
Other assets	8,008	6,929

Total assets	$637,852	$574,721

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$10,669	$1,047
Accrued compensation	37,424	43,026
Asset-backed securities issued	351,322	326,632
Interest payable	570	525
Note payable	26,209	9,045
Deferred tax liability	36,176	48,220
Other liabilities	34,172	20,575

Total liabilities	496,542	449,070

Commitments and Contingencies
JMP Group Inc. Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,069,741 shares issued at December 31, 2010 and December 31, 2009; 21,737,367 and 21,533,583 shares outstanding at December 31, 2010 and December 31, 2009, respectively	22	22
Additional paid-in capital	128,151	126,125
Treasury stock, at cost, 332,374 and 536,158 shares at December 31, 2010 and December 31, 2009, respectively	(2,210)	(4,360)
Accumulated other comprehensive loss	(63)	—
Retained earnings (accumulated deficit)	3,954	(1,152)

Total JMP Group Inc. stockholders’ equity	129,854	120,635
Noncontrolling Interest	11,456	5,016

Total equity	141,310	125,651

Total liabilities and equity	$637,852	$574,721

See accompanying notes to consolidated financial statements

JMP Group Inc.

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated VIE included in total assets and total liabilities above:

	December 31, 2010	December 31, 2009
Restricted cash	$23,821	$34,689
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	400,763	327,967
Interest receivable	1,162	1,013
Deferred tax assets	15,685	38,729
Other assets	41	46

Total assets of consolidated VIE	$441,472	$402,444

Asset-backed securities issued	$351,322	$326,632
Interest payable	545	522
Deferred tax liability	34,110	45,602
Other liabilities	379	87

Total liabilities of consolidated VIE	$386,356	$372,843

The asset-backed securities issued by the VIE are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, the assets of the VIE can only be used to settle the obligations of the VIE.

See accompanying notes to consolidated financial statements

JMP Group Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues
Investment banking	$45,519	$39,924	$27,249
Brokerage	28,259	34,004	35,731
Asset management fees	12,231	20,148	11,369
Principal transactions	3,421	18,517	(4,657)
Gain on sale and payoff of loans	39,363	22,268	—
Gain on repurchase of asset-backed securities issued	—	4,705	—
Gain on bargain purchase	—	1,179	—
Net dividend income	2,248	2,521	3,174
Other income	3,466	2,593	1,158

Non-interest revenues	134,507	145,859	74,024

Interest income	45,209	35,370	2,392
Interest expense	(33,687)	(25,924)	(408)

Net interest income	11,522	9,446	1,984

Provision for loan losses	(1,327)	(5,821)	(2,896)

Total net revenues after provision for loan losses	144,702	149,484	73,112

Non-interest Expenses
Compensation and benefits	95,708	105,179	65,746
Administration	5,767	5,050	5,887
Brokerage, clearing and exchange fees	5,110	5,284	5,063
Travel and business development	3,401	2,396	3,472
Communications and technology	3,969	3,892	3,837
Occupancy	2,666	2,448	1,905
Professional fees	3,380	3,589	3,065
Depreciation	635	746	963
Impairment loss on purchased management contract	2,750	—	—
Other	611	555	20

Total non-interest expenses	123,997	129,139	89,958

Income (loss) before income tax expense	20,705	20,345	(16,846)
Income tax expense (benefit)	9,039	7,663	(5,701)

Net income (benefit)	11,666	12,682	(11,145)
Less: Net income (loss) attributable to noncontrolling interest	2,805	1,872	(498)

Net income (loss) attributable to JMP Group Inc.	$8,861	$10,810	$(10,647)

Net income (loss) attributable to JMP Group Inc. per common share:
Basic	$0.41	$0.52	$(0.53)
Diluted	$0.40	$0.49	$(0.53)
Dividends declared per common share	$0.06	$0.04	$0.20
Weighted average common shares outstanding:
Basic	21,646	20,791	20,211
Diluted	22,396	22,137	20,211

See accompanying notes to consolidated financial statements

JMP Group Inc.

Consolidated Statements of Changes in Equity

(In thousands)

	JMP Group Inc. Stockholders’ Equity
	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Comprehensive Income	Total Equity
	Shares	Amount
Balance, December 31, 2007	22,045	$22	$(10,884)	$121,002	$5,461	$—	$14,605	$20,066	$130,206
Net loss	—	—	—	—	(10,647)	—	(498)	(11,145)	(11,145)
Additional paid-in capital—stock-based compensation	25	—	—	11,120	—	—	—	—	11,120
Cash dividends paid to shareholders	—	—	—	—	(4,031)	—	—	—	(4,031)
Purchases of shares of common stock for treasury	—	—	(6,922)	—	—	—	—	—	(6,922)
Reissuance of shares of common stock from treasury	—	—	7,095	(6,182)	(913)	—	—	—	—
Dividends paid to noncontrolling interest holders	—	—	—	—	—	—	(224)	—	(224)
Capital contributions from noncontrolling interest holders	—	—	—	—	—	—	1,416	—	1,416
Deconsolidation of subsidiaries	—	—	—	—	—	—	(7,348)	—	(7,348)

Balance, December 31, 2008	22,070	$22	$(10,711)	$125,940	$(10,130)	$—	$7,951	$8,921	$113,072
Net income	—	—	—	—	10,810	—	1,872	12,682	12,682
Additional paid-in capital—stock-based compensation	—	—	—	(481)	—	—	—	—	(481)
Additonal paid-in capital—excess tax benefit related to stock-based compensation	—	—	—	666	—	—	—	—	666
Cash dividends paid to shareholders	—	—	—	—	(835)	—	—	—	(835)
Purchases of shares of common stock for treasury	—	—	(5,404)	—	—	—	—	—	(5,404)
Reissuance of shares of common stock from treasury	—	—	11,755	—	(997)	—	—	—	10,758
Sale of subsidiary shares to noncontrolling interest holders	—	—	—	—	—	—	374	—	374
Dividends paid to noncontrolling interest holders	—	—	—	—	—	—	(1,285)	—	(1,285)
Reorganization/dissolution of subsidiaries (Note 2)	—	—	—	—	—	—	(3,896)	—	(3,896)

JMP Group Inc.

Consolidated Statements of Changes in Equity—(Continued)

(In thousands)

	JMP Group Inc. Stockholders’ Equity
	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Comprehensive Income	Total Equity
	Shares	Amount

Balance, December 31, 2009	22,070	$22	$(4,360)	$126,125	$(1,152)	$—	$5,016	$21,603	$125,651
Net income	—	—	—	—	8,861	—	2,805	11,666	11,666
Additional paid-in capital—stock-based compensation	—	—	—	1,282	—	—	—	—	1,282
Additional paid-in capital—excess tax benefit related to stock-based compensation	—	—	—	(332)	—	—	—	—	(332)
Cash dividends paid to shareholders	—	—	—	—	(1,199)	—	—	—	(1,199)
Purchases of shares of common stock for treasury	—	—	(8,338)	—	—	—	—	—	(8,338)
Reissuance of shares of common stock from treasury	—	—	7,956	939	(1)	—	—	—	8,894
Sale of subsidiary shares to noncontrolling interest holders	—	—	—	—	—	—	10,251	—	10,251
Purchase of subsidiary shares from noncontrolling interest holders	—	—	2,532	137	(2,373)	—	(2,738)	—	(2,442)
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	(63)	—	(63)	(63)
Dividends paid to noncontrolling interest holders	—	—	—	—	(182)	—	(475)	—	(657)
Reorganization/dissolution of subsidiaries (Note 2)	—	—	—	—	—		(3,403)		(3,403)

Balance, December 31, 2010	22,070	$22	$(2,210)	$128,151	$3,954	$(63)	$11,456	$33,206	$141,310

See accompanying notes to consolidated financial statements

See accompanying notes to consolidated financial statements

JMP Group Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$11,666	$12,682	$(11,145)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	—	—	20
Provision for loan losses	1,327	5,821	2,896
Accretion of deferred loan fees	(1,580)	(977)	(69)
Amortization of liquidity discount, net	6,093	1,561	—
Loan origination and commitment fees	—	—	260
Gain on sale and payoff of loans	(39,363)	(22,268)	—
Gain on repurchase of asset-backed securities issued	—	(4,705)	—
Change in other investments:
Fair value	(2,069)	(10,779)	2,424
Incentive fees reinvested in general partnership interests	(700)	(4,734)	(3,666)
Impairment loss on purchased management contract	2,750	—	—
Depreciation and amortization of fixed assets	635	746	963
Stock-based compensation expense	7,576	9,759	11,120
Deferred income taxes	6,140	6,978	(8,212)
Gain on bargain purchase	—	(1,179)	—
Net change in operating assets and liabilities:
(Increase) decrease in interest receivable	(117)	163	62
(Increase) decrease in receivables	(4,703)	(1,941)	3,688
(Increase) decrease in marketable securities	(17,849)	8,688	(1,041)
(Increase) decrease in restricted cash (excluding restricted cash reserved for lending activities), deposits and other assets	(20,596)	8,684	(4,633)
Decrease (increase) in marketable securities sold, but not yet purchased	9,622	(4,630)	2,324
Increase (decrease) in interest payable	45	(703)	—
(Decrease) in securities sold under agreements to repurchase	—	—	(9,135)
Increase (decrease) in accrued compensation and other liabilities	7,963	36,727	(8,488)

Net cash (used in) provided by operating activities	(33,160)	39,893	(22,632)

Cash flows from investing activities:
Purchases of fixed assets	(771)	(724)	(313)
Purchase of management contract	(3,750)	—	—
Investment in subsidiary	—	(2,089)	—
Purchases of other investments	(24,540)	(7,486)	(19,686)
Sales of other investments	46,083	13,358	5,162
Funding of loans collateralizing asset-backed securities issued	(339,859)	(156,085)	—
Funding of loans held for investment	—	—	(7,957)
Sale and payoff of loans collateralizing asset-backed securities issued	256,552	93,301	—
Principal payments on loans collateralizing asset-backed securities issued	72,530	53,397	—
Principal payments on loans held for investment	450	270	322
Repayment of note receivable	—	—	335
Net change in restricted cash reserved for lending activities	10,927	9,012	—
Cash associated with consolidation / deconsolidation of subsidiaries	—	902	(7,016)

Net cash provided (used in) by investing activities	17,622	3,856	(29,153)

JMP Group Inc.

Consolidated Statements of Cash Flows—(Continued)

	Year Ended December 31,
	2010	2009	2008
Cash flows from financing activities:
Proceeds from issuance of note payable	18,900	6,100	8,681
Repayment of note payable	(1,736)	(5,736)	—
Repayment and repurchase of contingent consideration payable	—	(1,899)
Sale of asset-back securities issued	—	996	—
Repurchase of asset-backed securities issued	—	(555)	—
Repayment of asset-backed securities issued	(3,475)	(6,762)	—
Cash dividends paid to stockholders	(1,199)	(835)	(4,032)
Purchases of shares of common stock for treasury	(8,338)	(5,404)	(6,922)
Capital contributions of noncontrolling interest holders	8,616	300	1,417
Dividends paid to noncontrolling interest shareholders	(657)	(1,284)	(224)
Purchase of subsidiary shares from noncontrolling interest holders	(807)	—	—
Proceeds from exercises of stock options	—	83	—
Excess tax benefit related to stock-based compensation	(332)	666	—

Net cash provided by (used in) financing activities	10,972	(14,330)	(1,080)

Net (decrease) increase in cash and cash equivalents	(4,566)	29,419	(52,865)
Cash and cash equivalents, beginning of period	75,680	46,262	99,127

Cash and cash equivalents, end of period	$71,114	$75,681	$46,262

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5,423	$5,776	$358
Cash paid during the period for taxes	$2,093	$730	$6,730
Non-cash investing and financing activities:
Reissuance of shares of common stock from treasury related to vesting of restricted stock units and exercises of stock options	$5,165	$6,405	$5,629
Fair value of noncash assets acquired in the Cratos acquisition	$—	$376,372	$—
Fair value of noncash liabilities assumed in the Cratos acquisition	$—	$370,776	$—
Membership interest in LSC III, LLC (“LSC”) received in full satisfaction of a non-revolving credit note (Note 2)	$—	$2,435

See accompanying notes to consolidated financial statements

JMP GROUP INC.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

2. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements and accompanying notes present the consolidated financial condition of the Company as of December 31, 2010 and December 31, 2009. Consolidated results of operations and cash flows are presented for the Company for the years ended December 31, 2010, 2009 and 2008. The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities, HCS, JMP Capital, JMP Credit, JMPCA, and the partially-owned subsidiaries, Harvest Mortgage Opportunities Partners (“HMOP”) (from May 1, 2009 through December 31, 2010), JMP Realty Trust (“JMPRT”) (through January 1, 2009), Opportunity Acquisition Corp. (through December 31, 2009), a special purpose acquisition corporation, or “SPAC”, formed for the purpose of acquiring one or more businesses through a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination and Harvest Growth Capital LLC (“HGC”) (effective April 1, 2010). HMOP was liquidated on December 31, 2010, with all of its partners redeeming their interests as of that date. The assets of HMOP were distributed to its partners in January 2011. The Company was the sponsor of the SPAC. The SPAC was liquidated on December 31, 2009 with no distribution of assets to the Company or noncontrolling interest holders due to its accumulated loss. In addition, for the year ended December 31, 2008, the consolidated accounts of the Company included the results of Harvest Consumer Partners (“HCP”) and Harvest Technology Partners (“HTP”), both of which were hedge funds managed by HCS for a period in the year. HCP and HTP were deconsolidated on December 1, 2008 and August 1, 2008, respectively, as a result of the admission of additional non-affiliated limited partners. The Company accounts for HCP and HTP under the equity method of accounting after the deconsolidation. All material intercompany accounts and transactions have been eliminated in consolidation.

The Company follows the authoritative accounting guidance for the consolidation of variable interest entities (“VIEs”). Such guidance applies to VIEs, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. When the Company enters into a transaction with a VIE, the Company determines if it is the primary beneficiary of the VIE by performing a qualitative analysis of the VIE that includes a review of, among other factors, its capital structure, contractual terms, related party relationships, the Company’s fee arrangements and the design of the VIE. The Company performed this analysis for Cratos CLO and concluded that Cratos CLO is a VIE and that the Company, which manages the CLO and owns approximately 94% of the subordinated notes in the CLO, is deemed the primary beneficiary. As a result, the Company consolidates the assets and liabilities of the CLO securitization entity, and the underlying loans owned by the CLO entity are shown on our consolidated statements of financial condition under loans collateralizing asset-backed securities issued and the asset-backed securities (“ABS”) issued to third parties are shown under asset-backed securities issued. See Note 6 and Note 10 for the information pertaining to the loans owned and ABS issued by Cratos CLO, respectively.

HCS currently manages several asset management funds, which are structured as limited partnerships, and is the general partner of each. In assessing whether or not to consolidate these funds, the Company follows the accounting guidance on determining whether a general partner controls a limited partnership. Such guidance provides that the presumption that the general partner controls the limited partnership may be overcome if the limited partners have substantive kick-out rights. Except for HMOP and HGC, the partnership agreements for these funds provide for the right of the limited partners to remove the general partners by a simple majority vote of the non-affiliated limited partners. Because of these substantive kick-out rights, the Company, as the general partner, does not control these funds, and therefore does not consolidate them except for HGC and prior to December 31, 2010, HMOP. The Company accounts for its investments in these funds under the equity method of accounting. In December 2009, the accounting guidance on consolidation was amended to improve the financial reporting by entities involved in VIEs. In February 2010, the consolidation requirements under the amended accounting guidance were indefinitely deferred for a reporting entity’s interest in entities that have the attributes of an investment company or for which it is industry practice to apply the specialized industry accounting guidance for investment companies. The Company’s investments in the above asset management funds qualify for the deferral, and therefore the new consolidation requirements did not impact our accounting for these funds. If the deferral were to be removed, the Company would be required to evaluate these funds under the new accounting guidance, and based on such evaluation, some if not all of the funds may require consolidation.

Noncontrolling interest on the consolidated statements of financial condition at December 31, 2010 relates to the interest of third parties in Cratos CLO and HGC, partially-owned subsidiaries consolidated in our financial statements. Noncontrolling interest on the consolidated statements of financial condition at December 31, 2009 relates to the interest of third parties in JMP Credit, HMOP and HGC, partially-owned subsidiaries consolidated in our financial statements. On August 6, 2010, the Company and individual employee security holders (the “Unitholders”) of JMP Credit entered into an Exchange Agreement providing for, among other things, an offer to buy the minority interest units and shares in JMP Credit held by the Unitholders in exchange for a combination of (i) restricted common stock of the Company par value $.001 per share, (ii) cash and (iii) certain Cratos CLO subordinated notes in such amounts as elected by the Unitholder. In connection with the Exchange Agreement, the Company issued an aggregate of 381,310 shares of restricted stock to the Unitholders and the Company received all the remaining units and shares of JMP Credit that it did not previously own. The restricted stock and the Cratos CLO notes are subject to limitations on transfer and repurchase rights of the Company in the event of certain terminations of the Unitholder’s employment with the Company or its affiliates through June 1, 2013. As a result of this transaction, the Company’s ownership of JMP Credit increased from approximately 93% to 100% and the Company’s ownership of Cratos CLO decreased from 100% to approximately 94% effective August 6, 2010.

JMPRT was a real estate investment trust that was formed in June 2006. As of December 31, 2008, the Company owned 49.5% of JMPRT and certain employees owned 20.1%. Because of its ownership and management position, the Company consolidated JMPRT and recorded a noncontrolling interest through

December 31, 2008. On January 2, 2009, all of the assets and liabilities within JMPRT were transferred to HMOP, a hedge fund managed by HCS. HMOP is a Delaware limited partnership organized for the purposes of investing in real estate-related assets which may include investments in residential or commercial mortgages or loans, real estate and other assets, loans and participation in loans of all types, other specialty mortgage products, and securities. HCS is the general partner of HMOP. Because of substantive kick-out rights, the Company, as the general partner, did not control HMOP and therefore did not consolidate HMOP from January 2, 2009 through April 30, 2009. During the quarter ended June 30, 2009, several non-affiliated limited partners redeemed their interest in HMOP, and the remaining limited partners were no longer deemed to have substantive kick-out rights. As a result, the Company consolidated HMOP in its consolidated financial statements effective May 1, 2009. HMOP was liquidated on December 31, 2010, with all of its partners redeeming their interests as of that date. The assets of HMOP were distributed to its partners in January 2011.

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

On January 18, 2008, JMP Group Inc. and certain unconsolidated affiliates made an investment in convertible preferred stock of New York Mortgage Trust, Inc. (“NYMT”), a publicly traded real estate investment trust engaged in the investment management of mortgage-backed securities and high credit quality residential adjustable rate mortgage loans. Such investment by JMP Group Inc. and affiliated entities was $20.0 million in total, comprised of $5.0 million by JMP Group Inc., $5.0 million by certain funds managed by HCS, and $10.0 million by JMPRT. JMPRT’s investment in NYMT was transferred to HMOP on January 2, 2009. In addition, JMP Group Inc. invested $4.5 million in the common stock of NYMT on February 14, 2008 via a private investment in public equity (“PIPE”) transaction. The Series A Preferred Stock was convertible into shares of NYMT’s common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 1 / 2 ) shares of common stock for each share of Series A Preferred Stock. The Series A Preferred Stock was scheduled to mature on December 31, 2010, at which time any outstanding shares must be redeemed by NYMT at the $20.00 per share liquidation preference. We subsequently entered into an advisory agreement between HCS and NYMT to manage certain non-agency assets. The advisory agreement was terminated effective July 26, 2010 upon execution of an amended and restated advisory agreement between HCS and NYMT. Under the amended advisory agreement, HCS manages certain assets of NYMT, which are subject to the base advisory fee and incentive fee calculations, and receives an annual consulting fee equal to $1.0 million. On December 31, 2010, all of the 1.0 million shares of Series A Cumulative Redeemable Convertible preferred stock of NYMT owned by JMP Group Inc. and certain of its affiliates were redeemed at a price per share of $20.00 for a total of $20.0 million. Under the amended advisory agreement, we have a minimum $10.0 million of investment commitment in NYMT’s common stock, subject to certain adjustments for variations in NYMT’s stock price subsequent to the effective date of the agreement. At December 31, 2010, we had an investment in NYMT’s common stock of $10.0 million which represented 15.3% of NYMT’s outstanding shares of common stock. Because of its current ownership and management position, the Company does not consolidate NYMT. The Company accounts for its investment in NYMT using the fair value option. See Note 23 for the summarized financial information of NYMT.

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

Asset Management Fees

Asset management fees for hedge funds, hedge funds of funds and private equity funds consist of base management fees and incentive fees. The Company recognizes base management fees on a monthly basis over the period in which the investment services are performed. Base management fees earned by the Company are generally based on the fair value of assets under management and the fee schedule for each fund and account. Base management fees for hedge funds and hedge funds of funds are calculated at the investor level using their quarter-beginning capital balance adjusted for any contributions or withdrawals. Base management fees for private equity funds are calculated at the investor level using their aggregate capital commitments during the commitment period, which is generally three years from first closing, and on invested capital following the commitment period. The Company also earns incentive fees for hedge funds and hedge funds of funds that are based upon the performance of investment funds and accounts. Such fees are either a specified percentage of the total investment return of a fund or account or a percentage of the excess of an investment return over a specified highwater mark or hurdle rate over a defined performance period. For most funds, the highwater mark is calculated using the greatest value of a partner’s capital account as of the end of any performance period, increased for contributions and decreased for withdrawals. Incentive fees are recognized as revenue at the end of the specified performance period. The performance period used to determine the incentive fee is quarterly for the hedge funds, HMOP and NYMT, and annually for the hedge funds of funds managed by HCS. Generally the incentive fees are reinvested in the investment funds in which we hold a general partner investment. The incentive fees are not subject to any contingent repayments to investors or any other clawback arrangements. Incentive fees for private equity funds are based on a specified percentage of realized gains from the disposition of each portfolio investment in which each investor participates, and are earned by the Company after returning contributions by the investors for that portfolio investment and for all other portfolio investments in which each such investor participates that have been disposed of at the time of distribution.

Asset management fees for the two CLOs the Company manages currently consist only of senior and subordinated base management fees. For one of the CLOs, the Company earns incentive fees in the event that specified cumulative investment returns are achieved, but such investment returns have not been achieved yet. The Company recognizes base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate Cratos CLO, the management fees earned at JMPCA from Cratos CLO are eliminated on consolidation in accordance with U.S. GAAP.

Principal transactions

Principal transaction revenues include realized and unrealized net gains and losses resulting from our principal investments in equity and other securities for the Company’s account and in equity-linked warrants received from certain investment banking assignments, as well as limited partner investments in private funds managed by third parties, our investment in NYMT and interest rate cap. Unrealized gain (loss) on interest rate cap was recorded in principal transaction revenues through June 30, 2010. Effective July 1, 2010, such gain (loss) is recorded in other comprehensive income (loss). See Note 4 for more information on the interest rate cap. Principal transaction revenues also include earnings (or losses) attributable to investment partnership interests held by our asset management subsidiary, HCS, which are accounted for using the equity method of accounting. Principal transaction revenues also include unrealized gains and losses on the private equity securities owned by HGC, a private equity fund managed by HCS which is consolidated in our financial statements, as well as unrealized gains and losses on the investments in private companies sponsored by HCS and JMP Capital.

The Company’s principal transaction revenues for these categories for the years ended December 31, 2010, 2009 and 2008 are as follows:

(In thousands)	Year Ended December 31,
	2010	2009	2008
Equity and other securities	$4,147	$10,293	$(6,766)
Warrants and other investments	(1,228)	(220)	124
Investment partnerships	502	8,444	1,985

Total principal transaction revenues	$3,421	$18,517	$(4,657)

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

Restricted Cash and Deposits

Restricted cash and deposits include principal and interest payments that are collateral for the asset-backed securities issued by Cratos. They also include proceeds from short sales deposited with brokers that cannot be removed unless the securities are delivered, cash collateral supporting standby letters of credit issued by JMP Credit, cash on deposit for operating leases, and cash on deposit with JMP Securities’ clearing broker. In addition, as of December 31, 2010, restricted cash and deposits included cash distributions payable to noncontrolling interest holders of HMOP of $10.5 million. HMOP was liquidated on December 31, 2010, with all of its partners redeeming their interests as of that date.

Restricted cash consisted of the following at December 31, 2010 and 2009:

(In thousands)	December 31, 2010	December 31, 2009
Principal and interest payments held as collateral for asset-backed securities issued	$23,442	$33,349
Cash collateral supporting standby letters of credit	379	1,340
Cash collateral supporting indemnity agreement (Note 8)	1,000	—
Proceeds from short sales	10,669	1,047
Cash distributions payable to noncontrolling interest holders	10,514	—
Deposit with clearing broker	255	255
Deposits for operating leases	1,459	637

	$47,718	$36,628

Receivable from Clearing Broker

The Company clears customer transactions through another broker-dealer on a fully disclosed basis. At both December 31, 2010 and December 31, 2009, the receivable from clearing broker consisted solely of commissions related to securities transactions.

Investment Banking Fees Receivable

Investment banking fees receivable include receivables relating to the Company’s investment banking or advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis. The allowance for doubtful accounts related to investment banking fees receivable was zero at both December 31, 2010 and 2009. The following table summarizes activities in the allowance for doubtful accounts for the years ended December 31, 2010, 2009 and 2008.

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Expenses	Deductions (Charge-Off, net of Recoveries)	Balance at End of Period
Year ended December 31, 2010	$—	$—	$—	$—
Year ended December 31, 2009	78,579	—	(78,579)	—
Year ended December 31, 2008	156,004	19,646	(97,071)	78,579

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

Most of the Company’s financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment, asset-backed securities issued and investment in HuaMei Capital Company, Inc. (redeemed in December 2010), Sanctuary Wealth Services LLC, and a commercial mortgage originator sponsored by JMP Capital are recorded at fair value or amounts that approximate fair value. See Note 4 for the description of our investments in HuaMei Capital Company, Inc., Sanctuary Wealth Services LLC and a commercial mortgage originator sponsored by JMP Capital.

Marketable securities owned, other investments at fair value and marketable securities sold, but not yet purchased, are classified as trading securities and stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item principal transactions in the accompanying Consolidated Statements of Operations.

Fair value of the Company’s financial instruments is generally obtained from quoted market prices, broker or dealer price quotations, or alternative pricing methodologies that the Company believes offer reasonable levels of price transparency. To the extent that certain financial instruments trade infrequently or are non-marketable securities and, therefore, do not have readily determinable fair values, the Company estimates the fair value of these instruments using various pricing models and the information available to the Company that it deems most relevant. Among the factors considered by the Company in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, the Black-Scholes Options Valuation methodology and other factors generally pertinent to the valuation of financial instruments.

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

Also included in other investments are convertible preferred stock of NYMT (which was redeemed on December 31, 2010), warrants on public and private common stock, private equity securities owned by HGC and JMP Capital, investments in private companies sponsored by HCS and JMP Capital and an interest rate cap derivative instrument. The investment in NYMT convertible preferred stock is fair valued using the Black-Scholes credit adjusted valuation model on Bloomberg. The warrants on public and private common stock are generally received as a result of investment banking transactions. Such warrants are fair valued at the date of issuance and marked-to-market as of each reporting period using the Black-Scholes Options Valuation methodology. The fair value of the private equity securities owned by HGC and JMP Capital is determined by the Company using comparable public company metrics discounted for private company market illiquidity. The interest rate cap derivative instrument fair value is determined from counterparty price quotations. The investments in private companies sponsored by HCS and JMP Capital are carried at cost and evaluated for impairment on a quarterly basis.

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

Dividends received during years ended December 31, 2010 and 2009 on NYMT stock of $2.2 million and $1.9million, respectively, were recorded in net dividend income on our Consolidated Statements of Operations. For the years ended December 31, 2010 and 2009, the Company recorded unrealized gains of $0.2 million and $5.6 million, respectively, on the above investments in NYMT. The unrealized gains on our investments in NYMT are reported in Principal Transactions in the Consolidated Statements of Operations.

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

Loans Held for Investment

Loans held for investment are carried at their unpaid principal balance, net of any allowance for credit losses or deferred loan origination or commitment fees. For loans held for investment, we establish and maintain an allowance for credit losses based on management’s estimate of credit losses in our loans as of each reporting date. The Company records the allowance against loans held for investment on a specific identification basis. Loans are charged off against the reserve for credit losses if the principal is deemed not recoverable within a reasonable timeframe. Loan origination and commitment fees are deferred and recognized into interest income in the Consolidated Statements of Operations over the life of the related loan. The Company does not accrue interest on loans which are in default for more than 90 days and loans for which we expect full principal payments may not be received. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Any reversals of income from previous years are recorded against the allowance for loan losses. When the Company receives a cash interest payment on a non-accrual loan, it is applied as a reduction of the principal balance. Non-accrual loans are returned to accrual status when the borrower becomes current as to principal and interest and has demonstrated a sustained period of payment performance. The amortization of loan fees is discontinued on nonaccrual loans. The Company applies the above nonaccrual policy consistently to all loans classified as loans held for investment without further disaggregation. Loans that are deemed to be uncollectible are charged off and the charged-off amount is deducted from the allowance.

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

For those loans deemed impaired as of the date of the acquisition, the total discount from outstanding principal balance to fair value consists of a nonaccretable credit discount and in most cases an accretable liquidity (or market value) discount. For the remaining loans acquired through the purchase of Cratos, any discounts to fair value were recorded as accretable liquidity discounts as they were not attributable to credit impairment. For both types of loans, the accretable portion of the discount is recognized into interest income as an adjustment to the yield of the loan over the contractual life of the loan using the interest method. For those loans deemed impaired as of the date of the acquisition, such accretion is discontinued when the net realizable value becomes equal or less than the carrying value. For the remaining loans acquired through the purchase of Cratos, such accretion is discontinued when the loan becomes impaired.

The Company continues to estimate the cash flows expected to be collected over the life of the loans acquired through the purchase of Cratos. If, upon subsequent evaluation, the Company believes it is unable to collect all cash flows expected at the acquisition date plus additional cash flows expected to be collected arising from changes in the estimate after the acquisition, the loan is considered impaired. Loans considered impaired at the acquisition date of Cratos continue to be assessed in accordance with the authoritative guidance under GAAP on loan impairment. If, based on current information and events, it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, the Company will first reduce any remaining credit discounts (including allowances for loan losses) for the loans established after its acquisition for the increase in the present value of cash flows expected to be collected. Then the Company will recalculate the amount of accretable yield for the loan as the excess of the revised cash flows expected to be collected over the sum of (a) the initial investment, less (b) cash collected, less (c) write-downs, plus (d) amount of yield accreted to date. The Company will adjust the amount of accretable yield by reclassification from nonaccretable discount. The adjustment is accounted for as a change in estimate, with the amount of periodic accretion adjusted over the remaining life of the loan. The resulting yield is then used as the effective interest rate in any subsequent accounting.

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

The accrual of interest on loans is discontinued when principal or interest payments are 90 days or more past due or when, in the opinion of management, reasonable doubt exists as to the full collection of principal and/or interest. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Any reversals of income from previous years are recorded against the allowance for loan losses. When the Company receives a cash interest payment on a non-accrual loan, it is applied as a reduction of the principal balance. Non-accrual loans are returned to accrual status when the borrower becomes current as to principal and interest and has demonstrated a sustained period of payment performance. The amortization of loan fees is discontinued on nonaccrual loans and may be considered for write-off. Depending on the terms of the loan, a fee may be charged upon a prepayment which is recognized in the period of the prepayment. The Company applies the above nonaccrual policy consistently to all loans classified as loans collateralizing asset-backed securities issued without further disaggregation.

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

The Company provides an allowance for loans that are considered impaired. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral securing the loan if the loan is collateral dependent, depending on the circumstances and the Company’s collection strategy. For those loans held by Cratos at the date of acquisition by JMP Credit, and deemed impaired at that date or a subsequent date, allowance for loan losses is calculated considering two further factors. For loans deemed impaired at the date of acquisition if there is a further decline in expected future cash flows, the reduction is recognized as a specific reserve in accordance with the guidance above. For those loans deemed impaired subsequent to the acquisition date, if the net realizable value is lower than the current carrying value, then the carrying value is reduced and the difference is booked as provision for loan losses. If the total discount from unpaid principal balance to carrying value is larger than the expected loss at the date of assessment, no provision for loan losses is recognized.

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

3. Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU 2010-20. The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20, Receivables

(Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the Financial Accounting Standards Board (the “FASB”) time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The deferral in ASU 2011-01 is effective January 19, 2011. The Company does not expect the adoption of ASU 2011-01 to have an impact on our consolidated financial position or results of operations.

ASU 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the FASB issued ASU 2010-20 which amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The disclosures required by ASU 2010-20 are effective for annual and interim periods ending on or after December 15, 2010 except for the new disclosures about the activity that occurs during a reporting period which are effective for annual and interim periods beginning on or after December 15, 2010. The Company adopted ASU 2010-20 in the fourth quarter of 2010. The adoption of ASU 2010-20 did not have an impact on our consolidated financial position or results of operations.

ASU 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved in Variable Interest Entities. In December 2009, the FASB issued ASU 2009-17 which amends the accounting guidance related to the consolidation of variable interest entities (“VIE”). The amendments replace the existing guidance on determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the VIE. In February 2010, the FASB issued ASU 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds, which indefinitely defers the consolidation requirements of ASU 2009-17 for a reporting entity’s interest in an entity that has all the attributes of an investment company or for which it is industry practice to apply the specialized industry accounting guidance for investment companies. The hedge funds and hedge funds of funds managed by HCS qualify for the deferral, and therefore, the Company continues to apply the historical accounting guidance related to the consolidation of VIEs to its investment in such funds. The Company adopted ASU 2009-17 and ASU 2010-10 in the first quarter of 2010, and the adoption of these amendments did not have an impact on our consolidated financial position or results of operations.

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

The following tables provide fair value information related to the Company’s financial assets and liabilities at December 31, 2010 and 2009:

	Assets at Fair Value as of December 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Marketable securities owned:
Equity securities	$23,748	$—	$—	$23,748

Total marketable securities owned	$23,748	$—	$—	$23,748

Other investments:
General partner investment in hedge funds	$—	$23,629	$—	$23,629
General partner investment in funds of funds	—	—	102	102

Total general partner investment in funds	—	23,629	102	23,731
Limited partner investment in private equity fund	—	—	3,063	3,063
Warrants	—	—	532	532
Private equity securities	—	—	11,245	11,245
Interest rate cap	101	—	—	101

Total other investments	$101	$23,629	$14,942	$38,672

(In thousands)	Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Marketable securities owned:
Equity securities	$5,899	$—	$—	$5,899

Total marketable securities owned	$5,899	$—	$—	$5,899

Other investments:
General partner investment in hedge funds	$—	$33,313	$—	$33,313
General partner investment in funds of funds	—	—	2,933	2,933

Total general partner investment in funds	—	33,313	2,933	36,246
Limited partner investment in private equity fund	—	—	2,476	2,476
Limited partner investment in mortgage fund	—	—	1,147	1,147
Investment in NYMT convertible preferred stock	—	—	15,000	15,000
Private equity securities	—	—	2,321	2,321

Total other investments	$—	$33,313	$23,877	$57,190

(In thousands)	Liabilities at Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Marketable securities sold, but not yet purchased	$10,669	$—	$—	$10,669

(In thousands)	Liabilities at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Marketable securities sold, but not yet purchased	$1,047	$—	$—	$1,047

The following tables provide a reconciliation of the beginning and ending balances for the assets at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009:

(In thousands)	Balance as of December 31, 2009	Purchases/ (sales), net		Total gains (losses) - realized and unrealized	Transfers in/(out) of Level 3	Balance as of December 31, 2010	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$2,933	$(2,950)		$119	$—	$102	$119
Limited partner investment in private equity fund	2,476	35		552	—	3,063	552
Limited partner investment in mortgage fund	1,147	(1,210)		63	—	—	—
Investment in NYMT convertible preferred stock	15,000	(15,000	)(1)	—	—	—	—
Warrants	—	—		532	—	532	532
Private equity securities	2,321	6,951		1,973	—	11,245	1,973

Total Level 3 assets	$23,877	$(12,174)		$3,239	$—	$14,942	$3,176

(1)	The shares of NYMT convertible preferred stock held by JMP Group Inc. and HMOP were redeemed at a price per share of $20.00 for a total of $15.0 million on December 31, 2010.

(In thousands)	Balance as of December 31, 2008	Purchases/ (sales), net	Total gains (losses) - realized and unrealized	Transfers in/(out) of Level 3		Balance as of December 31, 2009	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$3,678	$(1,026)	$281	$—		$2,933	$254
Limited partner investment in private equity fund	2,516	(71)	31	—		2,476	63
Limited partner investment in mortgage fund	—	(1,051)	198	2,000	(3)	1,147	115
Investment in NYMT convertible preferred stock	11,687	655 (1)	2,658	—		15,000	2,658
Warrants	307	74	(381)	—		—	—
Private equity securities	—	2,435 (2)	(114)	—		2,321	(114)

Total Level 3 assets	$18,188	$1,016	$2,673	$2,000		$23,877	$2,976

(1)	Investment in NYMT convertible preferred stock held by JMPRT at December 31, 2008 of $7.8 million was removed from the Company’s assets in connection with the transfer of JMPRT assets and liabilities to HMOP effective January 2, 2009. The Company did not consolidate HMOP in its consolidated financial statements from January 2, 2009 through April 30, 2009. Effective May 1, 2009, the Company consolidated HMOP in its consolidated financial statements. As a result, the investment in NYMT convertible preferred stock held by HMOP was added to the Company’s assets at the fair value of $8.5 million as of May 1, 2009 and was included in the Company’s Level 3 assets as of December 31, 2009.
(2)	On July 31, 2009, the Company received 100% of the membership interest in LSC III, LLC (“LSC”) in full satisfaction of a $2.4 million non-revolving credit note. LSC is an investment partnership and owns shares of common and preferred stock of two privately-held companies which had an aggregate fair value of $2.4 million at July 31, 2009. The Company is the sole member of LSC and therefore has a controlling financial interest in LSC. As a result, the Company consolidates LSC in its consolidated financial statements effective July 31, 2009. The two investments owned by LSC were recorded at fair value as of July 31, 2009 and were included in the Company’s Level 3 assets as of December 31, 2009. LSC subsequently changed its name to Harvest Growth Capital LLC and launched on April 1, 2010 as a new private equity fund (see Note 2).
(3)	In the third quarter of 2009, the Company’s limited partner investment in a mortgage fund was transferred from Level 2 to Level 3 within the fair value hierarchy due to reduced observability of the inputs used to value the fund’s underlying investments.

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

Transfers between levels of the fair value hierarchy result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets and are recognized at the beginning of the reporting period in which the event or change in circumstances that caused the transfer occurs.

There were no transfers in/out of Level 1 or Level 2 during the years ended December 31, 2010 and 2009.

There were no transfers in/out of Level 3 during the year ended December 31, 2010. During the year ended December 31, 2009, the Company’s limited partner investment in a mortgage fund was transferred from Level 2 to Level 3 within the fair value hierarchy due to reduced observability of the inputs used to value the fund’s underlying investments. There were no other transfers in/out of Level 3 during the year ended December 31, 2009.

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

Other Investments

On February 13, 2009, the Company entered into a business arrangement with China Merchants Securities Co. (HK), Ltd., a securities brokerage and investment banking firm, through a $2.0 million investment in HuaMei Capital Company, Inc. (“HuaMei”) to expand the Company’s investment banking capabilities in China. Through HuaMei, the Company intends to provide investment banking services to U.S. and Chinese companies seeking to execute cross-border transactions on both sides of the Pacific. HuaMei is a joint venture of China Merchants Securities; MVC Capital, Inc., a publicly traded business development company managed by The Tokarz Group Advisers LLC; and the HuaMei Capital founders. HuaMei has co-chief executive officers from China Merchant Securities Co. (HK), Ltd. and the Company. The Company has appointed its chairman and chief executive officer, Joseph Jolson, to serve on HuaMei’s board of directors. The Company accounts for its investment in HuaMei under the equity method of accounting within other investments on the Consolidated Statements of Financial Condition. In December 2010, the Company redeemed its investment in HuaMei and received $2.0 million in cash, resulting in no gain or loss.

On February 11, 2010, the Company made a $1.5 million investment in Class D Preferred Units of Sanctuary Wealth Services LLC (“Sanctuary”). Sanctuary provides a turnkey platform that will allow independent wealth advisors to establish an independent advisory business without the high startup costs and regulatory hurdles. The Class D Preferred Units entitle the Company to receive a preferred dividend with units that are convertible into equity of Sanctuary at the option of the Company prior to the maturity date, which is three years from the investment date. The Company carries its investment in Sanctuary at cost within other investments on the Consolidated Statements of Financial Condition and evaluates the investment for impairment on a quarterly basis. During the fourth quarter of 2010, the Company determined that its investment in Sanctuary is fully impaired and recorded an impairment loss of $1.5 million, which was included in Principal Transactions on the Consolidated Statements of Operations. The carrying value of the Company’s investment in Sanctuary was zero at December 31, 2010.

In 2008, the Company made a $4.2 million loan to a private commercial mortgage originator in the form of a note and warrants. The loan was recorded net of loan loss reserves of $3.8 million and a deferred loan fee of $0.2 million at December 31, 2009. On February 10, 2010, the loan note was converted into non-voting preferred equity of a newly formed entity which succeeded to the assets of the borrower. As of the conversion date, the Company determined the fair value of both the loan note and the non-voting preferred equity of the newly formed entity to be zero, and therefore, recognized no gain or loss on the conversion. During the year ended December 31, 2010, the Company invested an additional $0.8 million in the newly formed entity for the commencement of a new commercial loan origination program. The Company carries its investment in the newly formed entity at cost within other investments on the Consolidated Statements of Financial Condition and evaluates the investment for impairment on a quarterly basis. In the fourth quarter of 2010, the Company determined its investment in the newly formed entity is impaired and recorded an impairment loss of $0.8 million.

Derivative Financial Instruments

On May 29, 2010, the Company entered into an interest rate cap with City National Bank (the “Lender”) to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the Lender in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the line of credit and term loan to such rate. On July 1, 2010, the Company designated the interest rate cap as a cash flow hedge of the interest rate risk of a total of $26.2 million of outstanding borrowings with the Lender. See Note 9 for the information pertaining to the Company’s borrowing from the Lender.

The interest rate cap is recorded at fair value in other investments on the Consolidated Statements of Financial Condition, with unrealized gains and losses recorded as other comprehensive income. For the year ended December 31, 2010, the Company recorded $68,445 of other comprehensive loss representing unrealized loss on the interest rate cap. In addition, during the year ended December 31, 2010, $5,435 was reclassified from accumulated other comprehensive income into interest expense as amortization of the interest cap.

5. Loans Held for Investment

Loans held for investment at December 31, 2010 is comprised of one loan note and advances on one non-revolving credit note commitment. At December 31, 2009, loans held for investment was comprised of two loan notes and advances on one non-revolving credit note commitment. Given the small size of this loan portfolio segment, the Company reviews credit quality of the loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loan.

Non-Impaired Loans

As of December 31, 2010 and 2009, the Company had a $0.8 million and $1.3 million advance, respectively, on a $1.3 million non-revolving commitment to a public non-traded REIT. The advance currently bears interest at the rate of 20.0% per annum and is due in June 2011. As of December 31, 2010 and December 31, 2009, the Company had no unfunded credit commitments. The Company determined the credit quality of this loan to be high since the borrower has been current on the interest and principal payments due since inception.

The Company also advanced during the year ended December 31, 2008 an aggregate of $3.8 million on a non-revolving credit note commitment with an original aggregate amount of $5.0 million. In July 2009, the non-revolving credit note matured. As of the maturity date, the net carrying value of the credit note was $2.4 million. As permitted by the terms of the credit agreement, at maturity, the borrower conveyed collateral to the Company in full satisfaction of the credit note. The collateral received was the membership interest in LSC III, LLC (see Note 2).

Impaired Loans

The Company had a loan note outstanding at December 31, 2010 which is a participation interest in a loan made by JMPRT to a client during 2007. The loan is collateralized by real estate related assets, and bears interest at the rate of 20.0% per annum, payable monthly in arrears. The principal of the loan was due and payable on December 1, 2007, but was extended until September 2008 for an additional fee at the borrower’s option and in connection with a partial repayment. At December 31, 2008, the outstanding principal balance of $0.8 million was in default and the loan note was deemed impaired and was place on non-accrual status. The Company recorded a loan loss provision of $0.4 million in the third quarter of 2008, $0.1 million in the fourth quarter of 2009 and $0.3 million in the third quarter of 2010. Recovery of the loan is being sought through bankruptcy court proceedings; however, considering the legal cost it expects to incur, the Company believes that any recovery is doubtful. The recorded investment, outstanding principal and related allowance balance of the loan note was $0.8 million at both December 31, 2010 and 2009. No interest income was recorded on this impaired loan for the years ended December 31, 2010 and 2009.

In addition, in the third quarter of 2008, the Company made a $4.2 million loan to a private commercial mortgage originator in the form of a note and warrants. The loan was placed on non-accrual status on April 1, 2009. Accordingly, the interest payments of $0.2 million received subsequent to that date were applied to the principal balance, reducing the outstanding principal balance to $4.0 million at December 31, 2009. At December 31, 2009, the carrying value of the loan was zero, net of loan loss reserves of $3.8 million and a deferred loan fee of $0.2 million. On February 10, 2010, the loan note was converted into non-voting preferred equity of a newly formed entity which succeeded to the assets of the borrower. As of the conversion date, the Company determined the fair value of both the loan note and the non-voting preferred equity of the newly formed entity to be zero, and therefore, recognized no gain or loss on the conversion. The Company carries its investment in the newly formed entity at cost within other investments on the Consolidated Statements of Financial Condition (see Note 4).

The following table presents components of loans held for investment, net on the Consolidated Statements of Financial Condition at December 31, 2010 and December 31, 2009:

(In thousands)	December 31, 2010	December 31, 2009
Loans held for investment	$1,670	$6,057
Allowance for loan losses	(857)	(4,285)
Deferred loan fees	—	(180)

Total loans held for investment, net	$813	$1,592

A summary of the activity in the allowance for loan losses for the year ended December 31, 2010 and 2009 was as follows:

(In thousands)	Year Ended December 31,
	2010	2009
Balance at beginning of period	$(4,285)	$(2,896)
Provision for loan losses	(330)	(1,439)
Loans charged off, net of recoveries	3,758	50

Balance at end of period	$(857)	$(4,285)

The Company determined the fair value of loans held for investment to be $0.8 million and $1.7 million as of December 31, 2010 and December 31, 2009 respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

6. Loans Collateralizing Asset-backed Securities Issued

Loans collateralizing asset-backed securities issued are commercial loans securitized and owned by Cratos CLO. The loans consist of those loans within the CLO securitization structure at the acquisition date of Cratos and loans purchased by the CLO subsequent to the Cratos acquisition date. The following table presents the components of loans collateralizing asset-backed securities issued at December 31, 2010 and 2009:

(In thousands)	December 31, 2010	December 31, 2009
Loans collateralizing asset-backed securities	$453,358	$461,459
Allowance for loan losses	(1,992)	(1,994)
Liquidity discount	(35,594)	(91,544)
Credit discount	(8,558)	(35,105)
Deferred loan fees, net	(6,451)	(4,849)

Total loans collateralizing asset-backed securities, net	$400,763	$327,967

Loans recorded upon the acquisition of Cratos at fair value reflect a liquidity discount and a credit discount. In addition, most loans purchased subsequent to the acquisition were purchased at a discount to their principal value, reflecting deferred loan fees. The tables below summarize the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount and deferred fees for the impaired loans and non-impaired loans as of and for the year ended December 31, 2010:

Impaired loans:

	Year Ended December 31, 2010
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Carrying Value, Net
Balance at beginning of period	$74,369	$(1,581)	$(18,411)	$(35,105)	$19,272
Repayments	(3,365)	—	—	174	(3,191)
Accretion of discount	—	—	836	—	836
Sales and payoff	(29,579)	—	7,314	14,509	(7,756)
Write-off / restructuring	(8,955)	999	—	7,956	—
Transfers to/from non-impaired loans, net	(18,603)	—	7,704	3,908	(6,991)

Balance at end of period	$13,867	$(582)	$(2,557)	$(8,558)	$2,170

Non-impaired loans:

	Year Ended December 31, 2010
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Balance at beginning of period	$387,090	$(413)	$(73,133)	$(4,849)	$308,695
Purchases / funding	344,994	—	—	(5,135)	339,859
Repayments	(69,339)	—	—	—	(69,339)
Accretion of discount	—	—	21,237	1,580	22,817
Provision for loan losses	—	(997)	—	—	(997)
Sales and payoff	(242,918)	—	31,532	1,953	(209,433)
Transfers to/from impaired loans, net	19,664	—	(12,673)	—	6,991

Balance at end of period	$439,491	$(1,410)	$(33,037)	$(6,451)	$398,593

The tables below summarize the activity in the loan principal, liquidity discount, credit discount and deferred fees for the impaired loans and non-impaired loans as of and for the year ended December 31, 2009:

Impaired loans:

	Year Ended December 31, 2009
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Carrying Value, Net
Balance at beginning of period	$—	$—	$—	$—	$—
Cratos acquisitions (April 7, 2009)	96,466	—	(18,599)	(51,493)	26,374
Repayments	(6,761)	494	—	747	(5,520)
Accretion of discount	—	—	2,779	—	2,779
Provision for loan losses	—	(3,969)	—	—	(3,969)
Sales and payoff	(34,158)	1,894	7,331	7,967	(16,966)
Transfers to/from non-impaired loans, net	18,822	—	(9,922)	7,674	16,574

Balance at end of period	$74,369	$(1,581)	$(18,411)	$(35,105)	$19,272

Non-impaired loans:

	Year Ended December 31, 2009
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Balance at beginning of period	$—	$—	$—	$—	$—
Cratos acquisitions (April 7, 2009)	363,702	—	(109,576)	—	254,126
Purchases / funding	162,612	—	—	(6,527)	156,085
Repayments	(47,877)	—	—	—	(47,877)
Accretion of discount	—	—	16,449	967	17,416
Provision for loan losses	—	(413)	—	—	(413)
Sales and payoff	(73,497)	—	18,719	711	(54,067)
Transfers to/from impaired loans, net	(17,850)	—	1,275	—	(16,575)

Balance at end of period	$387,090	$(413)	$(73,133)	$(4,849)	$308,695

Allowance for Loan Losses

The Company maintains an allowance for loan losses that is intended to estimate loan losses inherent in its loan portfolio. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses consists of two components: estimated loan losses for specifically identified loans and estimated loan losses inherent in the remainder of the portfolio. The Company’s loan portfolio consists primarily of loans made to middle market, privately owned companies. Loans made to these companies generally have higher risks compared to larger, publicly traded companies who have greater access to financial resources. Given these considerations, the Company believes that it is necessary to reserve for estimated loan losses inherent in the portfolio.

In determining the required allowance for loan losses inherent in the portfolio, the following factors are considered: 1) the expected loss severity rate for each class of loans, 2) the current Moody’s rating and related probability of default, 3) the existing liquidity discount on the loans and 4) internal loan ratings.

•

Expected loss severity rate for each class of loans: The Company’s loans are classified as either Asset Backed Loan (“ABL”), ABL—stretch, Cash Flow or Enterprise Value. The loss severity given a default is expected to be the least on a conforming ABL loan since the value of the collateral is typically enough to satisfy most of the amount owed. For ABL—stretch loans, the loss severity given a default is expected to be higher than for a conforming ABL loan because of less collateral coverage. For Cash flow loans, the loss severity given a default is expected to be higher than ABL—stretch loans since generally less collateral coverage is provided for this class of loans. For Enterprise Value loans, the loss severity given a default is expected to be the highest, assuming that if the obligor defaults there has probably been a significant loss of enterprise value in the business as well.

•	Moody’s rating and related probability of default: See section entitled Credit Quality of Loans within this footnote.

•

Existing liquidity discount on the loans: For non-impaired loans held at Cratos at the acquisition date, liquidity discount was recorded to reflect the fair value of those loans. To the extent that the liquidity discount on a loan is greater than the component of the general reserve attributable to that loan, that asset is excluded from the general reserve calculation. If the pooled reserve for a loan is greater than its liquidity discount, the amount by which it exceeds the liquidity discount will be included in the pooled reserve calculation.

•	Internal loan ratings: See section entitled Credit Quality of Loans within this footnote.

Based on the above evaluation, the Company recorded general reserves of $1.0 million and $0.4 million during the years ended December 31, 2010 and 2009, respectively, on non-impaired loans.

A summary of the activity in the allowance for loan losses for the years ended December 31, 2010 and 2009 is as follows:

(In thousands)	Year Ended December 31,
	2010	2009
Balance at beginning of period	$(1,994)	$—
Provision for loan losses:
Specific reserve	—	(3,969)
General reserve	(997)	(413)
Reversal due to sale, payoff or restructure of loans	999	2,388

Balance at end of period	$(1,992)	$(1,994)

Impaired Loans

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. There were $13.9 million unpaid principal balance of impaired loans as of December 31, 2010, with allocated specific reserves of $0.6 million and credit discount of $8.6 million. There were $74.4 million unpaid principal balance of impaired loans as of December 31, 2009, with allocated specific reserves of $1.6 million and credit discount of $35.1 million.

The tables below present, by class of loans, certain information pertaining to the impaired loans at December 31, 2010 and 2009 and for the years ended December 31, 2010 and 2009:

	As of December 31, 2010				Year Ended December 31, 2010
(In thousands)	Recorded Investment		Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Cash Flow (CF)	$2,752		$13,867	$582	$7,044	$101	(2)

	$2,752		$13,867	$582	$7,044	$101

	As of December 31, 2009				Year Ended December 31, 2009
(In thousands)	Recorded Investment		Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Cash Flow (CF)	$20,853		$73,830	$1,581	$26,241	$—
Asset Based Loan - Stretch (ABL-S)	—	(1)	539	—	36	142	(2)

	$20,853		$74,369	$1,581	$26,277	$142

(1)	Impaired ABL-S loans at December 31, 2009 had zero recorded investment amount because of the credit discount recorded at the acquisition of Cratos.
(2)	Represents cash interest payments received on impaired loans.

As of December 31, 2010 and 2009, $8.5 million and $26.6 million recorded investment amount of loans collateralizing asset-backed securities issued were individually evaluated for impairment, respectively. As of December 31, 2010 and 2009, $394.5 million and $303.4 million recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment, respectively.

At December 31, 2010 and 2009, the impaired loans included three loans with the aggregated recorded investment balance of $0.6 million and $5.4 million, respectively, whose terms were modified in a troubled debt restructuring (“TDR”). A restructuring is considered a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The creditor may receive an asset from the debtor in a TDR, but the value of the asset received is typically significantly less than the amount of the debt forgiven. For two of the TDR loans, the Company received an equity interest in the debtor as compensation for reducing the loan principal balance. At December 31, 2010 and 2009, there were no remaining commitments to lend additional funds to debtors whose terms have been modified in a TDR.

Non-Accrual Status and Past Due Loans

At December 31, 2010, four loans, all of which were Cash Flow loans, with the aggregate principal amount of $13.9 million and recorded investment amount of $2.8 million were on non-accrual status. At December 31, 2009, nine Cash Flow loans with the aggregate principal amount of $73.8 million and recorded investment amount of $20.8 million as well as one ABL-S loan with the aggregate principal amount of $0.5 million and recorded investment amount of zero were on non-accrual status. The Company did not recognize any interest income for 11 loans with a weighted average loan balance of $37.4 million that were on non-accrual status during the year ended December 31, 2010. The Company did not recognize any interest income for 17 non-accrual status loans with a weighted average loan balance of $95.1 million that were on non-accrual status during the year ended December 31, 2009.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. At December 31, 2010, none of the loans, including non-accrual status loans, were past due. At December 31, 2009, $5.3 million of Cash Flow loans were over 90 days past due. No other loans were past due at December 31, 2009.

Credit Quality of Loans

The Company’s management, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody’s rating, 2) current internal rating and 3) performance. The tables below present, by credit quality indicator, the Company’s recorded investment in loans collateralizing asset-backed securities issued at December 31, 2010 and 2009.

	Cash Flow (CF)		Asset Based Loan (ABL)		Enterprise Value (EV)		Total
	December 31,		December 31,		December 31,		December 31,
(In thousands)	2010	2009	2010	2009	2010	2009	2010	2009
Moody’s rating:
Baa1 - Baa3	$5,750	$6,772	$—	$—	$—	$—	$5,750	$6,772
Ba1 - Ba3	139,351	89,982	—	5,719	—	—	139,351	95,701
B1 - B3	235,394	206,456	6,851	—	1,975	—	244,220	206,456
Caa1 - Caa3	12,865	17,285	—	—	—	—	12,865	17,285
Ca	569	—	—	—	—	—	569	—
C	—	—	—	—	—	—	—	—
D	—	3,747	—	—	—	—	—	3,747

Total:	$393,929	$324,242	$6,851	$5,719	$1,975	$—	$402,755	$329,961

Internal rating:
Performing	$366,522	$260,098	$6,851	$5,719	$1,975	$—	$375,348	$265,817
Moderate	18,895	37,593	—	—	—	—	18,895	37,593
Watchlist	5,839	24,405	—	—	—	—	5,839	24,405
Substandard	2,104	—	—	—	—	—	2,104	—
Non-Accrual	569	2,088	—	—	—	—	569	2,088
Charge Off	—	58	—	—	—	—	—	58

Total:	$393,929	$324,242	$6,851	$5,719	$1,975	$—	$402,755	$329,961

Performance:
Performing	$391,177	$303,389	$6,851	$5,719	$1,975	$—	$400,003	$309,108
Non-performing	2,752	20,853	—	—	—	—	2,752	20,853

Total:	$393,929	$324,242	$6,851	$5,719	$1,975	$—	$402,755	$329,961

The following sets forth the Company’s credit quality indicators:

•

Moody’s Ratings: If there is not already a published rating on one of our loans, the Company engages Moody’s Investors Service (Moody’s) to assign the loan a credit estimate factor/or rating. Moody uses factors such as, but not limited to, the borrower’s leverage, use of proceeds, cash flows, growth rate, industry condition, concentration of risks, EBITDA margins and others factors. The lower the rating a loan carries, the higher the risk. Moody’s publishes a probability of default for each rating class. The higher the loan is rated the less probability there is of a default. The Company updates Moody’s rating assigned to a loan whenever Moody’s changes its published rating for the loan.

•

Internal Ratings: The Internal Rating System is an internal portfolio monitoring mechanism allowing the Company to proactively manage portfolio risk and minimize losses. There are six account rating categories: Performing, Moderate Risk, Watch List, Sub-Standard, Non-Accrual and Charge off. Performing and Moderate Risk indicate lower risks while Non-Accrual and Default indicate higher risks. Internal ratings are updated at least quarterly. The following describes each of the Company’s internal ratings:

Performing	Financial and collateral performance is good with no adverse trends or weakening factors noted. There is sufficient loan liquidity, with positive cash flow. Reporting is accurate and timely.
Moderate Risk	Collateral and financial performance is good; some adverse trends may have begun to develop. There is sufficient loan liquidity, with breakeven or better cash flow. The quality and timeliness of reporting is still sufficient.
Watch List	Negative trends in financial performance, collateral quality and/or reporting accuracy and timeliness. Loan liquidity has begun to deteriorate. Positive cash flow is low and restructuring of capital structure may be required.
Sub-Standard	Negative trends in financial performance, collateral quality and/or reporting accuracy and timeliness. Loan liquidity has deteriorated requiring periodic over advance accommodations. Cash flow is negative and turnaround efforts have been implemented or account may be in bankruptcy. Specific reserve is needed.
Non-Accrual	Probability of a turnaround is doubtful or the account is in liquidation. Recovery of interest is unlikely and principal is doubtful. Specific reserve is needed.
Charge Off	Considered uncollectible and the continuance of full asset value is not warranted. This does not mean that the asset has absolutely no recovery value but a portion of the principal loan, if not all should be written off even though a recovery may be effected in the future.

•	Performance:

Performing	Non-impaired loans
Non-performing	Impaired loans

The Company determined the fair value of loans collateralizing asset-backed securities to be $432.5 million and 374.5 million as of December 31, 2010 and 2009, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

7. Fixed Assets

At December 31, 2010 and 2009, fixed assets consisted of the following:

(In thousands)	December 31, 2010	December 31, 2009
Furniture and fixtures	$1,638	$1,620
Computer and office equipment	4,376	3,771
Leasehold improvements	2,472	2,374
Software	590	540
Less:accumulated depreciation	(7,595)	(6,960)

Total fixed assets, net	$1,481	$1,345

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $0.6 million, $0.7 million and $1.0 million, respectively.

8. Purchased Management Contract

On June 11, 2010, the Company agreed to purchase the collateral management contracts for two collateralized loan obligations, or CLOs, from Princeton Advisory Group, Inc. for up to $5.0 million. The transfers of the contracts were subject to the receipt of certain consents and other conditions. On September 8, 2010, the Company completed the purchase of one of the two management contracts for $3.8 million, and the contract was transferred to JMPCA. However, since a single investor had previously acquired control of the right to transfer the management contract without cause at any time with 90 days’ notice, the Company recorded an impairment charge of $2.8 million for the quarter ended September 30, 2010. The Company has since restructured the transaction to provide the Company with indemnity from the seller in the amount of $2.6 million, which is collateralized by certain assets and $1.0 million in cash. Therefore, the Company determined the initial carrying value of the purchased management contract to be $1.0 million. The Company amortizes the purchased management contract on a straight-line basis over its estimated life of 2.5 years corresponding to the indemnity period through February 2013 and tests it for impairment whenever events or changes in circumstances suggest that the asset’s carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value. For the year ended December 31, 2010, the Company recorded amortization expense of $0.1 million which was offset against the related asset management fee revenue. The carrying value of the purchased management contract was $0.9 million, net of accumulated amortization of $0.1 million, as of December 31, 2010.

The Company has not been given notice that the management contract will be transferred to another manager and, as long as JMPCA remains the manager, it will continue to earn management fees from the CLO. During the fourth quarter of 2010, the Company was released from the obligation to purchase the second CLO management contract from Princeton Advisory Group, Inc.

9. Note Payable

Note payable consists of the revolving (through December 31, 2010) and term loans related to the Company’s credit facility with City National Bank (the “Lender”) entered into on August 3, 2006.

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

The Third Amendment converted the Company’s outstanding revolving loans of $8.7 million into a single term loan as of December 31, 2008. The term loan is being repaid in equal quarterly payments of $0.4 million which commenced on March 31, 2009 and continues through December 31, 2013 and bears interest at LIBOR plus 2.25%. The Third Amendment also provided that of the original $30.0 million revolving line of credit, $21.0 million remained available under the revolving portion of the Credit Agreement and the annual interest rate provisions of the Credit Agreement were increased from the prime rate minus 1.25% to the prime rate and from LIBOR plus 1.25% to LIBOR plus 2.25%. The Lender agreed to continue to provide revolving loans of up to $21.0 million through December 31, 2010, on which date the then existing revolving loans convert into term loans.

During the first and second quarter of 2009, the Company drew down $2.1 million on the revolving line of credit to fund the HuaMei investment and $4.0 million to fund the purchase of Cratos, respectively. The $4.0 million drawn down to fund the purchase of Cratos was repaid during the second quarter of 2009. In addition, the Company made scheduled repayments in the aggregate amount of $1.7 million on the term loan during 2009.

During the second and third quarter of 2010, the Company drew down $5.0 million and $13.9 million, respectively, increasing the outstanding balance of the revolving loan to $21.0 million. On December 31, 2010, pursuant to the provisions of the Third Amendment, the outstanding revolving loan of $21.0 million was converted into a single term loan which will fully mature on December 31, 2013.

The Company had two term loans with the aggregate outstanding principal amount of $26.2 million at December 31, 2010. The Company had a revolving loan of $2.1 million and a term loan of $6.9 million outstanding at December 31, 2009.

The Company had no undrawn amount under the revolving line of credit with the Lender at December 31, 2010 and an undrawn amount of $18.9 million at December 31, 2009. Each draw bears interest at LIBOR plus 2.25%. The following table shows the repayment schedules for the principal portion of the term loans at December 31, 2010:

The following table shows the repayment schedules for the principal portion of the term loans at December 31, 2010:

(In thousands)	December 31, 2010
2011	$8,736
2012	8,736
2013	8,737
2014	—
2015	—
Thereafter	—

$26,209

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the facility, which would permit the bank to terminate our note and require the immediate repayment of any outstanding principal and interest. The Third Amendment modified the financial covenants in the Credit Agreement to remove both the minimum requirement of Net Income (as defined in the Credit Agreement) and the minimum requirement of EBITDA (as defined in the Credit Agreement). The Third Amendment also removed the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) and added a new financial covenant regarding the Company’s liquidity. At December 31, 2010, the Company was in compliance with the loan covenants. The term loan is collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

On May 29, 2010 the Company entered into an interest rate cap with the Lender to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the counterparty in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the line of credit and term loan to such rate. The cap had an initial notional principal amount of $27.1 million, indexed to LIBOR and amortizes in accordance with the amortization of the revolving line of credit and term loan. The notional principal amount of the cap was $26.2 million at December 31, 2010. See Note 4 for additional information on the interest rate cap.

10. Asset-backed Securities Issued

On May 17, 2007, Cratos CLO completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization and obtained $455.0 million of third-party financing. The Notes will be repaid from the cash flows generated by the loan portfolio owned by the CLO. The Notes were issued in seven separate classes as set forth in the table below. The Company owns approximately 94.0% of the unsecured subordinated notes and $13.8 million of Class C, D and E notes. These unsecured subordinated notes and the

Class C, D and E notes owned by the Company are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at December 31, 2010 and 2009.

(In millions)	As of December 31, 2010
	Notes Originally Issued	Outstanding Principal Balance	Liquidity Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody’s / S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$315.8	$(28.3)	$287.5	0.26% – 0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	(7.1)	22.9	0.50%	Aa2/AA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	(16.9)	18.1	1.10%	Baa1/A
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	(16.7)	17.3	2.40%	Ba1/BBB
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	(16.0)	14.0	5.00%	B3/CCC-

Total secured notes sold to investors	$455.0	$444.8	$(85.0)	$359.8
Unsecured subordinated notes due 2021	45.0	45.0	(39.9)	5.1

Total notes for the CLO I offering	$500.0	$489.8	$(124.9)	$364.9
Consolidation elimination	N/A	(58.8)	45.2	(13.5)

Total asset-backed securities issued	N/A	$431.0	$(79.7)	$351.3

(in millions)	As of December 31, 2009
	Notes Originally Issued	Outstanding Principal Balance	Liquidity Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody’s/ S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$319.2	$(38.3)	$280.9	0.26% – 0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	(9.6)	20.4	0.50%	Aa2/AA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	(22.8)	12.2	1.10%	Baa1/A
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	(22.5)	11.5	2.40%	Ba1/BBB
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	(21.4)	8.6	5.00%	B3/BB

Total secured notes sold to investors	$455.0	$448.2	$(114.6)	$333.6
Unsecured subordinated notes due 2021	45.0	45.0	(39.9)	5.1

Total notes for the CLO I offering	$500.0	$493.2	$(154.5)	$338.7
Consolidation elimination	N/A	(58.8)	46.7	(12.1)

Total asset-backed securities issued	N/A	$434.4	$(107.8)	$326.6

(1)	These ratings are unaudited and were the current ratings as of December 31, 2010 and are subject to change from time to time.

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and will not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available therefore under the applicable payment priority provisions. As of December 31, 2010, all interest on the secured notes was current. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. The CLO is also required to pay a commitment fee of 0.18% on the unused portion of the funding commitments of the Class A-1 notes. As of December 31, 2010, all of the Class A-1 notes were drawn. The secured notes are secured by the CLO loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests. Total interest expense related to the asset-backed securities issued for the years ended December 31, 2010 and 2009 was $32.9 million and $25.2 million, respectively, which comprised cash coupon of $4.7 million and $4.6 million, respectively, and liquidity discount amortization of $28.2 million and $20.6 million, respectively As of both December 31, 2010 and December 31, 2009, accrued interest payable on the Notes was $0.5 million.

The Notes recorded upon the acquisition of Cratos at fair value reflect a liquidity discount. The activity in the note principal and liquidity discount for the years ended December 31, 2010 and 2009 comprised the following:

(In thousands)	Year Ended December 31, 2010
	Principal	Liquidity Discount	Net
Balance at beginning of period	$434,478	$(107,846)	$326,632
Repayments	(3,475)	—	(3,475)
Sales	—	—	—
Amortization of discount	—	28,165	28,165

Balance at end of period	$431,003	$(79,681)	$351,322

(In thousands)	Year Ended December 31, 2009
	Principal	Liquidity Discount	Net
Balance at beginning of period	$—	$—	$—
Cratos acquisitions (April 7, 2009)	440,950	(124,437)	316,513
Repayments	(6,762)	—	(6,762)
Post-acquisition purchases (1)	(4,760)	—	(4,760)
Sales	5,050	(4,054)	996
Amortization of discount	—	20,645	20,645

Balance at end of period	$434,478	$(107,846)	$326,632

(1)	In May and July 2009, the Company repurchased in the open market $0.8 million and $4.0 million of face value, respectively, of the ABS issued at a discount resulting in a gain of $4.2 million.

The Company determined the fair value of asset-backed securities issued to be $379.2 million and $361.1 million as of December 31, 2010 and 2009, respectively.

11. Stockholders’ Equity

Common Stock

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

The Company’s board of directors declared a quarterly cash dividend of $0.01 per share of common stock in March 2010 and $0.015 per share of common stock in May, August and November 2010. Those dividends were paid in April, June, September and December 2010 for the fourth quarter of 2009, the first, second and third quarter of 2010, respectively. The Company does not pay dividends on unvested shares of restricted stock.

Stock Repurchase Program

The Company’s board of directors authorized in August and November 2007 a 1.5 million share repurchase program, which was fully executed as of January 18, 2008. On March 10, 2008 and March 3, 2009, the Company’s board of directors authorized the repurchase of an additional 2.0 million shares during the subsequent eighteen months and the repurchase of an additional 0.5 million shares during the subsequent twelve months, respectively. On May 4, 2010, with 0.6 million shares remaining under prior authorizations the Company’s board of directors authorized the repurchase of an additional 1.0 million shares during the subsequent eighteen months. During the year ended December 31, 2010 and 2009, the Company repurchased 1,205,991 and 716,528 shares, respectively, of the Company’s common stock at an average price of $6.91 per share and $7.54 per share, respectively, for an aggregate purchase price of $8.3 million and $5.4 million, respectively. Of the total shares repurchased during the year ended December 31, 2010 and 2009, 394,005 shares and 689,428 shares, respectively, were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company. As of December 31, 2010, 481,003 shares remain available to be repurchased under the repurchase program.

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

Stock Options

Prior to the Company’s initial public offering, JMP Group LLC, then a multi-member Delaware limited liability company, issued options to purchase its membership interests to certain employees. In connection with the Company’s initial public offering and related reorganization of JMP Group LLC, all outstanding options to purchase membership interests in JMP Group LLC were exchanged into options to purchase the Company’s common stock.

The following table summarizes the stock option activity for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010		2009		2008
	Shares Subject to Option	Weighted Average Exercise Price	Shares Subject to Option	Weighted Average Exercise Price	Shares Subject to Option	Weighted Average Exercise Price

Balance, beginning of year	1,938,315	$11.28	2,086,990	$11.40	2,384,890	$11.47
Granted	—	—	—	—	—	—
Exercised	—	—	(8,325)	10.00	—	—
Forfeited	—	—	(6,475)	10.00	(31,450)	10.00
Expired	(137,750)	12.00	(133,875)	13.17	(266,450)	12.20

Balance, end of period	1,800,565	$11.23	1,938,315	$11.28	2,086,990	$11.40

Options exercisable at end of period	1,800,565	$11.23	1,925,815	$11.28	1,826,393	$11.56

The following table summarizes the stock options outstanding as well as stock options vested and exercisable as of December 31, 2010 and 2009:

	As of December 31, 2010
	Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.00 – $12.50	1,800,565	3.98	$11.23	$—	1,800,565	3.98	$11.23	$—

	As of December 31, 2009
	Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.00 – $12.50	1,938,315	4.93	$11.28	$—	1,925,815	4.94	$11.28	$—

The Company recognizes stock-based compensation expense for stock options over the graded vesting period of the options using the accelerated attribution method. The Company recognized compensation expense related to stock options of $3,231, $18,229 and $38,729 for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, there was no unrecognized compensation expense related to stock options.

During the year ended December 31, 2009, 8,325 shares of stock options were exercised with the aggregate intrinsic value of $7,926. There were no stock options exercised during the years ended December 31, 2010 and 2008. As a result, the Company did not recognize any current income tax benefits from exercise of stock options during these periods.

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

On February 4, 2010, the Company granted 886,761 RSUs to certain employees for long term incentive purposes. These units have Company performance-based vesting conditions and will vest when the Company performance target set for such RSUs is met. The maximum aggregate fair value of this grant, assuming the highest level of performance conditions is probable, was $7.2 million based on the market value of the underlying stock on grant date. In the fourth quarter of 2010, the vesting of approximately 56.3% of these performance-based RSUs became probable based on the Company’s operating results for the year ended December 31, 2010. The Company recorded $3.8 million of compensation expense relating to such RSU in the quarter ended December 31, 2010.

On February 16, 2010, as a part of the 2009 annual compensation program, the Company granted 131,341 restricted shares to certain employees. These shares vested immediately with a two-year restricted period during which the holders are subject to non-competition, non-solicitation and certain other covenants. Fifty-percent of such holders’ shares were released from restriction on December 31, 2010 and the remaining shares will be released on December 31, 2011.

During the quarter end March 31, 2010, the Company granted 11,160 RSUs in connection with its hiring initiatives. These units have individual performance-based vesting conditions and will vest when such conditions are met.

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

On August 3, 2010 and December 15, 2010, the Company granted 56,818 RSUs and 7,022 RSUs to the Company’s independent directors, respectively. One-half of these units vested immediately and the remaining units will vest on the first anniversary.

During the quarter ended September 30, 2010, the Company granted 52,273 RSUs shares in connection with its hiring initiatives. These RSUs will vest on the second or third anniversary of employment commencement or upon meeting the individual performance target.

The following table summarizes the RSU activity for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010		2009		2008
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, beginning of year	1,392,551	$9.59	2,265,292	$8.94	1,943,336	$10.30
Granted	1,014,034	7.82	987,948	4.77	1,669,477	5.84
Vested	(641,124)	9.82	(1,684,585)	6.03	(1,022,062)	6.26
Forfeited	(135,435)	8.10	(176,104)	8.38	(325,459)	9.55

Balance, end of period	1,630,026	$8.10	1,392,551	$9.59	2,265,292	$8.94

The aggregate fair value of RSUs vested during the years ended December 31, 2010, 2009 and 2008 was $4.6million, $13.1 million and $5.0 million, respectively. The income tax benefits realized from the vested RSUs were $2.7 million, $4.2 million and $2.1 million, respectively.

The Company recognizes compensation expense over a graded vesting period using the accelerated attribution method. For the years ended December 31, 2010, 2009 and 2008, the Company recorded compensation expense related to RSUs of $7.6 million, $9.7 million and $11.1 million, respectively. Included in these amounts were expenses related to RSUs awarded in connection with the initial public offering of $2.6 million, $3.2 million and $3.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. The remaining expenses were related to RSUs awarded after the initial public offering. For the year ended December 31, 2010, the compensation expense related to RSUs awarded after the initial public offering included $3.8 million recognized on the probable vesting of 56.3% of the performance-based RSUs granted on February 4, 2010 described above. For the years ended December 31, 2009 and 2008, the compensation expense related to RSUs awarded after the initial public offering included additional compensation expense of $4.7 million and $2.6 million, respectively, related to the accelerated vesting of RSUs on November 2, 2009 and December 22, 2008, respectively, described above.

For the years ended December 31, 2010, 2009 and 2008, the Company recognized income tax benefits of $3.1 million, $4.0 million and $4.0 million, respectively, related to the compensation expense recognized for RSUs. As of December 31, 2010 and 2009, there was $0.9 million and 4.7 million, respectively, of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.52 years and 1.43 years, respectively.

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

The computations of basic and diluted net income (loss) per share and basic and diluted net income (loss) per unit for the years ended December 31, 2010, 2009 and 2008 are shown in the table below:

(In thousands, except per share data)	Year Ended December 31,
	2010	2009	2008
Numerator:
Net income (loss)	$8,861	$10,810	$(10,647)

Denominator:
Basic weighted average shares outstanding	21,646	20,791	20,211
Effect of potential dilutive securities:
Restricted stock units	750	1,346	—

Diluted weighted average shares outstanding	22,396	22,137	20,211

Net income (loss) per share
Basic	$0.41	$0.52	$(0.53)
Diluted	$0.40	$0.49	$(0.53)

Stock options to purchase 1,857,083, 2,013,151 and 2,242,828 shares of common stock for the years ended December 31, 2010, 2009 and 2008 were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common units or diluted weighted-average common shares outstanding.

Restricted stock units for 6,293, 0 and 3,285,568 shares of common stock for the years ended December 31, 2010, 2009 and 2008 were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

14. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the United States Internal Revenue Service. There were no contributions by the Company during the years ended December 31, 2010, 2009 and 2008.

15. Income Taxes

The Company recognizes deferred tax assets and liabilities based upon the temporary differences between the financial reporting and tax bases of the Company’s assets and liabilities. Valuation allowances are established when necessary to reduce the deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

Prior to the Company’s initial public offering, all income and losses of JMP Group LLC were reportable by its individual members in accordance with the Internal Revenue Code of the United States. JMP Holdings Inc., being a C-corporation from its inception in August 2004, was subject to U.S. federal and state income taxes on its taxable income and accounted for income taxes in its separate financial statements. In connection with the initial public offering, JMP Group Inc. (formerly JMP Holdings Inc.) succeeded to the business of JMP Group LLC. JMP Group Inc. is subject to U.S. federal and state income taxes on all taxable income earned subsequent to May 15, 2007 by JMP Group LLC and its subsidiaries. Upon the change of tax status of JMP Group LLC from a partnership to a wholly-owned disregarded entity of the Company, the Company recognized a one-time tax benefit of $4.1 million in connection with the establishment of net deferred tax items of $10.2 million. For the year ended December 31, 2008, the Company recorded a total tax benefit of $5.7 million which included a benefit adjustment of $0.4 million to the $4.1 million one-time tax benefit recorded in 2007.

The components of the Company’s income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 is as follows:

(In thousands)	Year Ended December 31,
	2010	2009	2008
Federal	$1,829	$362	$1,988
State	1,070	323	523

Total current income tax expense	2,899	685	2,511
Federal	5,409	5,845	(6,469)
State	731	1,133	(1,743)

Total deferred income tax expense (benefit)	6,140	6,978	(8,212)

Total income tax expense (benefit)	$9,039	$7,663	$(5,701)

A reconciliation of the statutory U.S. federal income tax rate to the effective tax rate for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year Ended December 31,
	2010	2009	2008
Tax at federal statutory tax rate	35.00%	35.00%	35.00%
State income tax, net of federal tax benefit	5.75%	5.75%	5.75%
Adjustment for permanent items	0.67%	-1.85%	-0.26%

Rate before one-time events	41.42%	38.90%	40.49%
Deferred tax asset written off related to options and RSUs	—	—	-5.14%
Adjustment for prior year taxes	3.98%	-0.39%	-1.21%
Deferred tax recognized upon JMP Group LLC’s tax status change	—	—	2.16%
Additional state income tax expense for JMP Credit	-0.74%	—	—
Income tax expense of JMPRT (1)	—	—	-1.43%
California state enterprise zone tax credit	-1.06%	-0.69%	—
New York state tax amendment	0.06%	—	—
Adjustment to deferred tax recognized on JMP Credit contingent consideration	—	-0.09%	—
HCS interest in partnerships adjustments	—	-0.07%	—

Effective tax rate	43.66%	37.66%	34.87%

(1)	JMPRT was not consolidated for tax reporting purposes and filed its own federal and state tax returns.

As of December 31, 2010 and 2009, the components of deferred tax assets and liabilities are as follows:

(In thousands)	December 31, 2010	December 31, 2009
Deferred tax assets:
Accrued compensation and related expenses	$9,960	$5,550
Equity based compensation	4,991	4,572
Depreciation and amortization	185	298
Reserves and allowances	2,699	3,199
Net unrealized capital losses	(922)	425
Interest in HMOP/JMPRT (1)	—	(619)
Interest on loans on non-accrual status	642	1,751
Liquidity discount at JMP Credit	14,105	36,000
Other	883	323

Total deferred tax aseests	32,543	51,499
Deferred tax liabilities:
Investments in partnerships	(2,063)	(2,630)
Repurchase of asset-backed securities issued (Note 10)	(1,647)	(1,647)
Liquidity discount at JMP Credit	(32,467)	(43,943)

Total deferred tax liabilities	(36,177)	(48,220)
Valuation allowance	—	—

Net deferred tax assets (liabilities)	$(3,634)	$3,279

(1)	HMOP and JMPRT were consolidated for financial reporting purposes but not consolidated for tax reporting purposes.

The Company determined that a valuation allowance against deferred tax assets was not necessary as of December 31, 2010 and 2009 based on the assessment of future ordinary income and capital gains and that the deferred tax assets will, more-likely-than-not, be realized.

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

16. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts and New York under various operating leases. Rental expense for the years ended December 31, 2010, 2009 and 2008 was $2.7 million, $2.5 million and, $1.9 million, respectively.

The California, Chicago and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

(In thousands)	December 31, 2010
2011	$2,936
2012	1,321
2013	1,412
2014	1,624
2015	1,650
Thereafter	3,703

$12,646

In connection with its underwriting activities, JMP Securities enters into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. At December 31, 2010 and 2009, JMP Securities had no open underwriting commitments.

The marketable securities owned and the restricted cash as well as the cash held by the clearing broker, may be used to maintain margin requirements. At December 31, 2010 and December 31, 2009, the Company had $255,336 of cash on deposit with JMP Securities’ clearing broker. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. As of December 31, 2010 and 2009, the Company had unfunded commitments of zero and $3.4 million in the Corporate Credit segment, respectively.

17. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $29.7 and $45.3 million, which were $28.7 million and $43.7 million in excess of the required net capital of $1.0 million and $1.6 million at December 31, 2010 and 2009, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.39 to 1 and 0.26 to 1 at December 31, 2010 and 2009, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

18. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships and offshore investment companies. The Company also owns an investment in most of these entities. As of December 31, 2010 and 2009, the aggregate fair value of the Company’s investments in these entities was $33.7 million and $55.5 million, respectively, which consisted of general partner investments in hedge funds of $23.6 million and $33.3 million, respectively, general partner investments in hedge funds of funds of $0.1 million and $2.9 million, respectively, and an investment in NYMT common stock of $10.0 million and $19.3 million, respectively. Base management fees earned from these entities were $8.8 million, $8.5 million and $5.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Also, the Company earned incentive fees of $2.9 million, $11.6 million, $6.0 million from these entities for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, the Company had incentive fees receivable from these entities of $0.8 million and $2.6 million, respectively.

19. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at December 31, 2010 had settled with no resulting material liability to the Company. For the years ended December 31, 2010, 2009 and 2008, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of December 31, 2010.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. As of December 31, 2010, the Company had standby letters of credit of $0.4 million in the Corporate Credit segment. As of December 31, 2009, the Company had unfunded commitments of $3.4 million and standby letters of credit of $1.8 million in the Corporate Credit segment.

22. Business Segments

The Company’s business results are categorized into the following three business segments: Broker-Dealer, Asset Management and Corporate Credit. The Broker-Dealer segment includes a broad range of services, such as underwriting and acting as a placement agent for public and private capital raising transactions and financial advisory services in M&A, restructuring and other strategic transactions. The Broker-Dealer segment also includes institutional brokerage services and equity research services to our institutional investor clients. The Asset Management segment includes the management of a broad range of pooled investment vehicles, including the Company’s hedge funds, hedge funds of funds, as well as the Company’s principal investments in public and private securities. The Corporate Credit segment includes the management of collateralized loan obligations and certain principal investments through JMP Capital.

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

The Company’s segment information for the years ended December 31, 2010, 2009 and 2008 was prepared using the following methodology:

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

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

	Year Ended December 31,
(In thousands)	2010	2009	2008
Broker-Dealer
Net revenues after provision for loan losses	$77,672	$83,181	$62,251
Non-interest expenses	83,915	84,009	75,821

Segment income (loss) before income tax expense	$(6,243)	$(828)	$(13,570)

Segment assets	$101,682	$84,810	$86,418
Asset Management
Net revenues after provision for loan losses	$16,415	$32,202	$12,793
Non-interest expenses	15,450	29,499	14,214

Segment income (loss) before income tax expense	$965	$2,703	$(1,421)

Segment assets	$71,934	$74,174	$61,403
Corporate Credit
Net revenues after provision for loan losses	$50,615	$34,101	$(1,932)
Non-interest expenses	24,632	15,631	(77)

Segment income before income tax expense	$25,983	$18,470	$(1,855)

Segment assets	$464,236	$415,737	$5,025
Consolidated Entity
Net revenues after provision for loan losses	$144,702	$149,484	$73,112
Non-interest expenses	123,997	129,139	89,958

Income before income tax expense	$20,705	$20,345	$(16,846)

Total assets	$637,852	$574,721	$152,846

23. Summarized financial information for equity method investments

The tables below present summarized financial information of the hedge funds which the Company accounts for under the equity method. The financial information below represents 100% of the net assets, net realized and unrealized gains (losses) and net investment income (loss) of such hedge funds as of the dates and for the periods indicated.

	December 31, 2010	December 31, 2009
(In thousands)	Net Assets	Net Assets
Harvest Opportunity Partners II	$70,622	$73,895
Harvest Small Cap Partners	270,498	336,083
Harvest Consumer Partners	8,702	12,117
Harvest Technology Partners	26,029	22,395
Harvest Global Select Partners	—	5,559
Harvest Diversified Partners	31,413	—

	Year Ended December 31,
	2010		2009		2008
(In thousands)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II	$5,210	$(1,349)	$19,818	$(909)	$(3,517)	$1,559
Harvest Small Cap Partners	1,927	(11,940)	62,827	(14,836)	39,579	(6,958)
Harvest Consumer Partners (1)	123	(236)	2,248	(149)	132	(49)
Harvest Technology Partners (1)	713	(586)	4,305	(328)	445	(25)
Harvest Global Select Partners	739	(99)	591	(189)	—	—
Harvest Diversified Partners	2,296	(665)	—	—	—	—

(1)	HTP and HCP were consolidated subsidiaries through July 31, 2008 and through November 30, 2008, respectively. HTP and HCP were deconsolidated effective August 1, 2008 and December 1, 2008, respectively, and were equity-method investments at December 31, 2008. As such, the Company included HTP and HCP in the above table for the years ended December 31, 2008, 2009 and 2010.

24. Subsequent Events

On January 31, 2011, the Company granted 921,876 RSUs to certain employees for long term incentive purposes. These units have Company performance-based vesting conditions and will vest when the Company performance target set for such RSUs is met. The maximum aggregate fair value of this grant, assuming the highest level of performance conditions is probable, was $6.9 million based on the market value of the underlying stock on grant date.

On February 16, 2011, as a part of the 2010 annual compensation program, the Company granted 42,869 restricted shares to certain employees. These shares vested immediately with a two-year restricted period during which the holders are subject to non-competition, non-solicitation and certain other covenants. Fifty-percent of such holders’ shares will be released from restriction on each of December 31, 2011 and 2012. The aggregate fair value of this grant was $0.4 million, and the fair value per share was based on the market value of the underlying stock on grant date.

Effective February 23, 2011, the Company changed its clearing broker from Penson Financial Services Inc. to J.P. Morgan Clearing Corp. The arrangements with the new clearing broker are consistent those with the previous clearing broker, including the indemnification agreement described in Note 19. The change of the clearing broker did not impact the Company’s financial position or results of operations.

On March 1, 2011, the Company’s board of directors declared a cash dividend of $0.20 per share of common stock for the fourth quarter of 2010 to be paid on April 1, 2011 to common shareholders of record on March 18, 2011.

25. Selected Quarterly Financial Data (Unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2010 and 2009. These quarterly results were prepared in accordance with GAAP and reflect all adjustments that are in the opinion of management, necessary for a fair statement of the results.

(In thousands, except per share data)	Three Months Ended December 31, 2010	Three Months Ended September 30, 2010	Three Months Ended June 30, 2010	Three Months Ended March 31, 2010
Total net revenues after provision for loan losses	$43,957	$32,681	$42,846	$25,218

Non-interest expenses:
Compensation and benefits	30,234	19,361	30,592	15,521
Other expenses	6,121	8,741	7,138	6,289

Total non-interest expenses	36,355	28,102	37,730	21,810

Income before income tax expense	7,602	4,579	5,116	3,408
Income tax expense	3,575	1,943	2,133	1,388

Net income	4,027	2,636	2,983	2,020
Less: Net income attributable to the noncontrolling interest	500	1,205	798	302

Net income attributable to JMP Group Inc.	3,527	1,431	2,185	1,718

Net income attributable to JMP Group Inc. per common share:
Basic	$0.16	$0.07	$0.10	$0.08
Diluted	$0.16	$0.06	$0.10	$0.08

(In thousands, except per share data)	Three Months Ended December 31, 2009	Three Months Ended September 30, 2009	Three Months Ended June 30, 2009	Three Months Ended March 31, 2009
Total net revenues after provision for loan losses	$46,093	$41,719	$37,475	$24,197

Non-interest expenses:
Compensation and benefits	34,330	29,308	22,740	18,801
Other expenses	6,427	5,851	6,374	5,309

Total non-interest expenses	40,757	35,159	29,114	24,110

Income before income tax expense	5,336	6,560	8,361	87
Income tax expense	1,171	2,879	3,560	52

Net income	4,165	3,681	4,801	35
Less: Net income attributable to the noncontrolling interest	644	712	515	1

Net income attributable to JMP Group Inc.	3,521	2,969	4,286	34

Net income attributable to JMP Group Inc. per common share:
Basic	$0.17	$0.14	$0.21	$0.00
Diluted	$0.16	$0.13	$0.20	$0.00

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management report on internal control over financial reporting is contained in Part II, Item 8 of this annual report on Form 10-K and is incorporated herein by reference.

Item 9B.	Other Information

Director Appointment and Resignation.

On March 7, 2011, Mr. Jonathan M. Orszag was appointed to the Board of Directors of the Company (the “Board”). In connection with Mr. Orszag’s appointment to the Board, he will receive compensation from the Company pursuant to its annual compensation arrangements for non-employee directors consisting of $25,000 per year of service in restricted stock under the JMP Group Inc. 2007 Equity Incentive Plan. Mr. Orszag will receive a grant of $50,000 worth of restricted stock which will be priced as of the closing price on March 7, 2011 and vest fifty percent (50.0%) on grant and fifty percent (50.0%) on the first anniversary of grant provided that Mr. Orszag remains a director at such anniversary.

On March 7, 2011, Mr. Harris Barton resigned from the Board to pursue other interests and not due to any disagreement with the Company on any matter related to the Company’s operations, policies or practices. Mr. David DiPietro was appointed to the Company’s Corporate Governance and Nominations Committee and was granted an additional $20,000 in restricted stock as of March 7, 2011 which will be priced as of the closing price on March 7, 2011 and vest fifty percent (50.0%) on grant and fifty percent (50.0%) on the first anniversary of grant provided that Mr. DiPietro remains a Committee member at such anniversary.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the sections of our Proxy Statement for the 2011 Annual Meeting of Stockholders, captioned “Board of Directors,” “Compensation of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which is incorporated herein by reference.

Item 11.	Executive Compensation

Information with respect to this item will be contained in the sections of our Proxy Statement for the 2011 Annual Meeting of Stockholders, captioned “Executive Compensation” which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item will be contained in the sections of our Proxy Statement for the 2011 Annual Meeting of Stockholders, captioned “Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item will be contained in the sections of our Proxy Statement for the 2011 Annual Meeting of Stockholders, captioned “Related Party Transactions” and “Director Independence” which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to this item will be contained in the sections of our Proxy Statement for the 2011 Annual Meeting of Stockholders, captioned “Fees Paid to Independent Registered Public Accounting Firm” which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Form 10-K:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Form 10-K are listed below. The required financial statements appear on pages 86 through 93 herein. In addition, pursuant to Exchange Act Rule 12b-23, the Company incorporates the financial statements and supplementary data of New York Mortgage Trust, Inc. by reference to Exhibit 99.1 filed with this Form 10-K.

2.	Financial Statement Schedules

Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements.

3.	Exhibits

See the Exhibit Index beginning on page 140 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 7, 2011

JMP Group Inc.
Registrant

By:	/S/ JOSEPH A. JOLSON
Joseph A. Jolson
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 7, 2011

Signature	Title

/S/ JOSEPH A. JOLSON Joseph A. Jolson	Director, Chairman and Chief Executive Officer (principal executive officer)

/S/ RAYMOND S. JACKSON Raymond S. Jackson	Chief Financial Officer (principal financial and accounting officer)

/S/ CRAIG R. JOHNSON Craig R. Johnson	Vice Chairman

/S/ HARRIS S. BARTON Harris S. Barton	Director

/S/ DAVID M. DIPIETRO David M. DiPietro	Director

/S/ KENNETH M. KARMIN Kenneth M. Karmin	Director

/S/ MARK L. LEHMANN Mark L. Lehmann	Director

/S/ H. MARK LUNENBURG H. Mark Lunenburg	Director

/S/ CARTER D. MACK Carter D. Mack	Director

/S/ GLENN H. TONGUE Glenn H. Tongue	Director

EXHIBIT INDEX

Exhibit Number	Description
2.1	Reorganization and Exchange Agreement (incorporated by reference to Exhibit 2.1 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

2.2	Cratos Purchase Agreement dated March 31, 2009 (incorporated by reference to Exhibit to the Registrant’s quarterly report with respect to the quarter ended June 30, 2009 on Form 10-Q filed on August 6, 2009).

3.1	Fourth Amended and Restated Certificate of Incorporation of JMP Group Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2007 on Form 10-Q filed on June 21, 2007).

3.2	Amended and Restated Bylaws of JMP Group Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2007 on Form 10-Q filed on June 21, 2007).

4.1	Form of Certificate Representing Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on April 19, 2007).

10.1	Amendment Number Three to Credit Agreement, dated As of December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on January 7, 2009).

10.1.1	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1.1 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.2	Form of Partners’ Exchange Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.3	Credit Agreement Dated August 3, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on March 27, 2007).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on March 27, 2007).

10.8	Lease Agreement, Dated December 18, 2003 (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.8.1	First Amendment Letter to Lease Dated May 10, 2004 (incorporated by reference to Exhibit 10.8.1 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on April 19, 2007).

10.9	Sublease, Dated December 18, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.9.1	Consent to Sublease, Dated December 18, 2003 (incorporated by reference to Exhibit 10.9.1 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.9.2	Letter Amendment to Consent to Sublease, Dated May 10, 2004 (incorporated by reference to Exhibit 10.9.2 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.10	JMP Group Inc. 2007 Senior Executive Bonus Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on April 19, 2007).

10.11	JMP Group LLC 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.12	Form of Stock Pledge Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.13	JMP Group 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on April 19, 2007).

Exhibit Number	Description
10.13.1	Notice of Restricted Stock Unit Agreement (Principal Portion of Award) (incorporated by reference to Exhibit 10.13.1 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2008 on Form 10-Q filed May 9, 2008).

10.13.2	Notice of Restricted Stock Unit Agreement (Discount Portion of Award) (incorporated by reference to Exhibit 10.13.2 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2008 on Form 10-Q filed May 9, 2008).

10.13.3	Notice of Restricted Stock Unit Agreement (Four-Year Cliff) (incorporated by reference to Exhibit 10.13.3 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2008 on Form 10-Q filed May 9, 2008).

10.13.4	Form of 2008 Compensation Program Election Form and Participation Agreement (incorporated by reference to Exhibit 10.13.4 to the Registrant’s Current Report on Form 8-K filed February 5, 2009).

10.13.5	Form of Restricted Stock Bonus Award Agreement (incorporated by reference to Exhibit 10.13.4 to the Registrant’s Current Report on Form 8-K filed February 5, 2009).

10.15	Amendment Number Two to Credit Agreement (CNB) (incorporated by reference to Exhibit 10.15 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2008 on Form 10-Q filed May 9, 2008).

10.16	Amendment Number One to Credit Agreement (CNB) (incorporated by reference to Exhibit 10.16 to the Registrant’s annual report on Form 10-K filed on March 9, 2010).

10.17	Summary of Compensation Arrangements with Executive Officers, Dated March 3, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed on May 8, 2009).

10.18	Summary of Performance Goals under the 2007 Senior Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed on August 10, 2007).

10.19	Form of Tax Identification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed May 8, 2007).

10.20	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.13.6 to the Registrant’s quarterly report on Form 10-Q filed on May 6, 2010).

10.20.1	Amendment Number Four to Credit Agreement, Dated January 28, 2010 (incorporated by reference to Exhibit 10.17 to the Registrant’s quarterly report on Form 10-Q filed on May 6, 2010).

21*	List of Subsidiaries of JMP Group Inc.

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of Deloitte & Touche LLP

23.3*	Consent of Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Financial statements and supplementary data of New York Mortgage Trust, Inc. as of December 31, 2010 and 2009 and for the years then ended.

99.2*	Financial statements and supplementary data of New York Mortgage Trust, Inc. as of December 31, 2008 and for the year then ended.

*	Filed herewith