Form 10-Q
period 2011-03-31
JMP Group Inc.
filed 2011-05-05
CIK 1383803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2011 was 22,083,967.

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

JMP Group Inc.

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$54,885	$71,114
Restricted cash and deposits (includes cash on deposit with clearing broker of $255 at March 31, 2011 and December 31, 2010)	32,262	47,718
Receivable from clearing broker	1,645	1,331
Investment banking fees receivable, net of allowance for doubtful accounts of $0 at March 31, 2011 and December 31, 2010	14,044	9,764
Marketable securities owned, at fair value	23,571	23,748
Incentive fee receivable	740	763
Other investments (of which $44,618 and $38,672 at fair value at March 31, 2011 and December 31, 2010, respectively)	44,648	38,702
Loans held for investment, net of allowance for loan losses	663	813
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	416,905	400,763
Interest receivable	1,162	1,163
Fixed assets, net	1,877	1,481
Deferred tax assets	29,205	32,507
Other assets	4,547	7,998

Total assets	$626,154	$637,865

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$10,714	$10,669
Accrued compensation	17,033	37,424
Asset-backed securities issued	358,621	351,322
Interest payable	525	570
Note payable	25,774	26,209
Deferred tax liability	33,180	36,176
Other liabilities	32,573	33,443

Total liabilities	478,420	495,813

Commitments and Contingencies
JMP Group Inc. Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,083,967 and 22,069,741 shares issued at March 31, 2011 and December 31, 2010, respectively; 22,083,967 and
21,737,367 shares outstanding at March 31, 2011 and December 31, 2010, respectively	22	22
Additional paid-in capital	125,007	128,151
Treasury stock, at cost, 0 and 332,374 shares at March 31, 2011 and December 31, 2010, respectively	—	(2,210)
Accumulated other comprehensive loss	(55)	(63)
Retained earnings	7,792	4,696

Total JMP Group Inc. stockholders’ equity	132,766	130,596
Noncontrolling Interest	14,968	11,456

Total equity	147,734	142,052

Total liabilities and equity	$626,154	$637,865

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Financial Condition - (Continued)

(Unaudited)

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated VIE included in total assets and total liabilities above:

	March 31, 2011	December 31, 2010
Restricted cash	$18,868	$23,821
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	416,905	400,763
Interest receivable	1,161	1,162
Deferred tax assets	12,741	15,685
Other assets	61	41

Total assets of consolidated VIE	$449,736	$441,472

Asset-backed securities issued	$358,621	$351,322
Interest payable	492	545
Deferred tax liability	31,136	34,110
Other liabilities	797	379

Total liabilities of consolidated VIE	$391,046	$386,356

The asset-backed securities issued by the VIE are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, the assets of the VIE can only be used to settle the obligations of the VIE.

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenues
Investment banking	$20,225	$5,469
Brokerage	6,285	7,670
Asset management fees	3,153	2,891
Principal transactions	3,630	1,421
Gain on sale and payoff of loans	6,771	3,479
Net dividend income	250	616
Other income	828	498

Non-interest revenues	41,142	22,044

Interest income	10,620	11,578
Interest expense	(8,640)	(8,240)

Net interest income	1,980	3,338

Provision for loan losses	(220)	(164)

Total net revenues after provision for loan losses	42,902	25,218

Non-interest Expenses
Compensation and benefits	28,231	15,521
Administration	1,070	1,022
Brokerage, clearing and exchange fees	1,098	1,352
Travel and business development	670	920
Communications and technology	921	1,073
Occupancy	665	651
Professional fees	708	975
Depreciation	158	168
Impairment loss on purchased management contract	700	—
Other	104	128

Total non-interest expenses	34,325	21,810

Income before income tax expense	8,577	3,408
Income tax expense	2,483	1,388

Net income	6,094	2,020
Less: Net income attributable to noncontrolling interest	2,556	302

Net income attributable to JMP Group Inc.	$3,538	$1,718

Net income attributable to JMP Group Inc. per common share:
Basic	$0.16	$0.08
Diluted	$0.15	$0.08
Dividends declared per common share	$0.02	$0.01
Weighted average common shares outstanding:
Basic	21,843	21,612
Diluted	22,836	22,484

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

(In thousands)

	JMP Group Inc. Stockholders’ Equity
	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Comprehensive Income	Total Equity
	Shares	Amount
Balance, December 31, 2010	22,070	$22	$(2,210)	$128,151	$4,696	$(63)	$11,456	$33,206	$142,052
Net income	—	—	—	—	3,538	—	2,556	6,094	6,094
Additonal paid-in capital - stock-based compensation	—	—	—	(3,742)	—	—	—	—	(3,742)
Additonal paid-in capital - excess tax benefit related to stock-based compensation	—	—	—	53	—	—	—	—	53
Cash dividends paid to shareholders	—	—	—	—	(442)	—	—	—	(442)
Purchases of shares of common stock for treasury	—	—	(1,821)	—	—	—	—	—	(1,821)
Reissuance of shares of common stock from treasury	—	—	4,031	431	—	—	—	—	4,462
Common stock issued	14	—	—	114	—	—	—	—	114
Disrributions to noncontrolling interest holders	—	—	—	—	—	—	(685)	—	(685)
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	8	—	8	8
Capital contributions from noncontrolling interest holders	—	—	—	—	—	—	1,641	—	1,641

Balance, March 31, 2011	22,084	$22	$—	$125,007	$7,792	$(55)	$14,968	$39,308	$147,734

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$6,094	$2,020
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	220	164
Accretion of deferred loan fees	(428)	(388)
Amortization of liquidity discount, net	2,992	1,249
Gain on sale and payoff of loans	(6,771)	(3,479)
Change in other investments:
Fair value	(3,418)	(674)
Incentive fees reinvested in general partnership interests	(137)	(300)
Impairment loss on purchased management contract	700	—
Depreciation and amortization of fixed assets	158	168
Stock-based compensation expense	457	903
Deferred income taxes	306	1,343
Net change in operating assets and liabilities:
Decrease in interest receivable	1	40
(Increase) decrease in receivables	(4,634)	2,349
Decrease (Increase) in marketable securities	177	(15,184)
Decrease (increase) in restricted cash (excluding restricted cash reserved for lending activities), deposits and other assets	11,865	(14,595)
Decrease in marketable securities sold, but not yet purchased	45	11,173
Decrease in interest payable	(45)	(36)
Decrease in accrued compensation and other liabilities	(20,883)	(36,679)

Net cash used in operating activities	(13,301)	(51,926)

Cash flows from investing activities:
Purchases of fixed assets	(554)	(236)
Purchases of other investments	(2,903)	(16,691)
Sales of other investments	2,171	21,280
Funding of loans collateralizing asset-backed securities issued	(90,524)	(67,540)
Sale and payoff of loans collateralizing asset-backed securities issued	78,846	34,186
Principal receipts on loans collateralizing asset-backed securities issued	6,821	26,858
Principal receipts on loans held for investment	150	75
Net change in restricted cash reserved for lending activities	4,842	10,597

Net cash (used in) provided by investing activities	(1,151)	8,529

JMP Group Inc.

Consolidated Statements of Cash Flows - (Continued)

(Unaudited)

(In thousands)

Cash flows from financing activities:
Repayment of note payable	(435)	—
Repayment of asset-backed securities issued	—	(3,475)
Cash dividends paid to stockholders	(442)	(217)
Purchases of shares of common stock for treasury	(1,821)	(790)
Capital contributions of noncontrolling interest holders	1,553	—
Distributions to noncontrolling interest shareholders	(685)	—
Excess tax benefit related to stock-based compensation	53	(98)

Net cash used in financing activities	(1,777)	(4,580)

Net decrease in cash and cash equivalents	(16,229)	(47,977)
Cash and cash equivalents, beginning of period	71,114	75,680

Cash and cash equivalents, end of period	$54,885	$27,703

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,330	$1,216
Cash paid during the period for taxes	$1,653	$650
Non-cash investing and financing activities:
Reissuance of shares of common stock from treasury related to vesting of restricted stock units and exercises of stock options	$4,031	$1,168

See accompanying notes to consolidated financial statements.

JMP GROUP INC.

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

1. Organization and Description of Business

JMP Group Inc., together with its subsidiaries (collectively, the “Company”), is an independent investment banking and asset management firm headquartered in San Francisco, California. JMP Group Inc. completed its initial public offering on May 16, 2007, and also completed a corporate reorganization (the “Reorganization”), which is described in greater detail in the Registration Statement on Form S-1 (File No. 333-140689) (the “Registration Statement”) filed with the Securities and Exchange Commission (“SEC”) in connection with the initial public offering. The Company conducts its brokerage business through JMP Securities LLC (“JMP Securities”), its asset management business through Harvest Capital Strategies LLC (“HCS”), its corporate credit business through JMP Credit Corporation (“JMP Credit”) and JMP Credit Advisors LLC (“JMPCA”), and certain principal investments through JMP Capital LLC (“JMP Capital”). All of the above entities are wholly-owned subsidiaries. JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to, customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. Effective April 7, 2009, through its majority-owned subsidiary JMP Credit, the Company completed the acquisition of 100% of the membership interests of Cratos Capital Partners, LLC (changed its name to JMP Credit Advisors LLC on July 12, 2010) and its subsidiaries, including Cratos Capital Management, LLC (which collectively, “Cratos”), a manager of collateralized loan obligations (“CLO”), together with certain securities of Cratos CLO I, Ltd. (“Cratos CLO”). See Note 2 for further details regarding the ownership of Cratos CLO.

2. Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements and related notes are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2010. These consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities, HCS, JMP Capital, JMP Credit, JMPCA, and the partially-owned subsidiary Harvest Growth Capital LLC (“HGC”) (effective April 1, 2010). All material intercompany accounts and transactions have been eliminated in consolidation.

Harvest Mortgage Opportunities Partners (“HMOP”) had been consolidated from May 1, 2009 through December 31, 2010. On December 31, 2010, HMOP was liquidated, with all of its partners redeeming their interests as of that date. The assets of HMOP were distributed to its partners in January 2011.

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

Noncontrolling interest on the consolidated statements of financial condition at March 31, 2011 and December 31, 2010 relate to the interest of third parties in Cratos CLO and HGC, partially-owned subsidiaries consolidated in our financial statements. On August 6, 2010, the Company and individual employee security holders (the “Unitholders”) of JMP Credit entered into an Exchange Agreement providing for, among other things, an offer to buy the minority interest units and shares in JMP Credit held by the Unitholders in exchange for a combination of (i) restricted common stock of the Company par value $.001 per share, (ii) cash and (iii) certain Cratos CLO subordinated notes. In connection with the Exchange Agreement, the Company issued an aggregate of 381,310 shares of restricted stock and transferred 109 subordinated notes to the Unitholders and the Company received all the remaining units and shares of JMP Credit that it did not previously own. The restricted stock and the Cratos CLO notes are subject to limitations on transfer and repurchase rights of the Company in the event of certain terminations of the Unitholder’s employment with the Company or its affiliates through June 1, 2013. As a result of this transaction, the Company’s ownership of JMP Credit increased from approximately 93% to 100% and the Company’s ownership of Cratos CLO decreased from 100% to approximately 94% effective August 6, 2010.

JMP Realty Trust (“JMPRT”) was a real estate investment trust that was formed in June 2006. As of December 31, 2008, the Company owned 49.5% of JMPRT and certain employees owned 20.1%. Because of its ownership and management position, the Company consolidated JMPRT and recorded a noncontrolling interest through December 31, 2008. On January 2, 2009, all of the assets and liabilities within JMPRT were transferred to HMOP, a hedge fund managed by HCS. HMOP was a Delaware limited partnership organized for the purposes of investing in real estate-related assets which may include investments in residential or commercial mortgages or loans, real estate and other assets, loans and participation in loans of all types, other specialty mortgage products, and securities. HCS was the general partner of HMOP. Because of substantive kick-out rights, the Company, as the general partner, did not control HMOP and therefore did not consolidate HMOP from January 2, 2009 through April 30, 2009. During the quarter ended June 30, 2009, several non-affiliated limited partners redeemed their interest in HMOP, and the remaining limited partners were no longer deemed to have substantive kick-out rights. As a result, the Company consolidated HMOP in its consolidated financial statements effective May 1, 2009. HMOP was liquidated on December 31, 2010, with all of its partners redeeming their interests as of that date. The assets of HMOP were distributed to its partners in January 2011.

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

On January 18, 2008, JMP Group Inc. and certain unconsolidated affiliates made an investment in Series A Cumulative Redeemable Convertible preferred stock of New York Mortgage Trust, Inc. (“NYMT”), a publicly traded real estate investment trust engaged in the investment management of mortgage-backed securities and high credit quality residential adjustable rate mortgage loans. Such investment by JMP Group Inc. and affiliated entities was $20.0 million in total, comprised of $5.0 million by JMP Group Inc., $5.0 million by certain funds managed by HCS, and $10.0 million by JMPRT. JMPRT’s investment in NYMT was transferred to HMOP on January 2, 2009. In addition, JMP Group Inc. invested $4.5 million in the common stock of NYMT on February 14, 2008 via a private investment in public equity (“PIPE”) transaction. At December 31, 2010, JMP Group Inc. owned approximately 15.2% of NYMT’s common stock. The Series A Preferred Stock was convertible into shares of NYMT’s common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 1/2) shares of common stock for each share of Series A Cumulative Redeemable Convertible preferred stock. The Series A Cumulative Redeemable Convertible preferred stock was scheduled to mature on December 31, 2010, at which time any outstanding shares must be redeemed by NYMT at the $20.00 per share liquidation preference. We also entered into an advisory agreement between HCS and NYMT to manage certain non-agency assets. The advisory agreement was terminated effective July 26, 2010 upon execution of an amended and restated advisory agreement between HCS and NYMT. Under the amended advisory agreement, HCS manages certain assets of NYMT, which are subject to the base advisory fee and incentive fee calculations, and receives an annual consulting fee equal to $1.0 million. On December 31, 2010, all of the 1.0 million shares of Series A Cumulative Redeemable Convertible preferred stock of NYMT owned by JMP Group Inc. and certain of its affiliates were redeemed at a price per share of $20.00 for a total of $20.0 million. Under the amended advisory agreement, in order to maintain certain rights under the agreement we have a minimum $10.0 million of investment commitment in NYMT’s common stock, subject to certain adjustments for variations in NYMT’s stock price subsequent to the effective date of the agreement. At March 31, 2011, we had an investment in NYMT’s common stock of $10.1 million which represented 15.2% of NYMT’s outstanding shares of common stock. Because of its current ownership and management position, the Company does not consolidate NYMT.

Revision to 2010 Consolidated Financial Statements

In preparing the consolidated financial statements for the quarter ended March 31, 2011, the Company discovered an error that impacted the company’s previously issued consolidated financial statements for the second quarter of 2010, the third quarter of 2010 and for the year ended December 31, 2010. The net after tax effect of this error together with errors previously identified, was an understatement of net income of $0.7 million for the year ended December 31, 2010 ($31,000 for the second quarter of 2010, $384,000 for the third quarter of 2010 and $327,000 for the fourth quarter of 2010). The adjustments were primarily related to the newly identified error, a difference in the determination of taxable income, causing a $0.6 million impact to income tax expense for the year ended December 31, 2010 ($31,000 for the second quarter of 2010, $397,000 for the third quarter of 2010 and $148,000 for the fourth quarter of 2010). The Company evaluated these errors and concluded that they did not, individually or in the aggregate, result in a material misstatement of the company’s previously issued consolidated financial statements. However, the Company also concluded that the effect of correcting the errors in the first quarter of 2011 would have been misleading to the users of the financial statements for the quarter ended March 31, 2011 and expected results for the year ended December 31, 2011. Accordingly, the Company has determined to revise, in this report and future filings, its previously reported Consolidated Statements of Financial Condition as of June 30, 2010, September 30, 2010 and December 31, 2010 and its Consolidated Statements of Operations and Changes in Equity for the periods ended June 30, 2010, September 30, 2010 and December 31, 2010 to adjust for these errors. As the above mentioned errors did not impact the period ended March 31, 2010, there are no changes to the financial statements as of and for the period ended March 31, 2010, as originally filed. The effect of this revision had no impact on our Consolidated Statement of Cash Flows.

A summary of the revisions to the Consolidated Financial Statements as of June 30, 2010, September 30, 2010 and December 31, 2010 is as follows:

	As Previously Reported	Adjustment	As Revised
(In thousands, except per common share data)

Consolidated Statements of Operation

	For the Three Months Ended June 30, 2010
Income tax expense	$2,133	$(31)	$2,102
Net income	2,983	31	3,014
Net income attributable to JMP Group Inc.	2,185	31	2,216
Net income attributable to JMP Group Inc. per common share:
Basic	$0.10	—	$0.10
Diluted	$0.10	—	$0.10

	For the Six Months Ended June 30, 2010
Income tax expense	$3,522	$(31)	$3,491
Net income	5,003	31	5,034
Net income attributable to JMP Group Inc.	3,903	31	3,934
Net income attributable to JMP Group Inc. per common share:
Basic	$0.18	—	$0.18
Diluted	$0.17	0.01	$0.18

Consolidated Statements of Financial Condition

	As of June 30, 2010
Deferred tax assets	$41,994	$31	$42,025
Total assets	580,836	31	580,867
Retained earnings	2,203	31	2,234
Total JMP Group Inc. stockholders’ equity	121,276	31	121,307
Total equity	131,541	31	131,572
Total liabilities and equity	580,836	31	580,867

Consolidated Statements of Changes in Equity

	For the Six Months Ended June 30, 2010
Net income attributable to JMP Group Inc.	$3,903	$31	$3,934
Retained Earnings- Balance, June 30, 2010	2,203	31	2,234

	As Previously Reported	Adjustment	As Revised
(In thousands, except per common share data)

Consolidated Statements of Operation

	For the Three Months Ended September 30, 2010
Interest income	$11,525	$(23)	$11,502
Net interest income	2,986	(23)	2,963
Total net revenues after provision for loan losses	32,681	(23)	32,658
Income before income tax expense	4,579	(23)	4,556
Income tax expense	1,943	(407)	1,536
Net income	2,636	384	3,020
Net income attributable to JMP Group Inc.	1,431	384	1,815
Net income attributable to JMP Group Inc. per common share:
Basic	$0.07	0.01	$0.08
Diluted	$0.06	0.02	$0.08

	For the Nine Months Ended September 30, 2010
Interest income	$36,106	$(23)	$36,083
Net interest income	11,017	(23)	10,994
Total net revenues after provision for loan losses	100,745	(23)	100,722
Income before income tax expense	13,103	(23)	13,080
Income tax expense	5,464	(438)	5,026
Net income	7,639	415	8,054
Net income attributable to JMP Group Inc.	5,334	415	5,749
Net income attributable to JMP Group Inc. per common share:
Basic	$0.25	0.02	$0.27
Diluted	$0.24	0.02	$0.26

Consolidated Statements of Financial Condition

	As of September 30, 2010
Deferred tax assets	$37,727	$438	$38,165
Total assets	603,303	438	603,741
Other liabilities	28,289	23	28,312
Total liabilities	470,779	23	470,802
Retained earnings	753	415	1,168
Total JMP Group Inc. stockholders’ equity	122,124	415	122,539
Total equity	132,524	415	132,939
Total liabilities and equity	603,303	438	603,741

Consolidated Statements of Changes in Equity

	For the Nine Months Ended September 30, 2010
Net income attributable to JMP Group Inc.	$5,334	$415	$5,749
Retained Earnings - Balance, September 30, 2010	753	415	1,168

	As Previously Reported	Adjustment	As Revised
(In thousands, except per common share data)

Consolidated Statements of Operation

	For the Year Ended December 31, 2010
Investment banking revenues	$45,519	$58	$45,577
Non-interest revenues	134,507	58	134,565
Interest income	45,209	(47)	45,162
Net interest income	11,522	(47)	11,475
Total net revenues after provision for loan losses	144,702	11	144,713
Travel and business development	3,401	46	3,447
Administration	5,767	(15)	5,752
Professional fees	3,380	(300)	3,080
Total non-interest expenses	123,997	(269)	123,728
Income before income tax expense	20,705	280	20,985
Income tax expense	9,039	(462)	8,577
Net income	11,666	742	12,408
Net income attributable to JMP Group Inc.	8,861	742	9,603
Net income attributable to JMP Group Inc. per common share:
Basic	$0.41	0.03	$0.44
Diluted	$0.40	0.03	$0.43

Consolidated Statements of Financial Condition

	As of December 31, 2010
Investment banking fees receivable	$9,706	$58	$9,764
Deferred tax assets	32,542	(35)	32,507
Other assets	8,008	(10)	7,998
Total assets	637,852	13	637,865
Other liabilities	34,172	(729)	33,443
Total liabilities	496,542	(729)	495,813
Retained earnings	3,954	742	4,696
Total JMP Group Inc. stockholders’ equity	129,854	742	130,596
Total equity	141,310	742	142,052
Total liabilities and equity	637,852	13	637,865

Consolidated Statements of Changes in Equity

	For the Year Ended December 31, 2010
Net income attributable to JMP Group Inc.	$8,861	$742	$9,603
Retained Earnings - Balance, December 31, 2010	3,954	742	4,696

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

Asset Management Fees

Asset management fees for hedge funds, funds of funds and private equity funds consist of base management fees and incentive fees. The Company recognizes base management fees on a monthly basis over the period in which the investment services are performed. Base management fees earned by the Company are generally based on the fair value of assets under management and the fee schedule for each fund and account. Base management fees for hedge funds and hedge funds of funds are calculated at the investor level using their quarter-beginning capital balance adjusted for any contributions or withdrawals. Base management fees for private equity funds are calculated at the investor level using their aggregate capital commitments during the commitment period, which is generally three years from first closing, and on invested capital following the commitment period. The Company also earns incentive fees for hedge funds and hedge funds of funds that are based upon the performance of investment funds and accounts. Such fees are either a specified percentage of the total investment return of a fund or account or a percentage of the excess of an investment return over a specified highwater mark or hurdle rate over a defined performance period. For most funds, the highwater mark is calculated using the greatest value of a partner’s capital account as of the end of any performance period, increased for contributions and decreased for withdrawals. Incentive fees are recognized as revenue at the end of the specified performance period. The performance period used to determine the incentive fee is quarterly for the hedge funds and NYMT, and annually for the hedge funds of funds managed by HCS. Generally the incentive fees are reinvested in the investment funds in which we hold a general partner investment. The incentive fees are not subject to any contingent repayments to investors or any other claw back arrangements. Incentive fees for private equity funds are based on a specified percentage of realized gains from the disposition of each portfolio investment in which each investor participates, and are earned by the Company after returning contributions by the investors for that portfolio investment and for all other portfolio investments in which each such investor participates that have been disposed of at the time of distribution.

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

Principal Transactions

Principal transaction revenues include realized and unrealized net gains and losses resulting from our principal investments in equity and other securities for the Company’s account and in equity-linked warrants received from certain investment banking assignments, as well as limited partner investments in private funds managed by third parties, our investment in NYMT and interest rate cap. Unrealized gain (loss) on interest rate cap was recorded in principal transaction revenues through June 30, 2010. Effective July 1, 2010, such gain (loss) is recorded in other comprehensive income (loss). See Note 4 and Note 9 for more information on the interest rate cap. Principal transaction revenues also include earnings (or losses) attributable to investment partnership interests held by our asset management subsidiary, HCS, which are accounted for using the equity method of accounting. Principal transaction revenues also include unrealized gains and losses on the private equity securities owned by HGC, a private equity fund managed by HCS which is consolidated in our financial statements, as well as unrealized gains and losses on the investments in private companies sponsored by HCS and JMP Capital.

The Company’s principal transaction revenues for these categories for the three month periods ended March 31, 2011 and 2010 are as follows:

(In thousands)	Three Months Ended March 31,
	2011	2010
Equity and other securities	$3,174	$1,343
Warrants and other investments	122	218
Investment partnerships	334	(140)

Total principal transaction revenues	$3,630	$1,421

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

Restricted cash consisted of the following at March 31, 2011 and December 31, 2010:

(In thousands)	March 31, 2011	December 31, 2010
Principal and interest payments held as collateral for asset-backed securities issued	$18,465	$23,442
Cash collateral supporting standby letters of credit	403	379
Cash collateral supporting indemnity agreement (Note 8)	1,000	1,000
Proceeds from short sales	10,714	10,669
Cash distributions payable to noncontrolling interest holders	—	10,514
Deposit with clearing broker	255	255
Deposits for operating leases	1,425	1,459

	$32,262	$47,718

Receivable from Clearing Broker

The Company clears customer transactions through another broker-dealer on a fully disclosed basis. At both March 31, 2011 and December 31, 2010, the receivable from clearing broker consisted solely of commissions related to securities transactions.

Investment Banking Fees Receivable

Investment banking fees receivable include receivables relating to the Company’s investment banking or advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis. The allowance for doubtful accounts related to investment banking fees receivable were zero at both March 31, 2011 and December 31, 2010.

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

Marketable securities owned, other investments at fair value and marketable securities sold, but not yet purchased are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item principal transactions in the accompanying Consolidated Statements of Operations.

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

Also included in other investments are warrants on public and private common stock, private equity securities owned by HGC and JMP Capital, investments in private companies sponsored by HCS and JMP Capital and an interest rate cap derivative instrument. The warrants on public and private common stock are generally received as a result of investment banking transactions. Such warrants are fair valued at the date of issuance and marked-to-market as of each reporting period using the Black-Scholes Options Valuation methodology. The fair value of the private equity securities owned by HGC and JMP Capital is determined by the Company using comparable public company metrics discounted for private company market illiquidity. The interest rate cap derivative instrument fair value is determined from counterparty price quotations. The investments in private companies sponsored by HCS and JMP Capital are carried at cost and evaluated for impairment on a quarterly basis.

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

The Company received dividends of $0.3 million and $0.6 million during the three months ended March 31, 2011and 2010 respectively, on NYMT stock, which were recorded in net dividend income on our Consolidated Statements of Operations. For both quarters ended March 31, 2011 and 2010, the Company recorded unrealized gain of $0.2 million on the investments in NYMT. The unrealized gains and losses on our investments in NYMT are reported in principal transactions in the Consolidated Statements of Operations.

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

Loans

Accounting guidance requires that the Company present and disclose certain information about its financing receivables by portfolio segment and/or by class of receivables. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine the allowance for credit losses. A class of financing receivables is defined as the level of information (below a portfolio segment) that enables a reader to understand the nature and extent of exposure to credit risk arising from financing receivables. The Company’s portfolio segments are loans held for investment and loans collateralizing asset-backed securities issued. We have treated the loans held for investments segment as a single class given the small size of the loan portfolio. The classes within the loans collateralizing asset-backed securities issued portfolio segment are Asset Backed Loan (“ABL”), ABL – stretch, Cash Flow and Enterprise Value.

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

The Company provides an allowance for loans that are considered impaired. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral securing the loan if the loan is collateral dependent, depending on the circumstances and the Company’s collection strategy. For those loans held by Cratos at the date of acquisition by JMP Credit, and deemed impaired at that date or a subsequent date, allowance for loan losses is calculated considering two further factors. For loans deemed impaired at the date of acquisition, if there is a further decline in expected future cash flows, the reduction is recognized as a specific reserve in accordance with the guidance above. For those loans deemed impaired subsequent to the acquisition date, if the net realizable value is lower than the current carrying value, then the carrying value is reduced and the difference is booked as provision for loan losses. If the total discount from unpaid principal balance to carrying value is larger than the expected loss at the date of assessment, no provision for loan losses is recognized.

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

Purchased Management Contract

Purchased management contract relates to the CLO contract the Company purchased from Princeton Advisory Group, Inc. on September 8, 2010 (see Note 8) and is included in other assets on the Consolidated Statements of Financial Condition. The purchased management contract is amortized over its estimated life. The Company tests the purchased management contract for impairment whenever events or changes in circumstances suggest that the asset’s carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value (See Note 8).

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

3. Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. In April 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2011-02, which amends the accounting guidance for troubled debt restructurings. The new standard provides additional guidance for creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The standard sets the effective dates for troubled debt restructuring disclosures required by recent guidance on credit quality disclosures. The standard is effective for interim and annual periods beginning on or after June 15, 2011, and is to be applied retrospectively to modifications occurring on or after the beginning of the annual period of adoption. For purposes of measuring impairments of receivables that are considered impaired as a result of applying the new guidance, the standard should be applied prospectively for the interim or annual period beginning on or after June 15, 2011. The adoption ASU 2011-02 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. In January 2010, the FASB issued ASU 2010-06 which provides amendments to ASC Subtopic 820-10 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements and (4) the transfers between Levels 1, 2, and 3. ASU 2010-06 is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity on a gross basis which is effective for annual periods beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the standard in the first quarter of 2010, except for the additional disclosures related to the Level 3 activity, which the Company adopted in the first quarter of 2011. The Company’s adoption of ASU 2010-06 did not have an impact on our consolidated financial position or results of operations.

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

Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as U.S. listed and OTC equity securities, all of which are carried at fair value.

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

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. A description of the valuation techniques utilized for the fair value of the financial instruments in this category is as follows:

•	General partner investment in funds of funds and limited partner investment in mortgage and private equity fund: determined by net asset value provided by third party general partners;

•	Warrants: determined by the Company using the Black-Scholes Options Valuation model; and

•	Private equity securities: HGC and JMP Capital investment in private companies, determined by the Company using comparable public company metrics discounted for private company market illiquidity.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as “Level 3.”

The following tables provide fair value information related to the Company’s financial assets and liabilities at March 31, 2011 and December 31, 2010:

	Assets at Fair Value as of
	March 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Marketable securities owned:
Equity securities	$23,571	$—	$—	$23,571

Total marketable securities owned	$23,571	$—	$—	$23,571

Other investments:
General partner investment in hedge funds	$—	$25,584	$—	$25,584
General partner investment in funds of funds	—	—	106	106

Total general partner investment in funds	—	25,584	106	25,690
Limited partner investment in private equity fund	—	—	3,220	3,220
Warrants	—	—	805	805
Private equity securities	—	2,659	12,149	14,808
Interest rate cap	95	—	—	95

Total other investments	$95	$28,243	$16,280	$44,618

	Assets at Fair Value as of
	December 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Marketable securities owned:
Equity securities	$23,478	$—	$—	$23,478

Total marketable securities owned	$23,478	$—	$—	$23,478

Other investments:
General partner investment in hedge funds	$—	$23,629	$—	$23,629
General partner investment in funds of funds	—	—	102	102

Total general partner investment in funds	—	23,629	102	23,731
Limited partner investment in private equity fund	—	—	3,063	3,063
Warrants	—	—	532	532
Private equity securities	—	—	11,245	11,245
Interest rate cap	101	—	—	101

Total other investments	$101	$23,629	$14,942	$38,672

	Liabilities at Fair Value as of
	March 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Marketable securities sold, but not yet purchased	$10,714	$—	$—	$10,714

	Liabilities at Fair Value as of
	December 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Marketable securities sold, but not yet purchased	$10,669	$—	$—	$10,669

The tables below provide a reconciliation of the beginning and ending balances for the assets at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010.

(In thousands)	Balance as of December 31, 2010	Purchases	Sales	Total gains (losses) - realized and unrealized included in earnings	Total gains (losses) - realized and unrealized included in other comprehensive income	Transfers in/(out) of Level 3	Balance as of March 31, 2011	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$102	$—	$—	$4	$—	$—	$106	$4
Limited partner investment in private equity fund	3,063	—	—	157	—	—	3,220	157
Warrants	532	15	—	258	—	—	805	258
Private equity securities	11,245	1,388	—	1,934	—	(2,418)	12,149	1,934

Total Level 3 assets	$14,942	$1,403	$—	$2,353	$—	$(2,418)	$16,280	$2,353

(In thousands)	Balance as of December 31, 2009	Purchases	Sales	Total gains (losses) - realized and unrealized included in earnings	Total gains (losses) - realized and unrealized included in other comprehensive income	Transfers in/(out) of Level 3	Balance as of March 31, 2010	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$2,933	$—	—	$85	$—	$—	$3,018	$85
Limited partner investment in private equity fund	2,476	41	(50)	77	—	—	2,544	77
Limited partner investment in mortgage fund	1,147	—	(712)	149	—	—	584	—
Investment in NYMT convertible preferred stock	15,000	—	—	—	—	—	15,000	—
Warrants	—	—	—	233	—	—	233	233
Private equity securities	2,321	—	—	369	—	—	2,690	369

Total Level 3 assets	$23,877	$41	(762)	$913	$—	$—	$24,069	$764

Purchases and sales of Level 3 assets shown above were either purchased or sold during the period. The amounts were recorded at fair value at the date of the transaction.

Total gains and losses included in earnings (or changes in net assets) represent the total gains and/or losses (realized and unrealized) recorded for the Level 3 assets and are reported in Principal Transactions in the accompanying Consolidated Statements of Operations.

Transfers between levels of the fair value hierarchy result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets and are recognized at the beginning of the reporting period in which the event or change in circumstances that caused the transfer occurs.

There were no transfers in/out of Level 1 during the three months ended March 31, 2011 and 2010. There was a transfer into Level 2 from Level 3 of $2.4 million for the three months ended March 31, 2011 as a result of the observability of fair value associated with the equity securities. There were no transfers in/out of Level 2 during the three months ended March 31, 2010. In addition, there were no other transfers in/out of Level 3 during the three months ended March 31, 2011 and 2010.

The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to Level 3 assets still held at the end of the period are reported in Principal Transactions in the accompanying Consolidated Statements of Operations.

Included in other investments are investments in partnerships in which one of the Company’s subsidiaries is the investment manager and general partner. The Company accounts for these investments using the equity method as described in Note 2. The Company’s share of those investments is included in the tables above. In addition, other investments include warrants, and two investments in funds managed by third parties.

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

On February 11, 2010, the Company made a $1.5 million investment in Class D Preferred Units of Sanctuary Wealth Services LLC (“Sanctuary”). Sanctuary provides a turnkey platform that will allow independent wealth advisors to establish an independent advisory business without the high startup costs and regulatory hurdles. The Class D Preferred Units entitle the Company to receive a preferred dividend with units that are convertible into equity of Sanctuary at the option of the Company prior to the maturity date, which is three years from the investment date. The Company carries its investment in Sanctuary at cost within other investments on the Consolidated Statements of Financial Condition and evaluates the investment for impairment on a quarterly basis. During the fourth quarter of 2010, the Company determined that its investment in Sanctuary is fully impaired and recorded an impairment loss of $1.5 million, which was included in Principal Transactions on the Consolidated Statements of Operations. The carrying value of the Company’s investment in Sanctuary was zero at December 31, 2010 and March 31, 2011.

In 2008, the Company made a $4.2 million loan to a private commercial mortgage originator in the form of a note and warrants. The loan was recorded net of loan loss reserves of $3.8 million and a deferred loan fee of $0.2 million at December 31, 2009. On February 10, 2010, the loan note was converted into non-voting preferred equity of a newly formed entity which succeeded to the assets of the borrower. As of the conversion date, the Company determined the fair value of both the loan note and the non-voting preferred equity of the newly formed entity to be zero, and therefore, recognized no gain or loss on the conversion. During the year ended December 31, 2010 and the quarter ended March 31, 2011, the Company invested an additional $0.8 million and $0.3 million, respectively, in the newly formed entity for the commencement of a new commercial loan origination program. The Company carries its investment in the newly formed entity at cost within other investments on the Consolidated Statements of Financial Condition and evaluates the investment for impairment on a quarterly basis. In the fourth quarter of 2010 and the first quarter of 2011, the Company determined its investment in the newly formed entity is impaired and recorded a loss of $0.8 million and $0.3 million, respectively. The loss is included in principal transactions in the Consolidated Statements of Operations.

Derivative Financial Instruments

On May 29, 2010, the Company entered into an interest rate cap with City National Bank (the “Lender”) to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the Lender in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the line of credit and term loan to such rate. On July 1, 2010, the Company designated the interest rate cap as a cash flow hedge of the interest rate risk of a total of $25.8 million of outstanding borrowings with the Lender. See Note 9 for the information pertaining to the Company’s borrowing from the Lender.

The interest rate cap is recorded at fair value in other investments on the Consolidated Statements of Financial Condition, with unrealized gains and losses recorded as other comprehensive income. For the three months ended March 31, 2011, the Company recorded $5,591 of other comprehensive loss representing unrealized loss on the interest rate cap. In addition, during the months ended March 31, 2011, $13,674 was reclassified from accumulated other comprehensive income into interest expense as amortization of the interest cap.

5. Loans Held for Investment

Loans held for investment at March 31, 2011 and December 31, 2010 is comprised of one loan note and advances on one non-revolving credit note commitment. Given the small size of this loan portfolio segment, the Company reviews credit quality of the loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loan.

Non-Impaired Loans

As of March 31, 2011 and December 31, 2010, the Company had a $0.7 million and $0.8 million advance, respectively, on a $1.3 million non-revolving commitment to a public non-traded REIT. The advance currently bears interest at the rate of 20.0% per annum and is due in June 2011. As of March 31, 2011 and December 31, 2010, the Company had no unfunded credit commitments. The Company determined the credit quality of this loan to be high based on the borrower’s financial position, results of operations and payment history.

Impaired Loans

The Company had a loan note outstanding at March 31, 2011 and December 31, 2010, which is a participation interest in a loan made by JMPRT to a client during 2007. The loan is collateralized by real estate related assets, and bears interest at the rate of 20.0% per annum, payable monthly in arrears. The principal of the loan was due and payable on December 1, 2007, but was extended until September 2008 for an additional fee at the borrower’s option and in connection with a partial repayment. At December 31, 2008, the outstanding principal balance of $0.8 million was in default and the loan note was deemed impaired and was place on non-accrual status. The Company recorded a loan loss provision of $0.4 million in the third quarter of 2008, $0.1 million in the fourth quarter of 2009 and $0.3 million in the third quarter of 2010. Recovery of the loan is being sought through bankruptcy court proceedings; however, considering the legal cost it expects to incur, the Company believes that any recovery is doubtful. The recorded investment, outstanding principal and related allowance balance of the loan note was $0.8 million at both March 31, 2011 and December 31, 2010. No interest income was recorded on this impaired loan for the three months ended March 31, 2011 and 2010.

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

The following table presents components of loans held for investment, net, on the Consolidated Statements of Financial Condition at March 31, 2011 and December 31, 2010:

(In thousands)	March 31, 2011	December 31, 2010
Loans held for investment	$1,520	$1,670
Allowance for loan losses	(857)	(857)

Total loans held for investment, net	$663	$813

A summary of the activity in the allowance for loan losses for the three months ended March 31, 2011 and 2010 was as follows:

(In thousands)	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$(857)	$(4,285)
Loans charged off, net of recoveries	—	3,757

Balance at end of period	$(857)	$(528)

The Company determined the fair value of loans held for investment to be $0.7 million and $0.8 million as of March 31, 2011 and December 31, 2010, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

6. Loans Collateralizing Asset-backed Securities Issued

Loans collateralizing asset-backed securities issued are commercial loans securitized and owned by Cratos CLO. The loans consist of those loans within the CLO securitization structure at the acquisition date of Cratos and loans purchased by the CLO subsequent to the Cratos acquisition date. The following table presents the components of loans collateralizing asset-backed securities issued at March 31, 2011 and December 31, 2010:

(In thousands)	March 31, 2011	December 31, 2010
Loans collateralizing asset-backed securities	$458,562	$453,358
Allowance for loan losses	(2,212)	(1,992)
Liquidity discount	(28,949)	(35,594)
Credit discount	(4,763)	(8,558)
Deferred loan fees, net	(5,733)	(6,451)

Total loans collateralizing asset-backed securities, net	$416,905	$400,763

Loans recorded upon the acquisition of Cratos at fair value reflect a liquidity discount and a credit discount. In addition, most loans purchased subsequent to the acquisition were purchased at a discount to their principal value, reflecting deferred loan fees. The tables below summarize the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount, deferred loan fees and carrying values, net for the impaired loans and non-impaired loans as of and for the three months ended March 31, 2011:

Impaired loans:

(In thousands)	Three Months Ended March 31, 2011
	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Carrying Value, Net
Balance at beginning of period	$13,867	$(582)	$(2,557)	$(8,558)	$2,170
Purchases / funding	17	—	—	—	17
Repayments	(78)	—	—	—	(78)
Accretion of discount	—	—	57	—	57
Sales and payoff	(6,583)	—	659	3,795	(2,129)

Balance at end of period	$7,223	$(582)	$(1,841)	$(4,763)	$37

Non-impaired loans:

(In thousands)	Three Months Ended March 31, 2011
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Balance at beginning of period	$439,491	$(1,410)	$(33,037)	$(6,451)	$398,593
Purchases / funding	91,177	—	—	(670)	90,507
Repayments	(6,743)	—	—	—	(6,743)
Accretion of discount	—	—	4,249	428	4,677
Provision for loan losses	—	(220)	—	—	(220)
Sales and payoff	(72,586)	—	1,680	960	(69,946)

Balance at end of period	$451,339	$(1,630)	$(27,108)	$(5,733)	$416,868

The tables below summarize the activity in the loan principal, liquidity discount, credit discount, deferred loan fees and carrying values, net for the impaired loans and non-impaired loans as of and for the three months ended March 31, 2010:

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

Allowance for Loan Losses

The Company maintains an allowance for loan losses that is intended to estimate loan losses inherent in its loan portfolio. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses consists of two components: estimated loan losses for specifically identified loans and estimated loan losses inherent in the remainder of the portfolio. The Company’s loan portfolio consists primarily of loans made to middle market, privately owned companies. Loans made to these companies generally have higher risks compared to larger, publicly traded companies that have greater access to financial resources. Given these considerations, the Company believes that it is necessary to reserve for estimated loan losses inherent in the portfolio.

In determining the required allowance for loan losses inherent in the portfolio, the following factors are considered: 1) the expected loss severity rate for each class of loans, 2) the current Moody’s rating and related probability of default, 3) the existing liquidity discount on the loans and 4) internal loan ratings.

•

Expected loss severity rate for each class of loans: The Company’s loans are classified as either Asset Backed Loan (“ABL”), ABL – stretch, Cash Flow or Enterprise Value. The loss severity given a default is expected to be the least on a conforming ABL loan since the value of the collateral is typically enough to satisfy most of the amount owed. For ABL – stretch loans, the loss severity given a default is expected to be higher than for a conforming ABL loan because of less collateral coverage. For Cash flow loans, the loss severity given a default is expected to be higher than ABL - stretch loans since generally less collateral coverage is provided for this class of loans. For Enterprise Value loans, the loss severity given a default is expected to be the highest, assuming that if the obligor defaults there has probably been a significant loss of enterprise value in the business as well.

•	Moody’s rating and related probability of default: See section entitled Credit Quality of Loans within this footnote.

•

Existing liquidity discount on the loans: For non-impaired loans held at Cratos at the acquisition date, liquidity discount was recorded to reflect the fair value of those loans. To the extent that the liquidity discount on a loan is greater than the component of the general reserve attributable to that loan, that asset is excluded from the general reserve calculation. If the general reserve for a loan is greater than its liquidity discount, the amount by which it exceeds the liquidity discount will be included in the general reserve calculation.

•	Internal loan ratings: See section entitled Credit Quality of Loans within this footnote.

Based on the above evaluation, the Company recorded additions to the general reserves of $0.2 million during both the quarters ended March 31, 2011 and March 31, 2010, on non-impaired loans.

A summary of the activity in the allowance for loan losses for the three months ended March 31, 2011 and 2010 is as follows:

(In thousands)	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$(1,992)	$(1,994)
Provision for loan losses:
General reserve	(220)	(164)

Balance at end of period	$(2,212)	$(2,158)

Impaired Loans

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. There were $7.2 million unpaid principal balance of impaired loans as of March 31, 2011, with allocated specific reserves of $0.6 million and credit discount of $4.8 million. There were $13.9 million unpaid principal balance of impaired loans as of December 31, 2010, with allocated specific reserves of $0.6 million and credit discount of $8.6 million.

The tables below present, by class of loans, certain information pertaining to the impaired loans at March 31, 2011 and December 31, 2010:

(In thousands)	As of March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
Cash Flow (CF)	$619	$7,223	$582

	$619	$7,223	$582

(In thousands)	As of December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance
Cash Flow (CF)	$2,752	$13,867	$582

	$2,752	$13,867	$582

The tables below present, by class of loans, certain information pertaining to the impaired loans for the three months ended March 31, 2011 and 2010:

(In thousands)	Three Months Ended March 31, 2011
	Average Recorded Investment	Interest Income Recognized
Cash Flow (CF)	$1,336	$88	(1)

	$1,336	$88

(In thousands)	Three Months Ended March 31, 2010
	Average Recorded Investment	Interest Income Recognized
Cash Flow (CF)	$17,790	$—

	$17,790	$—

(1)	Represents cash interest payments received on impaired loans.

As of March 31, 2011 and December 31, 2010, $6.7 million and $8.5 million of recorded investment amount of loans collateralizing asset-backed securities issued were individually evaluated for impairment, respectively. As of March 31, 2011 and December 31, 2010, $412.4 million and $394.5 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment, respectively.

At March 31, 2011 and December 31, 2010, the impaired loans included three loans with the aggregated recorded investment balance of $0.6 million for both periods, whose terms were modified in a troubled debt restructuring (“TDR”). A restructuring is considered a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The creditor may receive an asset from the debtor in a TDR, but the value of the asset received is typically significantly less than the amount of the debt forgiven. For two of the TDR loans, the Company received an equity interest in the debtor as compensation for reducing the loan principal balance. At March 31, 2011 and December 31, 2010, there were no remaining commitments to lend additional funds to debtors whose terms have been modified in a TDR.

Non-Accrual Status and Past Due Loans

At March 31, 2011, three loans, all of which were Cash Flow loans, with the aggregate principal amount of $7.2 million and recorded investment amount of $0.6 million were on non-accrual status. At December 31, 2010, four loans, all of which were Cash Flow loans, with the aggregate principal amount of $13.9 million and recorded investment amount of $2.8 million were on non-accrual status. The Company recognized $0.1 million in interest income, other than the accretion of liquidity discounts, for four impaired loans with a weighted average loan balance of $11.3 million that were on non-accrual status during the three months ended March 31, 2011. The Company did not recognize any interest income, other than the accretion of liquidity discounts, for 10 impaired loans with a weighted average loan balance of $71.3 million that were on non-accrual status during the three months ended March 31, 2010.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. At March 31, 2011 and December 31, 2010, none of the loans, including non-accrual status loans, were past due.

Credit Quality of Loans

The Company’s management, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody’s rating, 2) current internal rating and 3) performance. The tables below present, by credit quality indicator, the Company’s recorded investment in loans collateralizing asset-backed securities issued at March 31, 2011 and December 31, 2010.

(In thousands)	Cash Flow (CF)		Asset Based Loan (ABL)		Enterprise Value (EV)		Total
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Moody’s rating:
Baa1 - Baa3	$5,744	$5,750	$—	$—	$—	$—	$5,744	$5,750
Ba1 - Ba3	152,956	139,351	—	—	—	—	152,956	139,351
B1 - B3	249,917	235,394	1,562	6,851	1,971	1,975	253,450	244,220
Caa1 - Caa3	6,385	12,865	—	—	—	—	6,385	12,865
Ca	582	569	—	—	—	—	582	569
C	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—

Total:	$415,584	$393,929	$1,562	$6,851	$1,971	$1,975	$419,117	$402,755

Internal rating:
Performing	$390,112	$366,522	$1,562	$6,851	$1,971	$1,975	$393,645	$375,348
Moderate	18,764	18,895	—	—	—	—	18,764	18,895
Watchlist	6,126	5,839	—	—	—	—	6,126	5,839
Substandard	—	2,104	—	—	—	—	—	2,104
Non-Accrual	582	569	—	—	—	—	582	569
Charge Off	—	—	—	—	—	—	—	—

Total:	$415,584	$393,929	$1,562	$6,851	$1,971	$1,975	$419,117	$402,755

Performance:
Performing	$414,965	$391,177	$1,562	$6,851	$1,971	$1,975	$418,498	$400,003
Non-performing	619	2,752	—	—	—	—	619	2,752

Total:	$415,584	$393,929	$1,562	$6,851	$1,971	$1,975	$419,117	$402,755

The following sets forth the Company’s credit quality indicators:

•

Moody’s Ratings: If there is not already a published rating on one of our loans, the Company engages Moody’s Investors Service (Moody’s) to assign the loan a credit estimate factor/or rating. Moody uses factors such as, but not limited to, the borrower’s leverage, use of proceeds, cash flows, growth rate, industry condition, concentration of risks, EBITDA margins and others factors. The lower the rating a loan carries, the higher the risk. Moody’s publishes a probability of default for each rating class. The higher the loan is rated, the less probability there is of a default. The Company updates Moody’s rating assigned to a loan whenever Moody’s changes its published rating for the loan.

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

Performing	Financial and collateral performance is good with no adverse trends or weakening factors noted. There is sufficient loan liquidity, with positive cash flow. Reporting is accurate and timely.
Moderate Risk	Collateral and financial performance is good; some adverse trends may have begun to develop. There is sufficient loan liquidity, with breakeven or better cash flow. The quality and timeliness of reporting is still sufficient.
Watch List	Negative trends in financial performance, collateral quality and/or reporting accuracy and timeliness. Loan liquidity has begun to deteriorate. Positive cash flow is low and restructuring of capital structure may be required.
Sub-Standard	Negative trends in financial performance, collateral quality and/or reporting accuracy and timeliness. Loan liquidity has deteriorated requiring periodic over advance accommodations. Cash flow is negative and turnaround efforts have been implemented or account may be in bankruptcy. Specific reserve is needed.
Non-Accrual	Probability of a turnaround is doubtful or the account is in liquidation. Recovery of interest is unlikely and principal is doubtful. Specific reserve is needed.
Charge Off	Considered uncollectible and the continuance of full asset value is not warranted. This does not mean that the asset has absolutely no recovery value but a portion of the principal loan, if not all should be written off even though a recovery may be effected in the future.
• Performance: Performing Non-performing	Non-impaired loans Impaired loans

The Company determined the fair value of loans collateralizing asset-backed securities to be $444.9 million and $432.5 million as of March 31, 2011 and December 31, 2010, respectively; using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

7. Fixed Assets

At March 31, 2011 and December 31, 2010, fixed assets consisted of the following:

(In thousands)	March 31, 2011	December 31, 2010
Furniture and fixtures	$1,768	$1,638
Computer and office equipment	4,468	4,376
Leasehold improvements	2,790	2,472
Software	604	590
Less: accumulated depreciation	(7,753)	(7,595)

Total fixed assets, net	$1,877	$1,481

Depreciation expense was $0.2 million for both the three months ended March 31, 2011 and 2010.

8. Purchased Management Contract

On June 11, 2010, the Company agreed to purchase the collateral management contracts for two collateralized loan obligations, or CLOs, from Princeton Advisory Group, Inc., for up to $5.0 million. The transfers of the contracts were subject to the receipt of certain consents and other conditions. On September 8, 2010, the Company completed the purchase of one of the two management contracts for $3.8 million, and the contract was transferred to JMPCA. However, since a single investor had previously acquired control of the right to transfer the management contract without cause at any time with 90 days’ notice, the Company recorded an impairment charge of $2.8 million for the quarter ended September 30, 2010. The Company later restructured the transaction to provide the Company with indemnity from the seller in the amount of $2.6 million, which is collateralized by certain assets and $1.0 million in cash. The Company determined the initial carrying value of the purchased management contract to be $1.0 million. The Company amortized the purchased management contract on a straight-line basis over its estimated life of 2.5 years corresponding to the indemnity period through February 2013 and tests it for impairment whenever events or changes in circumstances suggest that the asset’s carrying value may not be fully recoverable. During the fourth quarter of 2010, the Company was released from the obligation to purchase the second CLO management contract from Princeton Advisory Group, Inc. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value. The Company has determined that the carrying value of the purchased management contract was impaired and recorded a $0.7 million impairment charge for the quarter ended March 31, 2011. In addition, the Company revised the estimated useful life of the asset and expects the remaining carrying value of $0.1 million, net of accumulated amortization to be amortized in the second quarter of 2011.

9. Note Payable

Note payable consists of two term loans related to the Company’s credit facility with City National Bank (the “Lender”) initially entered into on August 3, 2006.

On December 31, 2008, the Company entered into Amendment Number Three to Credit Agreement (the “Third Amendment”), which amends certain provisions of the Credit Agreement, dated as of August 3, 2006, by and between the Company and the Lender, as amended by Amendment Number One to Credit Agreement, dated as of December 17, 2007 and as further amended by Amendment Number Two to Credit Agreement, dated as of March 27, 2008; the Company subsequently entered into Amendment Number Four to Credit Agreement and Waiver, dated as of January 28, 2010 (collectively, the “Credit Agreement”).

The Third Amendment converted the Company’s outstanding revolving loans of $8.7 million into a single term loan as of December 31, 2008. The term loan is being repaid in equal quarterly payments of $0.4 million which commenced on March 31, 2009 and continues through December 31, 2013 and bears interest at LIBOR plus 2.25%. The outstanding balance on this term loan was $4.8 million as of March 31, 2011. The Third Amendment also provided that of the original $30.0 million revolving line of credit, $21.0 million remained available under the revolving portion of the Credit Agreement and the annual interest rate provisions of the Credit Agreement were increased from the prime rate minus 1.25% to the prime rate and from LIBOR plus 1.25% to LIBOR plus 2.25%. The Lender agreed to continue to provide revolving loans of up to $21.0 million through December 31, 2010, on which date the then existing revolving loans convert into term loans. On December 31, 2010, pursuant to the provisions of the Third Amendment, the outstanding revolving loan of $21.0 million was converted into a single term loan which will fully mature on December 31, 2013. As of December 31, 2010, the revolving line of credit was no longer available for future use.

The two term loans had an aggregate outstanding principal amount of $25.8 million and $26.2 million at March 31, 2011 and December 31, 2010, respectively. The following table shows the repayment schedules for the principal portion of the term loans at March 31, 2011:

(In thousands)	March 31, 2011
2011	$8,302
2012	8,736
2013	8,736
2014	—
2015	—
Thereafter	—

$25,774

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the facility, which would permit the bank to terminate our note and require the immediate repayment of any outstanding principal and interest. The Third Amendment modified the financial covenants in the Credit Agreement to remove both the minimum requirement of Net Income (as defined in the Credit Agreement) and the minimum requirement of EBITDA (as defined in the Credit Agreement). The Third Amendment also removed the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) and added a new financial covenant regarding the Company’s liquidity. At March 31, 2011, the Company was in compliance with the loan covenants. The term loan is collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

On May 29, 2010 the Company entered into an interest rate cap with the Lender to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the counterparty in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the line of credit and term loan to such rate. The cap had an initial notional principal amount of $27.1 million, indexed to LIBOR and amortizes in accordance with the amortization of the revolving line of credit and term loan. The notional principal amount of the cap was $25.8 million at March 31, 2011. See Note 4 for additional information on the interest rate cap.

10. Asset-backed Securities Issued

On May 17, 2007, Cratos CLO completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization and obtained $455.0 million of third-party financing. The Notes will be repaid from the cash flows generated by the loan portfolio owned by the CLO. The Notes were issued in seven separate classes as set forth in the table below. The Company owns approximately 94.0% of the unsecured subordinated notes and $13.8 million of Class C, D and E notes ($2.0 million of Class C, $4.1 million of Class D and $7.7 million of Class E notes). These unsecured subordinated notes and the Class C, D and E notes owned by the Company are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at March 31, 2011 and December 31, 2010.

(In millions)	As of March 31, 2011
	Notes Originally Issued	Outstanding Principal Balance	Liquidity Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody’s /S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$315.8	($25.8)	$290.0	0.26% 0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	(6.4)	23.6	0.50%	Aa2/AA+
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	(15.4)	19.6	1.10%	Baa1/AA-
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	(15.2)	18.8	2.40%	Ba1/BBB+
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	(14.5)	15.5	5.00%	B3/BB-

Total secured notes sold to investors	$455.0	$444.8	($77.3)	$367.5
Unsecured subordinated notes due 2021	45.0	45.0	(39.9)	5.1

Total notes for the CLO I offering	$500.0	$489.8	($117.2)	$372.6
Consolidation elimination	N/A	(58.8)	44.8	(14.0)

Total asset-backed securities issued	N/A	$431.0	($72.4)	$358.6

(1)	These ratings are unaudited and were the current ratings as of March 31, 2011 and are subject to change from time to time.

(In millions)	As of December 31, 2010
	Notes Originally Issued	Outstanding Principal Balance	Liquidity Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody’s /S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$315.8	($28.3)	$287.5	0.26% - 0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	(7.1)	22.9	0.50%	Aa2/AA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	(16.9)	18.1	1.10%	Baa1/A
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	(16.7)	17.3	2.40%	Ba1/BBB
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	(16.0)	14.0	5.00%	B3/CCC-

Total secured notes sold to investors	$455.0	$444.8	($85.0)	$359.8
Unsecured subordinated notes due 2021	45.0	45.0	(39.9)	5.1

Total notes for the CLO I offering	$500.0	$489.8	($124.9)	$364.9
Consolidation elimination	N/A	(58.8)	45.2	(13.5)

Total asset-backed securities issued	N/A	$431.0	($79.7)	$351.3

(1)	These ratings are unaudited and were the current ratings as of December 31, 2010 and are subject to change from time to time.

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari-passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and will not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. As of March 31, 2011 and December 31, 2010, all interest on the secured notes was current. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. The CLO is also required to pay a commitment fee of 0.18% on the unused portion of the funding commitments of the Class A-1 notes. As of March 31, 2011 and December 31, 2010, all of the Class A-1 notes were drawn. The secured notes are secured by the CLO loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests. Total interest expense related to the asset-backed securities issued for both the three months ended March 31, 2011 and March 31, 2010 was $8.4 million and $8.2 million, respectively, which comprised cash coupon of $1.1 million for both quarters and liquidity discount amortization of $7.3 million and $7.1 million, respectively. As of both March 31, 2011 and December 31, 2010, accrued interest payable on the Notes was $0.5 million.

The Notes recorded upon the acquisition of Cratos in April 2009 at fair value reflect a liquidity discount. The activity in the note principal and liquidity discount for the three months ended March 31, 2011 comprised the following:

(In thousands)	Three Months Ended March 31, 2011
	Principal	Liquidity Discount	Net
Balance at beginning of period	$431,003	$(79,681)	$351,322
Amortization of discount	—	7,299	7,299

Balance at end of period	$431,003	$(72,382)	$358,621

The activity in the note principal and liquidity discount for the three months ended March 31, 2010 comprised the following:

(In thousands)	Three Months Ended March 31, 2010
	Principal	Liquidity Discount	Net
Balance at beginning of period	$434,478	$(107,846)	$326,632
Repayments	(3,475)	—	(3,475)
Amortization of discount	—	7,059	7,059

Balance at end of period	$431,003	$(100,787)	$330,216

The Company determined the fair value of asset-backed securities issued to be $388.1 million and $379.2 million as of March 31, 2011 and December 31, 2010, respectively.

11. Stockholders’ Equity

Stock Repurchase Program

The Company’s board of directors authorized in August and November 2007 a 1.5 million share repurchase program, which was fully executed as of January 18, 2008. On March 10, 2008 and March 3, 2009, the Company’s board of directors authorized the repurchase of an additional 2.0 million shares during the subsequent eighteen months and the repurchase of an additional 0.5 million shares during the subsequent twelve months, respectively. On May 4, 2010, with 0.6 million shares remaining under prior authorizations the Company’s board of directors authorized the repurchase of an additional 1.0 million shares during the subsequent eighteen months. During the three months ended March 31, 2011 and 2010, the Company repurchased 218,799 and 98,428 shares, respectively, of the Company’s common stock at an average price of $8.32 per share and $8.03 per share, respectively, for an aggregate purchase price of $1.8 million and $0.8 million, respectively. All the shares repurchased during the three months ended March 31, 2011 and 2010 were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company.

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

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2011:

	Three Months Ended March 31, 2011
	Shares Subject to Option	Weighted Average Exercise Price
Balance, beginning of year	1,800,565	$11.23
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(7,400)	10.00

Balance, end of period	1,793,165	$11.23

Options exercisable at end of period	1,793,165	$11.23

The following table summarizes the stock options outstanding as well as stock options vested and exercisable as of March 31, 2011:

	As of March 31, 2011
	Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.00—$12.50	1,793,165	3.73	$11.23	$—	1,793,165	3.73	$11.23	$—

The Company recognizes stock-based compensation expense for stock options over the graded vesting period of the options using the accelerated attribution method. The Company recognized compensation expense related to stock options of $0 and $1,468 for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, there was no unrecognized compensation expense related to stock options.

Restricted Stock Units and Restricted Shares

Under the JMP Group 2007 Equity Incentive Plan, the Company has granted restricted stock units (“RSUs”) to employees and non-employee directors at no cost to the recipient. An RSU entitles the recipient to receive a share of common stock after the applicable restrictions lapse. These awards are generally subject to vesting schedules and continued employment with the Company. Some of these awards are also subject to post vesting lockup restrictions. In the event of a change in control or corporate transactions, or if the vesting of all or certain of the RSUs are otherwise accelerated, the RSUs will vest immediately prior to the effective date of such an event.

On January 31, 2011, the Company granted 921,876 RSUs to certain employees for long term incentive purposes. These units have Company performance-based vesting conditions and will vest when the Company performance target set for such RSUs is met. The aggregate fair value of this grant, assuming the performance condition is met, was $6.9 million based on the market value of the underlying stock on grant date.

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

On March 7, 2011, the Company granted 7,202 RSUs to the Company’s independent directors. One-half of these units vested immediately and the remaining units will vest on the first anniversary.

The following table summarizes the RSU activity for the three months ended March 31, 2011:

	Three Months Ended March 31, 2011
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, beginning of year	1,630,026	$8.52
Granted	929,078	7.50
Vested	(522,530)	8.04
Forfeited	(295)	10.43

Balance, end of period	2,036,279	$8.17

The aggregate fair value of RSUs vested during the three months ended March 31, 2011 was $4.3 million. For the three months ended March 31, 2011, the income tax benefits realized from the vested RSUs were $1.8 million.

The Company recognizes compensation expense over a graded vesting period using the accelerated attribution method. For the three months ended March 31, 2011 and 2010, the Company recorded compensation expense of $0.4 million and $0.7 million, respectively, related to RSUs awarded in connection with the initial public offering. In addition, for the three months ended March 31, 2011 and 2010, the Company recorded compensation expense of $0.1 million and $0.2 million, respectively, for RSUs granted after the initial public offering.

For the three months ended March 31, 2011 and 2010, the Company recognized income tax benefits of $0.2 million and $0.4 million, respectively, related to the compensation expense recognized for RSUs. As of March 31, 2011, there was $10.9. million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.92 years.

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

The computations of basic and diluted net income attributable to JMP Group Inc. per common share for the three months ended March 31, 2011 and 2010 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended March 31,
	2011	2010
Numerator:
Net income attributable to JMP Group Inc.	$3,538	$1,718

Denominator:
Basic weighted average shares outstanding	21,843	21,612
Effect of potential dilutive securities:
Restricted stock units	993	872

Diluted weighted average shares outstanding	22,836	22,484

Net income attributable to JMP Group Inc. per common share
Basic	$0.16	$0.08
Diluted	$0.15	$0.08

Stock options to purchase 1,796,865 and 1,902,694 shares of common stock for the three months ended March 31, 2011 and 2010, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Restricted stock units for 1,040 and zero shares of common stock for the three months ended March 31, 2011 and 2010, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

14. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the United States Internal Revenue Service. There were no contributions by the Company during the three months ended March 31, 2011 and 2010.

15. Income Taxes

The Company is subject to U.S. federal and state income taxes. For the three months ended March 31, 2011 and 2010, the Company recorded a total tax expense of $2.5 million and $1.4 million, respectively.

The components of the Company’s income tax expense for the three months ended March 31, 2011 and 2010 are as follows:

(In thousands)	Three Months Ended March 31,
	2011	2010
Federal	$1,914	$54
State	263	(9)

Total current income tax expense	2,177	45
Federal	260	1,063
State	46	280

Total deferred income tax expense	306	1,343

Total income tax expense	$2,483	$1,388

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
Tax at federal statutory tax rate	35.00%	35.00%
State income tax, net of federal tax benefit	5.75%	5.75%
Adjustment for other permanent items	0.31%	0.81%
Adjustment for permanent items (HGC noncontrolling interest)	-11.53%	0.00%

Rate before one-time events	29.53%	41.56%
Adjustment for prior year taxes	-0.28%	0.00%
California state enterprise zone tax credit	-0.31%	-0.83%

Effective tax rate	28.94%	40.73%

The Company determined that a valuation allowance against deferred tax assets was not necessary as of March 31, 2011 and December 31, 2010 based on the assessment of future ordinary income and capital gains and that the deferred tax assets will, more-likely-than-not, be realized. The 11.79% decrease in the effective tax rate for the quarter ended March 31, 2011 compared to same period in 2010 was primarily attributable to the income associated with HGC which is consolidated on a book basis but not for tax purposes.

The Company adopted the accounting principles related to uncertainty in income taxes on May 16, 2007, the date the Company became subject to federal and state income taxes. The Company has analyzed the filing positions in its federal and state income tax returns for all open tax years, which are 2007 through 2009 for federal income tax purposes and 2006 through 2009 for state income tax purposes. The Company does not anticipate any tax adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, the Company recorded no liability for uncertain income tax positions at March 31, 2011. In addition, the Company did not record a cumulative effect adjustment related to the adoption of the amended accounting principles related to the accounting for uncertainty in income taxes, and no liabilities for uncertain income tax positions have been recorded pursuant to the amended accounting principles.

The Company’s policy for recording interest and penalties associated with the tax audits or unrecognized tax benefits, if any, is to record such items as a component of income before taxes. Penalties, if incurred, would be recorded in “administration” and interest paid or received would be recorded in “interest and dividend expense” in the Consolidated Statements of Operations.

16. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts and New York under various operating leases. Rental expense for both the three months ended March 31, 2011 and 2010 were $0.7 million.

The California, Illinois and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

(In thousands)	March 31, 2011
2011	$2,144
2012	1,321
2013	1,412
2014	1,624
2015	1,650
Thereafter	3,703

$11,854

In connection with its underwriting activities, JMP Securities enters into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. At March 31, 2011 and December 31, 2010, JMP Securities had no open underwriting commitments.

The marketable securities owned and the restricted cash as well as the cash held by the clearing broker, may be used to maintain margin requirements. At March 31, 2011 and December 31, 2010, the Company had $0.3 million of cash on deposit with JMP Securities’ clearing broker. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. As of March 31, 2011 and December 31, 2010, the Company had unfunded commitments of $2.0 million and zero, respectively, in the Corporate Credit segment (as defined in Note 22).

17. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $29.2 million and $29.7 million, which were $28.1 million and $28.7 million in excess of the required net capital of $1.1 million and $1.0 million at March 31, 2011 and December 31, 2010, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.55 to 1 and 0.39 to 1 at March 31, 2011 and December 31, 2010, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

18. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various affiliated entities, including corporations, partnerships and offshore investment companies. The Company also owns an investment in most of such affiliated entities. As of March 31, 2011 and December 31, 2010, the aggregate fair value of the Company’s investments in the affiliated entities for which we serve as the investment advisor was $35.8 million and $33.7 million, respectively, which consisted of general partner investments in hedge funds of $25.6 million and $23.6 million, respectively, general partner investments in funds of funds of $0.1 million and $0.1 million, respectively, and an investments in NYMT common stock of $10.1 million and $10.0 million, respectively. Base management fees earned from these affiliated entities were $2.3 million for both quarters ended March 31, 2011 and 2010. Also, the Company earned incentive fees of $0.9 million and $0.6 million, respectively, from these affiliated entities for the three months ended March 31, 2011 and 2010. As of March 31, 2011 and December 31, 2010, the Company had incentive fees receivable from these affiliated entities of $0.7 million and $0.8 million, respectively.

19. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at March 31, 2011 and December 31, 2010 have subsequently settled with no resulting material liability to the Company. For the three months ended March 31, 2011 and 2010, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of March 31, 2011 and December 31, 2010.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In its Corporate Credit segment, the Company had unfunded commitments of $2.0 million and zero at March 31, 2011 and December 31, 2010, respectively, and standby letters of credit of $0.4 million at March 31, 2011 and December 31, 2010.

22. Business Segments

The Company’s business results are categorized into the following four business segments: Broker-Dealer, Asset Management, Corporate Credit and Corporate. In the first quarter of 2011, the Company determined that a new segment “Corporate” would be used by the Company’s chief operating decision maker to evaluate segment revenue and segment operating income and to make resource allocation decisions. The Broker-Dealer segment includes a broad range of services, such as underwriting and acting as a placement agent for public and private capital raising transactions and financial advisory services in M&A, restructuring and other strategic transactions. The Broker-Dealer segment also includes institutional brokerage services and equity research services to our institutional investor clients. The Asset Management segment includes the management of a broad range of pooled investment vehicles, including the Company’s hedge funds, hedge funds of funds, as well as the Company’s principal investments in public and private securities. The Corporate Credit segment includes the management of collateralized loan obligations and certain principal investments through JMP Capital. The new Corporate segment includes revenues and expenses related to JMP Group Inc., the holding company, and JMP Group LLC, and is mainly comprised of corporate overhead expenses and interest expense related to the Company’s credit facility with City National Bank. With the disclosure of this new segment, beginning in 2011, the results and assets for comparative 2010 periods have been revised to reflect the four segments.

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

The Company’s segment information for the three months ended March 31, 2011 and 2010 was prepared using the following methodology:

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

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income (loss) before noncontrolling interest and income tax expense (benefit) and assets:

(In thousands)	Three Months Ended March 31,
	2011	2010
Broker-Dealer
Non-interest revenues	$27,378	$14,030
Net interest income	113	17
Provision for loan losses	—	—

Total net revenues after provision for loan losses	$27,491	$14,047
Non-interest expenses	21,937	14,804

Segment income (loss) before income tax expense	$5,554	$(757)

Segment assets	$70,318	$48,325
Asset Management
Non-interest revenues	$7,125	$3,703
Net interest income	10	15
Provision for loan losses	—	—

Total net revenues after provision for loan losses	$7,135	$3,718
Non-interest expenses	3,992	3,226

Segment income (loss) before income tax expense	$3,143	$492

Segment assets	$68,852	$60,033
Corporate Credit
Non-interest revenues	$6,640	$3,933
Net interest income	1,999	3,297
Provision for loan losses	(220)	(164)

Total net revenues after provision for loan losses	$8,419	$7,066
Non-interest expenses	4,485	2,629

Segment income (loss) before income tax expense	$3,934	$4,437

Segment assets	$466,241	$418,434
Corporate
Non-interest revenues	$328	$660
Net interest income	(142)	9
Provision for loan losses	—	—

Total net revenues after provision for loan losses	$186	$669
Non-interest expenses	4,240	1,432

Segment income (loss) before income tax expense	$(4,054)	$(763)

Segment assets	$158,084	$147,998
Eliminations
Non-interest revenues	$(329)	$(282)
Net interest income	—	—
Provision for loan losses	—	—

Total net revenues after provision for loan losses	$(329)	$(282)
Non-interest expenses	(329)	(282)

Segment income (loss) before income tax expense	$—	$—

Segment assets	$(137,341)	$(123,299)
Consolidated Entity
Non-interest revenues	$41,142	$22,044
Net interest income	1,980	3,338
Provision for loan losses	(220)	(164)

Total net revenues after provision for loan losses	$42,902	$25,218
Non-interest expenses	34,325	21,810

Income (loss) before income tax expense	$8,577	$3,408

Total assets	$626,154	$551,491

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

(In thousands)	March 31, 2011	December 31, 2010
	Net Assets	Net Assets
Harvest Opportunity Partners II	$80,008	$70,622
Harvest Small Cap Partners	251,437	270,498
Harvest Agriculture Select (1)	10,719	8,702
Harvest Technology Partners	26,771	26,029
Harvest Diversified Partners	32,793	31,413

(1)	Harvest Consumer Partners changed its name to Harvest Agriculture Select effective February 14, 2011.

(In thousands)	Three Months Ended March 31,
	2011		2010
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II	$563	$(289)	$1,447	$(269)
Harvest Small Cap Partners	3,098	(3,068)	(11,138)	(2,922)
Harvest Agriculture Select (1)	345	(78)	(393)	(66)
Harvest Technology Partners	573	(147)	(264)	(105)
Harvest Global Select Partners	—	—	593	(53)
Harvest Diversified Partners	576	(154)	744	(143)

(1)	Harvest Consumer Partners changed its name to Harvest Agriculture Select effective February 14, 2011.

24. Subsequent Events

On April 8, 2011, JMP Securities entered into a $20.0 million revolving line of credit with City National Bank to be used for regulatory capital purposes during its securities underwriting activities. Draws on the revolving line of credit bear interest at the rate of prime and are available through April 8, 2012 on which date, if there is an existing outstanding amount, it coverts to a loan that matures on April 8, 2013.

On April 21, 2011, the Company entered into an equity distribution agreement pursuant to which the Company may offer and sell up to 3,000,000 shares of its common stock from time to time through placement agents. The sales, if any, of the securities under the distribution agreement will be made in “at the market” offerings. The securities sold in the offering will be issued pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-161538) previously filed with the SEC, including a related prospectus dated September 17, 2009, as supplemented by a prospectus supplement dated April 21, 2011, which the Company filed with the SEC pursuant to Rule 424(b)(5) under the Securities Act.

On May 3, 2011, the Company’s board of directors declared a cash dividend of $0.025 per share of common stock for the first quarter of 2011 to be paid on June 3, 2011, to common stockholders of record on May 20, 2011.

On May 3, 2011, the Company’s board of directors authorized the repurchase of an additional 500,000 shares during the next 12 months.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read together with the unaudited consolidated financial statements and the related notes included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, refer to the MD&A for the fiscal year ended December 31, 2010 contained in our annual report on Form 10-K filed with the SEC on March 8, 2011, as well as the Consolidated Financial Statements and Notes contained therein.

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

Overview

We are a full-service investment banking and asset management firm headquartered in San Francisco, California. We have a diversified business model with a focus on small and middle-market companies and provide:

•	investment banking, including corporate finance, mergers and acquisitions and other strategic advisory services, to corporate clients;

•	sales and trading, and related brokerage services to institutional investors;

•	proprietary equity research in our five target industries;

•	asset management products and services to institutional investors, high net-worth individuals and for our own account; and

•	management of collateralized loan obligations.

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

Strategic Advisory Revenues

Our strategic advisory revenues primarily include success fees on closed merger and acquisition transactions, as well as retainer fees, earned in connection with advising both buyers’ and sellers’ transactions. We also earn fees for related advisory work and other services such as providing fairness opinions and in valuation analyses. We record strategic advisory revenues when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially completed, the fees are determinable and collection is reasonably assured.

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

As of March 31, 2011, the contractual base management fees earned from each of these investment funds ranged between 1% and 2% of assets under management or were 2% of aggregate committed capital. The contractual incentive fees were generally (i) 20%, subject to highwater marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the funds of funds; (iii) 35%, subject to high-water marks for NYMT; and (iv) 20%, subject to high-water marks, for HGC. Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole and our core sectors. These conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another.

Asset management fees for the two CLOs the Company manages currently consist only of base management fees. For one of the CLOs, the Company earns incentive fees in the event that specified cumulative investment returns are achieved, but such investment returns have not been achieved yet. The Company recognizes base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate Cratos CLO, the management fees earned at JMPCA from Cratos CLO are eliminated on consolidation in accordance with U.S. GAAP. At March 31, 2011, the contractual base management fees earned from the CLOs ranged from 0.40% to 0.50% of the average aggregate collateral balance for a specified period.

The following tables present certain information with respect to the investment funds managed by Harvest Capital Strategies (“HCS”) and CLOs managed by JMP Credit Advisors LLC (“JMPCA”):

(In thousands)	Assets Under Management (1) at		Company’s Share of Assets Under Management at
	March 31, 2011	December 31, 2010	March 31, 2011		December 31, 2010
Funds Managed by HCS:
Hedge Funds:
Harvest Opportunity Partners II	$80,008	$70,622		$3,896		$3,873
Harvest Small Cap Partners	251,437	270,498		4,407		4,378
Harvest Agriculture Select (2)	10,719	8,702		2,157		580
Harvest Technology Partners	26,771	26,029		174		106
Harvest Diversified Partners	32,793	31,413		14,950		14,708
Private Equity Funds:
Harvest Growth Capital LLC (3)	15,682	10,698		938		891
Funds of Funds:
JMP Masters Fund	64,277	75,196		106		102
REITs:
New York Mortgage Trust	49,503	48,191		N/A		N/A

HCS Totals	$531,190	$541,349		$26,628		$24,638

CLOs Managed by JMPCA:
Cratos CLO (3)	471,857	474,824		N/A		N/A
Other	283,518	284,264		N/A		N/A

JMPCA Totals	$755,375	$759,088	$	N/A	$	N/A

JMP Group Inc. Totals	$1,286,565	$1,300,437		$26,628		$24,638

(1)	For hedge funds, private equity funds and funds of funds, assets under management represent the net assets of such funds. For New York Mortgage Trust (“NYMT”), assets under management represent the portion of the net assets of NYMT that is subject to the management fee calculation. In connection with its investment in NYMT, in January 2008, the Company entered into an advisory agreement between HCS and NYMT. The advisory agreement was terminated effective July 26, 2010 upon execution of an amended and restated advisory agreement between HCS and NYMT. Under the amended advisory agreement, HCS manages certain assets of NYMT, which are subject to the base advisory fee and incentive fee calculations, and receives an annual consulting fee equal to $1.0 million. For CLOs, assets under management represent the sum of the aggregate collateral balance and restricted cash to be reinvested in collateral, upon which management fees are earned.
(2)	Harvest Consumer Partners changed its name to Harvest Agriculture Select effective February 14, 2011.
(3)	HGC and Cratos CLO were consolidated in the Company’s Statements of Financial Condition at March 31, 2011 and December 31, 2010. HMOP was consolidated through December 31, 2010 when it was liquidated, with all of its partners redeeming their interests as of that date. The assets of HMOP were distributed to its partners in January 2011.

(In thousands)	Three Months Ended March 31, 2011
	Company’s Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II	$23	$179	$1
Harvest Small Cap Partners	26	1,267	11
Harvest Agriculture Select (1)	54	21	22
Harvest Technology Partners	2	81	67
Harvest Diversified Partners	225	75	40
Private Equity Funds:
Harvest Growth Capital LLC (2)	92	203	—
Funds of Funds:
JMP Masters Fund	4	152	—
REITs:
New York Mortgage Trust	—	270	721
CLOs:
Cratos CLO (2)	N/A	585	—
Other	N/A	295	—

Totals	$426	$3,128	$862

(1)	Harvest Consumer Partners changed its name to Harvest Agriculture Select effective February 14, 2011.
(2)	Revenues earned from HGC and Cratos are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of noncontrolling interest.

(In thousands)	Three Months Ended March 31, 2010
	Company’s Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II	$(4)	$163	$94
Harvest Small Cap Partners	(304)	1,622	—
Harvest Agriculture Select (1)	(223)	20	—
Harvest Technology Partners	(239)	58	10
Harvest Mortgage Opportunities Partners (2)	234	39	53
Harvest Global Select Partners (3)	56	17	99
Harvest Diversified Partners	475	56	120
Funds of Funds:
JMP Masters Fund	85	177	1
REITs:
New York Mortgage Trust	—	163	282
CLOs:
Cratos CLO (4)	—	618	—

Totals	$80	$2,933	$659

(1)	Harvest Consumer Partners changed its name to Harvest Agriculture Select effective February 14, 2011.
(2)	Revenues earned from HMOP are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of noncontrolling interest. HMOP was liquidated on December 31, 2010, with all of its partners redeeming their interests as of that date. The assets of HMOP were distributed to its partners in January 2011.
(3)	Harvest Global Select Partners was liquidated on May 31, 2010 and its assets were distributed to its partners.
(4)	Revenues earned from Cratos are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of noncontrolling interest.

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

Provision for Loan Losses

Loans held for investment are net of reserves recognized on our loan notes and non-revolving credit agreements at our JMP Capital LLC subsidiary (collectively, loans held for investment) and loans collateralizing ABS at JMP Credit to record them at their estimated net realizable value. The Company maintains an allowance for loan losses that is intended to estimate loan losses inherent in its loan portfolio. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses is maintained at a level, in the opinion of management, sufficient to offset estimated losses inherent in the loan portfolio as of the date of the financial statements. The appropriateness of the allowance and the allowance components are reviewed quarterly. The Company’s estimate of each allowance component is based on observable information and on market and third party data that the Company believes are reflective of the underlying loan losses being estimated.

The Company provides an allowance for loans that are considered impaired. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral securing the loan if the loan is collateral dependent, depending on the circumstances and the Company’s collection strategy. For those loans held by Cratos at the date of acquisition by JMP Credit, and deemed impaired at that date or a subsequent date, allowance for loan losses is calculated considering two further factors. For loans deemed impaired at the date of acquisition, if there is a further decline in expected future cash flows, this reduction is recognized as a specific reserve in the current quarter in accordance with above. For those loans deemed impaired subsequent to the acquisition date, if the net realizable value is lower than the current carrying value then the carrying value is reduced and the difference is booked as provision for loan losses. If the total discount from unpaid principal balance to carrying value is larger than the expected loss at the date of assessment, no provision for loan losses is recognized.

In addition, the Company provides an allowance on a loan by loan basis at JMP Credit for loans that were purchased after the Cratos acquisition. The Company employs internally developed and third party estimation tools for measuring credit risk (loan ratings, probability of default and exposure at default), which are used in developing an appropriate allowance for loan losses. The Company performs periodic detailed reviews of its loan portfolio to identify risks and to assess the overall collectibility of loans.

Loans which are deemed to be uncollectible are charged off and the charged-off amount is deducted from the allowance.

Components of Expenses

We classify our expenses as compensation and benefits, administration, brokerage, clearing and exchange fees, travel and business development, communications and technology, professional fees, impairment loss on purchased management contract and other expenses. A significant portion of our expense base is variable, including compensation and benefits, brokerage clearing and exchange fees, travel and business development and communication and technology expenses.

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

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees include the cost of floor and electronic brokerage and execution, securities clearance, and exchange fees. Effective February 23, 2011, the Company changed its clearing broker from Penson Financial Services Inc. to J.P. Morgan Clearing Corp. The arrangements with the new clearing broker are consistent with those of the previous clearing broker, including the indemnification agreement described in Note 19. Changes in brokerage, clearing and exchange fees fluctuate largely in line with the volume of sales and trading activity.

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

Impairment Loss on Purchased Management Contract

Impairment loss on purchased management contract relates to a CLO management contract we purchased from Princeton Advisory Group, Inc. on September 8, 2010 for $3.8 million. Since a single investor had previously acquired control of the right to transfer the management contract without cause at any time with 90 days’ notice, the Company initially recorded an impairment charge of $2.8 million for the quarter ended September 30, 2010 and an additional impairment charge of $0.7 million for the quarter ended March 31, 2011 (explained below).

Other Expenses

Other operating expenses primarily include occupancy, depreciation and CLO administration expense at JMP Credit.

Noncontrolling Interest

Noncontrolling interest for three months ended March 31, 2011 includes the interest of third parties in Cratos CLO and Harvest Growth Capital (“HGC”), partially-owned subsidiaries consolidated in our financial statements. Noncontrolling interest for the three months ended March 31, 2010 includes the interest of third parties in JMP Credit and Harvest Mortgage Opportunities Partners (“HMOP”), partially-owned subsidiaries consolidated in our financial statements.

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

Revision to 2010 Consolidated Financial Statements

In preparing the consolidated financial statements for the quarter ended March 31, 2011, the Company discovered an error that impacted the company’s previously issued consolidated financial statements for the second quarter of 2010, the third quarter of 2010 and for the year ended December 31, 2010. The net after tax effect of this error together with errors previously identified, was an understatement of net income of $0.7 million for the year ended December 31, 2010 ($31,000 for the second quarter of 2010, $384,000 for the third quarter of 2010 and $327,000 for the fourth quarter of 2010). The adjustments were primarily related to the newly identified error, a difference in the determination of taxable income, causing a $0.6 million impact to income tax expense for the year ended December 31, 2010 ($31,000 for the second quarter of 2010, $397,000 for the third quarter of 2010 and $148,000 for the fourth quarter of 2010.) The Company evaluated these errors and concluded that they did not, individually or in the aggregate, result in a material misstatement of the company’s previously issued consolidated financial statements. However, the Company also concluded that the effect of correcting the errors in the first quarter of 2011 would have been misleading to the users of the financial statements for the quarter ended March 31, 2011 and expected results for the year ended December 31, 2011. Accordingly, the Company has determined to revise, in this report and future filings, its previously reported Consolidated Statements of Financial Condition as of June 30, 2010, September 30, 2010 and December 31, 2010 and its Consolidated Statements of Operations and Changes in Equity for the periods ended June 30, 2010, September 30, 2010 and December 31, 2010 to adjust for these errors. As the above mentioned errors did not impact the period ended March 31, 2010, there are no changes to the financial statements as of and for the period ended March 31, 2010, as originally filed. The effect of this revision had no impact on our Consolidated Statement of Cash Flows. (See Note 2 of the Notes to the consolidated financial statements for more information).

Results of Operations

The following tables set forth our results of operations for the three ended March 31, 2011 and 2010 and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Three Months Ended March 31,		Change from 2010 to 2011
	2011	2010	$	%
Revenues
Investment banking	$20,225	$5,469	$14,756	269.8%
Brokerage	6,285	7,670	(1,385)	-18.1%
Asset management fees	3,153	2,891	262	9.1%
Principal transactions	3,630	1,421	2,209	155.5%
Gain on sale and payoff of loans	6,771	3,479	3,292	94.6%
Net dividend income	250	616	(366)	-59.4%
Other income	828	498	330	66.3%

Non-interest revenues	41,142	22,044	19,098	86.6%

Interest income	10,620	11,578	(958)	-8.3%
Interest expense	(8,640)	(8,240)	(400)	4.9%

Net interest income	1,980	3,338	(1,358)	-40.7%

Provision for loan losses	(220)	(164)	(56)	34.1%

Total net revenues after provision for loan losses	42,902	25,218	17,684	70.1%

Non-interest Expenses
Compensation and benefits	28,231	15,521	12,710	81.9%
Administration	1,070	1,022	48	4.7%
Brokerage, clearing and exchange fees	1,098	1,352	(254)	-18.8%
Travel and business development	670	920	(250)	-27.2%
Communication and technology	921	1,073	(152)	-14.2%
Professional fees	708	975	(267)	-27.4%
Impairment loss on purchased management contract	700	—	700	N/A
Other	927	947	(20)	-2.1%

Total non-interest expenses	34,325	21,810	12,515	57.4%

Income before income tax expense	8,577	3,408	5,169	151.7%
Income tax expense	2,483	1,388	1,095	78.9%

Net income	6,094	2,020	4,074	201.7%
Less: Net income attributable to noncontrolling interest	2,556	302	2,254	746.4%

Net income attributable to JMP Group Inc.	$3,538	$1,718	$1,820	105.9%

Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010

Overview

Total net revenues after provision for loan losses increased $17.7 million, or 70.1%, from $25.2 million for the quarter ended March 31, 2010 to $42.9 million for the quarter ended March 31, 2011, driven by an increase in non-interest revenues of $19.1 million offset by a decrease in net interest income of $1.3 million.

Non-interest revenues increased $19.1 million, or 86.6%, primarily due to an increase in investment banking revenues of $14.8 million, an increase in gains on sale and payoff of loans of $3.3 million, and an increase in principal transaction revenues of $2.2 million, partly offset by a decrease in brokerage revenues of $1.4 million.

Net interest income decreased $1.3 million, or 40.7%, from $3.3 million for the quarter ended March 31, 2010 to $2.0 million for the same period in 2011. The decrease was primarily related to net interest income of JMP Credit which decreased from $3.3 million for the quarter ended March 31, 2010 to $2.0 million for the quarter ended March 31, 2011 as a result of increased net liquidity discount amortization.

Provision for loan losses remained at $0.2 million for both quarters ended March 31, 2010 and March 31, 2011.

Total non-interest expenses increased $12.5 million, or 57.4%, from $21.8 million for the quarter ended March 31, 2010 to $34.3 million for the quarter ended March 31, 2011, primarily due to an increase in compensation and benefits of $12.7 million, partly offset by a decrease of $0.3 million in professional fees compared to the quarter ended March 31, 2010.

Net income attributable to JMP Group Inc. increased $1.8 million from $1.7 million for the quarter ended March 31, 2010 to $3.5 million for the quarter ended March 31, 2011 and includes income tax expense of $1.4 million for the quarter ended March 31, 2010 and $2.5 million for the quarter ended March 31, 2011.

Revenues

Investment Banking

Investment banking revenues increased $14.7 million, or 269.8%, from $5.5 million for the quarter ended March 31, 2010 to $20.2 million for the quarter ended March 31, 2011. As a percentage of total net revenues after provision for loan losses, investment banking revenues increased from 21.7% for the quarter ended March 31, 2010 to 47.1% for the quarter ended March 31, 2011. Public equity underwriting revenues increased $9.6 million, or 360.6%, from $2.7 million for the quarter ended March 31, 2010 to $12.3 million for the quarter ended March 31, 2011. We executed twenty-three public equity underwriting transactions in the quarter ended March 31, 2011 compared to one in the quarter ended March 31, 2010. We acted as a lead manager on four transactions in the quarter ended March 31, 2011 compared to one in the same period in 2010. Private placement revenues increased $6.4 million, from $0.4 million for the quarter ended March 31, 2010 to $6.9 million for the same period in 2011. We executed five private placement transactions in the quarter ended March 31, 2011 compared to one in the same period in 2010. Our strategic advisory revenues decreased $1.3 million, or 56.5%, from $2.4 million for the quarter ended March 31, 2010 to $1.0 million for the quarter ended March 31, 2011. We executed two strategic advisory transactions in the quarter ended March 31, 2011 compared to three in the quarter ended March 31, 2010.

Brokerage Revenues

Brokerage revenues decreased $1.4 million, or 18.1%, from $7.7 million for the quarter ended March 31, 2010 to $6.3 million for the quarter ended March 31, 2011. The decrease was the result of lower trading volume. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 30.4% for the quarter ended March 31, 2010 to 14.6% for the quarter ended March 31, 2011.

Asset Management Fees

Asset management fees increased $0.3 million, or 9.1%, from $2.9 million for the quarter ended March 31, 2010 to $3.2 million for the quarter ended March 31, 2011. Asset management fees include base management fees and incentive fees for funds and CLOs under management. Base management fees were $2.3 million for both quarters ended March 31, 2010 and 2011. Incentive fees increased $0.3 million from $0.6 million for the quarter ended March 31, 2010 to $0.9 million for the same period in 2011. The increase in incentive fees primarily relates to an increase of $0.4 million related to NYMT, partly offset by a decrease of $0.2 million related to incentive fees from the family of hedge funds. As a percentage of total net revenues after provision for loan losses, asset management fees decreased from 11.5% for the quarter ended March 31, 2010 to 7.3% for the same period in 2011.

Principal Transactions

Principal transaction revenues increased $2.2 million, or 155.5%, from $1.4 million for the quarter ended March 31, 2010 to $3.6 million for the same period in 2011. The increase reflects higher revenues from equity and other securities and from our family of hedge funds and funds of funds. Revenues from equity and other securities increased $1.9 million, or 136.3%, from $1.3 million for the quarter ended March 31, 2010 to $3.2 million for the same period in 2011, driven primarily by an increase in unrealized gains in our equity security investments related to HGC, which did not exist in the prior period in 2010. Revenues from our family of hedge funds and funds of funds increased $0.4 million, from a $0.1 million loss for the quarter ended March 31, 2010 to $0.3 million gain for the same period in 2011. As a percentage of total net revenues after provision for loan losses, principal transaction revenues increased from 5.6% for the quarter ended March 31, 2010 to 8.5% for the same period in 2011.

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans increased $3.3 million from $3.5 million for the quarter ended March 31, 2010 to $6.8 million for the same period in 2011, with all of the gain generated at JMP Credit. During the quarter ended March 31, 2011, 39 loans were sold or paid off, resulting in a total net gain of $6.8 million. Of the $6.8 million net gain, $1.0 million was the result of normal portfolio managed activity and $5.8 million resulted from loans acquired in the 2009 acquisition of JMP Credit. $2.6 million of the net gain was related to 33 loan payoffs, where the borrowers repaid the loans at a premium to our carrying value. The remaining $4.2 million was related to six loans, three of which were sold at par, which was a premium to our carrying value, and three of which were sold at a discount to our carrying value. While we expect further gains in future periods, these revenues are highly unpredictable as we are not actively marketing the loans collateralized by asset-backed securities for sale and the remaining amount of discount from the 2009 acquisition continues to be reduced by the loan liquidity discount accretion even if there are no further gains to be recognized. As a percentage of total net revenues after provision for loan losses, gain on sale and payoff of loans increased from 13.8% for the quarter ended March 31, 2010 to 15.8% for the same period in 2011.

Net Dividend Income

Net dividend income decreased $0.4 million, or 59.4%, from $0.6 million for the quarter ended March 31, 2010 to $0.2 million for the quarter ended March 31, 2011. The decrease was primarily due to lower net dividends in our principal investment portfolio.

Other Income

Other income increased $0.3 million, or 66.3%, from $0.5 million for the quarter ended March 31, 2010 to $0.8 million for the quarter ended March 31, 2011. For both quarters other income was primarily comprised of revenues from fee sharing arrangements with, and fees earned to raise capital for, third-party investment partnerships or funds.

Interest Income

Interest income decreased $1.0 million, or 8.3%, from $11.6 million for the quarter ended March 31, 2010 to $10.6 million for the same period in 2011. The decrease was primarily related to JMP Credit, which recorded interest income of $10.4 million and $11.5 million for the quarters ended March 31, 2011 and 2010, respectively. As a percentage of total net revenues after provision for loan losses, interest income decreased from 45.9% for the quarter ended March 31, 2010 to 24.8% for the quarter ended March 31, 2011.

The following table sets forth components of net interest income for the quarters ended March 31, 2011 and 2010:

(In thousands)	Three Months Ended March 31,
	2011	2010
Cratos CLO loan contractual interest income	$5,602	$5,204
Cratos CLO ABS issued contractual interest expense	(1,116)	(1,080)

Net Cratos CLO contractual interest	4,486	4,124

Cratos CLO loan liquidity discount accretion	4,305	5,810
Cratos CLO ABS liquidity discount amortization	(7,298)	(7,059)

Net Cratos CLO liquidity discount amortization	(2,993)	(1,249)

Other interest income	713	564
Other interest expense	(226)	(101)

Total net interest income	$1,980	$3,338

Total net interest income decreased from $3.3 million for the quarter ended March 31, 2010 to $2.0 million for the quarter ended March 31, 2011 due to reduced loan liquidity discount accretion. As loans acquired in the 2009 acquisition of JMP Credit are sold or payoff, the remaining loan liquidity discount to amortize is reduced, thereby lowering the discount accretion and total net interest income.

The following table sets forth contractual interest income and expense related to Cratos CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Three Months Ended March 31, 2011
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interst Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
Cratos CLO loan contractual interest income	$5,602	$445,350	5.03%	0.30%	4.73%
Cratos CLO ABS issued contractual interest expense	(1,116)	(431,003)	1.04%	0.30%	0.74%

Net Cratos CLO contractual interest	4,486	N/A	N/A	N/A	N/A

	Three Months Ended March 31, 2010
(In thousands)	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interst Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
Cratos CLO loan contractual interest income	$5,204	$407,279	5.11%	0.26%	4.85%
Cratos CLO ABS issued contractual interest expense	(1,080)	(432,895)	1.00%	0.26%	0.73%

Net Cratos CLO contractual interest	4,124	N/A	N/A	N/A	N/A

At JMP Credit, for the quarter ended March 31, 2011, total interest income of $10.4 million was comprised of contractual interest on Cratos CLO loans of $5.6 million, purchase discounts and other deferred fee amortization of $0.5 million and non-cash liquidity discount amortization of $4.3 million. Contractual interest was earned on 196 performing loans held by Cratos CLO. Of the non-cash liquidity discount amortization of $4.3 million, $1.2 million was accelerated due to unscheduled principal payments on these loans. The annualized weighted average contractual interest rate (excluding the liquidity discount accretion) on the performing loans was 5.03% with a spread to weighted average LIBOR of 4.73% for the quarter ended March 31, 2011. The Company did not recognize any interest income, other than the accretion of liquidity discounts on those loans deemed impaired at the acquisition of Cratos, 4 impaired loans with an aggregate weighted average loan balance of $11.3 million that were on non-accrual status during the quarter.

At JMP Credit for the quarter ended March 31, 2010, total interest income of $11.5 million was mainly comprised of interest earned on our 122 performing loans of $5.2 million, amortization of purchase discounts and other deferred fees of $0.5 million and the non-cash amortization of the liquidity discounts on our loans of $5.8 million. Of the non-cash liquidity discount amortization of $5.8 million, $0.4 million was accelerated due to unscheduled principal payments on these loans. The annualized weighted average interest rate on the loans was 5.11% with a spread to weighted average LIBOR of 4.85% for the quarter ended March 31, 2010. The Company did not recognize any interest income, other than the accretion of liquidity discounts, for 10 impaired loans with an aggregate weighted average loan balance of $71.3 million that were on non-accrual status during the quarter.

Interest Expense

Interest expense increased $0.4 million, or 4.9%, from $8.2 million for the three months ended March 31, 2010 to $8.6 million for the same period in 2011. The increase was primarily related to JMP Credit, which recorded interest expense of $8.2 million and $8.4 million for the three months ended March 31, 2010 and 2011, respectively.

At JMP Credit, for the quarter ended March 31, 2011, interest expense of $8.4 million was comprised of interest expense on ABS issued of $1.1 million and non-cash amortization of the liquidity discount on the ABS issued of $7.3 million. The annualized weighted average cost of funds (excluding the liquidity discount amortization) for the ABS issued during the quarter was 1.04% with a spread to weighted average LIBOR of 0.74%.

At JMP Credit, for the quarter ended March 31, 2010, interest expense of $8.2 million was comprised of interest expense on ABS issued of $1.1 million and non-cash amortization of the liquidity discount on the ABS issued of $7.1 million. The annualized weighted average cost of funds for the ABS issued during the quarter was 1.00% with a spread to weighted average LIBOR of 0.73%.

Provision for Loan Losses

Provision for loan losses was $0.2 million for the quarter ended March 31, 2010 and March 31, 2011. For both quarters ended March 31, 2010 and 2011, the provision against loans collateralizing ABS issued of $0.2 million was recorded as a general reserve against performing loans that were purchased after the Cratos acquisition.

Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, increased $12.7 million, or 81.9%, from $15.5 million for the quarter ended March 31, 2010 to $28.2 million for the quarter ended March 31, 2011.

Employee payroll, taxes and benefits, and consultant fees, increased $0.5 million, or 5.6%, from $8.3 million for the quarter ended March 31, 2010 to $8.8 million for the same period in 2011 primarily due to severance payments made during the quarter ended March 31, 2011.

Performance-based bonus and commission increased $12.7 million, or 201.4%, from $6.3 million for the quarter ended March 31, 2010 to $19.0 million for the quarter ended March 31, 2011. The increase was primarily due to a the increase in total net revenues after provision for loan losses from $25.2 million for the quarter ended March 31, 2010 to $42.9 million for the same period in 2011. In addition, the Company recorded a performance based bonus accrual for senior management of $1.9 million for the quarter ended March 31, 2011 but did not record such accrual for the same period in 2010.

Equity-based compensation decreased $0.4 million, or 49.4%, from $0.9 million for the quarter ended March 31, 2010 to $0.5 million for the quarter ended March 31, 2011 primarily due to a $0.3 million reduction in the amortization expense for RSUs granted in connection with the initial public offering. The total equity-based compensation expense for the quarter ended March 31, 2010 and 2011 included $0.7 million and $0.3 million, respectively, recognized for RSUs granted in connection with the initial public offering and $0.2 million and $0.1 million, respectively, recognized for RSUs granted after the initial public offering.

Compensation and benefits as a percentage of revenues increased from 61.5% of total net revenues after provision for loan losses for the quarter ended March 31, 2010 to 65.8% for the same period in 2011. This was primarily due to a higher compensation to revenue ratio for the quarter ended March 31, 2010 compared to 2011 reflecting the higher employee discretionary bonus. Excluding expense related to RSUs of $0.5 million, compensation and benefits as a percentage of total net revenues after provision for loan losses was 64.7% for the quarter ended March 31, 2011.

Administration

Administration expenses increased $0.1 million, or 4.7%, from $1.0 million for the quarter ended March 31, 2010 to $1.1 million for the quarter ended March 31, 2011. As a percentage of total net revenues after provision for loan losses, administration expense decreased from 4.1% for the quarter ended March 31, 2010 to 2.5% for the same period in 2011.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees decreased $0.3 million, or 18.8%, from $1.4 million for the quarter ended March 31, 2010 to $1.1 million for the quarter ended March 31, 2011. The decrease was primarily due to a decrease in trading volume. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees increased from 5.4% for the quarter ended March 31, 2010 to 2.6% for the same period in 2011.

Travel and Business Development

Travel and business development expense decreased $0.2 million, or 27.2%, from $0.9 million for the quarter ended March 31, 2010 to $0.7 million for the quarter ended March 31, 2011. The decrease primarily reflects a decrease in travel volume. In addition, reimbursements from clients increased $0.1 million. As a percentage of total net revenues after provision for loan losses, travel and business development expense decreased from 3.6% for the quarter ended March 31, 2010 to 1.6% for the same period in 2011.

Communications and Technology

Communications and technology expense decreased $0.2 million, or 14.2%, from $1.1 million for the quarter ended March 31, 2010 to $0.9 for the quarter ended March 31, 2011. As a percentage of total net revenues after provision for loan losses, communications and technology expense decreased from 4.3% for the quarter ended March 31, 2010 to 2.1% for the same period in 2011.

Impairment Loss on Purchased Management Contract

On June 11, 2010, the Company agreed to purchase the collateral management contracts for two collateralized loan obligations, or CLOs, from Princeton Advisory Group, Inc., for up to $5.0 million. The transfers of the contracts were subject to the receipt of certain consents and other conditions. On September 8, 2010, the Company completed the purchase of one of the two management contracts for $3.8 million, and the contract was transferred to JMPCA. However, since a single investor had previously acquired control of the right to transfer the management contract without cause at any time with 90 days’ notice, the Company recorded an impairment charge of $2.8 million for the quarter ended September 30, 2010. The Company later restructured the transaction to provide the Company with indemnity from the seller in the amount of $2.6 million, which is collateralized by certain assets and $1.0 million in cash. The Company determined the initial carrying value of the purchased management contract to be $1.0 million. The Company amortized the purchased management contract on a straight-line basis over its estimated life of 2.5 years corresponding to the indemnity period through February 2013 and tests it for impairment whenever events or changes in circumstances suggest that the asset’s carrying value may not be fully recoverable. During the fourth quarter of 2010, the Company was released from the obligation to purchase the second CLO management contract from Princeton Advisory Group, Inc. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value. The Company has determined that the carrying value of the purchased management contract was impaired and recorded a $0.7 million impairment charge for the quarter ended March 31, 2011. In addition, the Company revised the estimated useful life of the asset and expects the remaining carrying value of $0.1 million, net of accumulated amortization to be amortized in the second quarter of 2011.

Professional Fees

Professional fees decreased $0.3 million, or 27.4%, from $1.0 million for the quarter ended March 31, 2010 to $0.7 million for the quarter ended March 31, 2011. As a percentage of total net revenues after provision for loan losses, professional fees decreased from 3.9% for the quarter ended March 31, 2010 to 1.7% for the same period in 2011.

Other Expenses

Other expenses were $0.9 million for both quarters ended March 31, 2010 and March 31, 2011. As a percentage of total net revenues after provision for loan losses, other expenses decreased from 3.8% for the quarter ended March 31, 2010 to 2.2% for the same period in 2011.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest increased $2.3 million from $0.3 million for the quarter ended March 31, 2010 to $2.6 million for the quarter ended March 31, 2011. Noncontrolling interest for the quarter ended March 31, 2011 includes the interest of third parties in Cratos CLO and HGC, partially-owned subsidiaries consolidated in our financial statements. The members of HGC do not have substantive kick-out rights, and therefore, HGC has been consolidated from inception on April 1, 2010. Noncontrolling interest for the quarter ended March 31, 2010 relates to the interest of third parties in JMP Credit and HMOP, partially-owned subsidiaries consolidated in our financial statements. From May 1, 2009 through December 31, 2010, HMOP was consolidated in our financial statements. On December 31, 2010, HMOP was liquidated.

Provision for Income Taxes

For the quarter ended March 31, 2011 and 2010, we recorded tax expense of $2.5 million and $1.4 million, respectively. The effective tax rate for the quarter ended March 31, 2011 and 2010 was 28.9% and 40.7%, respectively. The 11.8% decrease in the effective tax rate for the quarter ended March 31, 2011 compared to same period in 2010 was primarily attributable to the income associated with HGC which is consolidated on a book basis but not for tax purposes.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital and liquidity for the three months ended March 31, 2011 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of March 31, 2011, we had net liquid assets of $64.1 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, note payable and noncontrolling interest. We have satisfied our capital and liquidity requirements primarily through the net proceeds from the initial public offering and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. At March 31, 2011 and December 31, 2010, the Company had Level 3 assets (financial instruments whose fair value was determined using unobservable inputs that are not corroborated by market data) of $16.3 million and $14.9 million, respectively, which represented 2.6% and 2.3% of total assets, respectively.

Liquidity Considerations Related to Cratos CLO

On April 7, 2009, we invested $4.0 million of cash and granted $3.0 million original par amount, with a $2.3 million estimated fair value, of contingent consideration (a zero coupon note) to acquire 100% of the membership interests and net assets of $7.5 million of Cratos. In December 2009, we repurchased the contingent consideration for $1.8 million. As we own approximately 94% of the subordinated securities of the CLO, in accordance with the authoritative guidance under GAAP on accounting for consolidation of variable interest entities, we are the primary beneficiary and are required to consolidate all of the assets and liabilities of the CLO securitization structure even though it is a bankruptcy remote entity with no recourse to us.

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

Cratos CLO must comply with certain asset coverage tests, such as tests that restrict the amount of discounted obligations and obligations rated “CCC” or lower it can hold. During any time the CLO exceeds such a limit, our ability, as the manager of Cratos CLO, to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, defaulted obligations, discounted assets (those purchased below 85% of their par value) and assets rated “CCC” or lower in excess of applicable limits in the CLO’s investment criteria are not given full par credit for purposes of calculation of the CLO overcollateralization (“OC”) tests. Even though we were in compliance with all OC tests on the determination dates in February 2011, November, August and May 2010, on the quarterly determination dates in February 2010, August and November 2009, Cratos CLO was in violation of its Class E OC test. In order to remedy the deficiency, we were required to use $10.2 million of the CLO’s residual cash flows to pay down Class A note holders, rather than distribute the funds to us as owners of the CLO’s subordinated notes. If Cratos CLO were to violate the Class E test, or any more senior tests, we would be required to pay down the most senior notes with the residual cash flows until the violation was cured. In the most extreme case, if the CLO were in violation of the most senior OC test, the Class A note holders would have the ability to declare an event of default and cause an acceleration of all principal and interest outstanding on the notes.

For financial reporting purposes, the loans and asset-backed securities of Cratos CLO are consolidated on our balance sheet. The loans are reported at their cost adjusted for amortization of liquidity discount and credit reserves, both of which were recorded at the Cratos acquisition date, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discount only. At March 31, 2011, we had $416.9 million of loans collateralizing asset-backed securities, net, $18.9 million of restricted cash and $1.2 million of interest receivable funded by $358.6 million of asset-backed securities issued, net, and interest payable of $0.5 million. These assets and liabilities represented 69.8% of total assets and 75.0% of total liabilities respectively, reported on our consolidated statement of financial condition at March 31, 2011.

The tables below summarize the loans held by Cratos CLO grouped by range of outstanding balance, industry and Moody’s Investors Services, Inc. rating category as of March 31, 2011.

(Dollars in thousands)	As of March 31, 2011
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal
$0 - $500	16	11/2014 - 2/2018	$6,988
$501 - $2,000	85	6/2013 - 9/2019	120,094
$2,001 - $5,000	89	10/2012 - 3/2018	272,499
$5,001 - $10,000	9	11/2011 - 3/2016	59,180

Total	199		$458,761

(Dollars in thousands)	As of March 31, 2011
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Healthcare, Education & Childcare	22	$60,156	13.1%
Retail Store	14	36,007	7.8%
Telecommunications	16	29,262	6.4%
Electronics	11	26,291	5.7%
Leisure , Amusement, Motion Pictures & Entertainment	10	21,916	4.8%
Chemicals, Plastics and Rubber	11	21,852	4.8%
Personal, Food & Misc Services	12	21,391	4.7%
Beverage, Food & Tobacco	8	17,779	3.9%
Hotels, Motels, Inns and Gaming	5	17,296	3.8%
Utilities	5	16,992	3.7%
Aerospace & Defense	9	16,558	3.6%
Diversified/Conglomerate Service	9	16,133	3.5%
Diversified/Conglomerate Mfg	6	14,751	3.2%
Personal &Non-Durable Consumer Products	5	14,351	3.1%
Cargo Transport	3	14,159	3.1%
Insurance	3	14,083	3.1%
Printing & Publishing	4	11,091	2.4%
Automobile	5	9,169	2.0%
Banking	3	8,734	1.9%
Buildings and Real Estate	4	8,343	1.8%
Farming & Agriculture	4	7,901	1.7%
Finance	4	7,745	1.7%
Containers, Packaging and Glass	4	7,620	1.7%
Machinery (Non-Agriculture,Non-Construction & Non-Electronic)	4	7,450	1.6%
Personal Transportation	3	7,080	1.5%
Ecological	3	6,293	1.4%
Textiles & Leather	4	4,855	1.1%
Mining, Steel, Iron and Non-Precious Metals	2	4,461	1.0%
Grocery	2	2,980	0.6%
Broadcasting & Entertainmt.	2	2,450	0.5%
Diversified Natural Resources, Precious Metals and Minerals	1	2,244	0.5%
Oil & Gas	1	1,368	0.3%

Total	199	$458,761	100.0%

(Dollars in thousands)	As of March 31, 2011
Moody’s Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
Baa3	1	$5,818	1.3%
Ba1	12	33,239	7.2%
Ba2	19	42,933	9.4%
Ba3	33	80,886	17.6%
B1	50	100,165	21.8%
B2	66	136,982	29.9%
B3	14	39,487	8.6%
Caa1	1	8,343	1.8%
Caa2	1	4,861	1.1%
Ca	1	2,484	0.5%
NR	1	3,563	0.8%

Total	199	$458,761	100.0%

Other Liquidity Considerations

As of March 31, 2011 the Company had two term loans with City National Bank (“CNB”) in the aggregate amount of $25.8 million under the Credit Agreement entered into on August 3, 2006. One of the loans with CNB had $21.0 million outstanding at March 31, 2011. On December 31, 2010, pursuant to the provisions of the third amendment to the Credit Agreement, the outstanding revolving loan of $21.0 million was converted into a single term loan of $21.0 million which will fully matures on December 31, 2013. The Company also had $4.8 million outstanding on its other term loan with CNB as of March 31, 2011. As of December 31, 2010, the revolving line of credit was no longer available for future use by the Company.

Both term loans bear interest at LIBOR plus 2.25%. On May 29, 2010 the Company entered into an interest rate cap with the lender to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the counterparty in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the line of credit and term loan to such rate. The cap had an initial notional principal amount of $27.1 million (as the remaining balance available under the revolving line of credit was drawn down on July 1, 2010), indexed to LIBOR and amortizes in accordance with the amortization of the revolving line of credit and term loan. The notional principal amount of the cap was $25.8 million at March 31, 2011, with a recorded fair value of $0.1 million. Changes in the fair value are recorded in other comprehensive income.

Subsequent to the quarter end, on April 8, 2011, JMP Securities entered into a $20.0 million revolving line of credit with City National Bank to be used for regulatory capital purposes during its securities underwriting activities. Draws on the revolving line of credit bear interest at the rate of prime and are available through April 8, 2012 on which date, if there is an existing outstanding amount, it coverts to a loan that matures on April 8, 2013.

In January 2008, we and certain affiliated entities completed the acquisition of 1.0 million shares of Series A Cumulative Redeemable Convertible preferred stock of New York Mortgage Trust, Inc. (“NYMT”), a publicly traded real estate investment trust (“REIT”) engaged in the investment management of mortgage-backed securities and high credit quality residential adjustable rate mortgage loans, at a price per share of $20.00, for a total of $20.0 million. The investment was comprised of $5.0 million from JMP Group Inc., $5.0 million from certain funds managed by HCS, and $10.0 million from JMP Realty Trust (“JMPRT”), which was an affiliated REIT managed by HCS. We entered into an advisory agreement between HCS and NYMT to manage certain non-agency assets. The advisory agreement was terminated effective July 26, 2010 upon execution of an amended and restated advisory agreement between HCS and NYMT. Under the amended advisory agreement, HCS manages certain assets of NYMT, which are subject to the base advisory fee and incentive fee calculations, and receives an annual consulting fee equal to $1.0 million. On December 31, 2010, all of the 1.0 million shares of Series A Cumulative Redeemable Convertible preferred stock of NYMT owned by JMP Group Inc. and the affiliated entities mentioned above were redeemed at a price per share of $20.00 for a total of $20.0 million. Under the amended advisory agreement, we have a minimum $10.0 million of investment commitment in NYMT’s common stock, subject to certain adjustments for variations in NYMT’s stock price subsequent to the effective date of the agreement. At March 31, 2011, we had an investment in NYMT’s common stock of $10.1 million which represented 15.2% of NYMT’s outstanding shares of common stock.

The timing of bonus compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees and managing directors are generally paid semi-monthly during the year, bonus compensation, which makes up a larger portion of total compensation, is generally paid once a year during the first two months of the following year. In February 2011, we paid out $33.8 million of cash bonuses for 2010, excluding employer payroll tax expense.

The Company currently intends to declare quarterly cash dividends on all outstanding shares of common stock. The Company currently does not plan to pay dividends on unvested shares of restricted stock. In March 2011, the Company’s board of directors declared a quarterly cash dividend of $0.02 per share of common stock which the Company paid in April 2011 for the fourth quarter of 2010.

During the three months ended March 31, 2011, the Company repurchased 218,799 shares of the Company’s common stock at an average price of $8.32 per share for an aggregate purchase price of $1.8 million. All the shares repurchased during the three months ended March 31, 2011, were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company.

We had total restricted cash of $32.3 million comprised primarily of $18.9 million of restricted cash at JMP Credit on March 31, 2011. This balance was comprised of $3.6 million in interest received from loans in the CLO and $15.3 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLO. The principal restricted cash will be used to buy additional loans.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule. We use the basic method permitted by the Uniform Net Capital Rule to compute net capital, which generally requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of $29.2 million and $29.7 million, which were $28.1 million and $28.7 million in excess of the required net capital of $1.1 million and $1.0 million at March 31, 2011 and December 31, 2010, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.55 to 1 and 0.39 to 1 at March 31, 2011 and December 31, 2010, respectively.

A condensed table of cash flows for the three months ended March 31, 2011 and 2010 is presented below.

(Dollars in thousands)	Three Months Ended March 31,		Change from 2010 to 2011
	2011	2010	$	%
Cash flows used in operations	$(13,301)	$(51,926)	$38,625	74.4%
Cash flows (used in) provided by investing activities	(1,151)	8,529	(9,680)	N/A
Cash flows provided by (used in) financing activities	(1,777)	(4,580)	2,803	61.2%

Total cash flows	$(16,229)	$(47,977)	$31,748	66.2%

(Dollars in thousands)	Three Months Ended March 31,		Change from 2009 to 2010
	2010	2009	$	%
Cash flows used in operations	$(51,926)	$(10,845)	$(41,081)	-378.8%
Cash flows provided by (used in) investing activities	8,529	(3,003)	11,532	N/A
Cash flows (used in) provided by financing activities	(4,580)	1,199	(5,779)	N/A

Total cash flows	$(47,977)	$(12,649)	$(35,328)	-279.3%

Cash Flows for the Three Months Ended March 31, 2011

Cash decreased by $16.2 million during the three months ended March 31, 2011, primarily as a result of cash used in operating activities.

Our operating activities used $13.3 million of cash from the net income of $6.1 million, adjusted for the cash used in the change in operating assets and liabilities of $13.5 million and non-cash revenue and expense items of $5.9 million. The non-cash revenue and expense items included gain on sale and payoff of loans of $6.8 million, net amortization expense of liquidity discount of $3.0 million.

Our investing activities used $1.2 million of cash primarily due to funding of loans collateralizing ABS of $90.5 million, purchases of other investments of $2.9 million, partly offset by cash provided by sales and payoff of loans collateralizing ABS of $78.8 million, repayments on loans collateralizing ABS of $6.8 million, change in restricted cash used for lending activities of $4.8 million and sales of other investments of $2.2 million.

Our financing activities used $1.8 million of cash primarily due to repurchase of our common stock for treasury of $1.8 million, repayment of a note payable of $0.4 million, cash payments to noncontrolling interest holders of $0.7 million and dividends of $0.4 million to our stockholders, partly offset by capital contributions from noncontrolling interest holders of $1.6 million.

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

Our investing activities provided $8.5 million of cash, which was primarily due to cash provided by sales and payoff of loans collateralizing ABS of $34.2 million, repayments on loans collateralizing ABS of $26.9 million, net change in restricted cash reserved for lending activities of $10.6 million and sales of other investments of $21.3 million, offset by cash used in funding of loans collateralizing ABS of $67.5 million and purchases of other investments of $16.7 million.

Our financing activities used $4.6 million of cash primarily due to repayment of asset- backed securities issued of $3.5 million and repurchase of our common stock for treasury of $0.8 million.

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

In connection with Cratos CLO, the Company had unfunded commitments to lend of $2.0 million and standby letters of credit of $0.4 million as of March 31, 2011. These commitments do not extend to JMP Group Inc. See Note 21 of the Notes to the consolidated financial statements for more information on the financial instruments with off-balance sheet risk in connection with Cratos CLO.

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

We had no other material off-balance sheet arrangements as of March 31, 2011. However, as described below under “Qualitative and Quantitative Disclosures About Market Risk—Credit Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $23.6 million as of March 31, 2011. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $10.7 million as of March 31, 2011.

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

Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. Marketable securities owned, other investments, including warrant positions and investments in partnerships in which HCS is the general partner, and marketable securities sold, but not yet purchased, are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item principal transactions in the Consolidated Statements of Operations.

Fair value of our financial instruments is generally obtained from quoted market prices, broker or dealer price quotations, or alternative pricing methodologies that we believe offer reasonable levels of price transparency. To the extent that certain financial instruments trade infrequently or are non-marketable securities and, therefore, do not have readily determinable fair values, we estimate the fair value of these instruments using various pricing models and the information available to us that we deem most relevant. Among the factors considered by us in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, the Black-Scholes Options Valuation methodology and other factors generally pertinent to the valuation of financial instruments.

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

Also included in other investments are warrants on public and private common stock, private equity securities owned by HGC and JMP Capital, the investments in private companies sponsored by HCS and JMP Capital and an interest rate cap derivative instrument. The warrants on public and private common stock are generally received as a result of investment banking transactions and are valued at estimated fair value as determined by management. Warrants owned are valued at the date of issuance and marked-to-market as unrealized gains and losses until realized. Estimated fair value is determined using the Black-Scholes Options Valuation methodology. The fair value of the private equity securities owned by HGC and JMP Capital is determined by the Company using comparable public company metrics discounted for private company market illiquidity. The interest rate cap derivative instrument fair value is determined from counterparty price quotations. The investments in private companies sponsored by HCS and JMP Capital are carried at cost and evaluated for impairment on a quarterly basis.

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

Purchased Management Contract

Purchased management contract relates to the CLO contract the Company purchased from Princeton Advisory Group, Inc. on September 8, 2010 and is included in other assets on the Consolidated Statements of Financial Condition. The purchased management contract is amortized over its estimated life. The Company tests the purchased management contract for impairment whenever events or changes in circumstances suggest that the asset’s carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value (See Note 8).

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

Our management, with the participation of the Chairman and Chief Executive Officer (the principal executive officer) and the Chief Financial Officer (the principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors included in our December 31, 2010 annual report on Form 10-K continue to apply to us, and describe risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. There have not been any material changes from the risk factors previously described in our December 31, 2010 annual report on Form 10-K, except for the addition of the following risk factor.

Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, could reduce the price that our common stock might otherwise attain.

On April 21, 2011, the Company entered into an Equity Distribution Agreement with Keefe, Bruyette & Woods, Inc. and Sandler O’Neill & Partners, L.P. (collectively, the “Placement Agents”). Pursuant to the Distribution Agreement, the Company may offer and sell up to 3,000,000 shares of its common stock, $0.001 par value per share, from time to time through the Placement Agents, as the Company’s agents for the offer and sale of the securities, or to the Placement Agents for resale. The sales, if any, of the securities under the Distribution Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, on any other existing trading market for the Securities or to or through a market maker. Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2011.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2011 to January 31, 2011	11,187	(2)	$7.49	11,187	469,816
February 1, 2011 to February 28, 2011	16,084	(2)	$8.79	16,084	453,732
March 1, 2011 to March 31, 2011	191,528	(2)	$8.33	191,528	262,204

Total	218,799			218,799

(1)	A 1.5 million share repurchase program authorized in August and November 2007 was fully executed as of January 18, 2008. On March 10, 2008, March 3, 2009 and May 4, 2010, the Company’s board of directors authorized the repurchase of an additional 2.0 million shares during the subsequent eighteen months, the repurchase of an additional 0.5 million shares during the subsequent twelve months, and the repurchase of an additional 1.0 million shares during the subsequent eighteen months, respectively.
(2)	For certain restricted stock units, the number of shares issued upon settlement of the restricted stock units was net of the statutory tax withholding requirements that we paid on behalf of our employees. The total number of shares purchased in January, February and March 2011 represents the shares that were not issued to employees in connection with the settlement of restricted stock units, and therefore such shares were deemed to have been purchased by the Company.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2011

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