Form 10-Q
period 2011-06-30
JMP Group Inc.
filed 2011-08-04
CIK 1383803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011 OR

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of July 31, 2011 was 22,387,627.

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

JMP Group Inc.

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$61,445	$71,114
Restricted cash and deposits (includes cash on deposit with clearing broker of $255 at June 30, 2011 and December 31, 2010)	44,129	47,718
Receivable from clearing broker	1,550	1,331
Investment banking fees receivable, net of allowance for doubtful accounts of $0 at June 30, 2011 and December 31, 2010	7,227	9,764
Marketable securities owned, at fair value	25,560	23,748
Incentive fee receivable	3,861	763
Other investments (of which $52,595 and $38,672 at fair value at June 30, 2011 and December 31, 2010, respectively)	52,894	38,702
Loans held for investment, net of allowance for loan losses	0	813
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	415,618	400,763
Interest receivable	1,076	1,163
Fixed assets, net	2,065	1,481
Deferred tax assets	24,278	32,507
Other assets	8,015	7,998

Total assets	$647,718	$637,865

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$12,619	$10,669
Accrued compensation	27,520	37,424
Asset-backed securities issued	366,080	351,322
Interest payable	554	570
Note payable	23,590	26,209
Deferred tax liability	30,249	36,176
Other liabilities	32,831	33,443

Total liabilities	493,443	495,813

Commitments and Contingencies
JMP Group Inc. Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,387,627 and 22,069,741 shares issued at June 30, 2011 and December 31, 2010, respectively; 22,387,627 and 21,737,367 shares outstanding at June 30, 2011 and December 31, 2010, respectively	22	22
Additional paid-in capital	123,689	128,151
Treasury stock, at cost, 0 and 332,374 shares at June 30, 2011 and December 31, 2010, respectively	0	(2,210)
Accumulated other comprehensive loss	(102)	(63)
Retained earnings	8,751	4,696

Total JMP Group Inc. stockholders’ equity	132,360	130,596
Noncontrolling Interest	21,915	11,456

Total equity	154,275	142,052

Total liabilities and equity	$647,718	$637,865

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Financial Condition - (Continued)

(Unaudited)

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated VIE included in total assets and total liabilities above:

	June 30, 2011	December 31, 2010
Restricted cash	$29,127	$23,821
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	415,618	400,763
Interest receivable	1,075	1,162
Deferred tax assets	9,785	15,685
Other assets	77	41

Total assets of consolidated VIE	$455,682	$441,472

Asset-backed securities issued	366,080	351,322
Interest payable	525	545
Deferred tax liability	28,097	34,110
Other liabilities	1,274	379

Total liabilities of consolidated VIE	$395,976	$386,356

The asset-backed securities issued by the VIE are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, only the assets of the VIE can be used to settle the obligations of the VIE.

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Investment banking	$10,059	$10,635	$30,284	$16,104
Brokerage	6,187	7,690	12,472	15,360
Asset management fees	6,046	3,142	9,199	6,033
Principal transactions	2,554	411	6,184	1,833
Gain on sale and payoff of loans	6,837	15,762	13,608	19,242
Net dividend income	298	499	548	1,115
Other income	682	305	1,510	801

Non-interest revenues	32,663	38,444	73,805	60,488

Interest income	7,728	13,003	18,348	24,581
Interest expense	(8,796)	(8,310)	(17,436)	(16,550)

Net interest income (expense)	(1,068)	4,693	912	8,031

Provision for loan losses	(134)	(291)	(354)	(455)

Total net revenues after provision for loan losses	31,461	42,846	74,363	68,064

Non-interest expenses
Compensation and benefits	22,017	30,592	50,248	46,112
Administration	1,744	1,974	2,814	2,995
Brokerage, clearing and exchange fees	1,179	1,223	2,277	2,574
Travel and business development	791	1,001	1,461	1,921
Communications and technology	995	1,073	1,916	2,146
Occupancy	777	671	1,442	1,322
Professional fees	797	813	1,505	1,788
Depreciation	179	169	337	337
Impairment loss on purchased management contract	0	0	700	0
Other	134	214	238	344

Total non-interest expenses	28,613	37,730	62,938	59,539

Income before income tax expense	2,848	5,116	11,425	8,525
Income tax expense	1,281	2,102	3,764	3,491

Net income	1,567	3,014	7,661	5,034
Less: Net income attributable to noncontrolling interest	49	798	2,605	1,100

Net income attributable to JMP Group Inc.	$1,518	$2,216	$5,056	$3,934

Net income attributable to JMP Group Inc. per common share:
Basic	$0.07	$0.10	$0.23	$0.18
Diluted	$0.07	$0.10	$0.22	$0.18
Dividends declared per common share	$0.03	$0.02	$0.05	$0.03
Weighted average common shares outstanding:
Basic	22,254	21,654	22,050	21,633
Diluted	22,613	22,295	22,720	22,378

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

(In thousands)

	JMP Group Inc. Stockholders’ Equity
						Accumulated
	Common Stock			Additional		Other
			Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Loss	Interest	Income	Total Equity
Balance, December 31, 2010	22,070	$22	$(2,210)	$128,151	$4,696	$(63)	$11,456	$33,206	$142,052
Net income	0	0	0	0	5,056	0	2,605	7,661	7,661
Additonal paid-in capital - stock-based compensation	0	0	0	(8,295)	0	0	0	0	(8,295)
Additonal paid-in capital - excess tax benefit related to stock-based compensation	0	0	0	(335)	0	0	0	0	(335)
Cash dividends paid to shareholders	0	0	0	0	(1,001)	0	0	0	(1,001)
Purchases of shares of common stock for treasury	0	0	(3,320)	0	0	0	0	0	(3,320)
Reissuance of shares of common stock from treasury	0	0	5,530	431	0	0	0	0	5,961
Common stock issued	304	0	0	3,737	0	0	0	0	3,737
Distributions to noncontrolling interest holders	0	0	0	0	0	0	(900)	0	(900)
Unrealized gain on cash flow hedge, net of tax	0	0	0	0	0	(39)	0	(39)	(39)
Capital contributions from noncontrolling interest holders	0	0	0	0	0	0	8,754	0	8,754

Balance, June 30, 2011	22,374	$22	$0	$123,689	$8,751	$(102)	$21,915	$40,828	$154,275

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$7,661	$5,034
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	354	455
Accretion of deferred loan fees	(762)	(745)
Amortization of liquidity discount, net	8,533	686
Gain on sale and payoff of loans	(13,608)	(19,242)
Change in other investments:
Fair value	(4,618)	(1,002)
Incentive fees reinvested in general partnership interests	(2,410)	(530)
Impairment loss on purchased management contract	700	0
Depreciation and amortization of fixed assets	337	337
Stock-based compensation expense	1,026	2,317
Deferred income taxes	2,302	3,770
Net change in operating assets and liabilities:
Decrease in interest receivable	87	46
(Increase) in receivables	(925)	(1,540)
(Increase) in marketable securities	(1,812)	(9,237)
Decrease (increase) in restricted cash (excluding restricted cash reserved for lending activities), deposits and other assets	6,781	(7,584)
Increase in marketable securities sold, but not yet purchased	1,950	8,861
(Decrease) increase in interest payable	(16)	106
(Decrease) in accrued compensation and other liabilities	(10,139)	(15,187)

Net cash used in operating activities	(4,559)	(33,455)

Cash flows from investing activities:
Purchases of fixed assets	(921)	(641)
Purchases of other investments	(10,126)	(20,573)
Sales of other investments	4,576	25,150
Funding of loans collateralizing asset-backed securities issued	(160,044)	(164,579)
Funding of loans held for investment	0	(250)
Sale and payoff of loans collateralizing asset-backed securities issued	148,723	120,530
Principal receipts on loans collateralizing asset-backed securities issued	16,706	47,057
Principal receipts on loans held for investment	813	150
Net change in restricted cash reserved for lending activities	(5,410)	(3,209)

Net cash (used in) provided by investing activities	(5,683)	3,635

JMP Group Inc.

Consolidated Statements of Cash Flows - (Continued)

(Unaudited)

(In thousands)

Cash flows from financing activities:
Proceeds from issuance of note payable	0	5,000
Repayment of note payable	(2,619)	(868)
Repayment of asset-backed securities issued	0	(3,475)
Cash dividends paid to stockholders	(1,001)	(547)
Purchases of shares of common stock for treasury	(3,320)	(7,242)
Capital contributions of noncontrolling interest holders	8,748	4,149
Distributions to noncontrolling interest shareholders	(900)	0
Excess tax benefit related to stock-based compensation	(335)	(279)

Net cash provided by (used in) financing activities	573	(3,262)

Net decrease in cash and cash equivalents	(9,669)	(33,082)
Cash and cash equivalents, beginning of period	71,114	75,680

Cash and cash equivalents, end of period	$61,445	$42,598

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,594	$2,461
Cash paid during the period for taxes	$5,598	$1,376
Non-cash investing and financing activities:
Reissuance of shares of common stock from treasury related to vesting of restricted stock units and exercises of stock options	$5,530	$4,889

See accompanying notes to consolidated financial statements.

JMP GROUP INC.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

1. Organization and Description of Business

JMP Group Inc., together with its subsidiaries (collectively, the “Company”), is an independent investment banking and asset management firm headquartered in San Francisco, California. JMP Group Inc. completed its initial public offering on May 16, 2007, and also completed a corporate reorganization in connection with the initial public offering. The Company conducts its brokerage business through JMP Securities LLC (“JMP Securities”), its asset management business through Harvest Capital Strategies LLC (“HCS”), its corporate credit business through JMP Credit Corporation (“JMP Credit”) and JMP Credit Advisors LLC (“JMPCA”), and certain principal investments through JMP Capital LLC (“JMP Capital”). All of the above entities are wholly-owned subsidiaries. JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to, customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. Effective April 7, 2009, through its majority-owned subsidiary JMP Credit, the Company completed the acquisition of 100% of the membership interests of Cratos Capital Partners, LLC (changed its name to JMP Credit Advisors LLC on July 12, 2010) and its subsidiaries, including Cratos Capital Management, LLC (which collectively, “Cratos”), a manager of collateralized loan obligations (“CLO”), together with certain securities of Cratos CLO I, Ltd. (“Cratos CLO”). See Note 2 for further details regarding the ownership of Cratos CLO.

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

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities, HCS, JMP Capital, JMP Credit, JMPCA, and the partially-owned subsidiaries Harvest Growth Capital LLC (“HGC”) (effective April 1, 2010) and Cratos CLO. All material intercompany accounts and transactions have been eliminated in consolidation.

Harvest Mortgage Opportunities Partners (“HMOP”), a hedge fund managed by HCS, had been consolidated from May 1, 2009 through December 31, 2010. On December 31, 2010, HMOP was liquidated, with all of its partners redeeming their interests as of that date. The assets of HMOP were distributed to its partners in January 2011.

The Company follows the authoritative accounting guidance for the consolidation of variable interest entities (“VIEs”). Such guidance applies to VIEs, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. When the Company enters into a transaction with a VIE, the Company determines if it is the primary beneficiary of the VIE by performing a qualitative analysis of the VIE that includes a review of, among other factors, its capital structure, contractual terms, related party relationships, the Company’s fee arrangements and the design of the VIE. The Company performed this analysis for Cratos CLO and concluded that Cratos CLO is a VIE and that the Company, which manages the CLO and owns approximately 94% of the subordinated notes in the CLO, is deemed the primary beneficiary. As a result, the Company consolidates the assets and liabilities of the CLO and the underlying loans owned by the CLO entity are shown on our Consolidated Statements of Financial Condition under loans collateralizing asset-backed securities issued and the asset-backed securities (“ABS”) issued to third parties are shown under asset-backed securities issued. See Note 6 and Note 10 for the information pertaining to the loans owned and ABS issued by Cratos CLO, respectively.

HCS currently manages several asset management funds, which are structured as limited partnerships, and is the general partner of each. In assessing whether or not to consolidate these funds, the Company follows the accounting guidance on determining whether a general partner controls a limited partnership. Such guidance provides that the presumption that the general partner controls the limited partnership may be overcome if the limited partners have substantive kick-out rights. Except for HMOP and HGC, the partnership agreements for these funds provide for the right of the limited partners to remove the general partners by a simple majority vote of the non-affiliated limited partners. Because of these substantive kick-out rights, the Company, as the general partner, does not control these funds, and therefore does not consolidate them except for HGC, and prior to December 31, 2010, HMOP. The Company accounts for its investments in these non-consolidated funds under the equity method of accounting. In December 2009, the accounting guidance on consolidation was amended to improve the financial reporting by entities involved in VIEs. In February 2010, the consolidation requirements under the amended accounting guidance were indefinitely deferred for a reporting entity’s interest in entities that have the attributes of an investment company or for which it is industry practice to apply the specialized industry accounting guidance for investment companies. The Company’s investments in the above asset management funds qualify for the deferral, and therefore the new consolidation requirements did not impact our accounting for these funds. If the deferral were to be removed, the Company would be required to evaluate these funds under the new accounting guidance, and based on such evaluation, some if not all of the funds may require consolidation.

Noncontrolling interest on the Consolidated Statements of Financial Condition at June 30, 2011 and December 31, 2010 relate to the interest of third parties in Cratos CLO and HGC, partially-owned subsidiaries consolidated in our financial statements. On August 6, 2010, the Company and individual employee security holders (the “Unitholders”) of JMP Credit entered into an Exchange Agreement providing for, among other things, an offer to buy the minority interest units and shares in JMP Credit held by the Unitholders in exchange for a combination of (i) restricted common stock of the Company par value $.001 per share, (ii) cash and (iii) certain Cratos CLO subordinated notes. In connection with the Exchange Agreement, the Company issued an aggregate of 381,310 shares of restricted stock and transferred 109 subordinated notes to the Unitholders and the Company received all the remaining units and shares of JMP Credit that it did not previously own. The restricted stock and the Cratos CLO notes are subject to limitations on transfer and repurchase rights of the Company in the event of certain terminations of the Unitholder’s employment with the Company or its affiliates through June 1, 2013. As a result of this transaction, the Company’s ownership of JMP Credit increased from approximately 93% to 100% and the Company’s ownership of Cratos CLO decreased from 100% to approximately 94% effective August 6, 2010.

JMP Realty Trust (“JMPRT”) was a real estate investment trust that was formed in June 2006. As of December 31, 2008, the Company owned 49.5% of JMPRT and certain employees owned 20.1%. Because of its ownership and management position, the Company consolidated JMPRT and recorded a noncontrolling interest through December 31, 2008. On January 2, 2009, all of the assets and liabilities within JMPRT were transferred to HMOP. HMOP was a Delaware limited partnership organized for the purposes of investing in real estate-related assets which may include investments in residential or commercial mortgages or loans, real estate and other assets, loans and participation in loans of all types, other specialty mortgage products, and securities. HCS was the general partner of HMOP. Because of substantive kick-out rights, the Company, as the general partner, did not control HMOP and therefore did not consolidate HMOP from January 2, 2009 through April 30, 2009. During the quarter ended June 30, 2009, several non-affiliated limited partners redeemed their interest in HMOP, and the remaining limited partners were no longer deemed to have substantive kick-out rights. As a result, the Company consolidated HMOP in its consolidated financial statements effective May 1, 2009. HMOP was liquidated on December 31, 2010, with all of its partners redeeming their interests as of that date. The assets of HMOP were distributed to its partners in January 2011.

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

On January 18, 2008, JMP Group Inc. and certain unconsolidated affiliates made an investment in Series A Cumulative Redeemable Convertible preferred stock of New York Mortgage Trust, Inc. (“NYMT”), a publicly traded real estate investment trust engaged in the investment management of mortgage-backed securities and high credit quality residential adjustable rate mortgage loans. Such investment by JMP Group Inc. and affiliated entities was $20.0 million in total, comprised of $5.0 million by JMP Group Inc., $5.0 million by certain funds managed by HCS, and $10.0 million by JMPRT. JMPRT’s investment in NYMT was transferred to HMOP on January 2, 2009. In addition, JMP Group Inc. invested $4.5 million in the common stock of NYMT on February 14, 2008 via a private investment in public equity (“PIPE”) transaction. The Series A Preferred Stock was convertible into shares of NYMT’s common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 1/2) shares of common stock for each share of Series A Cumulative Redeemable Convertible preferred stock. The Series A Cumulative Redeemable Convertible preferred stock was scheduled matured on December 31, 2010. JMP Group Inc. also entered into an advisory agreement between HCS and NYMT to manage certain non-agency assets. The advisory agreement was terminated effective July 26, 2010 upon execution of an amended and restated advisory agreement between HCS and NYMT. Under the amended advisory agreement, HCS manages certain assets of NYMT, which are subject to the base advisory fee and incentive fee calculations, and receives an annual consulting fee equal to $1.0 million. On December 31, 2010, all of the 1.0 million shares of Series A Cumulative Redeemable Convertible preferred stock of NYMT owned by JMP Group Inc. and certain of its affiliates matured and were redeemed at a price per share of $20.00 for a total of $20.0 million. Under the amended advisory agreement, in order to maintain certain rights under the agreement we are required to maintain a minimum $10.0 million of investment commitment in NYMT’s common stock, subject to certain adjustments for variations in NYMT’s stock price subsequent to the effective date of the agreement. At June 30, 2011 and December 31, 2010, the Company had an investment in NYMT’s common stock of $10.7 million and $10.0 million, respectively, which represented 15.2% of NYMT’s outstanding shares of common stock at both periods. Because of its current ownership and management position, the Company does not consolidate NYMT.

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

A summary of the revisions to the Consolidated Financial Statements as of June 30, 2010, September 30, 2010 and December 31, 2010 is as follows:

	As Previously Reported	Adjustment	As Revised
(In thousands, except per common share data)

Consolidated Statements of Operation

	For the Three Months Ended June 30, 2010
Income tax expense	$2,133	$(31)	$2,102
Net income	2,983	31	3,014
Net income attributable to JMP Group Inc.	2,185	31	2,216
Net income attributable to JMP Group Inc. per common share:
Basic	$0.10	$0.00	$0.10
Diluted	$0.10	$0.00	$0.10

	For the Six Months Ended June 30, 2010
Income tax expense	$3,522	$(31)	$3,491
Net income	5,003	31	5,034
Net income attributable to JMP Group Inc.	3,903	31	3,934
Net income attributable to JMP Group Inc. per common share:
Basic	$0.18	$0.00	$0.18
Diluted	$0.17	$0.01	$0.18

Consolidated Statements of Financial Condition

	As of June 30, 2010
Deferred tax assets	$41,994	$31	$42,025
Total assets	580,836	31	580,867
Retained earnings	2,203	31	2,234
Total JMP Group Inc. stockholders’ equity	121,276	31	121,307
Total equity	131,541	31	131,572
Total liabilities and equity	580,836	31	580,867

Consolidated Statements of Changes in Equity

	For the Six Months Ended June 30, 2010
Net Income	$3,903	$31	$3,934
Retained Earnings- Balance, June 30, 2010	2,203	31	2,234

	As Previously Reported	Adjustment	As Revised
(In thousands, except per common share data)

Consolidated Statements of Operation

	For the Three Months Ended September 30, 2010
Interest income	$11,525	$(23)	$11,502
Net interest income	2,986	(23)	2,963
Total net revenues after provision for loan losses	32,681	(23)	32,658
Income before income tax expense	4,579	(23)	4,556
Income tax expense	1,943	(407)	1,536
Net income	2,636	384	3,020
Net income attributable to JMP Group Inc.	1,431	384	1,815
Net income attributable to JMP Group Inc. per common share:
Basic	$0.07	$0.01	$0.08
Diluted	$0.06	$0.02	$0.08

	For the Nine Months Ended September 30, 2010
Interest income	$36,106	$(23)	$36,083
Net interest income	11,017	(23)	10,994
Total net revenues after provision for loan losses	100,745	(23)	100,722
Income before income tax expense	13,103	(23)	13,080
Income tax expense	5,464	(438)	5,026
Net income	7,639	415	8,054
Net income attributable to JMP Group Inc.	5,334	415	5,749
Net income attributable to JMP Group Inc. per common share:
Basic	$0.25	$0.02	$0.27
Diluted	$0.24	$0.02	$0.26

Consolidated Statements of Financial Condition

	As of September 30, 2010
Deferred tax assets	$37,727	$438	$38,165
Total assets	603,303	438	603,741
Other liabilities	28,289	23	28,312
Total liabilities	470,779	23	470,802
Retained earnings	753	415	1,168
Total JMP Group Inc. stockholders’ equity	122,124	415	122,539
Total equity	132,524	415	132,939
Total liabilities and equity	603,303	438	603,741

Consolidated Statements of Changes in Equity

	For the Nine Months Ended September 30, 2010
Net Income	$5,334	$415	$5,749
Retained Earnings - Balance, September 30, 2010	753	415	1,168

	As Previously Reported	Adjustment	As Revised
(In thousands, except per common share data)

Consolidated Statements of Operation

	For the Year Ended December 31, 2010
Investment banking revenues	$45,519	$58	$45,577
Non-interest revenues	134,507	58	134,565
Interest income	45,209	(47)	45,162
Net interest income	11,522	(47)	11,475
Total net revenues after provision for loan losses	144,702	11	144,713
Travel and business development	3,401	46	3,447
Administration	5,767	(15)	5,752
Professional fees	3,380	(300)	3,080
Total non-interest expenses	123,997	(269)	123,728
Income before income tax expense	20,705	280	20,985
Income tax expense	9,039	(462)	8,577
Net income	11,666	742	12,408
Net income attributable to JMP Group Inc.	8,861	742	9,603
Net income attributable to JMP Group Inc. per common share:
Basic	$0.41	$0.03	$0.44
Diluted	$0.40	$0.03	$0.43

Consolidated Statements of Financial Condition

	As of December 31, 2010
Investment banking fees receivable	$9,706	$58	$9,764
Deferred tax assets	32,542	(35)	32,507
Other assets	8,008	(10)	7,998
Total assets	637,852	13	637,865
Other liabilities	34,172	(729)	33,443
Total liabilities	496,542	(729)	495,813
Retained earnings	3,954	742	4,696
Total JMP Group Inc. stockholders’ equity	129,854	742	130,596
Total equity	141,310	742	142,052
Total liabilities and equity	637,852	13	637,865

Consolidated Statements of Changes in Equity

	For the Year Ended December 31, 2010
Net Income	$8,861	$742	$9,603
Retained Earnings - Balance, December 31, 2010	3,954	742	4,696

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

The Company’s principal transaction revenues for these categories for the three and six month periods ended June 30, 2011 and 2010 are as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Equity and other securities	$1,472	$(50)	$4,645	$1,295
Warrants and other investments	243	(43)	365	174
Investment partnerships	839	504	1,174	364

Total principal transaction revenues	$2,554	$411	$6,184	$1,833

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans consists of gains from the sale and payoff of loans collateralizing asset-backed securities at JMP Credit. Gains are recorded when the proceeds exceed our carrying value of the loan.

Interest Income

Interest income primarily relates to income earned on loans. Interest income on loans is comprised of the stated coupon as a percentage of the face amount receivable as well as accretion of accretable or purchase discounts and deferred fees, see Loans held for investment and Loans collateralizing asset-backed securities issued for more information. Interest income is recorded on the accrual basis in accordance with the terms of the respective loans unless such loans are placed on non-accrual status.

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

Restricted Cash and Deposits

Restricted cash and deposits include principal and interest payments that are collateral for the asset-backed securities issued by Cratos CLO. They also include proceeds from short sales deposited with brokers that cannot be removed unless the securities are delivered, cash collateral supporting standby letters of credit issued by JMP Credit, cash on deposit for operating leases, and cash on deposit with JMP Securities’ clearing broker. In addition, as of December 31, 2010, restricted cash and deposits included cash distributions payable to noncontrolling interest holders of HMOP of $10.5 million. HMOP was liquidated on December 31, 2010, with all of its partners redeeming their interests as of that date.

Restricted cash consisted of the following at June 30, 2011 and December 31, 2010:

(In thousands)	June 30, 2011	December 31, 2010
Principal and interest payments held as collateral for asset-backed securities issued	$28,879	$23,442
Cash collateral supporting standby letters of credit	248	379
Cash collateral supporting indemnity agreement (Note 8)	1,000	1,000
Proceeds from short sales	12,619	10,669
Cash distributions payable to noncontrolling interest holders	0	10,514
Deposit with clearing broker	255	255
Deposits for operating leases	1,128	1,459

	$44,129	$47,718

Receivable from Clearing Broker

The Company clears customer transactions through another broker-dealer on a fully disclosed basis. At both June 30, 2011 and December 31, 2010, the receivable from clearing broker consisted solely of commissions related to securities transactions.

Investment Banking Fees Receivable

Investment banking fees receivable include receivables relating to the Company’s investment banking or advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis. The allowance for doubtful accounts related to investment banking fees receivable were zero at June 30, 2011 and December 31, 2010.

Fair Value of Financial Instruments

The Company adopted amended accounting principles related to fair value measurements as of January 1, 2008. The amendment establishes a consistent framework for measuring fair value in accordance with GAAP and expands disclosures with respect to fair value measurements. The amendment applies to all financial instruments that are being measured and reported on a fair value basis. This includes those items currently reported in marketable securities owned, at fair value, other investments and marketable securities sold, not yet purchased, at fair value on the Consolidated Statements of Financial Condition. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 4 for the disclosures related to the fair value of our marketable securities and other investments.

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

The Company received dividends of $0.3 million and $0.5 million during the three months ended June 30, 2011 and 2010 respectively, on NYMT stock, which were recorded in net dividend income on our Consolidated Statements of Operations. The Company received dividends on NYMT stock of $0.6 million and $1.1 million during the six months ended June 30, 2011 and 2010 respectively, which were recorded in net dividend income on our Consolidated Statements of Operations. For the three months ended June 30, 2011 and 2010, the Company recorded unrealized gain of $0.5 million and unrealized loss of $0.5 million on the investments in NYMT. For the six months ended June 30, 2011 and 2010, the Company recorded unrealized gain of $0.7 million and loss of $0.3 million on the investments in NYMT. The unrealized gains and losses on our investments in NYMT are reported in principal transactions in the Consolidated Statements of Operations.

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

3. Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2011-04: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The adoption of ASU 2011-04 gives fair value the same meaning between U.S. generally accepted accounting principles and International Financial Reporting Standards (IFRS), and improves consistency of disclosures relating to fair value. As a result of this standard, an entity is required to add more robust disclosures regarding the sensitivity of fair value measurements categorized within Level 3 of the fair value hierarchy. The standard is effective for interim periods beginning after December 15, 2011. The adoption of ASU 2011-04 is expected to result in additional disclosures within our consolidated financial statements.

ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. In April 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2011-02, which amends the accounting guidance for troubled debt restructurings. The new standard provides additional guidance for creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The standard sets the effective dates for troubled debt restructuring disclosures required by recent guidance on credit quality disclosures. The standard is effective for interim and annual periods beginning on or after June 15, 2011, and is to be applied retrospectively to modifications occurring on or after the beginning of the annual period of adoption. For purposes of measuring impairments of receivables that are considered impaired as a result of applying the new guidance, the standard should be applied prospectively for the interim or annual period beginning on or after June 15, 2011. The adoption ASU 2011-02 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

The following tables provide fair value information related to the Company’s financial assets and liabilities at June 30, 2011 and December 31, 2010:

(In thousands)	Assets at Fair Value as of
	June 30, 2011
	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Marketable securities owned:
Equity securities	$25,560	$0	$0	$25,560

Total marketable securities owned	$25,560	$0	$0	$25,560

Other investments:
General partner investment in hedge funds	$0	$26,295	$0	$26,295
General partner investment in funds of funds	0	0	105	105

Total general partner investment in funds	0	26,295	105	26,400
Limited partner investment in private equity fund	0	0	3,184	3,184
Warrants	0	0	1,061	1,061
Private equity securities	0	4,715	17,200	21,915
Interest rate cap	35	0	0	35

Total other investments	$35	$31,010	$21,550	$52,595

(In thousands)	Assets at Fair Value as of
	December 31, 2010
	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Marketable securities owned:
Equity securities	$23,748	$0	$0	$23,748

Total marketable securities owned	$23,748	$0	$0	$23,748

Other investments:
General partner investment in hedge funds	$0	$23,629	$0	$23,629
General partner investment in funds of funds	0	0	102	102

Total general partner investment in funds	0	23,629	102	23,731
Limited partner investment in private equity fund	0	0	3,063	3,063
Warrants	0	0	532	532
Private equity securities	0	0	11,245	11,245
Interest rate cap	101	0	0	101

Total other investments	$101	$23,629	$14,942	$38,672

(In thousands)	Liabilities at Fair Value as of
	June 30, 2011
	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Marketable securities sold, but not yet purchased	$12,619	$0	$0	$12,619

(In thousands)	Liabilities at Fair Value as of
	December 31, 2010
	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Marketable securities sold, but not yet purchased	$10,669	$0	$0	$10,669

The tables below provide a reconciliation of the beginning and ending balances for the assets at fair value using significant unobservable inputs (Level 3) for the three months ended June 30, 2011 and 2010.

(In thousands)	Balance as of March 31, 2011	Purchases	Sales	Total gains (losses) - realized and unrealized included in earnings	Total gains (losses) - realized and unrealized included in other comprehensive income	Transfers in/(out) of Level 3	Balance as of June 30, 2011	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$106	$0	$0	$(1)	$0	$0	$105	$(1)
Limited partner investment in private equity fund	3,220	0	0	(36)	0	0	3,184	(36)
Warrants	805	0	0	256	0	0	1,061	256
Private equity securities	12,149	6,954	0	(198)	0	(1,705)	17,200	(198)

Total Level 3 assets	$16,280	$6,954	$0	$21	$0	$(1,705)	$21,550	$21

(In thousands)	Balance as of March 31, 2010	Purchases	Sales	Total gains (losses) - realized and unrealized included in earnings	Total gains (losses) - realized and unrealized included in other comprehensive income	Transfers in/(out) of Level 3	Balance as of June 30, 2010	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$3,018	$0	$(2,950)	$31	$0	$0	$99	$31
Limited partner investment in private equity fund	2,544	45	0	235	0	0	2,824	235
Limited partner investment in mortgage fund	584	0	(368)	(2)	0	0	214	(2)
Investment in NYMT convertible preferred stock	15,000	0	0	0	0	0	15,000	0
Warrants	233	0	0	(233)	0	0	0	(233)
Private equity securities	2,690	2,443	0	18	0	0	5,151	18

Total Level 3 assets	$24,069	$2,488	$(3,318)	$49	$0	$0	$23,288	$49

The tables below provide a reconciliation of the beginning and ending balances for the assets at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 and 2010.

(In thousands)	Balance as of December 31, 2010	Purchases	Sales	Total gains (losses) - realized and unrealized included in earnings	Total gains (losses) - realized and unrealized included in other comprehensive income	Transfers in/(out) of Level 3	Balance as of June 30, 2011	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$102	$0	$0	$3	$0	$0	$105	$3
Limited partner investment in private equity fund	3,063	0	0	121	0	0	3,184	121
Warrants	532	15	0	514	0	0	1,061	514
Private equity securities	11,245	8,342	0	1,736	0	(4,123)	17,200	1,736

Total Level 3 assets	$14,942	$8,357	$0	$2,374	$0	$(4,123)	$21,550	$2,374

(In thousands)	Balance as of December 31, 2009	Purchases	Sales	Total gains (losses) - realized and unrealized included in earnings	Total gains (losses) - realized and unrealized included in other comprehensive income	Transfers in/(out) of Level 3	Balance as of June 30, 2010	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$2,933	$0	$(2,950)	$116	$0	$0	$99	$116
Limited partner investment in private equity fund	2,476	36	0	312	0	0	2,824	312
Limited partner investment in mortgage fund	1,147	0	(1,080)	147	0	0	214	(2)
Investment in NYMT convertible preferred stock	15,000	0	0	0	0	0	15,000	0
Private equity securities	2,321	2,443	0	387	0	0	5,151	387

Total Level 3 assets	$23,877	$2,479	$(4,030)	$962	$0	$0	$23,288	$813

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

There were no transfers in/out of Level 1 during the three and six months ended June 30, 2011 and 2010. There was a transfer into Level 2 from Level 3 of $1.7 million for the three months ended June 30, 2011. There were two transfers into Level 2 from Level 3 of $4.1 million for the six months ended June 30, 2011, which were a result of the observability of fair value associated with the private equity securities. There were no transfers in/out of Level 2 during the three and six months ended June 30, 2010. In addition, there were no other transfers in/out of Level 3 during the three and six months ended June 30, 2011 and 2010.

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

Other Investments

On February 13, 2009, the Company entered into a business arrangement with China Merchants Securities Co. (HK), Ltd., a securities brokerage and investment banking firm, through a $2.0 million investment in HuaMei Capital Company, Inc. (“HuaMei”) to expand the Company’s investment banking capabilities in China. The Company accounted for its investment in HuaMei under the equity method of accounting within other investments on the Consolidated Statements of Financial Condition. In December 2010, the Company redeemed its investment in HuaMei and received $2.0 million in cash, resulting in no gain or loss.

On February 11, 2010, the Company made a $1.5 million investment in Class D Preferred Units of Sanctuary Wealth Services LLC (“Sanctuary”). Sanctuary provides a turnkey platform that will allow independent wealth advisors to establish an independent advisory business without the high startup costs and regulatory hurdles. The Class D Preferred Units entitle the Company to receive a preferred dividend with units that are convertible into equity of Sanctuary at the option of the Company prior to the maturity date, which is three years from the investment date. The Company carries its investment in Sanctuary at cost within other investments on the Consolidated Statements of Financial Condition and evaluates the investment for impairment on a quarterly basis. During the fourth quarter of 2010, the Company determined that its investment in Sanctuary is fully impaired and recorded an impairment loss of $1.5 million, which was included in Principal Transactions on the Consolidated Statements of Operations. The carrying value of the Company’s investment in Sanctuary was zero at December 31, 2010 and June 30, 2011.

In 2008, the Company made a $4.2 million loan to a private commercial mortgage originator in the form of a note and warrants. The loan was recorded net of loan loss reserves of $3.8 million and a deferred loan fee of $0.2 million at December 31, 2009. On February 10, 2010, the loan note was converted into non-voting preferred equity of a newly formed entity which succeeded to the assets of the borrower. As of the conversion date, the Company determined the fair value of both the loan note and the non-voting preferred equity of the newly formed entity to be zero, and therefore, recognized no gain or loss on the conversion. During the year ended December 31, 2010 and the six months ended June 30, 2011, the Company invested an additional $0.8 million and $0.3 million, respectively, in the newly formed entity for the commencement of a new commercial loan origination program. The Company carries its investment in the newly formed entity at cost within other investments on the Consolidated Statements of Financial Condition and evaluates the investment for impairment on a quarterly basis. In the fourth quarter of 2010 and the first half of 2011, the Company determined its investment in the newly formed entity is impaired and recorded a loss of $0.8 million and $0.3 million, respectively. The loss is included in principal transactions in the Consolidated Statements of Operations.

Derivative Financial Instruments

On May 29, 2010, the Company entered into an interest rate cap with City National Bank (the “Lender”) to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the Lender in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the line of credit and term loan to such rate. On July 1, 2010, the Company designated the interest rate cap as a cash flow hedge of the interest rate risk of a total of $23.6 million of outstanding borrowings with the Lender. See Note 9 for the information pertaining to the Company’s borrowing from the Lender.

The interest rate cap is recorded at fair value in other investments on the Consolidated Statements of Financial Condition, with unrealized gains and losses recorded as other comprehensive income. For the three and six months ended June 30, 2011, the Company recorded $0 million of other comprehensive loss representing unrealized loss on the interest rate cap. In addition, during the three and six months ended June 30, 2011, $13,674 and $27,348 were reclassified from accumulated other comprehensive income into interest expense as amortization of the interest cap.

5. Loans Held for Investment

Loans held for investment at June 30, 2011 is comprised of one loan note. At December 31, 2010, loans held for investment also included advances on one non-revolving credit note commitment. Given the small size of this loan portfolio segment, the Company reviews credit quality of the loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loan.

Non-Impaired Loans

As of December 31, 2010, the Company had a $0.8 million advance, on a $1.3 million non-revolving commitment to a public non-traded REIT. The advance currently had an interest rate of 20.0% per annum. The Company determined the credit quality of this loan to be high based on the borrower’s financial position, results of operations and payment history. This advance was fully paid in June 2011. As of June 30, 2011 and December 31, 2010, the Company had no unfunded credit commitments.

Impaired Loans

The Company had a loan outstanding at June 30, 2011 and December 31, 2010, which is a participation interest in a loan made by JMPRT to a client during 2007. The loan is collateralized by real estate related assets, and bears interest at the rate of 20.0% per annum, payable monthly in arrears. The principal of the loan was due and payable on December 1, 2007, but was extended until September 2008 for an additional fee at the borrower’s option and in connection with a partial repayment. At December 31, 2008, the outstanding principal balance of $0.8 million was in default and the loan was deemed impaired and was place on non-accrual status. The Company recorded a loan loss provision of $0.4 million in the third quarter of 2008, $0.1 million in the fourth quarter of 2009 and $0.3 million in the third quarter of 2010. Recovery of the loan is being sought through bankruptcy court proceedings; however, considering the legal cost it expects to incur, the Company believes that any significant recovery is doubtful. The recorded investment, outstanding principal and related allowance balance of the loan were each $0.8 million at June 30, 2011 and December 31, 2010. No interest income was recorded on this impaired loan for the three and six months ended June 30, 2011 and 2010.

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

The following table presents components of loans held for investment, net, on the Consolidated Statements of Financial Condition at June 30, 2011 and December 31, 2010:

(In thousands)	June 30, 2011	December 31, 2010
Loans held for investment	$857	1,670
Allowance for loan losses	(857)	(857)

Total loans held for investment, net	$0	$813

A summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2011 and 2010 was as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$(857)	$(4,285)	$(857)	$(4,285)
Loans charged off, net of recoveries	0	3,757	0	3,757

Balance at end of period	$(857)	$(528)	$(857)	$(528)

The Company determined the fair value of loans held for investment to be zero and $0.8 million as of June 30, 2011 and December 31, 2010, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

6. Loans Collateralizing Asset-backed Securities Issued

Loans collateralizing asset-backed securities issued are commercial loans securitized and owned by Cratos CLO. The loans consist of those loans within the CLO securitization structure at the acquisition date of Cratos and loans purchased by the CLO subsequent to the Cratos acquisition date. The following table presents the components of loans collateralizing asset-backed securities issued at June 30, 2011 and December 31, 2010:

(In thousands)	June 30, 2011	December 31, 2010
Loans collateralizing asset-backed securities	$449,165	$453,358
Allowance for loan losses	(2,346)	(1,992)
Liquidity discount	(20,881)	(35,594)
Credit discount	(4,763)	(8,558)
Deferred loan fees, net	(5,557)	(6,451)

Total loans collateralizing asset-backed securities, net	$415,618	$400,763

Loans recorded upon the acquisition of Cratos at fair value reflect a liquidity discount and a credit discount. In addition, most loans purchased subsequent to the acquisition were purchased at a discount to their principal value, reflecting deferred loan fees. The tables below summarize the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount, deferred loan fees and carrying values, net for the impaired loans and non-impaired loans as of and for the three months ended June 30, 2011:

Impaired loans:

(In thousands)	Three Months Ended June 30, 2011
	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value, Net
Balance at beginning of period	$7,223	$(582)	$(1,841)	$(4,763)	$0	$37
Purchases / funding	2	0	0	0	0	2
Repayments	(116)	0	0	0	0	(116)
Accretion of discount	0	0	43	0	0	43
Sales and payoff	0	0	0	0	0	0
Transfers to/from non-impaired loans, net	6,949	0	(4,153)	0	(54)	2,742

Balance at end of period	$14,058	$(582)	$(5,951)	$(4,763)	$(54)	$2,708

Non-impaired loans:

(In thousands)	Three Months Ended June 30, 2011
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Balance at beginning of period	$451,339	$(1,630)	$(27,108)	$(5,733)	$416,868
Purchases / funding	70,402	0	0	(883)	69,519
Repayments	(9,769)	0	0	0	(9,769)
Accretion of discount	0	0	1,876	334	2,210
Provision for loan losses	0	(134)	0	0	(134)
Sales and payoff	(69,916)	0	6,149	725	(63,042)
Transfers to/from non-impaired loans, net	(6,949)	0	4,153	54	(2,742)

Balance at end of period	$435,107	$(1,764)	$(14,930)	$(5,503)	$412,910

The tables below summarize the activity in the loan principal, liquidity discount, credit discount, deferred loan fees and carrying values, net for the impaired loans and non-impaired loans as of and for the three months ended June 30, 2010:

Impaired loans:

(In thousands)	Three Months Ended June 30, 2010
	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Carrying Value, Net
Balance at beginning of period	$59,839	$(1,581)	$(12,807)	$(33,119)	$12,332
Purchases / funding	390	0	0	0	390
Repayments	(617)	0	0	19	(598)
Accretion of discount	0	0	93	0	93
Sales and payoff	(20,490)	0	7,314	5,420	(7,756)
Write-off / restructuring	(7,956)	0	0	7,956	0
Transfers to/from non-impaired loans, net	(6,734)	0	2,418	2,077	(2,239)

Balance at end of period	$24,432	$(1,581)	$(2,982)	$(17,647)	$2,222

Non-impaired loans:

(In thousands)	Three Months Ended June 30, 2010
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Balance at beginning of period	$409,282	$(577)	$(71,964)	$(5,097)	$331,644
Purchases / funding	98,470	0	0	(1,005)	97,465
Repayments	(20,417)	0	0	0	(20,417)
Accretion of discount	0	0	7,392	357	7,749
Provision for loan losses	0	(291)	0	0	(291)
Sales and payoff	(71,467)	0	7,964	678	(62,825)
Transfers to/from non-impaired loans, net	7,059	0	(4,820)	0	2,239

Balance at end of period	$422,927	$(868)	$(61,428)	$(5,067)	$355,564

The tables below summarize the activity in the loan principal, liquidity discount, credit discount, deferred loan fees and carrying values, net for the impaired loans and non-impaired loans as of and for the six months ended June 30, 2011:

Impaired loans:

	Six Months Ended June 30, 2011
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value, Net
Balance at beginning of period	$13,867	$(582)	$(2,557)	$(8,558)	$0	$2,170
Purchases / funding	18	0	0	0	0	18
Repayments	(194)	0	0	0	0	(194)
Accretion of discount	0	0	99	0	0	99
Sales and payoff	(6,582)	0	659	3,795	0	(2,128)
Transfers to/from non-impaired loans, net	6,949	0	(4,152)	0	(54)	2,743

Balance at end of period	$14,058	$(582)	$(5,951)	$(4,763)	$(54)	$2,708

Non-impaired loans:

	Six Months Ended June 30, 2011
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Balance at beginning of period	$439,491	$(1,410)	$(33,037)	$(6,451)	$398,593
Purchases / funding	161,579	0	0	(1,553)	160,026
Repayments	(16,512)	0	0	0	(16,512)
Accretion of discount	0	0	6,125	762	6,887
Provision for loan losses	0	(354)	0	0	(354)
Sales and payoff	(142,502)	0	7,830	1,685	(132,987)
Transfers to/from impaired loans, net	(6,949)	0	4,152	54	(2,743)

Balance at end of period	$435,107	$(1,764)	$(14,930)	$(5,503)	$412,910

The tables below summarize the activity in the loan principal, liquidity discount, credit discount, deferred loan fees and carrying values, net for the impaired loans and non-impaired loans as of and for the six months ended June 30, 2010:

Impaired loans
	Six Months Ended June 30, 2010
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Carrying Value, Net
Balance at beginning of period	$74,369	$(1,581)	$(18,411)	$(35,105)	$19,272
Purchases / funding	816	0	0	0	816
Repayments	(3,704)	0	0	174	(3,530)
Accretion of discount	0	0	411	0	411
Sales and payoff	(20,490)	0	7,314	5,420	(7,756)
Write-off / restructuring	(7,956)	0	0	7,956	0
Transfers to/from non-impaired loans, net	(18,603)	0	7,704	3,908	(6,991)

Balance at end of period	$24,432	$(1,581)	$(2,982)	$(17,647)	$2,222

Non-impaired loans:
	Six Months Ended June 30, 2010
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Balance at beginning of period	$387,090	$(413)	$(73,133)	$(4,849)	$308,695
Purchases / funding	166,736	0	0	(2,157)	164,579
Repayments	(44,343)	0	0	0	(44,343)
Accretion of discount	0	0	12,884	745	13,629
Provision for loan losses	0	(455)	0	0	(455)
Sales and payoff	(106,220)	0	11,494	1,194	(93,532)
Transfers to/from impaired loans, net	19,664	0	(12,673)	0	6,991

Balance at end of period	$422,927	$(868)	$(61,428)	$(5,067)	$355,564

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

Based on the above evaluation, the Company recorded additions to the general reserves of $0.1 million and $0.3 million during the quarters ended June 30, 2011 and 2010, respectively, on non-impaired loans. The Company recorded additions of $0.4 million and $0.5 million for the six months ended June 30, 2011 and 2010, respectively.

A summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Balance at beginning of period	$(2,212)	$(2,158)	$(1,992)	$(1,994)
Provision for loan losses:
General reserve	(134)	(291)	(354)	(455)

Balance at end of period	$(2,346)	$(2,449)	$(2,346)	$(2,449)

Impaired Loans

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. There were $14.1 million unpaid principal balance of impaired loans as of June 30, 2011, with allocated specific reserves of $0.6 million and credit discount of $4.8 million. There were $13.9 million unpaid principal balance of impaired loans as of December 31, 2010, with allocated specific reserves of $0.6 million and credit discount of $8.6 million.

The tables below present, by class of loans, certain information pertaining to the impaired loans at June 30, 2011 and December 31, 2010:

	As of June 30, 2011
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Cash Flow (CF)	3,290	14,058	582

	$3,290	$14,058	$582

	As of December 31, 2010
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Cash Flow (CF)	$2,752	$13,867	$582

	$2,752	$13,867	$582

The tables below present, by class of loans, certain information pertaining to the impaired loans for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended			Six Months Ended
	June 30, 2011			June 30, 2011
(In thousands)	Average Recorded Investment	Interest Income Recognized		Average Recorded Investment	Interest Income Recognized
Cash Flow (CF)	3,296	38	(1)	3,661	126	(1)

	$3,296	$38		$3,661	$126

	Three Months Ended			Six Months Ended
	June 30, 2010			June 30, 2010
(In thousands)	Average Recorded Investment	Interest Income Recognized		Average Recorded Investment	Interest Income Recognized
Cash Flow (CF)	4,824	0		11,307	0

	$4,824	$0		$11,307	$0

(1)	Represents cash interest payments received on impaired loans.

As of June 30, 2011 and December 31, 2010, $6.5 million and $8.5 million of recorded investment amount of loans collateralizing asset-backed securities issued were individually evaluated for impairment, respectively. As of June 30, 2011 and December 31, 2010, $411.5 million and $394.5 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment, respectively.

At June 30, 2011 and December 31, 2010, the impaired loans included three loans with the aggregated recorded investment balance of $0.6 million for both these periods, whose terms were modified in a troubled debt restructuring (“TDR”). A restructuring is considered a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The creditor may receive an asset from the debtor in a TDR, but the value of the asset received is typically significantly less than the amount of the debt forgiven. For two of the TDR loans, the Company received an equity interest in the debtor as compensation for reducing the loan principal balance. At June 30, 2011 and December 31, 2010, there were no remaining commitments to lend funds to debtors whose terms have been modified in a TDR.

Non-Accrual Status and Past Due Loans

At June 30, 2011, three loans, all of which were Cash Flow loans, with the aggregate principal amount of $14.1 million and recorded investment amount of $3.3 million were on non-accrual status. At December 31, 2010, four loans, all of which were Cash Flow loans, with the aggregate principal amount of $13.9 million and recorded investment amount of $2.8 million were on non-accrual status. The Company recognized $38,345 and $125,856 in interest income, other than the accretion of liquidity discounts, for three and four impaired loans with a weighted average loan balance of $8.9 million and $10.1 million that were on non-accrual status during the three and six months ended June 30, 2011. The Company did not recognize any interest income, other than the accretion of liquidity discounts, for nine and 10 impaired loans with a weighted average loan balance of $45.2 million and $67.0 million that were on non-accrual status during the three and six months ended June 30, 2010.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. At June 30, 2011 and December 31, 2010, none of the loans, including non-accrual status loans, were past due.

Credit Quality of Loans

The Company’s management, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody’s rating, 2) current internal rating and 3) performance. The tables below present, by credit quality indicator, the Company’s recorded investment in loans collateralizing asset-backed securities issued at June 30, 2011 and December 31, 2010.

	Cash Flow (CF)		Asset Based Loan (ABL)		Enterprise Value (EV)		Total
(In thousands)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Moody’s rating:
Baa1 - Baa3	5,575	5,750	0	0	0	0	5,575	5,750
Ba1 - Ba3	147,110	139,351	0	0	0	0	147,110	139,351
B1 - B3	256,850	235,394	0	6,851	1,966	1,975	258,816	244,220
Caa1 - Caa3	5,892	12,865	0	0	0	0	5,892	12,865
Ca	570	569	0	0	0	0	570	569
C	0	0	0	0	0	0	0	0
D	0	0	0	0	0	0	0	0

Total:	415,997	393,929	0	6,851	1,966	1,975	417,963	402,755

Internal rating:
Performing	392,040	366,522	0	6,851	1,966	1,975	394,006	375,348
Moderate	17,495	18,895	0	0	0	0	17,495	18,895
Watchlist	6,462	5,839	0	0	0	0	6,462	5,839
Substandard	0	2,104	0	0	0	0	0	2,104
Non-Accrual	0	569	0	0	0	0	0	569
Charge Off	0	0	0	0	0	0	0	0

Total:	415,997	393,929	0	6,851	1,966	1,975	417,963	402,755

Performance:
Performing	412,708	391,177	0	6,851	1,966	1,975	414,674	400,003
Non-performing	3,289	2,752	0	0	0	0	3,289	2,752

Total:	415,997	393,929	0	6,851	1,966	1,975	417,963	402,755

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

The Company determined the fair value of loans collateralizing asset-backed securities to be $437.2 million and $432.5 million as of June 30, 2011 and December 31, 2010, respectively; using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

7. Fixed Assets

At June 30, 2011 and December 31, 2010, fixed assets consisted of the following:

(In thousands)	June 30, 2011	December 31, 2010
Furniture and fixtures	$1,907	$1,638
Computer and office equipment	4,636	4,376
Leasehold improvements	2,848	2,472
Software	606	590
Less:accumulated depreciation	(7,932)	(7,595)

Total fixed assets, net	$2,065	$1,481

Depreciation expense was $0.2 million for both the three months ended June 30, 2011 and June 30, 2010. Depreciation expense was $0.3 million and $0.4 million for the six months ended June 30, 2011 and June 30, 2010, respectively.

8. Purchased Management Contract

On June 11, 2010, the Company agreed to purchase the collateral management contracts for two CLOs, from Princeton Advisory Group, Inc., for up to $5.0 million. The transfers of the contracts were subject to the receipt of certain consents and other conditions. On September 8, 2010, the Company completed the purchase of one of the two management contracts for $3.8 million, and the contract was transferred to JMPCA. However, since a single investor had previously acquired control of the right to transfer the management contract without cause at any time with 90 days’ notice, the Company recorded an impairment charge of $2.8 million for the quarter ended September 30, 2010. The Company later restructured the transaction to provide the Company with indemnity from the seller in the amount of $2.6 million, which is collateralized by certain assets and $1.0 million in cash. The Company determined the initial carrying value of the purchased management contract to be $1.0 million. The Company amortized the purchased management contract on a straight-line basis over its estimated life of 2.5 years corresponding to the indemnity period through February 2013 and tests it for impairment whenever events or changes in circumstances suggest that the asset’s carrying value may not be fully recoverable. During the fourth quarter of 2010, the Company was released from the obligation to purchase the second CLO management contract from Princeton Advisory Group, Inc. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value. The Company determined that the carrying value of the purchased management contract was impaired and recorded a $0.7 million impairment charge for the quarter ended March 31, 2011. At that time, the Company revised the estimated useful life of the asset. At June 30, 2011, the purchased management contract was fully amortized.

9. Note Payable

Note payable consists of two term loans related to the Company’s credit facility with City National Bank (the “Lender”) initially entered into on August 3, 2006.

On December 31, 2008, the Company entered into Amendment Number Three to Credit Agreement (the “Third Amendment”), which amends certain provisions of the Credit Agreement, dated as of August 3, 2006, by and between the Company and the Lender, as amended by Amendment Number One to Credit Agreement, dated as of December 17, 2007 and as further amended by Amendment Number Two to Credit Agreement, dated as of March 27, 2008; the Company subsequently entered into Amendment Number Four to Credit Agreement and Waiver, dated as of January 28, 2010; the Company then entered into Amendment Number Five on April 8, 2011 (collectively, the “Credit Agreement”).

Under Amendment Five, JMP Securities entered into a $20.0 million revolving line of credit with City National Bank to be used for regulatory capital purposes during its securities underwriting activities. Draws on the revolving line of credit bear interest at the rate of prime and are available through April 8, 2012 on which date, if there is an existing outstanding amount, it converts to a loan that matures on April 8, 2013. There was no borrowing on this line of credit as of June 30, 2011.

The Third Amendment converted the Company’s outstanding revolving loans of $8.7 million into a single term loan as of December 31, 2008. The term loan is being repaid in equal quarterly payments of $0.4 million, which commenced on March 31, 2009 and continues through December 31, 2013 and bears interest at LIBOR plus 2.25%. The outstanding balance on this term loan was $4.3 million as of June 30, 2011.

The Third Amendment also provided that of the original $30.0 million revolving line of credit, $21.0 million remained available under the revolving portion of the Credit Agreement and the annual interest rate provisions of the Credit Agreement were increased from the prime rate minus 1.25% to the prime rate and from LIBOR plus 1.25% to LIBOR plus 2.25%. The Lender agreed to continue to provide revolving loans of up to $21.0 million through December 31, 2010, on which date the then existing revolving loans convert into term loans. On December 31, 2010, pursuant to the provisions of the Third Amendment, the outstanding revolving loan of $21.0 million was converted into a single term loan that will fully mature on December 31, 2013. As of December 31, 2010, the revolving line of credit was no longer available for future use. This term loan is being repaid in equal quarterly payments of $1.8 million, which commenced on April 1, 2011 and continues through January 1, 2014. The outstanding balance on this term loan was $19.3 million as of June 30, 2011.

The two term loans had an aggregate outstanding principal amount of $23.6 million and $26.2 million at June 30, 2011 and December 31, 2010, respectively. The following table shows the repayment schedules for the principal portion of the term loans at June 30, 2011:

(In thousands)	June 30, 2011
2011	$6,118
2012	8,736
2013	8,736
Thereafter	0

$23,590

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the facility, which would permit the bank to terminate our note and require the immediate repayment of any outstanding principal and interest. The Third Amendment modified the financial covenants in the Credit Agreement to remove both the minimum requirement of Net Income (as defined in the Credit Agreement) and the minimum requirement of EBITDA (as defined in the Credit Agreement). The Third Amendment also removed the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) and added a new financial covenant regarding the Company’s liquidity. At June 30, 2011, the Company was in compliance with the loan covenants. The term loan is collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

On May 29, 2010 the Company entered into an interest rate cap with the Lender to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the counterparty in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the term loan to such rate. The cap had an initial notional principal amount of $27.1 million, indexed to LIBOR and amortizes in accordance with the amortization of the revolving line of credit and term loan. The notional principal amount of the cap was $23.6 million at June 30, 2011. See Note 4 for additional information on the interest rate cap.

10. Asset-backed Securities Issued

On May 17, 2007, Cratos CLO completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization and obtained $455.0 million of third-party financing. The Notes will be repaid from the cash flows generated by the loan portfolio owned by the CLO. The Notes were issued in seven separate classes as set forth in the table below. The Company owns approximately 94.0% of the unsecured subordinated notes and $13.8 million of Class C, D and E notes ($2.0 million of Class C, $4.1 million of Class D and $7.7 million of Class E notes). These unsecured subordinated notes and the Class C, D and E notes owned by the Company are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at June 30, 2011 and December 31, 2010.

	As of June 30, 2011
(In millions)	Notes Originally Issued	Outstanding Principal Balance	Liquidity Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's /S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$315.8	$(23.1)	$292.7	0.26% - 0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	(5.8)	24.2	0.50%	Aa1/AA+
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	(13.8)	21.2	1.10%	A1/AA-
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	(13.7)	20.3	2.40%	Baa2/BBB+
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	(13.0)	17.0	5.00%	Ba3/BB-

Total secured notes sold to investors	$455.0	$444.8	$(69.4)	$375.4
Unsecured subordinated notes due 2021	45.0	45.0	(39.9)	5.1

Total notes for the CLO I offering	$500.0	$489.8	$(109.3)	$380.5
Consolidation elimination	N/A	(58.8)	44.4	(14.4)

Total asset-backed securities issued	N/A	$431.0	$(64.9)	$366.1

(1)	These ratings are unaudited and were the current ratings as of June 30, 2011 and are subject to change from time to time.

	As of December 31, 2010
(In millions)	Notes Originally Issued	Outstanding Principal Balance	Liquidity Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody’s /S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$315.8	$(28.3)	$287.5	0.26% - 0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	(7.1)	22.9	0.50%	Aa2/AA
	35.0	35.0	(16.9)	18.1	1.10%	Baa1/A
Class C Senior Secured Deferrable Floating Rate Notes due 2021
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	(16.7)	17.3	2.40%	Ba1/BBB
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	(16.0)	14.0	5.00%	B3/CCC-

Total secured notes sold to investors	$455.0	$444.8	$(85.0)	$359.8
Unsecured subordinated notes due 2021	45.0	45.0	(39.9)	5.1

Total notes for the CLO I offering	$500.0	$489.8	$(124.9)	$364.9
Consolidation elimination	N/A	(58.8)	45.2	(13.6)

Total asset-backed securities issued	N/A	$431.0	$(79.7)	$351.3

(1)	These ratings are unaudited and were the current ratings as of December 31, 2010 and are subject to change from time to time.

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari-passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and will not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. As of June 30, 2011 and December 31, 2010, all interest on the secured notes was current. The CLO is also required to pay a commitment fee of 0.18% on the unused portion of the funding commitments of the Class A-1 notes. As of June 30, 2011 and December 31, 2010, all of the Class A-1 notes were drawn. The secured notes are secured by the CLO loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests. Total interest expense related to the asset-backed securities issued for the three and six months ended June 30, 2011 was $8.6 million and $17.0 million, respectively, which comprised cash coupon of $1.1 million and $2.2 million and a liquidity discount amortization of $7.5 million and $14.8 million, respectively. Total interest expense related to the asset-backed securities issued for the three and six months ended June 30, 2010 was $8.1 million and $16.3 million, respectively, which comprised cash coupon of $1.2 million and $2.3 million, respectively, and liquidity discount amortization of $6.9 million and $14.0 million, respectively. As of both June 30, 2011 and December 31, 2010, accrued interest payable on the Notes was $0.5 million.

The Notes recorded upon the acquisition of Cratos in April 2009 at fair value reflect a liquidity discount. The activity in the note principal and liquidity discount for the three and six months ended June 30, 2011 comprised the following:

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
(In thousands)	Principal	Liquidity Discount	Net	Principal	Liquidity Discount	Net
Balance at beginning of period	$431,003	$(72,382)	$358,621	$431,003	$(79,681)	$351,322
Amortization of discount	0	7,459	7,459	0	14,758	14,758

Balance at end of period	$431,003	$(64,923)	$366,080	$431,003	$(64,923)	$366,080

The activity in the note principal and liquidity discount for the three and six months ended June 30, 2010 comprised the following:

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
(In thousands)	Principal	Liquidity Discount	Net	Principal	Liquidity Discount	Net
Balance at beginning of period	$431,003	$(100,787)	$330,216	$434,478	$(107,846)	326,632
Repayments	0	0	0	(3,475)	0	(3,475)
Amortization of discount	0	6,921	6,921	0	13,980	13,980

Balance at end of period	$431,003	$(93,866)	$337,137	$431,003	$(93,866)	337,137

The Company determined the fair value of asset-backed securities issued to be $391.2 million and $379.2 million as of June 30, 2011 and December 31, 2010, respectively.

11. Stockholders’ Equity

Stock Repurchase Program

The Company’s board of directors authorized in August and November 2007 a 1.5 million share repurchase program, which was fully executed as of January 18, 2008. On March 10, 2008 and March 3, 2009, the Company’s board of directors authorized the repurchase of an additional 2.0 million shares during the subsequent eighteen months and the repurchase of an additional 0.5 million shares during the subsequent twelve months, respectively. On May 4, 2010, with 0.6 million shares remaining under prior authorizations the Company’s board of directors authorized the repurchase of an additional 1.0 million shares during the subsequent eighteen months. During the three months ended June 30, 2011 and 2010, the Company repurchased 187,364 and 938,458 shares, respectively, of the Company’s common stock at an average price of $8.00 per share and $6.88 per share, respectively, for an aggregate purchase price of $1.5 million and $6.5 million, respectively. All 187,364 shares repurchased during the three months ended

June 30, 2011 were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company. Of the total shares repurchased during the three months ended June 30, 2010, 173,938 shares were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company.

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

12. Stock-Based Compensation

On March 26, 2007, the board of directors adopted the JMP Group Inc. 2007 Equity Incentive Plan (“JMP Group 2007 Plan”), which was approved by the stockholders on April 12, 2007. The board reauthorized this plan and it was approved by our stockholders on June 6, 2011. JMP Group Inc. authorized the issuance of 4,000,000 shares of its common stock under this Plan. This amount is increased by any shares JMP Group Inc. purchases on the open market, or through any share repurchase or share exchange program, as well as any shares that may be returned to the JMP Group 2007 Plan or the JMP Group LLC 2004 Equity Incentive Plan (“JMP Group 2004 Plan”) as a result of forfeiture, termination or expiration of awards; not to exceed a maximum aggregate number of shares of 2,960,000 shares under the JMP Group 2004 Plan. The Company will issue shares upon exercises or vesting from authorized but unissued shares or from treasury stock.

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2011:

	Six Months Ended June 30, 2011
	Shares Subject to Option	Weighted Average Exercise Price
Balance, beginning of year	1,800,565	$11.23
Granted	0	0.00
Exercised	0	0.00
Forfeited	0	0.00
Expired	(7,400)	10.00

Balance, end of period	1,793,165	$11.23

Options exercisable at end of period	1,793,165	$11.23

The following table summarizes the stock options outstanding as well as stock options vested and exercisable as of June 30, 2011:

	As of June 30, 2011
	Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Remaining Average Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Remaining Average Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.00 - $12.50	1,793,165	3.48	$11.23	0	1,793,165	$3.48	$11.23	0

The Company recognizes stock-based compensation expense for stock options over the graded vesting period of the options using the accelerated attribution method. The Company recognized compensation expense related to stock options of zero and $1,485 for the three months ended June 30, 2011 and 2010, respectively. The Company recognized compensation expense related to stock options of zero and $2,953 for the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, there was no unrecognized compensation expense related to stock options.

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

On January 31, 2011, the Company granted 921,876 RSUs to certain employees for long term incentive purposes. These units have Company performance-based vesting conditions and will vest when the Company performance target set for such RSUs is met. The aggregate fair value of these grants, assuming the performance condition is met, was $6.9 million based on the market value of the underlying stock on grant date.

On February 16, 2011, as a part of the 2010 annual compensation program, the Company granted 42,869 restricted shares to certain employees. These shares vested immediately with a two-year restricted period during which the holders are subject to non-competition, non-solicitation and certain other covenants. Fifty-percent of such holders’ shares will be released from restriction on each of December 31, 2011 and 2012. The aggregate fair value of these grants was $0.4 million, and the fair value per share was based on the market value of the underlying stock on grant date.

On March 7, 2011, the Company granted 7,202 RSUs to the Company’s independent directors. One-half of these units vested immediately and the remaining units will vest on the first anniversary.

During the quarter ended June 30, 2011, the Company granted 42,691 RSUs to certain new employees. These units will vest on the third anniversary of the grant date. The aggregate fair value of these grants was $0.3 million based on the market value of the underlying stock on the grant date.

The following table summarizes the RSU activity for the six months ended June 30, 2011:

	Six Months Ended June 30, 2011
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, beginning of year	1,630,026	$8.52
Granted	971,769	7.51
Vested	(1,013,554)	9.20
Forfeited	(13,846)	9.17

Balance, end of period	1,574,395	$7.46

The aggregate fair value of RSUs vested during the three and six months ended June 30, 2011 was $3.8 million and $8.1 million, respectively. For the three and six months ended June 30, 2011, the income tax benefits realized from the vested RSUs were $1.1 million and $2.9 million, respectively.

The Company recognizes compensation expense over a graded vesting period using the accelerated attribution method. For the three months ended June 30, 2011 and 2010, the Company recorded compensation expense of $0.4 million and $1.2 million, respectively, related to RSUs awarded in connection with the initial public offering. For the six months ended June 30, 2011 and 2010, the Company recorded compensation expense of $0.8 million and $1.9 million, respectively, related to RSUs awarded in connection with the initial public offering. In addition, for the three months ended June 30, 2011 and 2010, the Company recorded compensation expense of zero and $0.2 million, for RSUs granted after the initial public offering. For the six months ended June 30, 2011 and 2010, the Company recorded compensation expense of $0.2 million and $0.4 million, respectively, for RSUs granted after the initial public offering.

For the three months ended June 30, 2011 and 2010, the Company recognized income tax benefits of $0.2 million and $0.6 million, respectively, related to the compensation expense recognized for RSUs. For the six months ended June 30, 2011 and 2010, the Company recognized income tax benefits of $0.4 million and $0.9 million, respectively, related to the compensation expense recognized for RSUs. As of June 30, 2011, there was $10.8 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 2.24 years.

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

The computations of basic and diluted net income per share for the three and six months ended June 30, 2011 and 2010 are shown in the tables below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2011	2010	2011	2010
Numerator:
Net income	$1,518	$2,216	$5,056	$3,934

Denominator:
Basic weighted average shares outstanding	22,254	21,654	22,050	21,633
Effect of potential dilutive securities:
Restricted stock units	359	641	670	745

Diluted weighted average shares outstanding	22,613	22,295	22,720	22,378

Net income per share
Basic	$0.07	$0.10	$0.23	$0.18
Diluted	$0.07	$0.10	$0.22	$0.18

Stock options to purchase 1,793,195 and 1,795,005 shares of common stock for the three and six months ended June 30, 2011, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Stock options to purchase 1,865,812 and 1,884,151 shares of common stock for the three and six months ended June 30, 2010, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

Restricted stock units for 24,008 and 14,398 shares of common stock for the three and six months ended June 30, 2011, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Restricted stock units for 2,967 and zero shares of common stock for the three and six months ended June 30, 2010, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

14. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the United States Internal Revenue Service. There were no contributions by the Company during the three and six months ended June 30, 2011 and 2010.

15. Income Taxes

The Company is subject to U.S. federal and state income taxes. For the three and six months ended June 30, 2011, the Company recorded a total tax expense of $1.3 million and $3.8 million, respectively. For the three and six months ended June 30, 2010, the Company recorded a total tax expense of $2.1 million and $3.5 million, respectively.

The components of the Company’s income tax expense for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Federal	$(588)	$(293)	$1,326	$(240)
State	(126)	(31)	135	(39)

Total current income tax expense	(714)	(324)	1,461	(279)
Federal	1,741	1,889	2,000	2,952
State	254	538	302	818

Total deferred income tax expense	1,995	2,427	2,302	3,770

Total income tax expense	$1,281	$2,103	$3,763	$3,491

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the three months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Tax at federal statutory tax rate	35.00%	35.00%	35.00%	35.00%
State income tax, net of federal tax benefit	5.75%	5.75%	5.75%	5.75%
Adjustment for other permanent items	1.26%	0.42%	0.54%	0.56%
Adjustment for permanent items (HGC noncontrolling interest)	1.46%	-0.61%	-8.29%	-0.36%

Rate before one-time events	43.47%	40.56%	33.00%	40.95%
Deferred tax asset written off related to options and RSUs	3.46%	0.00%	0.86%	0.00%
Adjustment for prior year taxes	0.00%	0.00%	-0.21%	0.00%
California state enterprise zone tax credit	-1.93%	0.56%	-0.71%	0.00%

Effective tax rate	45.00%	41.12%	32.94%	40.95%

The Company determined that a valuation allowance against deferred tax assets was not necessary as of June 30, 2011 and December 31, 2010 based on the assessment of future ordinary income and capital gains and that the deferred tax assets will, more-likely-than-not, be realized. The 8.01% decrease in the effective tax rate for the six months ended June 30, 2011 compared to same period in 2010 was primarily attributable to the income associated with HGC which is consolidated for financial reporting purposes but not for tax purposes.

The Company adopted the accounting principles related to uncertainty in income taxes on May 16, 2007, the date the Company became subject to federal and state income taxes. The Company has analyzed the filing positions in its federal and state income tax returns for all open tax years, which are 2007 through 2009 for federal income tax purposes and 2006 through 2009 for state income tax purposes. The Company does not anticipate any tax adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, the Company recorded no liability for uncertain income tax positions at June 30, 2011. In addition, the Company did not record a cumulative effect adjustment related to the adoption of the amended accounting principles related to the accounting for uncertainty in income taxes, and no liabilities for uncertain income tax positions have been recorded pursuant to the amended accounting principles.

The Company’s policy for recording interest and penalties associated with the tax audits or unrecognized tax benefits, if any, is to record such items as a component of income before taxes. Penalties, if incurred, would be recorded in “administration” and interest paid or received would be recorded in “interest and dividend expense” in the Consolidated Statements of Operations.

16. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts and New York under various operating leases. Rental expense for both the three months ended June 30, 2011 and 2010 were $0.7 million. Rental expense for the six months ended June 30, 2011 and 2010 were $1.4 million and $1.3 million, respectively.

The California, Illinois and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

(In thousands)	June 30, 2011
2011	$1,546
2012	1,398
2013	1,507
2014	1,719
2015	1,693
Thereafter	3,703

$11,566

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at June 30, 2011 and December 31, 2010, had no material effect in the consolidated financial statements.

The marketable securities owned and the restricted cash, as well as the cash held by the clearing broker, may be used to maintain margin requirements. At June 30, 2011 and December 31, 2010, the Company had $0.3 million of cash on deposit with JMP Securities’ clearing broker. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. As of June 30, 2011 and December 31, 2010, the Company had unfunded commitments of $0.7 million and zero, respectively, in the Corporate Credit segment (as defined in Note 22).

17. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $25.2 million and $29.7 million, which were $24.2 million and $28.7 million in excess of the required net capital of $1.0 million and $1.0 million at June 30, 2011 and December 31, 2010, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.43 to 1 and 0.39 to 1 at June 30, 2011 and December 31, 2010, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

18. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various affiliated entities, including corporations, partnerships and offshore investment companies. The Company also owns an investment in most of such affiliated entities. As of June 30, 2011 and December 31, 2010, the aggregate fair value of the Company’s investments in the affiliated entities for which we serve as the investment advisor was $37.1 million and $33.7 million, respectively, which consisted of general partner investments in hedge funds of $26.3 million and $23.6 million, respectively, general partner investments in funds of funds of $0.1 million and $0.1 million, respectively, and an investments in NYMT common stock of $10.7 million and $10.0 million, respectively. Base management fees earned from these affiliated entities were $2.3 million for the quarters ended June 30, 2011 and 2010, and $4.6 million for the six months ended June 30, 2011 and 2010. Also, the Company earned incentive fees of $3.7 million and $0.9 million, from these affiliated entities for the three months ended June 30, 2011 and 2010, respectively, and $4.6 million and $1.5 million for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and December 31, 2010, the Company had incentive fees receivable from these affiliated entities of $3.9 million and $0.8 million, respectively.

19. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at June 30, 2011 and December 31, 2010 have subsequently settled with no resulting material liability to the Company. For the three months ended June 30, 2011 and 2010, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of June 30, 2011 and December 31, 2010.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In its Corporate Credit segment, the Company had unfunded commitments of $0.7 million and zero at June 30, 2011 and December 31, 2010, respectively, and standby letters of credit of $0.2 million and $0.4 million at June 30, 2011 and December 31, 2010.

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

The Company’s segment information for the three and six months ended June 30, 2011 and 2010 was prepared using the following methodology:

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

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income (loss) before noncontrolling interest and income tax expense (benefit) and assets:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Broker-Dealer
Non-interest revenues	$17,838	$18,955	$45,217	$32,985
Net Interest Income	26	46	138	63
Provision for loan losses	0	0	0	0

Total net revenues after provision for loan losses	$17,864	$19,001	$45,355	$33,048
Non-interest expenses	16,129	19,029	38,066	33,833

Segment income (loss) before income tax expense	$1,735	$(28)	$7,289	$(785)

Segment assets	$67,072	$50,145	$67,072	$50,145
Asset Management
Non-interest revenues	$7,616	$4,180	$14,538	$7,791
Net Interest Income	8	7	18	22
Provision for loan losses	0	0	0	0

Total net revenues after provision for loan losses	$7,624	$4,187	$14,556	$7,813
Non-interest expenses	6,197	3,497	9,986	6,631

Segment income (loss) before income tax expense	$1,427	$690	$4,570	$1,182

Segment assets	$80,789	$68,690	$80,789	$68,690
Corporate Credit
Non-interest revenues	$7,116	$15,829	$13,756	$19,762
Net Interest Income	(967)	4,637	1,032	7,934
Provision for loan losses	(134)	(291)	(354)	(455)

Total net revenues after provision for loan losses	$6,015	$20,175	$14,434	$27,241
Non-interest expenses	2,948	7,677	7,433	10,306

Segment income (loss) before income tax expense	$3,067	$12,498	$7,001	$16,935

Segment assets	$472,152	$412,871	$472,152	$412,871
Corporate
Non-interest revenues	$318	$(332)	$645	$328
Net Interest Income	(135)	3	(276)	12
Provision for loan losses	0	0	0	0

Total net revenues after provision for loan losses	$183	$(329)	$369	$340
Non-interest expenses	3,564	7,715	7,804	9,147

Segment income (loss) before income tax expense	$(3,381)	$(8,044)	$(7,435)	$(8,807)

Segment assets	$136,190	$152,515	$136,190	$152,515
Eliminations
Non-interest revenues	$(225)	$(188)	$(351)	$(378)
Net Interest Income	0	0	0	0
Provision for loan losses	0	0	0	0

Total net revenues after provision for loan losses	$(225)	$(188)	$(351)	$(378)
Non-interest expenses	(225)	(188)	(351)	(378)

Segment income (loss) before income tax expense	$0	$0	$0	$0

Segment assets	$(108,485)	$(103,385)	$(108,485)	$(103,385)
Consolidated Entity
Non-interest revenues	$32,663	$38,444	$73,805	$60,488
Net Interest Income	(1,068)	4,693	912	8,031
Provision for loan losses	(134)	(291)	(354)	(455)

Total net revenues after provision for loan losses	$31,461	$42,846	$74,363	$68,064
Non-interest expenses	28,613	37,730	62,938	59,539

Income (loss) before income tax expense	$2,848	$5,116	$11,425	$8,525

Total assets	$647,718	$580,836	$647,718	$580,836

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

(In thousands)	June 30, 2011	December 31, 2010
	Net Assets	Net Assets
Harvest Opportunity Partners II	$81,436	$70,622
Harvest Small Cap Partners	292,059	270,498
Harvest Agriculture Select (1)	10,684	8,702
Harvest Technology Partners	29,541	26,029
Harvest Diversified Partners	32,374	31,413

(1)	Harvest Consumer Partners changed its name to Harvest Agriculture Select effective February 14, 2011.

	Three Months Ended June 30,
	2011		2010
(In thousands)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II	$2,406	$(449)	$3,571	$(440)
Harvest Small Cap Partners	21,239	(4,758)	1,321	(3,403)
Harvest Agriculture Select (1)	190	(94)	(171)	(65)
Harvest Technology Partners	1,720	(242)	539	(167)
Harvest Global Select Partners	0	0	146	(46)
Harvest Diversified Partners	1,185	(232)	683	(190)

(1)	Harvest Consumer Partners changed its name to Harvest Agriculture Select effective February 14, 2011.

	Six Months Ended June 30,
	2011		2010
(In thousands)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II	$2,969	$(738)	$5,018	$(710)
Harvest Small Cap Partners	24,337	(7,826)	(9,817)	(6,325)
Harvest Agriculture Select (1)	535	(172)	(564)	(131)
Harvest Technology Partners	2,294	(389)	275	(271)
Harvest Global Select Partners	0	0	739	(99)
Harvest Diversified Partners	1,761	(386)	1,426	(333)

(1)	Harvest Consumer Partners changed its name to Harvest Agriculture Select effective February 14, 2011.

24. Subsequent Events

On August 2, 2011, the Company’s board of directors declared a cash dividend of $0.03 per share of common stock for the second quarter of 2011 to be paid on September 2, 2011, to common stockholders of record on August 19, 2011.

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

Overview

We are a full-service investment banking and asset management firm headquartered in San Francisco, California. We have a diversified business model with a focus on small and middle-market companies and provide:

•	investment banking, including corporate finance, mergers and acquisitions and other strategic advisory services, to corporate clients;

•	sales and trading, and related brokerage services to institutional investors;

•	proprietary equity research in our four target industries;

•	asset management products and services to institutional investors, high net-worth individuals and for our own account; and

•	management of collateralized loan obligations.

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

As of June 30, 2011, the contractual base management fees earned from each of these investment funds ranged between 1% and 2% of assets under management or were 2% of aggregate committed capital. The contractual incentive fees were generally (i) 20%, subject to highwater marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the funds of funds; (iii) 35%, subject to high-water marks for NYMT; and (iv) 20%, subject to high-water marks, for HGC. Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole and our core sectors. These conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another.

Asset management fees for the two CLOs the Company manages currently consist only of base management fees. For one of the CLOs, the Company earns incentive fees in the event that specified cumulative investment returns are achieved, but such investment returns have not been achieved yet. The Company recognizes base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate Cratos CLO, the management fees earned at JMPCA from Cratos CLO are eliminated on consolidation in accordance with U.S. GAAP. At June 30, 2011, the contractual base management fees earned from the CLOs ranged from 0.40% to 0.50% of the average aggregate collateral balance for a specified period.

The following tables present certain information with respect to the investment funds managed by Harvest Capital Strategies (“HCS”) and CLOs managed by JMP Credit Advisors LLC (“JMPCA”):

	Assets Under Management (1) at		Company’s Share of Assets Under Management at
(In thousands)	June 30, 2011	December 31, 2010	June 30, 2011		December 31, 2010
Funds Managed by HCS:
Hedge Funds:
Harvest Opportunity Partners II	$81,436	$70,622		$3,997		$3,873
Harvest Small Cap Partners	292,059	270,498		4,653		4,378
Harvest Agriculture Select (2)	10,684	8,702		2,153		580
Harvest Technology Partners	29,541	26,029		117		106
Harvest Diversified Partners	32,374	31,413		15,376		14,708
Private Equity Funds:
Harvest Growth Capital LLC (3)	21,413	10,698		1,194		891
Funds of Funds:
JMP Masters Fund	64,240	75,196		105		102
REITs:
New York Mortgage Trust	44,479	48,191		N/A		N/A

HCS Totals	$576,226	$541,349		$27,595		$24,638

CLOs Managed by JMPCA:
Cratos CLO (3)	474,174	474,824		N/A		N/A
Other	287,501	284,264		N/A		N/A

JMPCA Totals	$761,675	$759,088	$	N/A	$	N/A

JMP Group Inc. Totals	$1,337,901	$1,300,437		$27,595		$24,638

(1)	For hedge funds, private equity funds and funds of funds, assets under management represent the net assets of such funds. For NYMT, assets under management represent the portion of the net assets of NYMT that is subject to the management fee calculation. In connection with its investment in NYMT, in January 2008, the Company entered into an advisory agreement between HCS and NYMT. The advisory agreement was terminated effective July 26, 2010 upon execution of an amended and restated advisory agreement between HCS and NYMT. Under the amended advisory agreement, HCS manages certain assets of NYMT, which are subject to the base advisory fee and incentive fee calculations, and receives an annual consulting fee equal to $1.0 million. For CLOs, assets under management represent the sum of the aggregate collateral balance and restricted cash to be reinvested in collateral, upon which management fees are earned.
(2)	Harvest Consumer Partners changed its name to Harvest Agriculture Select effective February 14, 2011.
(3)	HGC and Cratos CLO were consolidated in the Company’s Statements of Financial Condition at June 30, 2011 and December 31, 2010.

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
(In thousands)	Company’s Share of Change in Fair Value	Management Fee	Incentive Fee	Company’s Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II	$102	$173	$95	$125	$352	$95
Harvest Small Cap Partners	252	1,294	2,388	277	2,561	2,399
Harvest Agriculture Select (1)	18	21	8	73	43	30
Harvest Technology Partners	10	86	241	12	167	309
Harvest Diversified Partners	459	77	77	685	152	117
Private Equity Funds:
Harvest Growth Capital LLC (2)	8	203	0	100	406	0
Funds of Funds:
JMP Masters Fund	(1)	151	0	3	302	0
REITs:
New York Mortgage Trust	0	270	743	0	540	1,464
CLOs:
Cratos CLO (2)	N/A	599	0	N/A	1,184	0
Other	N/A	296	0	N/A	590	0

Totals	$848	$3,170	$3,552	$1,275	$6,297	$4,414

(1)	Harvest Consumer Partners changed its name to Harvest Agriculture Select effective February 14, 2011.
(2)	Revenues earned from HGC and Cratos are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of noncontrolling interest

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
(In thousands)	Company’s Share of Change in Fair Value	Management Fee	Incentive Fee	Company’s Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II	$195	$169	$286	$191	$332	$380
Harvest Small Cap Partners	(10)	1,560	(7)	(314)	3,182	(7)
Harvest Consumer Partners (1)	(3)	22	0	(226)	42	0
Harvest Technology Partners	2	72	30	(237)	130	40
Harvest Mortgage Opportunities Partners (2)	177	40	36	411	79	89
Harvest Global Select Partners (3)	4	14	19	60	31	118
Harvest Diversified Partners	284	62	(21)	759	118	99
Private Equity Funds:
Harvest Growth Capital LLC (4)	(1)	78	0	(1)	78	0
Funds of Funds:
JMP Masters Fund	31	174	0	116	351	1
REITs:
New York Mortgage Trust	0	182	558	0	345	840
CLOs:
Cratos CLO (4)	N/A	618	0	N/A	1,211	0

Totals	$679	$2,991	$908	$759	$5,901	$1,566

(1)	Harvest Consumer Partners changed its name to Harvest Agriculture Select effective February 14, 2011.
(2)	Revenues earned from HMOP are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of noncontrolling interest. HMOP was liquidated on December 31, 2010, with all of its partners redeeming their interests as of that date. The assets of HMOP were distributed to its partners in January 2011.
(3)	Harvest Global Select Partners was liquidated on May 31, 2010 and its assets were distributed to its partners.
(4)	Revenues earned from HGC and Cratos are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of noncontrolling interest.

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

Impairment Loss on Purchased Management Contract

Impairment loss on purchased management contract relates to a CLO management contract we purchased from Princeton Advisory Group, Inc. on September 8, 2010 for $3.8 million. Since a single investor had previously acquired control of the right to transfer the management contract without cause at any time with 90 days’ notice, the Company initially recorded an impairment charge of $2.8 million for the quarter ended September 30, 2010 and an additional impairment charge of $0.7 million in the six months ended June 30, 2011.

Other Expenses

Other operating expenses primarily include occupancy, depreciation and CLO administration expense at JMP Credit.

Noncontrolling Interest

Noncontrolling interest for three and six months ended June 30, 2011 includes the interest of third parties in Cratos CLO and Harvest Growth Capital (“HGC”), partially-owned subsidiaries consolidated in our financial statements. Noncontrolling interest for the three and six months ended June 30, 2010 includes the interest of third parties in JMP Credit and Harvest Mortgage Opportunities Partners (“HMOP”), partially-owned subsidiaries consolidated in our financial statements.

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

Results of Operations

The following tables set forth our results of operations for the three and six months ended June 30, 2011 and 2010 and is not necessarily indicative of the results to be expected for any future period.

	Three Months Ended June 30,		Change from 2010 to 2011
(In thousands)	2011	2010	$	%
Revenues
Investment banking	$10,059	$10,635	$(576)	-5.4%
Brokerage	6,187	7,690	(1,503)	-19.5%
Asset management fees	6,046	3,142	2,904	92.4%
Principal transactions	2,554	411	2,143	521.4%
Gain on sale and payoff of loans	6,837	15,762	(8,925)	-56.6%
Net dividend income	298	499	(201)	-40.3%
Other income	682	305	377	123.6%

Non-interest revenues	32,663	38,444	(5,781)	-15.0%

Interest income	7,728	13,003	(5,275)	-40.6%
Interest expense	(8,796)	(8,310)	(486)	5.8%

Net interest income (expense)	(1,068)	4,693	(5,761)	-122.8%

Provision for loan losses	(134)	(291)	157	-54.0%

Total net revenues after provision for loan losses	31,461	42,846	(11,385)	-26.6%

Non-interest expenses
Compensation and benefits	22,017	30,592	(8,575)	-28.0%
Administration	1,744	1,974	(230)	-11.7%
Brokerage, clearing and exchange fees	1,179	1,223	(44)	-3.6%
Travel and business development	791	1,001	(210)	-21.0%
Communication and technology	995	1,073	(78)	-7.3%
Professional fees	797	813	(16)	-2.0%
Other	1,090	1,054	36	3.4%

Total non-interest expenses	28,613	37,730	(9,117)	-24.2%

Income before income tax expense	2,848	5,116	(2,268)	-44.3%
Income tax expense	1,281	2,102	(821)	-39.1%

Net income	1,567	3,014	(1,447)	-48.0%
Less: Net income attributable to noncontrolling interest	49	798	(749)	-93.9%

Net income attributable to JMP Group Inc.	$1,518	$2,216	$(698)	-31.5%

	Six Months Ended June 30,		Change from 2010 to 2011
(In thousands)	2011	2010	$	%
Revenues
Investment banking	$30,284	$16,104	$14,180	88.1%
Brokerage	12,472	15,360	(2,888)	-18.8%
Asset management fees	9,199	6,033	3,166	-52.5%
Principal transactions	6,184	1,833	4,351	237.4%
Gain on sale and payoff of loans	13,608	19,242	(5,634)	-29.3%
Net dividend income	548	1,115	(567)	-50.9%
Other income	1,510	801	709	88.5%

Non-interest revenues	73,805	60,488	13,317	22.0%

Interest income	18,348	24,581	(6,233)	-25.4%
Interest expense	(17,436)	(16,550)	(886)	5.4%

Net interest income (loss)	912	8,031	(7,119)	-88.6%

Provision for loan losses	(354)	(455)	101	-22.2%

Total net revenues after provision for loan losses	74,363	68,064	6,299	9.3%

Non-interest expenses
Compensation and benefits	50,248	46,112	4,136	9.0%
Administration	2,814	2,995	(181)	-6.0%
Brokerage, clearing and exchange fees	2,277	2,574	(297)	-11.5%
Travel and business development	1,461	1,921	(460)	-23.9%
Communication and technology	1,916	2,146	(230)	-10.7%
Professional fees	1,505	1,788	(283)	-15.8%
Impairment loss on purchased management contract	700	0	700	N/A
Other	2,017	2,003	14	0.7%

Total non-interest expenses	62,938	59,539	3,399	5.7%

Income before income tax expense	11,425	8,525	2,900	34.0%
Income tax expense	3,764	3,491	273	7.8%

Net income	7,736	5,034	2,702	53.7%
Less: Net income attributable to noncontrolling interest	2,605	1,100	1,505	136.8%

Net income attributable to JMP Group Inc.	$5,056	$3,934	$1,122	28.5%

Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010

Overview

Total net revenues after provision for loan losses decreased $11.4 million, or 26.6%, from $42.9 million for the quarter ended June 30, 2010 to $31.5 million for the quarter ended June 30, 2011, driven by a decrease in non-interest revenues of $5.8 million as well as a decrease in net interest income of $5.8 million.

Non-interest revenues decreased $5.8 million, or 15.0%, primarily due to a reduction in the sale and payoff of loans of $8.9 million, a $1.5 million decrease in brokerage revenues, partially offset by a $2.9 million increase in asset management fees, and $2.1 million increase in principal transaction revenues.

Net interest income decreased $5.8 million, or 122.8%, from $4.7 million for the quarter ended June 30, 2010 to a loss of $1.1 million for the same period in 2011. The decrease was primarily related to the net interest income of JMP Credit, which decreased from $4.7 million for the quarter ended June 30, 2010 to a loss of $1.0 million for the quarter ended June 30, 2011 as a result of increased net liquidity discount amortization.

Provision for loan losses decreased from $0.3 million for the quarter ended June 30, 2010 to $0.1 million loss for the same quarter in 2011.

Total non-interest expenses decreased $9.1 million, or 24.2%, from $37.7 million for the quarter ended June 30, 2010 to $28.6 million for the quarter ended June 30, 2011, primarily due to a decrease in compensation and benefits of $8.6 million compared to the quarter ended June 30, 2010.

Net income attributable to JMP Group Inc. decreased $0.7 million, or 31.5%, from $2.2 million for the quarter ended June 30, 2010 to $1.5 million for the quarter ended June 30, 2011 after income tax expense of $2.1 million for the quarter ended June 30, 2010 and $1.3 million for the quarter ended June 30, 2011.

Revenues

Investment Banking

Investment banking revenues decreased $0.6 million, or 5.4%, from $10.6 million for the quarter ended June 30, 2010 to $10.1 million for the quarter ended June 30, 2011. As a percentage of total net revenues after provision for loan losses, investment banking revenues increased from 24.8% for the quarter ended June 30, 2010 to 32.0% for the quarter ended June 30, 2011. Public equity underwriting revenues increased $0.4 million, or 6.5%, from $6.1 million for the quarter ended June 30, 2010 to $6.5 million for the quarter ended June 30, 2011. We executed 18 public equity underwriting transactions in the quarter ended June 30, 2011 compared to 15 in the quarter ended June 30, 2010. We acted as a lead manager on one transaction in the quarter ended June 30, 2011 compared to two in the same period in 2010. Private placement revenues decreased $0.4 million, or 15.6%, from $2.6 million for the quarter ended June 30, 2010 to $2.2 million for the same period in 2011. We executed five private placement transactions in the quarter ended June 30, 2011 compared to four in the same period in 2010. Our strategic advisory revenues decreased $0.6 million, or 28.4%, from $2.0 million for the quarter ended June 30, 2010 to $1.4 million for the quarter ended June 30, 2011. We executed five strategic advisory transactions in the quarter ended June 30, 2011 compared to three in the quarter ended June 30, 2010.

Brokerage Revenues

Brokerage revenues decreased $1.5 million, or 19.5%, from $7.7 million for the quarter ended June 30, 2010 to $6.2 million for the quarter ended June 30, 2011. The decrease was the result of lower trading volume. Brokerage revenues increased as a percentage of total net revenues after provision for loan losses, from 17.9% for the quarter ended June 30, 2010 to 19.7% for the quarter ended June 30, 2011.

Asset Management Fees

Asset management fees increased $2.9 million, or 92.4%, from $3.1 million for the quarter ended June 30, 2010 to $6.0 million for the quarter ended June 30, 2011. Asset management fees include base management fees and incentive fees for funds and CLOs under management. Base management fees were $2.3 million for both the quarters ended June 30, 2010 and June 30, 2011. Incentive fees increased $2.8 million from $0.9 million for the quarter ended June 30, 2010 to $3.7 million for the same period in 2011. The increase in incentive fees primarily due to an increase of $2.4 million related to incentive fees earned at Harvest Small Cap Partners, as well as an increase of $0.2 million related to NYMT. As a percentage of total net revenues after provision for loan losses, asset management fees increased from 7.3% for the quarter ended June 30, 2010 to 19.2% for the same period in 2011.

Principal Transactions

Principal transaction revenues increased $2.2 million, or 521.4%, from $0.4 million for the quarter ended June 30, 2010 to $2.6 million for the same period in 2011. The increase reflects higher revenues from our equity investments and other securities and from our warrants. Revenues from equity and other securities increased $1.6 million from a $0.1 million loss for the quarter ended June 30, 2010 to $1.5 million for the same period in 2011, driven primarily by increases in unrealized gains in our equity security investments including $0.8 million related to NYMT and $0.7 million related to JMPS. Revenues from our family of hedge funds and funds of funds increased $0.3 million, from $0.5 million for the quarter ended June 30, 2010 to $0.8 million for the same period in 2011. As a percentage of total net revenues after provision for loan losses, principal transaction revenues increased from 1.0% for the quarter ended June 30, 2010 to 8.1% for the same period in 2011.

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans decreased $9.0 million from $15.8 million for the quarter ended June 30, 2010 to $6.8 million for the same period in 2011, with all of the gain generated at JMP Credit. During the quarter ended June 30, 2011, 31 loans were sold or paid off, resulting in a total net gain of $6.8 million. Of the $6.8 million net gain, $6.2 million resulted from loans acquired in the 2009 acquisition of Cratos, and $0.6 million was the result of activity from the remaining loans of the portfolio. $5.8 million of the net gain was related to 27 loan payoffs, where the borrowers repaid the loans at a premium to our carrying value. The remaining $1.0 million was related to four loans, two of which were sold at par, which was a premium to our carrying value, and two of which were sold at a discount to our carrying value. While we expect further gains in future periods, these revenues are highly unpredictable as we are not actively marketing the loans collateralized by asset-backed securities for sale and the remaining amount of discount from the 2009 acquisition continues to be reduced by the loan liquidity discount accretion even if there are no further gains to be recognized. As a percentage of total net revenues after provision for loan losses, gain on sale and payoff of loans decreased from 36.8% for the quarter ended June 30, 2010 to 21.7% for the same period in 2011.

Net Dividend Income

Net dividend income decreased $0.2 million, or 40.3%, from $0.5 million for the quarter ended June 30, 2010 to $0.3 million for the quarter ended June 30, 2011. The decrease was primarily due to lower dividend income from our investments in NYMT, which was reduced to $0.1 million for the quarter ended June 30, 2011 compared to $0.5 million for the same period in 2010, offset by a $0.2 million increase in net dividends in our principal investment portfolio.

Other Income

Other income increased $0.4 million, or 123.6%, from $0.3 million for the quarter ended June 30, 2010 to $0.7 million for the quarter ended June 30, 2011. For both quarters other income was primarily comprised of revenues from fee sharing arrangements with, and fees earned to raise capital for, third-party investment partnerships or funds.

Interest Income

Interest income decreased $5.3 million, or 40.6%, from $13.0 million for the quarter ended June 30, 2010 to $7.7 million for the same period in 2011. The decrease was primarily related to JMP Credit, which recorded interest income of $7.7 million and $12.8 million for the quarters ended June 30, 2011 and 2010, respectively. As a percentage of total net revenues after provision for loan losses, interest income decreased from 30.3% for the quarter ended June 30, 2010 to 24.6% for the quarter ended June 30, 2011.

The following table sets forth components of net interest income for the quarters ended June 30, 2011 and 2010:

	Three Months Ended June 30,
(In thousands)	2011	2010
Cratos CLO loan contractual interest income	$5,324	$4,895
Cratos CLO ABS issued contractual interest expense	(1,119)	(1,186)

Net Cratos CLO contractual interest	4,205	3,709

Cratos CLO loan liquidity discount accretion	1,920	7,485
Cratos CLO ABS liquidity discount amortization	(7,459)	(6,921)

Net Cratos CLO liquidity discount amortization	(5,539)	564

Other interest income	484	623
Other interest expense	(218)	(203)

Total net interest (expense) income	$(1,068)	$4,693

Total net interest income decreased from $4.7 million for the quarter ended June 30, 2010 to a $1.1 million loss for the quarter ended June 30, 2011 primarily due to reduced loan liquidity discount accretion. As loans acquired in the 2009 acquisition of Cratos are sold or payoff, the remaining loan liquidity discount to accrete is reduced, thereby lowering the discount accretion and total net interest income.

The following tables set forth contractual interest income and expense related to Cratos CLO loans and ABS issued and their weighted average contractual interest rates:

	Three Months Ended June 30, 2011
(In thousands)	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
Cratos CLO loan contractual interest income	$5,324		$446,933	4.71%	0.29%	4.42%
Cratos CLO ABS issued contractual interest expense	(1,119)		431,003	1.03%	0.29%	0.74%

Net Cratos CLO contractual interest	$4,205	$	N/A	N/A	N/A	N/A

	Three Months Ended June 30, 2010
(In thousands)	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
Cratos CLO loan contractual interest income	$4,895		$416,185	4.20%	0.35%	3.85%
Cratos CLO ABS issued contractual interest expense	(1,186)		431,003	1.09%	0.35%	0.74%

Net Cratos CLO contractual interest	$3,709	$	N/A	N/A	N/A	N/A

At JMP Credit, for the quarter ended June 30, 2011, total interest income of $7.7 million was comprised of contractual interest on Cratos CLO loans of $5.3 million, purchase discounts and other deferred fee amortization of $0.4 million and non-cash liquidity discount amortization of $1.9 million. Contractual interest was earned on the performing loans held by Cratos CLO. Of the non-cash liquidity discount amortization of $1.9 million, $0.6 million was accelerated due to unscheduled principal payments on these loans. The annualized weighted average contractual interest rate (excluding the liquidity discount accretion) on the performing loans was 4.71% with a spread to weighted average LIBOR of 4.42% for the quarter ended June 30, 2011. The Company did not recognize any interest income, other than the accretion of liquidity discounts on those loans deemed impaired at the acquisition of Cratos, for three impaired loans with an aggregate weighted average loan balance of $8.9 million that were on non-accrual status during the quarter.

At JMP Credit, for the quarter ended June 30, 2010, total interest income of $12.8 million was mainly comprised of contractual, interest earned on our performing loans of $4.9 million, purchase discounts and other deferred fees amortization of $0.4 million and non-cash liquidity discount amortization of $7.5 million. Of the $7.5 million, $2.4 million of liquidity discount accretion was accelerated due to unscheduled principal payments on these loans. The annualized weighted average interest rate (excluding the liquidity discount accretion) on the performing loans was 4.20% with a spread to weighted average LIBOR of 3.97% for the quarter ended June 30, 2010. The Company did not recognize any interest income, other than the accretion of liquidity discounts, for nine impaired loans with an aggregate weighted average loan balance of $45.2 million that were on non-accrual status during the quarter.

Interest Expense

Interest expense increased $0.5 million, or 5.8%, from $8.3 million for the three months ended June 30, 2010 to $8.8 million for the same period in 2011. The increase was primarily related to JMP Credit, which recorded interest expense of $8.1 million and $8.6 million for the three months ended June 30, 2010 and 2011, respectively.

At JMP Credit, for the quarter ended June 30, 2011, interest expense of $8.6 million was comprised of interest expense on ABS issued of $1.1 million and non-cash amortization of the liquidity discount on the ABS issued of $7.5 million. The annualized weighted average cost of funds (excluding the liquidity discount amortization) for the ABS issued during the quarter was 1.03% with a spread to weighted average LIBOR of 0.74%.

At JMP Credit, for the quarter ended June 30, 2010, interest expense of $8.1 million was comprised of interest expense on ABS issued of $1.2 million and non-cash amortization of the liquidity discount on the ABS issued of $6.9 million. The annualized weighted average cost of funds for the ABS issued during the quarter was 1.09% with a spread to weighted average LIBOR of 0.74%.

Provision for Loan Losses

Provision for loan losses was $0.3 million for the quarter ended June 30, 2010 and $0.1 million for the quarter ended June 30, 2011. For the quarters ended June 30, 2010 and 2011, the provision against loans collateralizing ABS issued of $0.1 million and $0.3 million, respectively, were recorded as a general reserve against performing loans that were purchased after the Cratos acquisition.

Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, decreased $8.6 million, or 28.0%, from $30.6 million for the quarter ended June 30, 2010 to $22.0 million for the quarter ended June 30, 2011.

Employee payroll, taxes and benefits, and consultant fees, increased $0.3 million, or 3.8%, from $8.0 million for the quarter ended June 30, 2010 to $8.3 million for the same period in 2011, primarily due to the effect of a full quarter of base pay increases made during the first quarter 2011, partially offset by a net headcount decrease between the two periods.

Performance-based bonus and commission decreased $8.1 million, or 38.0%, from $21.2 million for the quarter ended June 30, 2010 to $13.1 million for the quarter ended June 30, 2011. The decrease was primarily due to the decrease in total net revenues after provision for loan losses from $42.8 million for the quarter ended June 30, 2010 to $31.5 million for the same period in 2011. In addition, the Company recorded a performance based bonus accrual for senior management of $1.1 million for the quarter ended June 30, 2011 but did not record such accrual for the same period in 2010.

Equity-based compensation decreased $0.8 million, or 59.8%, from $1.4 million for the quarter ended June 30, 2010 to $0.6 million for the quarter ended June 30, 2011 primarily due to a $0.8 million reduction in the amortization expense for RSUs granted in connection with the initial public offering. The total equity-based compensation expense for the quarter ended June 30, 2010 and 2011 included $1.2 million and $0.5 million, respectively, recognized for RSUs granted in connection with the initial public offering and $0.2 million and $0.1 million, respectively, recognized for RSUs granted after the initial public offering.

Compensation and benefits as a percentage of revenues decreased from 71.4% of total net revenues after provision for loan losses for the quarter ended June 30, 2010 to 70.0% for the same period in 2011. This was primarily due to a higher compensation to revenue ratio for the quarter ended June 30, 2010 compared to 2011 reflecting the higher employee discretionary bonus. Excluding expense related to RSUs of $0.6 million, compensation and benefits as a percentage of total net revenues after provision for loan losses was 68.2% for the quarter ended June 30, 2011.

Administration

Administration expenses decreased $0.3 million, or 11.7%, from $2.0 million for the quarter ended June 30, 2010 to $1.7 million for the quarter ended June 30, 2011. As a percentage of total net revenues after provision for loan losses, administration expense increased from 4.6% for the quarter ended June 30, 2010 to 5.5% for the same period in 2011.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $1.2 million for both quarters ended June 30, 2010 and June 30, 2011. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees increased from 2.9% for the quarter ended June 30, 2010 to 3.7% for the same period in 2011.

Travel and Business Development

Travel and business development expense decreased $0.2 million, or 21.0%, from $1.0 million for the quarter ended June 30, 2010 to $0.8 million for the quarter ended June 30, 2011. The decrease primarily reflects the $0.3 million increase in reimbursements from clients. As a percentage of total net revenues after provision for loan losses, travel and business development expense increased from 2.3% for the quarter ended June 30, 2010 to 2.5% for the same period in 2011.

Communications and Technology

Communications and technology expense decreased $0.1 million, or 7.3%, from $1.1 million for the quarter ended June 30, 2010 to $1.0 million for the quarter ended June 30, 2011. As a percentage of total net revenues after provision for loan losses, communications and technology expense increased from 2.5% for the quarter ended June 30, 2010 to 3.2% for the same period in 2011.

Impairment Loss on Purchased Management Contract

On June 11, 2010, the Company agreed to purchase the collateral management contracts for two collateralized loan obligations, (“CLOs”), from Princeton Advisory Group, Inc., for up to $5.0 million. The transfers of the contracts were subject to the receipt of certain consents and other conditions. On September 8, 2010, the Company completed the purchase of one of the two management contracts for $3.8 million, and the contract was transferred to JMPCA. However, since a single investor had previously acquired control of the right to transfer the management contract without cause at any time with 90 days’ notice, the Company recorded an impairment charge of $2.8 million for the quarter ended September 30, 2010. The Company later restructured the transaction to provide the Company with indemnity from the seller in the amount of $2.6 million, which is collateralized by certain assets and $1.0 million in cash. The Company determined the initial carrying value of the purchased management contract to be $1.0 million. The Company amortized the purchased management contract on a straight-line basis over its estimated life of 2.5 years corresponding to the indemnity period through February 2013 and tests it for impairment whenever events or changes in circumstances suggest that the asset’s carrying value may not be fully recoverable. During the fourth quarter of 2010, the Company was released from the obligation to purchase the second CLO management contract from Princeton Advisory Group, Inc. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value. The Company determined that the carrying value of the purchased management contract was impaired and recorded a $0.7 million impairment charge for the quarter ended March 31, 2011. At that time, the Company revised the estimated useful life of the asset. At June 30, 2011, the purchased management contract was fully amortized.

Professional Fees

Professional fees were $0.8 million for both quarters ended June 30, 2010 and June 30, 2011. As a percentage of total net revenues after provision for loan losses, professional fees increased from 1.9% for the quarter ended June 30, 2010 to 2.5% for the same period in 2011.

Other Expenses

Other expenses remained at $0.1 million, for the quarters ended June 30, 2010 and June 30, 2011. As a percentage of total net revenues after provision for loan losses, other expenses increased from 2.5% for the quarter ended June 30, 2010 to 3.5% for the same period in 2011.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest decreased $0.7 million from $0.8 million for the quarter ended June 30, 2010 to $0.1 million for the quarter ended June 30, 2011. Noncontrolling interest for the quarter ended June 30, 2011 includes the interest of third parties in Cratos CLO and HGC, partially-owned subsidiaries consolidated in our financial statements. The members of HGC do not have substantive kick-out rights, and therefore, HGC has been consolidated from inception on April 1, 2010. Noncontrolling interest for the quarter ended June 30, 2010 relates to the interest of third parties in JMP Credit, HGC and HMOP, partially-owned subsidiaries consolidated in our financial statements. From May 1, 2009 through December 31, 2010, HMOP was consolidated in our financial statements. On December 31, 2010, HMOP was liquidated.

Provision for Income Taxes

For the quarter ended June 30, 2011 and 2010, we recorded tax expense of $1.3 million and $2.1 million, respectively. The effective tax rate for the quarter ended June 30, 2011 and 2010 was 45.0% and 41.1%, respectively. The 3.9% increase in the effective tax rate for the quarter ended June 30, 2011 compared to same period in 2010 related to the increased tax rate for permanent item adjustments.

Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010

Overview

Total net revenues after provision for loan losses increased $6.3 million, or 9.3%, from $68.1 million for the six months ended June 30, 2010 to $74.4 million for the six months ended June 30, 2011, driven by an increase in non-interest income of $13.3 million, offset by a decrease in net-interest income of $7.1 million.

Non-interest revenues increased $13.3 million, or 22.0%, primarily due to a $14.2 million increase in investment banking, a $4.4 million increase in principal transaction revenues, offset by reduction in the sale and payoff loans of $5.6 million.

Net interest income decreased from $8.0 million for the six months ended June 30, 2010 to $0.9 million for the same period in 2011. The decrease was primarily due to a decrease in the net interest income at JMP Credit of $7.0 million, from $7.9 million for the six months ended June 30, 2010 to $0.9 million for the six months ended June 30, 2011.

Provision for loan losses decreased $0.1 million, or 22.2%, from $0.5 million for the six months ended June 30, 2010 to $0.4 million for the six months ended June 30, 2011.

Total non-interest expenses increased $3.4 million, or 5.7%, from $59.5 million for the six months ended June 30, 2010 to $62.9 million for the six months ended June 30, 2011, primarily due to an increase in compensation and benefits of $4.1 million and an increase in impairment loss on intangible assets of $0.7 million, offset by $0.5 million decrease in travel and business expense, $0.3 million decrease in brokerage fees, and $0.3 million decrease in professional fees.

Net income attributable to JMP Group Inc. increased $1.2 million from $3.9 million for the six months ended June 30, 2010 to $5.1 million for the six months ended June 30, 2011 after income tax expense of $3.5 million and $3.7 million for the six months ended June 30, 2010 and 2011, respectively.

Revenues

Investment Banking

Investment banking revenues increased $14.2 million, or 88.1%, from $16.1 million for the six months ended June 30, 2010 to $30.3 million for the same period in 2011, and increased as a percentage of total net revenues after provision for loan losses from 23.7% to 40.7%, respectively. The increase in revenues reflects a higher level of activity in our public equity underwriting and private placement business, partially offset by decreased activity in our strategic advisory business. Public equity underwriting revenues increased $10.0 million, from $8.8 million for the six months ended June 30, 2010 to $18.8 million for the six months ended June 30, 2011. We executed 41 public equity underwriting transactions in the six months ended June 30, 2011 compared to 21 in the six months ended June 30, 2010. We acted as a lead manager on five transactions in the six months ended June 30, 2011 and three in the same period in 2010. Private placement revenues increased $6.0 million from $3.0 million for the six months ended June 30, 2010 to $9.0 million for the six months ended June 30, 2011. We executed ten private placement transactions in the six months ended June 30, 2011 compared to five private placement transactions in the six months ended June 30, 2010. Our strategic advisory revenues decreased $1.9 million, or 43.7%, from $4.4 million for the six months ended June 30, 2010 to $2.5 million for the six months ended June 30, 2011. We executed seven strategic advisory transactions in the six months ended June 30, 2011 compared to six in the quarter ended June 30, 2010.

Brokerage Revenues

Brokerage revenues decreased $2.9 million, or 18.8%, from $15.4 million for the six months ended June 30, 2010 to $12.5 million for the six months ended June 30, 2011. The decrease was the result of lower gross commissions. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 22.6% for the six months ended June 30, 2010 to 16.8% for the six months ended June 30, 2011.

Asset Management Fees

Asset management fees increased $3.2 million, or 52.5%, from $6.0 million for the six months ended June 30, 2010 to $9.2 million for the six months ended June 30, 2011. Asset management fees include base management fees and incentive fees for our funds under management. Base management fees increased from $4.5 million for the six months ended June 30, 2010 to $4.6 million for the same period in 2011. Incentive fees increased from $1.5 million for the six months ended June 30, 2010 to $4.6 million for the same period in 2011. The increase in incentive fees primarily reflects a $2.4 million increase related to Harvest Small Cap Partners, and a $0.6 million increase related to NYMT. As a percentage of total net revenues after provision for loan losses, asset management fees increased from 8.9% for the six months ended June 30, 2010 to 12.4% for the same period in 2011.

Principal Transactions

Principal transaction revenues increased $4.4 million, or 237.4%, from $1.8 million for the six months ended June 30, 2010 to $6.2 million for the same period in 2011. The increase was driven primarily by a $3.4 million increase in unrealized gains in our equity security investments related to HGC. Revenues from our family of hedge funds and funds of funds also increased $0.8 million, from $0.4 million for the six months ended June 30, 2010 to $1.2 million for the same period in 2011. As a percentage of total net revenues after provision for loan losses, principal transaction revenues increased from 2.7% for the six months ended June 30, 2010 to 8.3% for the same period in 2011.

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans decreased $5.6 million from $19.2 million for the six months ended June 30, 2010 to $13.6 million for the same period in 2011, with all of the gain generated at JMP Credit. During the six months ended June 30, 2011, 70 loans were sold or paid off, resulting in a total net gain of $13.6 million. Of the $13.6 million net gain, $12.0 million resulted from loans acquired in the 2009 acquisition of Cratos, and $1.6 million was the result of activity from the remaining loans of the portfolio. $8.4 million was related to 60 loan payoffs, where the borrowers repaid the loans at a premium to our carrying value. The remaining $5.2 million was related to 10 loans, five of which were sold in full at a premium to our carrying value, and five of which were partially sold at a discount to our carrying value. While we expect further gains in future periods, these revenues are highly unpredictable as we are not actively marketing the loans collateralized by asset-backed securities for sale and the remaining amount of discount from the 2009 acquisition continues to be reduced by the loan liquidity discount accretion even if there are no further gains to be recognized.

Net Dividend Income

Net dividend income decreased $0.6 million from $1.1 million for the six months ended June 30, 2010 to $0.5 million for the six months ended June 30, 2011, primarily related to our NYMT investment, which was reduced to $0.2 million for the six months ended June 30, 2011 compared to $1.1 million for the same period in 2010, offset by a $0.4 million increase in net dividends in our principal investment portfolio.

Other Income

Other income increased from $0.8 million for the six months ended June 30, 2010 to $1.5 million for the six months ended June 30, 2011. For the six months ended June 30, 2011, other income was primarily comprised of revenues from fee sharing arrangements with, and fees earned to raise capital for, third-party investment partnerships or funds. For the six months ended June 30, 2010, other income was comprised of the aforementioned revenues plus administrative agency fees at JMP Credit.

Interest Income

Interest income decreased $6.2 million from $24.6 million for the six months ended June 30, 2010 to $18.3 million for the same period in 2011. The decrease related to JMP Credit, which recorded interest income of $24.2 million and $18.0 million for the six months ended June 30, 2010 and 2011, respectively. As a percentage of total net revenues after provision for loan losses, interest income decreased from 36.1% for the six months ended June 30, 2010 to 24.7% for the same period in 2011.

The following table sets forth components of net interest income for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
(In thousands)	2011	2010
Cratos CLO loan contractual interest income	$10,926	$10,099
Cratos CLO ABS issued contractual interest expense	(2,234)	(2,266)

Net Cratos CLO contractual interest	8,692	7,833

Cratos CLO loan liquidity discount accretion	6,225	13,295
Cratos CLO ABS liquidity discount amortization	(14,758)	(13,981)

Net Cratos CLO liquidity discount amortization	(8,533)	(686)

Other interest income	1,197	1,187
Other interest expense	(444)	(303)

Total net interest income	$912	$8,031

Total net interest income decreased from $8.0 million for the six months ended June 30, 2010 to $0.9 million for the same period in 2011 primarily due to reduced loan liquidity discount accretion. As loans acquired in the 2009 acquisition of Cratos are sold or payoff, the remaining loan liquidity discount to accrete is reduced, thereby lowering the discount accretion and total net interest income.

The following tables set forth contractual interest income and expense related to Cratos CLO loans and ABS issued and their weighted average contractual interest rates:

	Six Months Ended June 30, 2011
(In thousands)	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
Cratos CLO loan contractual interest income	$10,926		$446,146	4.87%	0.29%	4.58%
Cratos CLO ABS issued contractual interest expense	(2,234)		431,003	1.03%	0.29%	0.74%

Net Cratos CLO contractual interest	$8,692	$	N/A	N/A	N/A	N/A

	Six Months Ended June 30, 2010
(In thousands)	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
Cratos CLO loan contractual interest income	$10,099		$402,967	4.27%	0.30%	3.97%
Cratos CLO ABS issued contractual interest expense	(2,266)		431,949	1.04%	0.30%	0.74%

Net Cratos CLO contractual interest	$7,833	$	N/A	N/A	N/A	N/A

At JMP Credit, for the six months ended June 30, 2011, total interest income of $18.0 million was comprised of contractual interest on Cratos CLO loans of $10.9 million, amortization of purchase discounts and other deferred fees of $0.8 million and the non-cash amortization of the liquidity discounts on our loans of $6.2 million. Contractual interest was earned on the performing loans held by Cratos CLO. Of the $6.2 million, $0.7 million of liquidity discount accretion was accelerated due to unscheduled principal payments on these loans. The annualized weighted average interest rate on the loans (excluding the liquidity discount accretion) was 4.87% with a spread to weighted average LIBOR of 4.58% for the six months ended June 30, 2011. The Company did not recognize any interest income for the three impaired loans with a weighted average loan balance of $10.1 million that were on non-accrual status during the six months.

At JMP Credit, for the six months ended June 30, 2010, total interest income of $24.2 million was mainly comprised of contractual interest earned on our performing loans of $10.1 million, amortization of purchase discounts and other deferred fees of $0.8 million and the non-cash amortization of the liquidity discounts on our loans of $13.3 million. Of the $13.3 million, $2.8 million of liquidity discount accretion was accelerated due to unscheduled principal payments on these loans. The annualized weighted average interest rate on the loans (excluding the liquidity discount accretion) was 4.27% with a spread to weighted average LIBOR of 3.97% for the six months ended June 30, 2010. The Company did not recognize any interest income, other than the accretion of liquidity discounts, for 10 impaired loans with an aggregate weighted average loan balance of $67.0 million that were on non-accrual status during the six months.

Interest Expense

Interest expense increased $0.8 million from $16.6 million for the six months ended June 30, 2010 to $17.4 million for the same period in 2011. The increase was primarily related to JMP Credit, which recorded interest expense of $16.3 million and $17.0 million for the six months ended June 30, 2010 and 2011, respectively.

At JMP Credit, for the six months ended June 30, 2011, interest expense of $17.0 million was comprised of interest expense on ABS issued of $2.2 million and non-cash amortization of the liquidity discount on the ABS issued of $14.8 million. The annualized weighted average cost of funds (excluding the liquidity discount amortization) for the ABS issued during the six months was 1.04% with a spread to weighted average LIBOR of 0.74%.

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

Provision for Loan Losses

Provision for loan losses decreased from $0.5 million for the six months ended June 30, 2010 to $0.4 million for the same period in 2011. For the six months ended June 30, 2010 and 2011, the provision against loans collateralizing ABS issued were recorded as a general reserve against performing loans that were purchased after the Cratos acquisition.

Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions as well as equity-based compensation to our employees and managing directors, increased $4.1 million, or 9.0%, from $46.1 million for the six months ended June 30, 2010 to $50.2 million for the six months ended June 30, 2011.

Employee payroll, taxes and benefits, and consultant fees, increased $0.8 million, or 4.8%, from $16.3 million for the six months ended June 30, 2010 to $17.1 million for the six months ended June 30, 2011 primarily due to the base pay increases and severance payments made during the first quarter 2011, partially offset by a net headcount decrease between the two periods.

Performance-based bonus and commission increased $4.7 million, or 16.9%, from $27.4 million for the six months ended June 30, 2010 to $32.1 million for the same period in 2011. The increase was primarily due to increased compensation expense due to an increase in total net revenues after provision for loan losses from $68.1 million to $74.4 million. In addition, the Company recorded a performance based bonus accrual for senior management of $3.0 million for the six months ended June 30, 2011 but did not record such accrual for the same period in 2010.

Equity-based compensation decreased $1.3 million, or 55.7%, from $2.3 million for the six months ended June 30, 2010 to $1.0 million for the same period in 2011 primarily due to a $1.1 million reduction in the amortization expense for RSUs granted in connection with the initial public offering. The total equity-based compensation expense for the six months ended June 30, 2011 and 2010 included $0.8 million and $1.9 million, respectively, recognized for RSUs granted in connection with the initial public offering and $0.2 million and $0.6 million, respectively, recognized for RSUs granted after the initial public offering.

Compensation and benefits as a percentage of revenues decreased from 67.7% of total net revenues after provision for loan losses for the six months ended June 30, 2010 to 67.6% for the same period in 2011. Excluding expense related to RSUs of $1.0 million, compensation and benefits as a percentage of total net revenues after provision for loan losses was 66.2% for the six months ended June 30, 2011.

Administration

Administration expenses decreased $0.2 million, or 6.0%, from $3.0 million for the six months ended June 30, 2010 to $2.8 million for the six months ended June 30, 2011. As a percentage of total net revenues after provision for loan losses, administration expense decreased from 4.4% of total net revenues after provision for loan losses for the six months ended June 30, 2010 to 3.8% for the same period in 2011.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees decreased from $2.6 million for the six months ended June 30, 2010 to $2.3 million for the six months ended June 30, 2011. The decrease was primarily due to a decrease in trading volume. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 3.8% for the six months ended June 30, 2010 to 3.1% for the same period in 2011.

Travel and Business Development

Travel and business development expense decreased $0.4 million, or 23.9%, from $1.9 million for the six months ended June 30, 2010 to $1.5 million for the quarter ended June 30, 2011. The decrease primarily reflects the increase in reimbursements from clients of $0.3 million. Travel volume also decreased from the same period in the prior year. As a percentage of total net revenues after provision for loan losses, travel and business development expense decreased from 2.8% for the six months ended June 30, 2010 to 2.0% for the same period in 2011.

Communications and Technology

Communications and technology expense decreased $0.2 million, or 10.7%, from $2.1 million for the six months ended June 30, 2010 to $1.9 million for the six months ended June 30, 2011. As a percentage of total net revenues after provision for loan losses, communications and technology expense decreased from 3.2% for the six months ended June 30, 2010 to 2.6% for the same period in 2011.

Impairment Loss on Purchased Management Contract

On June 11, 2010, the Company agreed to purchase the collateral management contracts for two collateralized loan obligations, or CLOs, from Princeton Advisory Group, Inc., for up to $5.0 million. The transfers of the contracts were subject to the receipt of certain consents and other conditions. On September 8, 2010, the Company completed the purchase of one of the two management contracts for $3.8 million, and the contract was transferred to JMPCA. However, since a single investor had previously acquired control of the right to transfer the management contract without cause at any time with 90 days’ notice, the Company recorded an impairment charge of $2.8 million for the quarter ended September 30, 2010. The Company later restructured the transaction to provide the Company with indemnity from the seller in the amount of $2.6 million, which is collateralized by certain assets and $1.0 million in cash. The Company determined the initial carrying value of the purchased management contract to be $1.0 million. The Company amortized the purchased management contract on a straight-line basis over its estimated life of 2.5 years corresponding to the indemnity period through February 2013 and tests it for impairment whenever events or changes in circumstances suggest that the asset’s carrying value may not be fully recoverable. During the fourth quarter of 2010, the Company was released from the obligation to purchase the second CLO management contract from Princeton Advisory Group, Inc. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value. The Company has determined that the carrying value of the purchased management contract was impaired and recorded a $0.7 million impairment charge for the quarter ended March 31, 2011. At that time, the Company revised the estimated useful life of the asset. At June 30, 2011, the purchased management contract was fully amortized.

Professional Fees

Professional fees decreased $0.3 million, or 15.8%, from $1.8 million for the six months ended June 30, 2010 to $1.5 million for the six months ended June 30, 2011. As a percentage of total net revenues after provision for loan losses, professional fees decreased from 2.6% for the six months ended June 30, 2010 to 2.0% for the same period in 2011.

Other Expenses

Other expenses were $2.0 million for both the six months ended June 30, 2010 and June 30, 2011. As a percentage of total net revenues after provision for loan losses, other expenses decreased from 2.9% for the six months ended June 30, 2010 to 2.7% for the same period in 2011.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest increased $1.5 million from $1.1 million for the six months ended June 30, 2010 to $2.6 million for the six months ended June 30, 2011. Noncontrolling interest for the six months ended June 30, 2011 includes the interest of third parties in Cratos CLO and HGC, partially-owned subsidiaries consolidated in our financial statements. The members of HGC do not have substantive kick-out rights, and therefore, HGC has been consolidated from inception on April 1, 2010. Noncontrolling interest for the six months ended June 30, 2010 includes the interest of third parties in JMP Credit, HGC and HMOP, partially-owned subsidiaries consolidated in our financial statements. From May 1, 2009 through December 31, 2010, HMOP was consolidated in our financial statements. On December 31, 2010, HMOP was liquidated.

Provision for Income Taxes

For the six months ended June 30, 2011 and 2010, we recorded tax expense of $3.8 million and $3.5 million, respectively. The effective tax rate for the six months ended June 30, 2011 and 2010 was 32.9% and 41.0%, respectively. The 8.1% decrease in the effective tax rate for the six months ended June 30, 2011 compared to same period in 2010 was primarily attributable to the income associated with HGC which is consolidated on a book basis but not for tax purposes.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital resources and liquidity for the six months ended June 30, 2011 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of June 30, 2011, we had net liquid assets of $68.6 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, note payable and noncontrolling interest. We have satisfied our capital and liquidity requirements primarily through the net proceeds from the initial public offering and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. At June 30, 2011 and December 31, 2010, the Company had Level 3 assets (financial instruments whose fair value was determined using significant unobservable inputs that are not corroborated by market data) of $21.6 million and $14.9 million, respectively, which represented 3.3% and 2.3% of total assets, respectively. Level 3 assets increased $6.7 million from $14.9 million at December 31, 2010 to $21.6 million at June 30, 2011, due to the purchased new assets (primarily private equity securities) of $8.4 million and the unrealized gain of $2.4 million, offset by the transfers of certain private equity securities into Level 2 of $4.1 million. The transfers into Level 2 resulted from the observability of fair value associated with the private equity securities.

Liquidity Considerations Related to Cratos CLO

On April 7, 2009, we invested $4.0 million of cash and granted $3.0 million original par amount, with a $2.3 million estimated fair value, of contingent consideration (a zero coupon note) to acquire 100% of the membership interests and net assets of $7.5 million of Cratos. In December 2009, we repurchased the contingent consideration for $1.8 million. The Company’s ownership of Cratos CLO subordinated securities decreased from 100% to approximately 94% effective August 6, 2010. As we own approximately 94% of the subordinated securities of the CLO, in accordance with the authoritative guidance under GAAP on accounting for consolidation of variable interest entities, we are the primary beneficiary and are required to consolidate all of the assets and liabilities of the CLO securitization structure even though it is a bankruptcy remote entity with no recourse to us.

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

Cratos CLO must comply with certain asset coverage tests, such as tests that restrict the amount of discounted obligations and obligations rated “CCC” or lower it can hold. During any time the CLO exceeds such a limit, our ability, as the manager of Cratos CLO, to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, defaulted obligations, discounted assets (those purchased below 85% of their par value) and assets rated “CCC” or lower in excess of applicable limits in the CLO’s investment criteria are not given full par credit for purposes of calculation of the CLO overcollateralization (“OC”) tests. Even though we were in compliance with all OC tests on the determination dates in May and February 2011, November, August and May 2010, on the quarterly determination dates in May and February 2010, August and November 2009, Cratos CLO was in violation of its Class E OC test. In order to remedy the deficiency, we were required to use $10.2 million of the CLO’s residual cash flows to pay down Class A note holders, rather than distribute the funds to us as owners of the CLO’s subordinated notes. If Cratos CLO were to violate the Class E test, or any more senior tests, we would be required to pay down the most senior notes with the residual cash flows until the violation was cured. In the most extreme case, if the CLO were in violation of the most senior OC test, the Class A note holders would have the ability to declare an event of default and cause an acceleration of all principal and interest outstanding on the notes.

For financial reporting purposes, the loans and asset-backed securities of Cratos CLO are consolidated on our balance sheet. The loans are reported at their cost adjusted for amortization of liquidity discount and credit reserves, both of which were recorded at the Cratos acquisition date, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discount only. At June 30, 2011, we had $415.6 million of loans collateralizing asset-backed securities, net, $29.1 million of restricted cash and $1.1 million of interest receivable funded by $366.1 million of asset-backed securities issued, net, and interest payable of $0.5 million. These assets and liabilities represented 68.8% of total assets and 74.3% of total liabilities respectively, reported on our consolidated statement of financial condition at June 30, 2011.

The tables below summarize the loans held by Cratos CLO grouped by range of outstanding balance, industry and Moody’s Investors Services, Inc. rating category as of June 30, 2011.

(Dollars in thousands)	As of June 30, 2011
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal
$0 - $500	23	11/2014 - 6/2018	$10,225
$501 - $2,000	91	12/2013 - 11/2018	124,042
$2,001 - $5,000	89	10/2012 - 9/2019	268,076
$5,001 - $10,000	8	6/2012 - 3/2016	47,065

Total	211		$449,408

(Dollars in thousands)	As of June 30, 2011
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Healthcare, Education & Childcare	22	$57,675	12.8%
Retail Store	14	33,489	7.5%
Telecommunications	16	29,939	6.7%
Electronics	14	29,809	6.6%
Chemicals, Plastics and Rubber	12	23,719	5.3%
Personal, Food & Misc Services	13	22,160	4.9%
Leisure , Amusement, Motion Pictures & Entertainment	10	21,385	4.8%
Diversified/Conglomerate Service	13	20,969	4.7%
Hotels, Motels, Inns and Gaming	5	17,190	3.8%
Aerospace & Defense	9	16,987	3.8%
Utilities	5	16,785	3.7%
Beverage, Food & Tobacco	7	16,731	3.7%
Personal &Non-Durable Consumer Products	6	15,075	3.4%
Diversified/Conglomerate Mfg	6	14,718	3.3%
Printing & Publishing	5	14,572	3.2%
Containers, Packaging and Glass	6	13,228	2.9%
Finance	6	9,091	2.0%
Mining, Steel, Iron and Non-Precious Metals	4	8,790	2.0%
Banking	3	8,423	1.9%
Automobile	6	8,328	1.9%
Machinery (Non-Agriculture,Non-Construction & Non-Electronic)	4	7,396	1.6%
Cargo Transport	2	6,116	1.4%
Farming & Agriculture	3	5,364	1.2%
Textiles & Leather	5	5,313	1.2%
Ecological	3	4,815	1.1%
Insurance	2	4,496	1.0%
Grocery	3	4,471	1.0%
Buildings and Real Estate	2	4,216	0.9%
Personal Transportation	1	2,494	0.5%
Broadcasting & Entertainmt.	2	2,262	0.5%
Diversified Natural Resources, Precious Metals and Minerals	1	2,244	0.5%
Oil & Gas	1	1,158	0.2%

Total	211	$449,408	100.0%

(Dollars in thousands)	As of June 30, 2011
Moody’s Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
Baa3	1	$5,641	1.3%
Ba1	12	37,678	8.4%
Ba2	19	40,601	9.0%
Ba3	33	72,621	16.2%
B1	62	118,871	26.5%
B2	64	121,168	27.0%
B3	16	33,841	7.5%
Caa1	1	8,284	1.8%
Caa2	1	4,686	1.0%
Ca	1	2,454	0.5%
NR	1	3,563	0.8%

Total	211	$449,408	100.0%

Other Liquidity Considerations

As of June 30, 2011 the Company had two term loans with City National Bank (“CNB”) in the aggregate amount of $23.6 million under the Credit Agreement entered into on August 3, 2006. On December 31, 2010, pursuant to the provisions of the third amendment to the Credit Agreement, the outstanding revolving loan of $21.0 million was converted into a single term loan of $21.0 million which will fully matures on December 31, 2013. The outstanding balance on this term loan was $19.3 million as of June 30, 2011. The Company also had $4.3 million outstanding on its other term loan with CNB as of June 30, 2011. As of December 31, 2010, the revolving line of credit was no longer available for future use by the Company.

Both term loans bear interest at LIBOR plus 2.25%. On May 29, 2010 the Company entered into an interest rate cap with the lender to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the counterparty in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the line of credit and term loan to such rate. The cap had an initial notional principal amount of $27.1 million (as the remaining balance available under the revolving line of credit was drawn down on July 1, 2010), indexed to LIBOR and amortizes in accordance with the amortization of the revolving line of credit and term loan. The notional principal amount of the cap was $23.6 million at June 30, 2011, with a recorded fair value of $34,583. Changes in the fair value are recorded in other comprehensive income.

On April 8, 2011, JMP Securities entered into a $20.0 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. Draws on the revolving line of credit bear interest at the rate of prime and are available through April 8, 2012 on which date, if there is an existing outstanding amount, it converts to a loan that matures on April 8, 2013.

The timing of bonus compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees and managing directors are generally paid semi-monthly during the year, bonus compensation, which makes up a larger portion of total compensation, is generally paid once a year during the first two months of the following year. In February 2011, we paid out $34.2 million of cash bonuses for 2010, excluding employer payroll tax expense.

The Company currently intends to declare quarterly cash dividends on all outstanding shares of common stock. The Company currently does not plan to pay dividends on unvested shares of restricted stock. In March 2011, the Company’s board of directors declared a quarterly cash dividend of $0.02 per share of common stock which the Company paid in April 2011 for the fourth quarter of 2010. In May 2011, the Company’s board of directors declared a quarterly cash dividend of $0.025 per share of common stock which the Company paid in June 2011 for the first quarter of 2011.

During the three and six months ended June 30, 2011, the Company repurchased 187,364 and 406,163 shares of the Company’s common stock at an average price of $8.00 per share and $8.17 per share for an aggregate purchase price of $1.5 million and $3.3 million, respectively. All the shares repurchased during the three and six months ended June 30, 2011, were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company.

We had total restricted cash of $44.1 million comprised primarily of $30.1 million of restricted cash at JMP Credit on June 30, 2011. This balance comprised of $4.6 million in interest received from loans in the CLO and $25.5 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLO. The principal restricted cash will be used to buy additional loans.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule. We use the basic method permitted by the Uniform Net Capital Rule to compute net capital, which generally requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of $25.2 million and $29.7 million, which were $24.2 million and $28.7 million in excess of the required net capital of $1.0 million and $1.0 million at June 30, 2011 and December 31, 2010, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.43 to 1 and 0.39 to 1 at June 30, 2011 and December 31, 2010, respectively.

A condensed table of cash flows for the six months ended June 30, 2011 and 2010 is presented below.

	Six Months Ended June 30,		Change from 2010 to 2011
(Dollars in thousands)	2011	2010	$	%
Cash flows used in operating activities	$(4,559)	$(33,455)	$28,876	86.4%
Cash flows (used in) provided by investing activities	(5,683)	3,635	(9,318)	-256.3%
Cash flows provided by (used in) financing activities	573	(3,262)	3,835	117.6%

Total cash flows	$(9,669)	$(33,082)	$23,413	70.8%

Cash Flows for the Six Months Ended June 30, 2011

Cash decreased by $9.7 million during the six months ended June 30, 2011, primarily as a result of cash used in operating and investing activities.

Our operating activities used $4.6 million of cash from the net income of $7.7 million, adjusted for the cash used in the change in operating assets and liabilities of $4.1 million and non-cash revenue and expense items of $8.1 million. The non-cash revenue and expense items included gain on sale and payoff of loans of $13.6 million, net amortization expense of liquidity discount of $8.5 million.

Our investing activities used $5.7 million of cash primarily due to funding of loans collateralizing ABS of $160.0 million, purchases of other investments of $10.1 million, increases in restricted cash used for lending activities of $5.4 million partly offset by cash provided by sales and payoff of loans collateralizing ABS of $148.7 million, and repayments on loans collateralizing ABS of $16.7 million.

Our financing activities provided $0.6 million of cash primarily due to capital contributions of noncontrolling interest holders of $8.7 million, offset by repurchase of our common stock for treasury of $3.3 million, repayment of a note payable of $2.6 million, cash dividends of $1.0 million to our stockholders.

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

Off-Balance Sheet Arrangements

In connection with Cratos CLO, the Company had unfunded commitments to lend of $0.7 million and standby letters of credit of $0.2 million as of June 30, 2011. These commitments do not extend to JMP Group Inc. See Note 21 of the Notes to the consolidated financial statements for more information on the financial instruments with off-balance sheet risk in connection with Cratos CLO.

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

We had no other material off-balance sheet arrangements as of June 30, 2011. However, as described below under “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $25.6 million as of June 30, 2011. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $12.6 million as of June 30, 2011.

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

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements included elsewhere in this report. On an ongoing basis, we evaluate our estimates and assumptions, particularly as they relate to accounting policies that we believe are most important to the presentation of our financial condition and results of operations. We regard an accounting estimate or assumption to be most important to the presentation of our financial condition and results of operations where:

•

the nature of the estimates or assumptions is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

•	the impact of the estimates or assumptions on our financial condition or operating performance is material.

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

Purchased Management Contract

Purchased management contract relates to the CLO contract the Company purchased from Princeton Advisory Group, Inc. on September 8, 2010 and is included in other assets on the Consolidated Statements of Financial Condition. The purchased management contract is amortized over its estimated life. The Company tests the purchased management contract for impairment whenever events or changes in circumstances suggest that the asset’s carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value. (See Note 8 of the Notes to the consolidated financial statements for more information).

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

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2011.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2011 to April 30, 2011	0		$0	0	262,204
May 1, 2011 to May 31, 2011	0		$0	0	762,204
June 1, 2011 to June 30, 2011	187,364	(2)	$8.00	187,364	574,840

Total	187,364			187,364

(1)	A 1.5 million share repurchase program authorized in August and November 2007 was fully executed as of January 18, 2008. On March 10, 2008, March 3, 2009, May 4, 2010 and May 3, 2011, the Company’s board of directors authorized the repurchase of an additional 2.0 million shares during the subsequent eighteen months, the repurchase of an additional 0.5 million shares during the subsequent twelve months, the repurchase of an additional 1.0 million shares during the subsequent eighteen months, and the repurchase of an additional 0.5 million shares during the subsequent twelve months, respectively.
(2)	For certain restricted stock units, the number of shares issued upon settlement of the restricted stock units was net of the statutory tax withholding requirements that we paid on behalf of our employees. The total number of shares purchased in June 2011 represents the shares that were not issued to employees in connection with the settlement of restricted stock units, and therefore such shares were deemed to have been purchased by the Company.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

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

Date: August 4, 2011

JMP Group Inc.

By:	/s/ JOSEPH A. JOLSON
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ RAYMOND S. JACKSON
Name:	Raymond S. Jackson
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.20.2	Amendment Number Five to Credit Agreement (CNB) and related General Continuing Guarantee Agreement

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).