Form 10-Q
period 2011-09-30
JMP Group Inc.
filed 2011-11-03
CIK 1383803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011 OR

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of October 31, 2011 was 22,059,644.

AVAILABLE INFORMATION

JMP Group Inc. is required to file current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (the “SEC”). You may read and copy any document JMP Group Inc. files with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at http://www.sec.gov, from which interested persons can electronically access JMP Group Inc.’s SEC filings.

JMP Group Inc. provides its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large stockholders, and any amendments to those documents filed or furnished pursuant to the Exchange Act on the Investor Relations section of its website located at http://www.jmpg.com. These filings will become available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

JMP Group Inc.

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$67,720	$71,114
Restricted cash and deposits (includes cash on deposit with clearing broker of $255 at September 30, 2011 and December 31, 2010)	31,829	47,718
Receivable from clearing broker	2,009	1,331
Investment banking fees receivable, net of allowance for doubtful accounts of zero at September 30, 2011 and December 31, 2010	5,452	9,764
Marketable securities owned, at fair value	24,781	23,748
Incentive fee receivable	3,066	763
Other investments (of which $47,696 and $38,672 at fair value at September 30, 2011 and December 31, 2010, respectively)	47,927	38,702
Loans held for sale	2,943	0
Loans held for investment, net of allowance for loan losses	0	813
Small business loans, net of allowance for loan losses	1,953	0
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	427,028	400,763
Interest receivable	1,042	1,163
Fixed assets, net	2,220	1,481
Deferred tax assets	24,279	32,507
Other assets	4,713	7,998

Total assets	$646,962	$637,865

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$10,958	$10,669
Accrued compensation	32,988	37,424
Asset-backed securities issued	373,719	351,322
Interest payable	577	570
Note payable	21,406	26,209
Deferred tax liability	26,329	36,176
Other liabilities	33,392	33,443

Total liabilities	499,369	495,813

Redeemable Noncontrolling Interest	11	0
Commitments and Contingencies
JMP Group Inc. Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,409,644 and 22,069,741 shares issued at September 30, 2011 and December 31, 2010, respectively; 22,146,713 and 21,737,367 shares outstanding at September 30, 2011 and December 31, 2010, respectively	22	22
Additional paid-in capital	123,801	128,151
Treasury stock, at cost, 262,931 and 332,374 shares at September 30, 2011 and December 31, 2010, respectively	(1,717)	(2,210)
Accumulated other comprehensive loss	(114)	(63)
Retained earnings	6,456	4,696

Total JMP Group Inc. stockholders’ equity	128,448	130,596
Nonredeemable Noncontrolling Interest	19,134	11,456

Total equity	147,582	142,052

Total liabilities and equity	$646,962	$637,865

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Financial Condition - (Continued)

(Unaudited)

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities (“VIE”) included in total assets and total liabilities above:

	September 30, 2011	December 31, 2010
Restricted cash	$17,934	$23,821
Loans held for sale	2,943	0
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	427,028	400,763
Interest receivable	1,029	1,162
Deferred tax assets	8,901	15,685
Other assets	74	41

Total assets of consolidated VIE	$457,909	$441,472

Asset-backed securities issued	373,719	351,322
Interest payable	538	545
Deferred tax liability	24,984	34,110
Other liabilities	1,658	379

Total liabilities of consolidated VIE	$400,899	$386,356

The asset-backed securities issued by the VIE are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, only the assets of the VIE can be used to settle the obligations of the VIE.

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Investment banking	$10,048	$12,332	$40,332	$28,436
Brokerage	6,898	5,895	19,370	21,255
Asset management fees	5,694	3,283	14,893	9,316
Principal transactions	(6,290)	1,055	(106)	2,887
Gain on sale and payoff of loans	1,373	6,990	14,981	26,231
Net dividend income	322	357	870	1,472
Other income	1,026	292	2,536	1,095

Non-interest revenues	19,071	30,204	92,876	90,692

Interest income	7,451	11,502	25,799	36,083
Interest expense	(9,024)	(8,539)	(26,460)	(25,089)

Net interest (expense) income	(1,573)	2,963	(661)	10,994

Provision for loan losses	(123)	(509)	(477)	(964)

Total net revenues after provision for loan losses	17,375	32,658	91,738	100,722

Non-interest expenses
Compensation and benefits	15,970	19,361	66,218	65,474
Administration	2,246	1,328	5,060	4,324
Brokerage, clearing and exchange fees	1,275	1,177	3,552	3,752
Travel and business development	1,107	711	2,568	2,632
Communications and technology	1,013	990	2,929	3,136
Occupancy	774	672	2,216	1,994
Professional fees	806	818	2,311	2,606
Depreciation	192	158	529	495
Impairment loss on purchased management contract	0	2,750	700	2,750
Other	105	137	343	479

Total non-interest expenses	23,488	28,102	86,426	87,642

(Loss) income before income tax expense	(6,113)	4,556	5,312	13,080
Income tax (benefit) expense	(1,410)	1,536	2,354	5,026

Net (loss) income	(4,703)	3,020	2,958	8,054
Less: Net (loss) income attributable to nonredeemable noncontrolling interest	(3,080)	1,205	(475)	2,305

Net (loss) income attributable to JMP Group Inc.	$(1,623)	$1,815	$3,433	$5,749

Net (loss) income attributable to JMP Group Inc. per common share:
Basic	$(0.07)	$0.08	$0.15	$0.27
Diluted	$(0.07)	$0.08	$0.15	$0.26
Dividends declared per common share	$0.03	$0.015	$0.075	$0.04
Weighted average common shares outstanding:
Basic	22,354	21,583	22,152	21,616
Diluted	22,493	22,114	22,634	22,243

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

(In thousands)

	JMP Group Inc. Stockholders’ Equity
	Common Stock			Additional		Accumulated Other	Nonredeemable
	Shares	Amount	Treasury Stock	Paid-In Capital	Retained Earnings	Comprehensive Loss	Noncontrolling Interest	Comprehensive Income	Total Equity
Balance, December 31, 2010	22,070	$22	$(2,210)	$128,151	$4,696	$(63)	$11,456	$33,206	$142,052
Net income	0	0	0	0	3,433	0	(475)	2,958	2,958
Additional paid-in capital - stock-based compensation	0	0	0	(8,338)	0	0	0	0	(8,338)
Additional paid-in capital - excess tax benefitrelated to stock-based compensation	0	0	0	(335)	0	0	0	0	(335)
Cash dividends paid to shareholders	0	0	0	0	(1,673)	0	0	0	(1,673)
Purchases of shares of common stock for treasury	0	0	(5,037)	0	0	0	0	0	(5,037)
Reissuance of shares of common stock from treasury	0	0	5,530	432	0	0	0	0	5,962
Common stock issued	340	0	0	3,891	0	0	0	0	3,891
Distributions to noncontrolling interest holders	0	0	0	0	0	0	(1,107)	0	(1,107)
Unrealized gain on cash flow hedge, net of tax	0	0	0	0	0	(51)	0	(51)	(51)
Capital contributions from noncontrolling interest holders (1)	0	0	0	0	0	0	9,260	0	9,260

Balance, September 30, 2011	22,410	$22	$(1,717)	$123,801	$6,456	$(114)	$19,134	$36,113	$147,582

(1)	Excludes $11.0 thousand attributable to redeemable noncontrolling interest.

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,958	$8,054
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	0	24
Provision for loan losses	477	964
Accretion of deferred loan fees	(1,225)	(1,128)
Amortization of liquidity discount, net	14,880	2,033
Gain on sale and payoff of loans	(14,981)	(26,231)
Change in other investments:
Fair value	553	(2,001)
Incentive fees reinvested in general partnership interests	(2,477)	(535)
Realized gain on other investments	(187)	(99)
Impairment loss on purchased management contract	700	2,750
Depreciation and amortization of fixed assets	529	495
Stock-based compensation expense	1,138	3,049
Deferred income taxes	(614)	4,661
Net change in operating assets and liabilities:
Decrease (increase) in interest receivable	121	(54)
Decrease in receivables	1,186	177
Increase in marketable securities	(1,033)	(9,106)
Decrease (increase) in restricted cash (excluding restricted cash reserved for lending activities), deposits and other assets	11,022	(6,442)
Increase in marketable securities sold, but not yet purchased	289	8,699
Increase in interest payable	7	80
Decrease in accrued compensation and other liabilities	(5,115)	(10,908)

Net cash provided by (used in) operating activities	8,228	(25,518)

Cash flows from investing activities:
Purchases of fixed assets	(1,268)	(724)
Purchase of management contract	0	(3,750)
Purchases of other investments	(10,158)	(20,249)
Sales of other investments	4,643	24,568
Funding of loans collateralizing asset-backed securities issued	(220,991)	(224,125)
Funding of small business loans	(1,985)	0
Funding of loans held for investment	0	(511)
Sale and payoff of loans collateralizing asset-backed securities issued	193,350	165,149
Principal receipts on loans collateralizing asset-backed securities issued	21,712	59,428
Principal receipts on loans held for investment	813	300
Net change in restricted cash reserved for lending activities	5,952	(445)

Net cash used in investing activities	(7,932)	(359)

JMP Group Inc.

Consolidated Statements of Cash Flows - (Continued)

(Unaudited)

(In thousands)

Cash flows from financing activities:
Proceeds from issuance of note payable	0	18,900
Repayment of note payable	(4,803)	(1,302)
Repayment of asset-backed securities issued	0	(3,475)
Cash dividends paid to stockholders	(1,673)	(873)
Purchases of shares of common stock for treasury	(5,037)	(8,336)
Capital contributions of redeemable noncontrolling interest holders	11	0
Capital contributions of nonredeemable noncontrolling interest holders	9,254	4,458
Distributions to noncontrolling interest shareholders	(1,107)	(458)
Purchase of subsidiary shares from noncontrolling interest holders	0	(807)
Excess tax benefit related to stock-based compensation	(335)	(294)

Net cash provided by (used in) financing activities	(3,690)	7,813

Net decrease in cash and cash equivalents	(3,394)	(18,064)
Cash and cash equivalents, beginning of period	71,114	75,680

Cash and cash equivalents, end of period	$67,720	$57,616

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,009	$3,985
Cash paid during the period for taxes	$6,005	$2,091
Non-cash investing and financing activities:
Reissuance of shares of common stock from treasury related to vesting of restricted stock units and exercises of stock options	$5,530	$5,138

See accompanying notes to consolidated financial statements.

JMP GROUP INC.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

1. Organization and Description of Business

JMP Group Inc., together with its subsidiaries (collectively, the “Company”), is an independent investment banking and asset management firm headquartered in San Francisco, California. JMP Group Inc. completed its initial public offering (“IPO”) on May 16, 2007, and also completed a corporate reorganization in connection with the IPO. The Company conducts its brokerage business through JMP Securities LLC (“JMP Securities”), its asset management business through Harvest Capital Strategies LLC (“HCS”), its corporate credit business through JMP Credit Corporation (“JMP Credit”), JMP Credit Advisors LLC (“JMPCA”) and the newly formed entity Harvest Capital Credit LLC (“HCC”), and certain principal investments through JMP Capital LLC (“JMP Capital”). The above entities are wholly-owned subsidiaries, with the exception of HCC which is a two-thirds owned subsidiary. JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. Effective April 7, 2009, through JMP Credit, the Company completed the acquisition of 100% of the membership interests of Cratos Capital Partners, LLC (which changed its name to JMP Credit Advisors LLC on July 12, 2010) and its subsidiaries, including Cratos Capital Management, LLC (collectively, “Cratos”), a manager of collateralized loan obligations (“CLO”), together with certain securities of Cratos CLO I, Ltd. (“Cratos CLO”). See Note 2 for further details regarding the ownership of Cratos CLO.

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

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities, HCS, JMP Capital, JMP Credit, JMPCA, and the partially-owned subsidiaries Harvest Growth Capital LLC (“HGC”) (effective April 1, 2010), Cratos CLO and HCC (effective August 18, 2011). All material intercompany accounts and transactions have been eliminated in consolidation.

Harvest Mortgage Opportunities Partners (“HMOP”), a hedge fund managed by HCS, had been consolidated from May 1, 2009 through December 31, 2010. On December 31, 2010, HMOP was liquidated, with all of its partners redeeming their interests as of that date. The assets of HMOP were distributed to its partners in January 2011.

The Company follows the authoritative accounting guidance for the consolidation of variable interest entities (“VIEs”). Such guidance applies to VIEs, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. When the Company enters into a transaction with a VIE, the Company determines if it is the primary beneficiary of the VIE by performing a qualitative analysis of the VIE that includes a review of, among other factors, its capital structure, contractual terms, related party relationships, the Company’s fee arrangements and the design of the VIE. The Company performed this analysis for Cratos CLO and concluded that Cratos CLO is a VIE and that the Company, which manages the CLO and owns approximately 94% of the subordinated notes in the CLO, is deemed the primary beneficiary. As a result, the Company consolidates the assets and liabilities of the CLO, and the underlying loans owned by the CLO entity are shown on our Consolidated Statements of Financial Condition under loans collateralizing asset-backed securities issued and the asset-backed securities (“ABS”) issued to third parties are shown under asset-backed securities issued. See Note 7 and Note 11 for the information pertaining to the loans owned and ABS issued by Cratos CLO, respectively.

HCS currently manages several asset management funds, which are structured as limited partnerships, and is the general partner of each. In assessing whether or not to consolidate these funds, the Company follows the accounting guidance on determining whether a general partner controls a limited partnership. Such guidance provides that the presumption that the general partner controls the limited partnership may be overcome if the limited partners have substantive kick-out rights. Except for HMOP and HGC, the partnership agreements for these funds provide for the right of the limited partners to remove the general partners by a simple majority vote of the non-affiliated limited partners. Because of these substantive kick-out rights, the Company, as the general partner, does not control these funds, and therefore does not consolidate them except for HGC, and prior to December 31, 2010, HMOP. The Company accounts for its investments in these non-consolidated funds under the equity method of accounting. Effective January 1, 2010, the accounting guidance on consolidation was amended to improve the financial reporting by entities involved in VIEs. In February 2010, the consolidation requirements under the amended accounting guidance were indefinitely deferred for a reporting entity’s interest in entities that have the attributes of an investment company or for which it is industry practice to apply the specialized industry accounting guidance for investment companies. The Company’s investments in the above asset management funds qualify for the deferral, and therefore the new consolidation requirements did not impact our accounting for these funds. If the deferral were to be removed, the Company would be required to evaluate these funds under the new accounting guidance, and based on such evaluation, some if not all of the funds may require consolidation.

Noncontrolling interest on the Consolidated Statements of Financial Condition at September 30, 2011 and December 31, 2010 relate to the interest of third parties in Cratos CLO, HCC, and HGC, partially-owned subsidiaries consolidated in our financial statements. On August 6, 2010, the Company and individual employee security holders (the “Unitholders”) of JMP Credit entered into an Exchange Agreement providing for, among other things, an offer to buy the minority interest units and shares in JMP Credit held by the Unitholders in exchange for a combination of (i) restricted common stock of the Company par value $.001 per share, (ii) cash and (iii) certain Cratos CLO subordinated notes. In connection with the Exchange Agreement, the Company issued an aggregate of 381,310 shares of restricted stock and transferred 109 subordinated notes to the Unitholders and the Company received all the remaining units and shares of JMP Credit that it did not previously own. The restricted stock and the Cratos CLO notes are subject to limitations on transfer and repurchase rights of the Company in the event of certain terminations of the Unitholder’s employment with the Company or its affiliates through June 1, 2013. As a result of this transaction, the Company’s ownership of JMP Credit increased from approximately 93% to 100% and the Company’s ownership of Cratos CLO decreased from 100% to approximately 94% effective August 6, 2010.

On August 18, 2011, HCS formed HCC to provide loans to small businesses. HCC received an equity commitment of $10 million from HCS and an aggregate equity commitment of $5.0 million from third party investors, approximately 10% of which was contributed at September 30, 2011. HCS is the manager of HCC and earns a management fee subject to certain exceptions on monies provided by the Company pursuant to the investment advisory agreement entered into between HCC and HCS. As HCS is the manager of HCC and owns two-thirds of the equity, the Company consolidates HCC into its consolidated financial statements.

JMP Realty Trust (“JMPRT”) was a real estate investment trust (“REIT”) that was formed in June 2006. As of December 31, 2008, the Company owned 49.5% of JMPRT and certain employees owned 20.1%. Because of its ownership and management position, the Company consolidated JMPRT and recorded a noncontrolling interest through December 31, 2008. On January 2, 2009, all of the assets and liabilities within JMPRT were transferred to HMOP. HMOP was a Delaware limited partnership organized for the purposes of investing in real estate-related assets which may include investments in residential or commercial mortgages or loans, real estate and other assets, loans and participation in loans of all types, other specialty mortgage products, and securities. HCS was the general partner of HMOP. Because of substantive kick-out rights, the Company, as the general partner, did not control HMOP and therefore did not consolidate HMOP from January 2, 2009 through April 30, 2009. During the quarter ended June 30, 2009, several non-affiliated limited partners redeemed their interest in HMOP, and the remaining limited partners were no longer deemed to have substantive kick-out rights. As a result, the Company consolidated HMOP in its consolidated financial statements effective May 1, 2009. HMOP was liquidated on December 31, 2010, with all of its partners redeeming their interests as of that date. The assets of HMOP were distributed to its partners in January 2011.

On July 31, 2009, JMP Capital received 100% of the membership interest in LSC III, LLC (“LSC”) in full satisfaction of a $2.4 million non-revolving credit note. LSC is an investment partnership and owns shares of common and preferred stock of two privately-held companies. LSC subsequently changed its name to Harvest Growth Capital LLC and amended its limited liability company agreement. Under the amended agreement, HGC appointed HCS as the manager, accepted new members and launched on April 1, 2010 as a new private equity fund. JMP Capital sold its membership interest to HSC, only retaining an interest in one privately-held company which was valued at $0.6 million as of April 1, 2010. As of September 30, 2011, HCS owned 5.7% membership interest in HGC. Despite its small percentage of ownership, the members of HGC do not have substantive kick-out rights to remove HCS as manager and therefore HCS is deemed to control HGC. As a result, the Company consolidates HGC in its consolidated financial statements.

On January 18, 2008, JMP Group Inc. and certain unconsolidated affiliates made an investment in Series A Cumulative Redeemable Convertible preferred stock of New York Mortgage Trust, Inc. (“NYMT”), a publicly traded real estate investment trust engaged in the investment management of mortgage-backed securities and high credit quality residential adjustable rate mortgage loans. Such investment by JMP Group Inc. and affiliated entities was $20.0 million in total, comprised of $5.0 million by JMP Group Inc., $5.0 million by certain funds managed by HCS, and $10.0 million by JMPRT. JMPRT’s investment in NYMT was transferred to HMOP on January 2, 2009. In addition, JMP Group Inc. invested $4.5 million in the common stock of NYMT on February 14, 2008 via a private investment in public equity (“PIPE”) transaction. The Series A Preferred Stock was convertible into shares of NYMT’s common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 1/2) shares of common stock for each share of Series A Cumulative Redeemable Convertible preferred stock. JMP Group Inc. also entered into an advisory agreement between HCS and NYMT to manage certain non-agency assets. The advisory agreement was terminated effective July 26, 2010 upon execution of an amended and restated advisory agreement between HCS and NYMT. Under the amended advisory agreement, HCS manages certain assets of NYMT, which are subject to base advisory fee and incentive fee calculations, and receives an annual consulting fee equal to $1.0 million. On December 31, 2010, all of the 1.0 million shares of Series A Cumulative Redeemable Convertible preferred stock of NYMT owned by JMP Group Inc. and certain of its affiliates matured and were redeemed at a price per share of $20.00 for a total of $20.0 million. Under the amended advisory agreement, in order to maintain certain rights under the agreement the Company is required to maintain a minimum $10.0 million of investment commitment in NYMT’s common stock, subject to certain adjustments for variations in NYMT’s stock price subsequent to the effective date of the agreement. At both September 30, 2011 and December 31, 2010, the Company had an investment in NYMT’s common stock of $10.0 million, which represented 12.8% and 15.2% of NYMT’s outstanding shares of common stock, respectively. Because of its current ownership and management position, the Company does not consolidate NYMT.

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

Revenue Recognition

Investment Banking Revenues

Investment banking revenues consist of underwriting revenues, strategic advisory revenues and private capital market and other fees, and are recorded when the underlying transaction is completed under the terms of the relevant agreement. Underwriting revenues arise from securities offerings in which the Company acts as an underwriter and include management fees, selling concessions and underwriting fees, net of related syndicate expenses. Management fees and selling concessions are recorded on the trade date, which is typically the day of pricing an offering (or the following day) and underwriting fees, net of related syndicate expenses, at the time the underwriting is completed and the related income is reasonably determinable. For these transactions, management estimates the Company’s share of the transaction-related expenses incurred by the syndicate, and recognizes revenues net of such expense. On final settlement, typically 90 days from the trade date of the transaction, these amounts are adjusted to reflect the actual transaction-related expenses and the resulting underwriting fee. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. If management determines that a transaction is likely not to be completed, deferred expenses related to that transaction are expensed at that time. In connection with some underwritten transactions, the Company may hold in inventory, for a period of time, equity positions to facilitate the completion of the underwritten transactions. Realized and unrealized net gains and losses on these positions are recorded within investment banking revenues. Strategic advisory revenues primarily include success fees on closed merger and acquisition transactions, as well as retainer fees, earned in connection with advising on both buyers’ and sellers’ transactions. Fees are also earned for related advisory work and other services such as providing fairness opinions and valuation analyses. Strategic advisory revenues are recorded when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially complete, the fees are determinable and collection is reasonably assured. Private capital market and other fees are related to non-underwritten transactions such as private placements of equity securities, private investments in public equity (“PIPE”), Rule 144A private offerings and trust preferred securities offerings and are recorded on the closing date of the transaction. Unreimbursed expenses associated with strategic advisory and private capital market and other transactions, net of client reimbursements, are recorded in the Consolidated Statements of Operations within various expense captions other than compensation expense.

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

Asset Management Fees

Asset management fees for hedge funds, funds of funds, private equity funds, HCC and NYMT consist of base management fees and incentive fees. The Company recognizes base management fees on a monthly basis over the period in which the investment services are performed. Base management fees earned by the Company are generally based on the fair value of assets under management and the fee schedule for each fund and account. Base management fees for hedge funds and hedge funds of funds are calculated at the investor level using their quarter-beginning capital balance adjusted for any contributions or withdrawals. Base management fees for private equity funds are calculated at the investor level using their aggregate capital commitments during the commitment period, which is generally three years from first closing, and on invested capital following the commitment period. Base management fees for HCC are calculated based on the average value of our gross assets, reduced by the amount outstanding on the credit facility, at the end of the two most recently completed calendar quarters. The Company also earns incentive fees for hedge funds and hedge funds of funds that are based upon the performance of investment funds and accounts. Such fees are either a specified percentage of the total investment return of a fund or account or a percentage of the excess of an investment return over a specified highwater mark or hurdle rate over a defined performance period. For most funds, the highwater mark is calculated using the greatest value of a partner’s capital account as of the end of any performance period, increased for contributions and decreased for withdrawals. Incentive fees are recognized as revenue at the end of the specified performance period. The performance period used to determine the incentive fee is quarterly for the hedge funds and NYMT, and annually for the hedge funds of funds managed by HCS. Generally the incentive fees are reinvested in the investment funds in which the Company holds a general partner investment. The incentive fees are not subject to any contingent repayments to investors or any other claw back arrangements. Incentive fees for private equity funds and HCC are based on a specified percentage of realized gains from the disposition of each portfolio investment in which each investor participates, and are earned by the Company after returning contributions by the investors for that portfolio investment and for all other portfolio investments in which each such investor participates that have been disposed of at the time of distribution. For both private equity funds and HCC, fees are eliminated upon consolidation.

Asset management fees for the two CLOs the Company manages currently consist only of senior and subordinated base management fees. For one of the CLOs, the Company earns incentive fees in the event that specified cumulative investment returns are achieved, but such investment returns have not been achieved yet. The Company recognizes base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As the Company consolidates Cratos CLO, the management fees earned at JMPCA from Cratos CLO are eliminated on consolidation in accordance with GAAP.

Principal Transactions

Principal transaction revenues include realized and unrealized net gains and losses resulting from our principal investments in equity and other securities for the Company’s account and in equity-linked warrants received from certain investment banking assignments, as well as limited partner investments in private funds managed by third parties, our investment in NYMT and interest rate cap derivative instrument. Unrealized gain (loss) on interest rate cap was recorded in principal transaction revenues through June 30, 2010. Effective July 1, 2010, such gain (loss) is recorded in other comprehensive income (loss). See Note 4 and Note 10 for more information on the interest rate cap. Principal transaction revenues also include earnings (or losses) attributable to investment partnership interests held by our asset management subsidiary, HCS, which are accounted for using the equity method of accounting. Principal transaction revenues also include unrealized gains and losses on the private equity securities owned by HGC, a private equity fund managed by HCS which is consolidated in our financial statements, as well as unrealized gains and losses on the investments in private companies sponsored by HCS and JMP Capital.

The Company’s principal transaction revenues for these categories for the three and nine months ended September 30, 2011 and 2010 are as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Equity and other securities	$(4,679)	$1,194	$(33)	$2,487
Warrants and other investments	(698)	23	(334)	198
Investment partnerships	(913)	(162)	261	202

Total principal transaction revenues	$(6,290)	$1,055	$(106)	$2,887

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans consists of gains from the sale and payoff of loans collateralizing asset-backed securities at JMP Credit. Gains are recorded when the proceeds exceed our carrying value of the loan. Gain on sale and payoff of loans also consists of lower of cost or market adjustments arising from loans held for sale. Losses are recorded when the carrying value exceeds fair value.

Interest Income

Interest income primarily relates to income earned on loans. Interest income on loans is comprised of the stated coupon as a percentage of the face amount receivable as well as accretion of accretable or purchase discounts and deferred fees, see Loans held for investment, Small business loans and Loans collateralizing asset-backed securities issued below for more information. Interest income is recorded on the accrual basis in accordance with the terms of the respective loans unless such loans are placed on non-accrual status.

Interest Expense

Interest expense primarily relates to expense incurred on asset-backed securities issued and note payable. Interest expense on asset-backed securities issued is the stated coupon as a percentage of the principal amount payable as well as amortization of liquidity discount which was recorded at the acquisition date of Cratos, see Asset-backed securities issued below for more information. Interest expense is recorded on the accrual basis in accordance with the terms of the respective asset-backed securities issued and note payable.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities or remaining maturities upon purchase of three months or less to be cash equivalents. The Company holds cash in financial institutions in excess of the FDIC insured limits. The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments.

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

Restricted cash consisted of the following at September 30, 2011 and December 31, 2010:

(In thousands)	September 30, 2011	December 31, 2010
Principal and interest payments held as collateral for asset-backed securities issued	$17,686	$23,442
Cash collateral supporting standby letters of credit	248	379
Cash collateral supporting indemnity agreement (Note 8)	1,553	1,000
Proceeds from short sales	10,958	10,669
Cash distributions payable to noncontrolling interest holders	0	10,514
Deposit with clearing broker	255	255
Deposits for operating leases	1,128	1,459

	$31,829	$47,718

Receivable from Clearing Broker

The Company clears customer transactions through another broker-dealer on a fully disclosed basis. At both September 30, 2011 and December 31, 2010, the receivable from clearing broker consisted solely of commissions related to securities transactions.

Investment Banking Fees Receivable

Investment banking fees receivable include receivables relating to the Company’s investment banking or advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis. The allowance for doubtful accounts related to investment banking fees receivable were zero at both September 30, 2011 and December 31, 2010.

Fair Value of Financial Instruments

The Company adopted amended accounting principles related to fair value measurements as of January 1, 2008. The amendment establishes a consistent framework for measuring fair value in accordance with GAAP and expands disclosures with respect to fair value measurements. The amendment applies to all financial instruments that are being measured and reported on a fair value basis. This includes those items currently reported in marketable securities owned, at fair value, and other investments and marketable securities sold, not yet purchased, at fair value on the Consolidated Statements of Financial Condition. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 4 for the disclosures related to the fair value of our marketable securities and other investments.

Most of the Company’s financial instruments, other than loans collateralizing asset-backed securities issued, small business loans, loans held for investment, asset-backed securities issued and investment in HuaMei Capital Company, Inc. (redeemed in December 2010), Sanctuary Wealth Services LLC, and the commercial mortgage originator sponsored by JMP Capital are recorded at fair value or amounts that approximate fair value. See Note 4 for the description of our investments in HuaMei Capital Company, Inc., Sanctuary Wealth Services LLC and a commercial mortgage originator sponsored by JMP Capital.

Marketable securities owned, other investments at fair value and marketable securities sold, but not yet purchased are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item principal transactions in the accompanying Consolidated Statements of Operations.

Fair value of the Company’s financial instruments is generally obtained from quoted market prices, broker or dealer price quotations, or alternative pricing methodologies that the Company believes offer reasonable levels of price transparency. Valuations obtained from broker or dealer price quotations are considered reflective of executable prices. Data obtained from multiple sources are compared for consistency and reasonableness. To the extent that certain financial instruments trade infrequently or are non-marketable securities and, therefore, do not have readily determinable fair values, the Company estimates the fair value of these instruments using various pricing models and the information available to the Company that it deems most relevant. Among the factors considered by the Company in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, the Black-Scholes Options Valuation methodology adjusted for active market and other considerations on a case-by-case basis and other factors generally pertinent to the valuation of financial instruments.

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

The Company received dividends of $0.4 million and $0.5 million during the three months ended September 30, 2011 and 2010 respectively, on NYMT stock, which were recorded in net dividend income on our Consolidated Statements of Operations. The Company received dividends on NYMT stock of $0.9 million and $1.6 million during the nine months ended September 30, 2011 and 2010 respectively, which were recorded in net dividend income on our Consolidated Statements of Operations. For the three months ended September 30, 2011 and 2010, the Company recorded unrealized loss of $0.7 million and $0.2 million, respectively, on the investments in NYMT. For the nine months ended September 30, 2011 and 2010, the Company recorded unrealized gain of $14 thousand and loss of $0.5 million, respectively, on the investments in NYMT. The unrealized gains and losses on our investments in NYMT are reported in principal transactions in the Consolidated Statements of Operations.

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

Loans

Accounting guidance requires that the Company present and disclose certain information about its financing receivables by portfolio segment and/or by class of receivables. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine the allowance for credit losses. A class of financing receivables is defined as the level of information (below a portfolio segment) that enables a reader to understand the nature and extent of exposure to credit risk arising from financing receivables. The Company’s portfolio segments are loans held for sale, loans held for investment, small business loans and loans collateralizing asset-backed securities issued. The Company has treated the loans held for investment as single classes given the small size of the respective loan portfolios as of September 30, 2011. The classes within the loans held for sale, small business loans, and loans collateralizing asset-backed securities issued portfolio segment are Asset Backed Loan (“ABL”), ABL – stretch, Cash Flow and Enterprise Value.

Loans Held for Sale

Loans that the Company intends to sell in the foreseeable future are designated as loans held for sale. Once identified as such, the loans are recorded at the lower of cost or market. A quarterly evaluation is performed on a specific identification basis. The Company employs anticipated cash flows, discounted at an appropriate market credit adjusted interest rate to determine the fair value of the loans held for sale. Internally developed and third party estimation tools are used to measure credit risk (loan ratings, probability of default, and exposure at default). An allowance is not recorded for loans held for sale as the determination of fair value incorporates the credit risk calculation. The adjustment to the lower of cost or market is recognized in the Consolidated Statements of Operations in the gain on sale and payoff of loans. All loans held for sale are considered performing as of September 30, 2011.

Loans Held for Investment

Loans held for investment are carried at their unpaid principal balance, net of any allowance for credit losses or deferred loan origination or commitment fees. For loans held for investment, the Company establishes and maintains an allowance for credit losses based on management’s estimate of credit losses in our loans as of each reporting date. The Company records the allowance against loans held for investment on a specific identification basis. Loans are charged off against the reserve for credit losses if the principal is deemed not recoverable within a reasonable timeframe. Loan origination and commitment fees are deferred and recognized into interest income in the Consolidated Statements of Operations over the life of the related loan. The Company does not accrue interest on loans which are in default for more than 90 days and loans for which the Company expects full principal payments may not be received. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Any reversals of income from previous years are recorded against the allowance for loan losses. When the Company receives a cash interest payment on a non-accrual loan, it is applied as a reduction of the principal balance. Non-accrual loans are returned to accrual status when the borrower becomes current as to principal and interest and has demonstrated a sustained period of payment performance. The amortization of loan fees is discontinued on nonaccrual loans. The Company applies the above nonaccrual policy consistently to all loans classified as loans held for investment without further disaggregation. Loans that are deemed to be uncollectible are charged off and the charged-off amount is deducted from the allowance.

Small Business Loans

Small business loans represent loans extended by HCC to small to mid-sized companies. The loans are carried at the principal amount outstanding net of deferred fees, deferred costs and the allowance for loan losses. Net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using the interest method. Any discount from the principal amount of purchased loans is accreted into interest income as a yield adjustment over the contractual life of the loan using the interest method. An allowance for credit losses is established based on continuing review and the quarterly evaluation of the Company’s loan portfolio. Refer to Allowance for Loan Losses below for the Company’s policy in determining an allowance for loan losses.

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

Restructured loans are considered a troubled debt restructuring (“TDR”) if the Company, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company may receive an asset from the debtor in a TDR, but the value of the asset received is typically significantly less than the amount of the debt forgiven. The Company has received equity interest in debtors as compensation for reducing the loan principal balance.

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

Purchased Management Contract

Purchased management contract relates to the CLO contract the Company purchased from Princeton Advisory Group, Inc. on September 8, 2010 (see Note 9) and is included in other assets on the Consolidated Statements of Financial Condition. The purchased management contract is amortized over its estimated life. The Company tests the purchased management contract for impairment whenever events or changes in circumstances suggest that the asset’s carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value.

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

3. Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2011-04: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS. The adoption of ASU 2011-04 gives fair value the same meaning between GAAP and International Financial Reporting Standards (IFRS), and improves consistency of disclosures relating to fair value. As a result of this standard, an entity is required to add more robust disclosures regarding the sensitivity of fair value measurements categorized within Level 3 of the fair value hierarchy. The standard is effective for interim periods beginning after December 15, 2011. The adoption of ASU 2011-04 is expected to result in additional disclosures within our consolidated financial statements.

ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. In April 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2011-02, which amends the accounting guidance for troubled debt restructurings. The new standard provides additional guidance for creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The standard sets the effective dates for troubled debt restructuring disclosures required by recent guidance on credit quality disclosures. The standard is effective for interim and annual periods beginning on or after June 15, 2011, and is applied to modifications occurring on or after the beginning of the annual period of adoption. For purposes of measuring impairments of receivables that are considered impaired as a result of applying the new guidance, the standard should be applied prospectively for the interim or annual period beginning on or after June 15, 2011. The adoption of ASU 2011-02 does not have a material impact on the Company’s consolidated financial position or results of operations.

ASU 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the FASB issued ASU 2010-20 which amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The disclosures required by ASU 2010-20 are effective for annual and interim periods ending on or after December 15, 2010 except for the new disclosures about the activity that occurs during a reporting period which are effective for annual and interim periods beginning on or after December 15, 2010. The Company adopted ASU 2010-20 in the fourth quarter of 2010 and, for the new disclosures about activity, in the first quarter of 2011. The adoption of ASU 2010-20 did not have an impact on our consolidated financial position or results of operations.

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. In January 2010, the FASB issued ASU 2010-06 which provides amendments to ASC Subtopic 820-10 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements and (4) the transfers between Levels 1, 2, and 3. ASU 2010-06 is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity on a gross basis which is effective for annual periods beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the new guidance in the first quarter of 2010, except for the additional disclosures related to the Level 3 activity, which the Company adopted in the first quarter of 2011. The Company’s adoption of ASU 2010-06 did not have an impact on our consolidated financial position or results of operations.

ASU 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved in Variable Interest Entities. In December 2009, the FASB issued ASU 2009-17 which amends the accounting guidance related to the consolidation of variable interest entities. The amendments replace the existing guidance on determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the VIE. In February 2010, the FASB issued ASU 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds, which indefinitely defers the consolidation requirements of ASU 2009-17 for a reporting entity’s interest in an entity that has all the attributes of an investment company or for which it is industry practice to apply the specialized industry accounting guidance for investment companies. The hedge funds and hedge funds of funds managed by HCS qualify for the deferral, and therefore, the Company continues to apply the historical accounting guidance related to the consolidation of VIEs to its investment in such funds. The Company adopted the guidance in ASU 2009-17 and ASU 2010-10 in the first quarter of 2010, and the adoption of these amendments did not have an impact on our consolidated financial position or results of operations.

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

•

Equity securities in HGC and JMP Capital: HGC and JMP Capital investment in private companies, determined by the Company using comparable public company metrics discounted for private company market illiquidity.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The following tables provide fair value information related to the Company’s financial assets and liabilities at September 30, 2011 and December 31, 2010:

(In thousands)	Assets at Fair Value as of
	September 30, 2011
	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Marketable securities owned:
Equity securities	$24,781	$0	$0	$24,781

Total marketable securities owned	$24,781	$0	$0	$24,781

Other investments:
General partner investment in hedge funds	$0	$25,452	$0	$25,452
General partner investment in funds of funds	0	0	102	102

Total general partner investment in funds	0	25,452	102	25,554
Limited partner investment in private equity fund	0	0	2,924	2,924
Warrants	0	0	438	438
Equity securities in HGC and JMP Capital	1,129	3,058	14,584	18,771
Interest rate cap	9	0	0	9

Total other investments	$1,138	$28,510	$18,048	$47,696

(In thousands)	Assets at Fair Value as of
	December 31, 2010
	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Marketable securities owned:
Equity securities	$23,748	$0	$0	$23,748

Total marketable securities owned	$23,748	$0	$0	$23,748

Other investments:
General partner investment in hedge funds	$0	$23,629	$0	$23,629
General partner investment in funds of funds	0	0	102	102

Total general partner investment in funds	0	23,629	102	23,731
Limited partner investment in private equity fund	0	0	3,063	3,063
Warrants	0	0	532	532
Equity securities in HGC and JMP Capital	0	0	11,245	11,245
Interest rate cap	101	0	0	101

Total other investments	$101	$23,629	$14,942	$38,672

(In thousands)	Liabilities at Fair Value as of
	September 30, 2011
	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Marketable securities sold, but not yet purchased	$10,958	$0	$0	$10,958

(In thousands)	Liabilities at Fair Value as of
	December 31, 2010
	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Marketable securities sold, but not yet purchased	$10,669	$0	$0	$10,669

The tables below provide a reconciliation of the beginning and ending balances for the assets at fair value using significant unobservable inputs (Level 3) for the three months ended September 30, 2011 and 2010.

(In thousands)	Balance as of June 30, 2011	Purchases	Sales	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers in/(out) of Level 3	Balance as of September 30, 2011	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$105	$0	$0	$(3)	$0	$102	$(3)
Limited partner investment in private equity fund	3,184	32	0	(292)	0	2,924	(292)
Warrants	1,061	0	0	(623)	0	438	(623)
Equity securities in HGC and JMP Capital	17,200	0	0	(2,616)	0	14,584	(2,616)

Total Level 3 assets	$21,550	$32	$0	$(3,534)	$0	$18,048	$(3,534)

(1)	No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

(In thousands)	Balance as of June 30, 2010	Purchases	Sales	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers in/(out) of Level 3	Balance as of September 30, 2010	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$99	$0	$0	$(1)	$0	$98	$(1)
Limited partner investment in private equity fund	2,824	0	(1)	45	0	2,868	45
Limited partner investment in mortgage fund	214	0	(73)	29	0	170	29
Investment in NYMT convertible preferred stock	15,000	0	0	0	0	15,000	0
Equity securities in HGC and JMP Capital	5,151	299	0	1,237	0	6,687	1,237

Total Level 3 assets	$23,288	$299	$(74)	$1,310	$0	$24,823	$1,310

(1)	No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

The tables below provide a reconciliation of the beginning and ending balances for the assets at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 and 2010.

(In thousands)	Balance as of December 31, 2010	Purchases	Sales	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers in/(out) of Level 3	Balance as of September 30, 2011	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$102	$0	$0	$0	$0	$102	$0
Limited partner investment in private equity fund	3,063	32	0	(171)	0	2,924	(171)
Warrants	532	15	0	(109)	0	438	(109)
Equity securities in HGC and JMP Capital	11,245	8,342	0	(880)	(4,123)	14,584	(880)

Total Level 3 assets	$14,942	$8,389	$0	$(1,160)	$(4,123)	$18,048	$(1,160)

(1)	No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

(In thousands)	Balance as of December 31, 2009	Purchases	Sales	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers in/(out) of Level 3	Balance as of September 30, 2010	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$2,933	$0	$(2,950)	$115	$0	$98	$115
Limited partner investment in private equity fund	2,476	85	(50)	357	0	2,868	357
Limited partner investment in mortgage fund	1,147	0	(1,153)	176	0	170	27
Investment in NYMT convertible preferred stock	15,000	0	0	0	0	15,000	0
Equity securities in HGC and JMP Capital	2,321	4,840	(2,098)	1,624	0	6,687	1,624

Total Level 3 assets	$23,877	$4,925	$(6,251)	$2,272	$0	$24,823	$2,123

(1)	No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

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

There was a $1.1 million transfer into Level 1 from Level 2 during the three and nine months ended September 30, 2011, reflecting the fair value measurement of this investment now being based on quoted market price without further adjustment. There were no transfers in/out of Level 1 during the three and nine months ended September 30, 2010. There were no transfers in/out of Level 3 for the three months ended September 30, 2011. There were two transfers into Level 2 from Level 3 of $4.1 million for the nine months ended September 30, 2011, which were a result of the initial public offerings of two positions in HGC. There were no transfers in/out of Level 2 or Level 3 during the three and nine months ended September 30, 2010.

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

Other Investments

On February 11, 2010, the Company made a $1.5 million investment in Class D Preferred Units of Sanctuary Wealth Services LLC (“Sanctuary”). Sanctuary provides a turnkey platform that will allow independent wealth advisors to establish an independent advisory business without the high startup costs and regulatory hurdles. The Class D Preferred Units entitle the Company to receive a preferred dividend with units that are convertible into equity of Sanctuary at the option of the Company prior to the maturity date, which is three years from the investment date. The Company carries its investment in Sanctuary at cost within other investments on the Consolidated Statements of Financial Condition and evaluates the investment for impairment on a quarterly basis. During the fourth quarter of 2010, the Company determined that its investment in Sanctuary was fully impaired and recorded an impairment loss of $1.5 million, which was included in Principal Transactions on the Consolidated Statements of Operations. The carrying value of the Company’s investment in Sanctuary was zero at December 31, 2010 and September 30, 2011.

In 2008, the Company made a $4.2 million loan to a private commercial mortgage originator in the form of a note and warrants. The loan was recorded net of loan loss reserves of $3.8 million and a deferred loan fee of $0.2 million at December 31, 2009. On February 10, 2010, the loan note was converted into non-voting preferred equity of a newly formed entity which succeeded to the assets of the borrower. As of the conversion date, the Company determined the fair value of both the loan note and the non-voting preferred equity of the newly formed entity to be zero, and therefore, recognized no gain or loss on the conversion. During the year ended December 31, 2010 and the nine months ended September 30, 2011, the Company invested an additional $0.8 million and $0.3 million, respectively, in the newly formed entity for the commencement of a new commercial loan origination program. The Company carries its investment in the newly formed entity at cost within other investments on the Consolidated Statements of Financial Condition and evaluates the investment for impairment on a quarterly basis. In the fourth quarter of 2010 and the first quarter of 2011, the Company determined its investment in the newly formed entity was impaired and recorded a loss of $0.8 million and $0.3 million, respectively. The loss is included in principal transactions in the Consolidated Statements of Operations.

Derivative Financial Instruments

On May 29, 2010, the Company entered into an interest rate cap with City National Bank (the “Lender”) to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the Lender in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the line of credit and term loan to such rate. On July 1, 2010, the Company designated the interest rate cap as a cash flow hedge of the interest rate risk of a total of $27.1 million of outstanding borrowings with the Lender as of that date. The notional principal amount of the cap was $21.4 million at September 30, 2011. See Note 10 for the information pertaining to the Company’s borrowing from the Lender.

The interest rate cap is recorded at fair value in other investments on the Consolidated Statements of Financial Condition, with unrealized gains and losses recorded as other comprehensive income. For the three and nine months ended September 30, 2011, the Company recorded $25,903 and $92,397 other comprehensive loss representing unrealized loss on the interest rate cap. In addition, during the three and nine months ended September 30, 2011, $13,674 and $41,022 were reclassified from accumulated other comprehensive income into interest expense as amortization of the interest cap.

5. Loans Held for Investment

Loans held for investment at September 30, 2011 is comprised of one loan note. At December 31, 2010, loans held for investment also included advances on one non-revolving credit note commitment. Given the small size of this loan portfolio segment, the Company reviews credit quality of the loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loan.

Non-Impaired Loans

As of December 31, 2010, the Company had a $0.8 million advance, on a $1.3 million non-revolving commitment to a public non-traded REIT. The advance had an interest rate of 20.0% per annum as of that date. The Company determined the credit quality of this loan to be high based on the borrower’s financial position, results of operations and payment history. This advance was fully paid in June 2011. As of September 30, 2011 and December 31, 2010, the Company had no unfunded credit commitments.

Impaired Loans

The Company had a loan outstanding at September 30, 2011 and December 31, 2010, which is a participation interest in a loan made by JMPRT to a client during 2007. The loan is collateralized by real estate related assets, and bears interest at the rate of 20.0% per annum, payable monthly in arrears. The principal of the loan was due and payable on December 1, 2007, but was extended until September 2008 for an additional fee at the borrower’s option and in connection with a partial repayment. At December 31, 2008, the outstanding principal balance of $0.8 million was in default and the loan was deemed impaired and was place on non-accrual status. The Company recorded a loan loss provision of $0.4 million in the third quarter of 2008, $0.1 million in the fourth quarter of 2009 and $0.3 million in the third quarter of 2010. Recovery of the loan is being sought through bankruptcy court proceedings; however, considering the legal cost it expects to incur, the Company believes that any significant net recovery is doubtful. The recorded investment, outstanding principal and related allowance balance of the loan note were each $0.8 million at September 30, 2011 and December 31, 2010. No interest income was recorded on this impaired loan for the three and nine months ended September 30, 2011 and 2010.

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

The following table presents components of loans held for investment, net, on the Consolidated Statements of Financial Condition at September 30, 2011 and December 31, 2010:

(In thousands)	September 30, 2011	December 31, 2010
Loans held for investment	$857	1,670
Allowance for loan losses	(857)	(857)

Total loans held for investment, net	$0	$813

A summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Balance at beginning of period	$(857)	$(528)	$(857)	$(4,285)
Provision for loan losses	0	(330)	0	(330)
Loans charged off	0	0	0	3,757
Recoveries	0	0	0	0

Balance at end of period	$(857)	$(858)	$(857)	$(858)

The Company determined the fair value of loans held for investment to be zero and $0.8 million as of September 30, 2011 and December 31, 2010, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

6. Small Business Loans

Small business loans consist of loans held at HCC. HCC was formed to generate both current income and capital appreciation by primarily making direct investments in the form of subordinated debt, and, to a lesser extent, senior debt and minority equity investments in small to mid-size companies. As of September 30, 2011, the $2.0 million loan outstanding was a commercial loan. The following table summarizes the components of this small business loan receivable balance:

(In thousands)	September 30, 2011
Small business loans	$2,000
Allowance for loan losses	(32)
Deferred loan fees	(15)

Small business loans, net	$1,953

The Company, at least on a quarterly basis, reviews and evaluates the credit quality of each loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody’s rating, 2) current internal rating and 3) performance. The review follows a similar methodology as the review over loans collateralizing asset-backed securities issued. Refer to Note 2 and Note 7 for the Company’s policy and methodology in determining an allowance for loan losses and further descriptions of the credit quality factors analyzed. The small business loan portfolio was determined to have a Moody’s rating of B2, an internal rating of performing, as of September 30, 2011. Based on this analysis, an allowance of $32,000 was recorded for the three months ended September 30, 2011.

A summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2011 was as follows:

Three and Nine Months Ended
(In thousands)	September 30, 2011
Balance at beginning of period	$0
Provision for loan losses	(32)
Loans charged off	0
Recoveries	0

Balance at end of period	$(32)

At September 30, 2011, the fair value of small business loans receivable approximated carrying value.

7. Loans Collateralizing Asset-backed Securities Issued and Loans Held for Sale

Loans collateralizing asset-backed securities issued and loans held for sale are commercial loans securitized and owned by Cratos CLO. The loans consist of those loans within the CLO securitization structure at the acquisition date of Cratos and loans purchased by the CLO subsequent to the Cratos acquisition date. The following table presents the components of loans collateralizing asset-backed securities issued and loans held for sale at September 30, 2011 and December 31, 2010:

(In thousands)	September 30, 2011		December 31, 2010
	Loans Collateralizing Asset- backed Securities	Loans Held for Sale	Loans Collateralizing Asset- backed Securities
Loans	$456,743	$4,686	$453,358
Allowance for loan losses	(2,437)	0	(1,992)
Liquidity discount	(17,100)	(1,292)	(35,594)
Credit discount	(4,763)	0	(8,558)
Deferred loan fees, net	(5,415)	(175)	(6,451)
Valuation allowance	N/A	(276)	N/A

Total loans, net	$427,028	$2,943	$400,763

Loans recorded upon the acquisition of Cratos at fair value reflect a liquidity discount and a credit discount. In addition, most loans purchased subsequent to the acquisition were purchased at a discount to their principal value, reflecting deferred loan fees. The tables below summarize the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount, deferred loan fees and carrying values, net for the impaired loans and non-impaired loans as of and for the three months ended September 30, 2011:

	Three Months Ended September 30, 2011
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$14,058	$(582)	$(5,951)	$(4,763)	$(54)	$2,708
Repayments	(79)	0	13	0	0	(66)

Balance at end of period	$13,979	$(582)	$(5,938)	$(4,763)	$(54)	$2,642

Non-impaired Loans
Balance at beginning of period	$435,107	$(1,764)	$(14,929)	$0	$(5,504)	$412,910
Purchases / funding	61,837	0	0	0	(891)	60,946
Repayments	(4,940)	0	0	0	0	(4,940)
Accretion of discount	0	0	1,292	0	464	1,756
Provision for loan losses	0	(91)	0	0	0	(91)
Sales and payoff	(44,554)	0	1,183	0	395	(42,976)
Transfers to loans held for sale (1)	(4,686)	0	1,292	0	175	(3,219)

Balance at end of period	$442,764	$(1,855)	$(11,162)	$0	$(5,361)	$424,386

(1)	During the three months ended September 30, 2011, one of the loans collateralizing ABS issued was reclassified as loans held for sale reflecting management’s intention to sell. The loan is carried at lower of cost or market and had the principal amount of $4.7 million, liquidity discount of $1.3 million and deferred loan fees of $0.2 million at September 30, 2011.

The tables below summarize the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount, deferred loan fees and carrying values, net for the impaired loans and non-impaired loans as of and for the three months ended September 30, 2010:

	Three Months Ended September 30, 2010
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$24,432	$(1,581)	$(2,982)	$(17,647)	$0	$2,222
Repayments	(314)	0	0	0	0	(314)
Accretion of discount	0	0	271	0	0	271
Sales and payoff	(9,089)	0	0	9,089	0	0
Write-off / restructuring	(998)	998	0	0	0	0

Balance at end of period	$14,031	$(583)	$(2,711)	$(8,558)	$0	$2,179

Non-impaired Loans
Balance at beginning of period	$422,927	$(868)	$(61,428)	$0	$(5,067)	$355,564
Purchases / funding	60,825	0	0	0	(1,279)	59,546
Repayments	(12,057)	0	0	0	0	(12,057)
Accretion of discount	0	0	5,411	0	383	5,794
Provision for loan losses	0	(179)	0	0	0	(179)
Sales and payoff	(44,937)	0	7,125	0	182	(37,630)

Balance at end of period	$426,758	$(1,047)	$(48,892)	$0	$(5,781)	$371,038

The tables below summarize the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount, deferred loan fees and carrying values, net for the impaired loans and non-impaired loans as of and for the nine months ended September 30, 2011:

	Nine Months Ended September 30, 2011
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$13,867	$(582)	$(2,557)	$(8,558)	$0	$2,170
Purchases / funding	19	0	0	0	0	19
Repayments	(273)	0	13	0	0	(260)
Accretion of discount	0	0	99	0	0	99
Sales and payoff	(6,583)	0	659	3,795	0	(2,129)
Transfers to/from non-impaired loans, net	6,949	0	(4,152)	0	(54)	2,743

Balance at end of period	$13,979	$(582)	$(5,938)	$(4,763)	$(54)	$2,642

Non-impaired Loans
Balance at beginning of period	$439,491	$(1,410)	$(33,037)	$0	$(6,451)	$398,593
Purchases / funding	223,416	0	0	0	(2,444)	220,972
Repayments	(21,452)	0	0	0	0	(21,452)
Accretion of discount	0	0	7,418	0	1,226	8,644
Provision for loan losses	0	(445)	0	0	0	(445)
Sales and payoff	(187,056)	0	9,013	0	2,079	(175,964)
Transfers to/from impaired loans, net	(6,949)	0	4,152	0	54	(2,743)
Transfers to loans held for sale	(4,686)	0	1,292	0	175	(3,219)

Balance at end of period	$442,764	$(1,855)	$(11,162)	$0	$(5,361)	$424,386

The tables below summarize the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount, deferred loan fees and carrying values, net for the impaired loans and non-impaired loans as of and for the nine months ended September 30, 2010:

	Nine Months Ended September 30, 2010
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$74,369	$(1,581)	$(18,411)	$(35,105)	$0	$19,272
Repayments	(3,202)	0	0	174	0	(3,028)
Accretion of discount	0	0	682	0	0	682
Sales and payoff	(29,579)	0	7,314	14,509	0	(7,756)
Write-off / restructuring	(8,954)	998	0	7,956	0	0
Transfers to/from non-impaired loans, net	(18,603)	0	7,704	3,908	0	(6,991)

Balance at end of period	$14,031	$(583)	$(2,711)	$(8,558)	$0	$2,179

Non-impaired Loans
Balance at beginning of period	$387,090	$(413)	$(73,133)	$0	$(4,849)	$308,695
Purchases / funding	227,561	0	0	0	(3,436)	224,125
Repayments	(56,400)	0	0	0	0	(56,400)
Accretion of discount	0	0	18,295	0	1,128	19,423
Provision for loan losses	0	(634)	0	0	0	(634)
Sales and payoff	(151,157)	0	18,619	0	1,376	(131,162)
Transfers to/from impaired loans, net	19,664	0	(12,673)	0	0	6,991

Balance at end of period	$426,758	$(1,047)	$(48,892)	$0	$(5,781)	$371,038

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

Based on the above evaluation, the Company recorded additions to the general reserves of $0.1 million and $0.2 million during the quarters ended September 30, 2011 and 2010, respectively, on non-impaired loans collateralizing asset-backed securities issued. The Company recorded additions of $0.4 million and $0.6 million for the nine months ended September 30, 2011 and 2010, respectively.

A summary of the activity in the allowance for loan losses for loans collateralizing asset-backed securities for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Balance at beginning of period	$(2,346)	$(2,449)	$(1,992)	$(1,994)
Provision for loan losses:
General reserve	(91)	(179)	(445)	(634)
Reversal due to sale, payoff or restructure of loans	0	998	0	998

Balance at end of period	$(2,437)	$(1,630)	$(2,437)	$(1,630)

Impaired Loans

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. All impaired loans are classified as cash flow loans. The impaired loans had an average recorded investment of $3.3 million and $3.5 million for the three and nine months ended September 30, 2011. The Company recognized $37,694 and $163,550 in interest income on these impaired loans for the three and nine months ended September 30, 2011. The impaired loans had an average recorded investment of $2.7 million and $8.5 million for the three and nine months ended September 30, 2010. The Company recognized $15,354 in interest income on these impaired loans for both the three and nine months ended September 30, 2011.

The tables below present certain information pertaining to the impaired loans at September 30, 2011 and December 31, 2010:

(In thousands)	As of September 30, 2011			As of December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

Impaired loans with an allowance recorded	$569	$2,441	$582	$569	$2,497	$582
Impaired loans with no related allowance recorded	2,654	11,538	0	2,183	11,370	0

	$3,223	$13,979	$582	$2,752	$13,867	$582

As of September 30, 2011 and December 31, 2010, $3.2 million and $8.5 million of recorded investment amount of loans collateralizing asset-backed securities issued were individually evaluated for impairment, respectively. As of September 30, 2011 and December 31, 2010, $426.2 million and $394.5 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment, respectively. The entire $2.9 million of recorded investment amount of loans held for sale were individually evaluated for impairment.

At September 30, 2011 and December 31, 2010, the impaired loans included three Cash Flow loans, with the aggregated recorded investment balance of $0.6 million for both these periods, whose terms were modified in a troubled debt restructuring (“TDR”). A restructuring is considered a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The creditor may receive an asset from the debtor in a TDR, but the value of the asset received is typically significantly less than the amount of the debt forgiven. For two of the TDR loans, the Company received an equity interest in the debtor as compensation for reducing the loan principal balance. There were neither new TDR loans nor additional restructuring to existing TDR loans in the nine months ended September 30, 2011. No payment defaults in the previous 12 months resulted in any TDRs. At September 30, 2011 and December 31, 2010, there were no remaining commitments to lend funds to debtors whose terms have been modified in a TDR.

Non-Accrual Status and Past Due Loans

At September 30, 2011, three of the loans collateralizing ABS issued, all of which were Cash Flow loans, with the aggregate principal amount of $14.0 million and recorded investment amount of $3.2 million were on non-accrual status. At December 31, 2010, four of the loans collateralizing ABS issued, all of which were Cash Flow loans, with the aggregate principal amount of $13.9 million and recorded investment amount of $2.8 million were on non-accrual status. The Company recognized $37,694 and $163,550 in interest income, other than the accretion of liquidity discounts, for three and four impaired loans collateralizing ABS issued with a weighted average loan balance of $14.3 million and $11.8 million that were on non-accrual status during the three and nine months ended September 30, 2011. The Company did not recognize any interest income, other than the accretion of liquidity discounts, for seven and 10 impaired loans collateralizing ABS issued with a weighted average loan balance of $29.8 million and $58.4 million that were on non-accrual status during the three and nine months ended September 30, 2010.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. At September 30, 2011 and December 31, 2010, none of the loans, including non-accrual status loans, were past due.

Credit Quality of Loans

The Company, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody’s rating, 2) current internal rating and 3) performance. The tables below present, by credit quality indicator, the Company’s recorded investment in loans collateralizing asset-backed securities issued at September 30, 2011 and December 31, 2010.

	Cash Flow (CF)		Asset Based Loan (ABL)		Enterprise Value (EV)		Total Loans Collateralizing Asset- Backed Securities Issued
(In thousands)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Moody’s rating:
Baa1 - Baa3	4,963	5,750	0	0	0	0	4,963	5,750
Ba1 - Ba3	132,656	139,351	0	0	0	0	132,656	139,351
B1 - B3	286,661	235,394	0	6,851	1,962	1,975	288,623	244,220
Caa1 - Caa3	3,223	12,865	0	0	0	0	3,223	12,865
Ca	0	569	0	0	0	0	0	569
C	0	0	0	0	0	0	0	0
D	0	0	0	0	0	0	0	0

Total:	427,503	393,929	0	6,851	1,962	1,975	429,465	402,755

Internal rating:
Performing	408,050	366,522	0	6,851	1,962	1,975	410,012	375,348
Moderate	16,230	18,895	0	0	0	0	16,230	18,895
Watchlist	3,223	5,839	0	0	0	0	3,223	5,839
Substandard	0	2,104	0	0	0	0	0	2,104
Non-Accrual	0	569	0	0	0	0	0	569
Charge Off	0	0	0	0	0	0	0	0

Total:	427,503	393,929	0	6,851	1,962	1,975	429,465	402,755

Performance:
Performing	424,280	391,177	0	6,851	1,962	1,975	426,242	400,003
Non-performing	3,223	2,752	0	0	0	0	3,223	2,752

Total:	427,503	393,929	0	6,851	1,962	1,975	429,465	402,755

	Held for Sale - Cash Flow (CF)
(In thousands)	September 30, 2011	December 31, 2010
Moody’s rating:
Baa1 - Baa3	0	0
Ba1 - Ba3	0	0
B1 - B3	0	0
Caa1 - Caa3	2,943	0
Ca	0	0
C	0	0
D	0	0

Total:	2,943	0

Internal rating:
Performing	0	0
Moderate	0	0
Watchlist	2,943	0
Substandard	0	0
Non-Accrual	0	0
Charge Off	0	0

Total:	2,943	0

Performance:
Performing	2,943	0
Non-performing	0	0

Total:	2,943	0

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

The Company determined the fair value of loans collateralizing asset-backed securities to be $432.0 million and $432.5 million as of September 30, 2011 and December 31, 2010, respectively; primarily using the average market bid and ask quotation obtained from a loan pricing service. The fair value of loans held for sale was determined to be $3.1 million as of September 30, 2011.

8. Fixed Assets

At September 30, 2011 and December 31, 2010, fixed assets consisted of the following:

(In thousands)	September 30, 2011	December 31, 2010
Furniture and fixtures	$1,913	$1,638
Computer and office equipment	4,737	4,376
Leasehold improvements	606	2,472
Software	3,081	590
Less: accumulated depreciation	(8,117)	(7,595)

Total fixed assets, net	$2,220	$1,481

Depreciation expense was $0.2 million for both the three months ended September 30, 2011 and September 30, 2010. Depreciation expense was $0.5 million for both the nine months ended September 30, 2011 and September 30, 2010.

9. Purchased Management Contract

On June 11, 2010, the Company agreed to purchase the collateral management contracts for two CLOs, from Princeton Advisory Group, Inc., for up to $5.0 million. The transfers of the contracts were subject to the receipt of certain consents and other conditions. On September 8, 2010, the Company completed the purchase of one of the two management contracts for $3.8 million, and the contract was transferred to JMPCA. However, since a single investor had previously acquired control of the right to transfer the management contract without cause at any time with 90 days’ notice, the Company recorded an impairment charge of $2.8 million for the quarter ended September 30, 2010. The Company later restructured the transaction to provide the Company with indemnity from the seller in the amount of $2.6 million, which is collateralized by certain assets and $1.0 million in cash. The Company determined the initial carrying value of the purchased management contract to be $1.0 million. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value. The Company determined that the carrying value of the purchased management contract was impaired and recorded a $0.7 million impairment charge for the quarter ended March 31, 2011. At that time, the Company revised the estimated useful life of the asset. At September 30, 2011, the purchased management contract was fully amortized. During the fourth quarter of 2010, the Company was released from the obligation to purchase the second CLO management contract from Princeton Advisory Group, Inc.

10. Note Payable

Note payable consists of two term loans related to the Company’s credit facility with City National Bank (the “Lender”) initially entered into on August 3, 2006.

On August 24, 2011, JMP Group LLC, a wholly-owned subsidiary of the Company entered into Amendment Number Six to Credit Agreement (the “Sixth Amendment”), which amends certain provisions of the Credit Agreement, dated as of August 3, 2006, by and between the Company and the Lender, as amended by Amendment Number One to Credit Agreement, dated as of December 17, 2007, Amendment Number Two to Credit Agreement, dated as of March 27, 2008, Amendment Number Three to Credit Agreement (the “Third Amendment”), dated as of December 31, 2008, Amendment Number Four to Credit Agreement and Waiver, dated as of January 28, 2010, and Amendment Number Five to Credit Agreement (the “Fifth Amendment”), dated as of April 8, 2011 (collectively, the “Credit Agreement”).

The Sixth Amendment provided a new line of credit of up to $30.0 million to the extent the aggregate outstanding balance of all facilities does not exceed $55.0 million. The new line of credit will remain available through August 24, 2013. On such date, any outstanding amounts converts to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity on August 24, 2017. The Sixth Amendment also permits additional investments. The Company anticipates that the proceeds will be used to fund certain commitments to HCC, to repurchase Company stock and other permitted investments, and for other general working capital purposes. There was no borrowing on this line of credit as of September 30, 2011.

Under the Fifth Amendment, JMP Securities entered into a $20.0 million revolving line of credit with City National Bank to be used for regulatory capital purposes during its securities underwriting activities. Draws on the revolving line of credit bear interest at the rate of prime and are available through April 8, 2012 on which date, if there is an existing outstanding amount, it converts to a loan that matures on April 8, 2013. There was no borrowing on this line of credit as of September 30, 2011.

The Third Amendment converted the Company’s outstanding revolving loans of $8.7 million into a single term loan as of December 31, 2008. The term loan is being repaid in equal quarterly payments of $0.4 million, which commenced on March 31, 2009 and continues through December 31, 2013 and bears interest at LIBOR plus 2.25%. The outstanding balance on this term loan was $3.9 million as of September 30, 2011.

The Third Amendment also provided that of the original $30.0 million revolving line of credit, $21.0 million remained available under the revolving portion of the Credit Agreement and the annual interest rate provisions of the Credit Agreement were increased from the prime rate minus 1.25% to the prime rate and from LIBOR plus 1.25% to LIBOR plus 2.25%. The Lender agreed to continue to provide revolving loans of up to $21.0 million through December 31, 2010, on which date the then existing revolving loans convert into term loans. On December 31, 2010, pursuant to the provisions of the Third Amendment, the outstanding revolving loan of $21.0 million was converted into a single term loan that will fully mature on December 31, 2013. As of December 31, 2010, the revolving line of credit was no longer available for future use. This term loan is being repaid in equal quarterly payments of $1.8 million, which commenced on April 1, 2011 and continues through January 1, 2014. The outstanding balance on this term loan was $17.5 million as of September 30, 2011.

The two term loans had an aggregate outstanding principal amount of $21.4 million and $26.2 million at September 30, 2011 and December 31, 2010, respectively. The following table shows the repayment schedules for the principal portion of the term loans at September 30, 2011:

(In thousands)	September 30, 2011
2011	$3,934
2012	8,736
2013	8,736
Thereafter	0

$21,406

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit the bank to terminate our note and require the immediate repayment of any outstanding principal and interest. The Third Amendment modified the financial covenants in the Credit Agreement to remove both the minimum requirement of Net Income (as defined in the Credit Agreement) and the minimum requirement of EBITDA (as defined in the Credit Agreement). The Third Amendment also removed the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) and added a new financial covenant regarding the Company’s liquidity. The Sixth Amendment added back the Fixed Charge Coverage Ratio requirement and introduced certain leverage ratio requirements. At September 30, 2011, the Company was in compliance with the loan covenants. The term loan is collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

On May 29, 2010 the Company entered into an interest rate cap with the Lender to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the counterparty in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the term loan to such rate. The cap had an initial notional principal amount of $27.1 million, indexed to LIBOR and amortizes in accordance with the amortization of the revolving line of credit and term loan. The notional principal amount of the cap was $21.4 million at September 30, 2011. See Note 4 for additional information on the interest rate cap.

11. Asset-backed Securities Issued

On May 17, 2007, Cratos CLO completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization and obtained $455.0 million of third-party financing. The Notes will be repaid from the cash flows generated by the loan portfolio owned by the CLO. The Notes were issued in seven separate classes as set forth in the table below. The Company owns approximately 94.0% of the unsecured subordinated notes and $13.8 million of Class C, D and E notes ($2.0 million of Class C, $4.1 million of Class D and $7.7 million of Class E notes). These unsecured subordinated notes and the Class C, D and E notes owned by the Company are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at September 30, 2011 and December 31, 2010.

	As of September 30, 2011
(In millions)	Notes Originally Issued	Outstanding Principal Balance	Liquidity Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody’s /S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$315.8	$(20.3)	$295.5	0.26% - 0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	(5.1)	24.9	0.50%	Aaa/AA+
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	(12.2)	22.8	1.10%	Aa3/AA-
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	(12.1)	21.9	2.40%	A3/BBB+
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	(11.6)	18.4	5.00%	Ba2/BB-

Total secured notes sold to investors	$455.0	$444.8	$(61.3)	$383.5
Unsecured subordinated notes due 2021	45.0	45.0	(39.9)	5.1

Total notes for the CLO I offering	$500.0	$489.8	$(101.2)	$388.6
Consolidation elimination	N/A	(58.8)	43.9	(14.9)

Total asset-backed securities issued	N/A	$431.0	$(57.3)	$373.7

(1)	These ratings are unaudited and were the current ratings as of September 30, 2011 and are subject to change from time to time.

	As of December 31, 2010
(In millions)	Notes Originally Issued	Outstanding Principal Balance	Liquidity Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody’s /S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$315.8	$(28.3)	$287.5	0.26% - 0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	(7.1)	22.9	0.50%	Aa2/AA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	(16.9)	18.1	1.10%	Baa1/A
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	(16.7)	17.3	2.40%	Ba1/BBB
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	(16.0)	14.0	5.00%	B3/CCC-

Total secured notes sold to investors	$455.0	$444.8	$(85.0)	$359.8
Unsecured subordinated notes due 2021	45.0	45.0	(39.9)	5.1

Total notes for the CLO I offering	$500.0	$489.8	$(124.9)	$364.9
Consolidation elimination	N/A	(58.8)	45.2	(13.6)

Total asset-backed securities issued	N/A	$431.0	$(79.7)	$351.3

(1)	These ratings are unaudited and were the current ratings as of December 31, 2010 and are subject to change from time to time.

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari-passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and will not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. As of September 30, 2011 and December 31, 2010, all interest on the secured notes was current. The CLO is also required to pay a commitment fee of 0.18% on the unused portion of the funding commitments of the Class A-1 notes. As of September 30, 2011 and December 31, 2010, all of the Class A-1 notes were drawn. The secured notes are secured by the CLO loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests. Total interest expense related to the asset-backed securities issued for the three and nine months ended September 30, 2011 was $8.8 million and $25.8 million, respectively, which comprised cash coupon of $1.1 million and $3.4 million and a liquidity discount amortization of $7.6 million and $22.4 million, respectively. Total interest expense related to the asset-backed securities issued for the three and nine months ended September 30, 2010 was $8.3 million and $24.5 million, respectively, which comprised cash coupon of $1.3 million and $3.5 million, respectively, and liquidity discount amortization of $7.0 million and $21.0 million, respectively. As of September 30, 2011 and December 31, 2010, accrued interest payable on the Notes was $0.5 million for both periods.

The Notes recorded upon the acquisition of Cratos in April 2009 at fair value reflect a liquidity discount. The activity in the note principal and liquidity discount for the three and nine months ended September 30, 2011 comprised the following:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
(In thousands)	Principal	Liquidity Discount	Net	Principal	Liquidity Discount	Net
Balance at beginning of period	$431,003	$(64,923)	$366,080	$431,003	$(79,681)	$351,322
Amortization of discount	0	7,639	7,639	0	22,397	22,397

Balance at end of period	$431,003	$(57,284)	$373,719	$431,003	$(57,284)	$373,719

The activity in the note principal and liquidity discount for the three and nine months ended September 30, 2010 comprised the following:

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
(In thousands)	Principal	Liquidity Discount	Net	Principal	Liquidity Discount	Net
Balance at beginning of period	$431,003	$(93,865)	$337,138	$434,478	$(107,846)	$326,632
Repayments	0	0	0	(3,475)	0	(3,475)
Amortization of discount	0	7,029	7,029	0	21,010	21,010

Balance at end of period	$431,003	$(86,836)	$344,167	$431,003	$(86,836)	$344,167

The Company determined the fair value of asset-backed securities issued to be $373.5 million and $379.2 million as of September 30, 2011 and December 31, 2010, respectively.

12. Stockholders’ Equity

Stock Repurchase Program

The Company’s board of directors authorized in August and November 2007 a 1.5 million share repurchase program, which was fully executed as of January 18, 2008. On March 10, 2008 and March 3, 2009, the Company’s board of directors authorized the repurchase of an additional 2.0 million shares during the subsequent eighteen months and the repurchase of an additional 0.5 million shares during the subsequent twelve months, respectively. On May 4, 2010 and May 3, 2011, the Company’s board of directors authorized the repurchase of an additional 1.0 million shares during the subsequent eighteen months and an additional 0.5 million shares during the subsequent twelve months, respectively. During the three months ended September 30, 2011 and 2010, the Company repurchased 262,931 and 168,739 shares, respectively, of the Company’s common stock at an average price of $6.53 per share and $6.48 per share, respectively, for an aggregate purchase price of $1.7 million and $1.1 million, respectively. No shares repurchased during the three months ended September 30, 2011 were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company. Of the total shares repurchased during the three months ended September 30, 2010, 953 shares were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company.

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

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2011:

	Nine Months Ended
	September 30, 2011
	Shares Subject to Option	Weighted Average Exercise Price
Balance, beginning of year	1,800,565	$11.23
Granted	0	0.00
Exercised	0	0.00
Forfeited	0	0.00
Expired	(95,900)	11.82

Balance, end of period	1,704,665	$11.20

Options exercisable at end of period	1,704,665	$11.20

The following table summarizes the stock options outstanding as well as stock options vested and exercisable as of September 30, 2011:

As of September 30, 2011
	Options Outstanding				Options Vested and Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value
$10.00 - $12.50	1,704,665	3.26	$11.20	0	1,704,665	3.26	$11.20	0

The Company recognizes stock-based compensation expense for stock options over the graded vesting period of the options using the accelerated attribution method. The Company recognized compensation expense related to stock options of zero and $277 for the three months ended September 30, 2011 and 2010, respectively. The Company recognized compensation expense related to stock options of zero and $3,231 for the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, there was no unrecognized compensation expense related to stock options.

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

On May 10, 2011, the Company granted 42,691 RSUs to certain new employees. These units will vest on the third anniversary of the grant date. The aggregate fair value of these grants was $0.3 million based on the market value of the underlying stock on the grant date.

On August 2, 2011 and August 8, 2011, the Company granted 99,814 RSUs to certain new employees. These units will vest on the third anniversary of the grant date or on specified dates through December 31, 2014. The aggregate fair value of these grants was $0.7 million based on the market value of the underlying stock on the grant date.

The following table summarizes the RSU activity for the nine months ended September 30, 2011:

	Nine Months Ended
	September 30, 2011
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, beginning of year	1,630,026	$8.52
Granted	1,071,583	7.43
Vested	(1,035,571)	9.15
Forfeited	(27,418)	8.28

Balance, end of period	1,638,620	$7.42

The aggregate fair value of RSUs vested during the three and nine months ended September 30, 2011 was $0.2 million and $8.3 million, respectively. For the three and nine months ended September 30, 2011, the income tax benefits realized from the vested RSUs were $1.1 million and $2.9 million, respectively.

The Company recognizes compensation expense over a graded vesting period using the accelerated attribution method. For the three months ended September 30, 2011 and 2010, the Company recorded compensation expense of zero and $0.3 million, respectively, related to RSUs awarded in connection with the IPO. For the nine months ended September 30, 2011 and 2010, the Company recorded compensation expense of $0.8 million and $2.2 million, respectively, related to RSUs awarded in connection with the IPO. In addition, for the three months ended September 30, 2011 and 2010, the Company recorded compensation expense of $0.1 million and $0.4 million, for RSUs granted after the IPO. For the nine months ended September 30, 2011 and 2010, the Company recorded compensation expense of $0.4 million and $0.8 million, respectively, for RSUs granted after the IPO. For both the three months ended September 30, 2011 and 2010, the Company recognized income tax benefits of $0.3 million, related to the compensation expense recognized for RSUs. For the nine months ended September 30, 2011 and 2010, the Company recognized income tax benefits of $0.5 million and $1.2 million, respectively, related to the compensation expense recognized for RSUs. As of September 30, 2011, there was $11.2 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 2.08 years.

14. Net Income (Loss) per Share of Common Stock

Basic net income (loss) per share for the Company is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share is calculated by adjusting the weighted average number of outstanding shares to reflect the potential dilutive impact as if all potentially dilutive stock options or RSUs were exercised or converted under the treasury stock method. However, for periods that the Company has a net loss the effect of outstanding stock options or RSUs is anti-dilutive and, accordingly, is excluded from the calculation of diluted loss per share.

The computations of basic and diluted net income per share for the three and nine months ended September 30, 2011 and 2010 are shown in the tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2011	2010	2011	2010
Numerator:
Net income	$(1,623)	$1,815	$3,433	$5,749

Denominator:
Basic weighted average shares outstanding	22,354	21,583	22,152	21,616
Effect of potential dilutive securities:
Restricted stock units	139	531	482	627

Diluted weighted average shares outstanding	22,493	22,114	22,634	22,243

Net income per share
Basic	$(0.07)	$0.08	$0.15	$0.27
Diluted	$(0.07)	$0.08	$0.15	$0.26

Stock options to purchase 1,727,149 and 1,772,138 shares of common stock for the three and nine months ended September 30, 2011, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Stock options to purchase 1,850,565 and 1,872,833 shares of common stock for the three and nine months ended September 30, 2010, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

Restricted stock units for 63,140 and 21,278 shares of common stock for the three and nine months ended September 30, 2011, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Restricted stock units for 25,867 and 8,717 shares of common stock for the three and nine months ended September 30, 2010, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

15. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the United States Internal Revenue Service. There were no contributions by the Company during the three and nine months ended September 30, 2011 and 2010.

16. Income Taxes

The Company is subject to U.S. federal and state income taxes. For the three and nine months ended September 30, 2011, the Company recorded a tax benefit of $1.4 million and a tax expense of $2.4 million, respectively. For the three and nine months ended September 30, 2010, the Company recorded a total tax expense of $1.5 million and $5.0 million, respectively.

The components of the Company’s income tax expense for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Federal	$1,497	$(567)	$2,824	$(807)
State	8	1,211	144	1,172

Total current income tax expense	1,505	644	2,968	365
Federal	(2,497)	838	(497)	3,789
State	(418)	54	(117)	872

Total deferred income tax (benefit) expense	(2,915)	892	(614)	4,661

Total income tax (benefit) expense	$(1,410)	$1,536	$2,354	$5,026

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Tax at federal statutory tax rate	35.00%	35.00%	35.00%	35.00%
State income tax, net of federal tax benefit	5.75%	5.75%	5.75%	5.75%
Adjustment for other permanent items	-0.54%	0.88%	1.80%	0.68%
Adjustment for permanent items (HCC noncontrolling interest)	-0.12%	0.00%	0.13%	0.00%
Adjustment for permanent items (HGC noncontrolling interest)	-21.36%	-8.71%	6.74%	-3.28%

Rate before one-time events	18.73%	32.92%	49.42%	38.15%
Deferred tax asset written off related to options and RSUs	-0.81%	0.00%	2.78%	0.00%
Adjustment for prior year taxes	3.75%	0.22%	-4.76%	0.08%
Additional state income tax expense for JMP Credit	0.00%	3.46%	0.00%	1.20%
California state enterprise zone tax credit	1.39%	-3.72%	-3.12%	-1.29%
New York state tax amendment	0.00%	0.86%	0.00%	0.30%

Effective tax rate	23.06%	33.74%	44.32%	38.44%

The Company determined that a valuation allowance against deferred tax assets was not necessary as of September 30, 2011 and December 31, 2010 based on the assessment of future ordinary income and capital gains and that the deferred tax assets will, more-likely-than-not, be realized. The 10.7% decrease and 5.9% increase in the effective tax rate for the three and nine months ended September 30, 2011, respectively compared to the same periods in 2010 were primarily attributable to the income associated with HGC which is consolidated for financial reporting purposes but not for tax purposes.

The Company adopted the accounting principles related to uncertainty in income taxes on May 16, 2007, the date the Company became subject to federal and state income taxes. The Company has analyzed the filing positions in its federal and state income tax returns for all open tax years, which are 2008 through 2010 for federal income tax purposes and 2007 through 2010 for state income tax purposes. The Company does not anticipate any tax adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, the Company recorded no liability for uncertain income tax positions at September 30, 2011. In addition, the Company did not record a cumulative effect adjustment related to the adoption of the amended accounting principles related to the accounting for uncertainty in income taxes, and no liabilities for uncertain income tax positions have been recorded pursuant to the amended accounting principles.

The Company’s policy for recording interest and penalties associated with the tax audits or unrecognized tax benefits, if any, is to record such items as a component of income before taxes. Penalties, if incurred, would be recorded in “administration” and interest paid or received would be recorded in “interest and dividend expense” in the Consolidated Statements of Operations.

17. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts and New York under various operating leases. Rental expense for the three months ended September 30, 2011 and 2010 were $0.8 million and $0.7 million, respectively. Rental expense for the nine months ended September 30, 2011 and 2010 were $2.2 million and $2.0 million, respectively.

The California, Illinois and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

(In thousands)	September 30, 2011
2011	$788
2012	2,598
2013	3,470
2014	3,382
2015	3,356
Thereafter	9,505

$23,099

In the normal course of business, the Company enters into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at September 30, 2011 and December 31, 2010, had no material effect in the consolidated financial statements.

The marketable securities owned and the restricted cash, as well as the cash held by the clearing broker, may be used to maintain margin requirements. At September 30, 2011 and December 31, 2010, the Company had $0.3 million of cash on deposit with JMP Securities’ clearing broker. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. As of September 30, 2011 and December 31, 2010, the Company had unfunded commitments of $0.1 million and zero, respectively, in the Corporate Credit segment (as defined in Note 23).

18. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $33.6 million and $29.7 million, which were $32.6 million and $28.7 million in excess of the required net capital of $1.0 million at September 30, 2011 and December 31, 2010. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.39 to 1 at both September 30, 2011 and December 31, 2010.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

19. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various affiliated entities, including corporations, partnerships, limited liability companies, and offshore investment companies. The Company also owns an investment in most of such affiliated entities. As of September 30, 2011 and December 31, 2010, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $35.6 million and $33.7 million, respectively, which consisted of general partner investments in hedge and other private funds of $25.5 million and $23.6 million, respectively, general partner or other principal investments in funds of funds of $0.1 million for both periods, and an investment in NYMT common stock of $10.0 million for both periods. Base management fees earned from these affiliated entities were $2.5 million for the quarters ended September 30, 2011 and 2010, and $7.1 million for the nine months ended September 30, 2011 and 2010. Also, the Company earned incentive fees of $3.2 million and $0.7 million, from these affiliated entities for the three months ended September 30, 2011 and 2010, respectively, and $7.8 million and $9.5 million for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010, the Company had incentive fees receivable from these affiliated entities of $3.1 million and $0.8 million, respectively.

20. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at September 30, 2011 and December 31, 2010 have subsequently settled with no resulting material liability to the Company. For the three months ended September 30, 2011 and 2010, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of September 30, 2011 and December 31, 2010.

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

21. Litigation

The Company is involved in a number of judicial, regulatory and arbitration matters arising in connection with our business. The outcome of matters the Company has been and currently is involved in cannot be determined at this time, and the results cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on our results of operations in any future period and a significant judgment could have a material adverse impact on our financial condition, results of operations and cash flows. The Company may in the future become involved in additional litigation in the ordinary course of our business, including litigation that could be material to our business.

The Company reviews the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in liability and the amount of loss, if any, can be reasonably estimated. The Company was named as one defendant in a claim action complaint, and recorded an accrual based on its portion of the estimated legal expenses. A loss contingency has not been booked as a range of loss cannot be reasonably estimated at this time. Generally, given the inherent difficulty of predicting the outcome of these matters, particularly cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution. For these matters, no reserve is established until such time, other than for reasonably estimable legal fees and expenses. Management, after consultation with legal counsel, believes that the currently known actions or threats will not result in any material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In its Corporate Credit segment, the Company had unfunded commitments of $0.1 million and zero at September 30, 2011 and December 31, 2010, respectively, and standby letters of credit of $0.2 million and $0.4 million at September 30, 2011 and December 31, 2010.

23. Business Segments

The Company’s business results are categorized into the following four business segments: Broker-Dealer, Asset Management, Corporate Credit and Corporate. In the first quarter of 2011, the Company determined that a new segment “Corporate” would be used by the Company’s chief operating decision maker to evaluate segment revenue and segment operating income and to make resource allocation decisions. The Broker-Dealer segment includes a broad range of services, such as underwriting and acting as a placement agent for public and private capital markets raising transactions and financial advisory services in M&A, restructuring and other strategic transactions. The Broker-Dealer segment also includes institutional brokerage services and equity research services to our institutional investor clients. The Asset Management segment includes the management of a broad range of pooled investment vehicles, including the Company’s hedge funds, hedge funds of funds, as well as the Company’s principal investments in public and private securities. The Corporate Credit segment includes the management of collateralized loan obligations, small business loans and certain principal investments through JMP Capital and HCC. The new Corporate segment includes revenues and expenses related to JMP Group Inc., the holding company, and JMP Group LLC, and is mainly comprised of corporate overhead expenses and interest expense related to the Company’s credit facility with City National Bank. With the disclosure of this new segment, beginning in 2011, the results and assets for comparative 2010 periods have been revised to reflect the four segments.

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

The Company’s segment information for the three and nine months ended September 30, 2011 and 2010 was prepared using the following methodology:

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

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income (loss) before noncontrolling interest and income tax expense (benefit) and assets:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Broker-Dealer
Non-interest revenues	$15,525	$18,358	$60,742	$51,343
Net Interest Income	(8)	(21)	130	42

Total net revenues after provision for loan losses	$15,517	$18,337	$60,872	$51,385
Non-interest expenses	17,829	16,385	55,896	50,218

Segment income (loss) before income tax expense	$(2,312)	$1,952	$4,976	$1,167

Segment assets	$67,611	$55,132	$67,611	$55,132
Asset Management
Non-interest revenues	$2,228	$4,521	$16,765	$12,312
Net Interest Income	170	11	189	33

Total net revenues after provision for loan losses	$2,398	$4,532	$16,954	$12,345
Non-interest expenses	4,870	2,863	14,857	9,494

Segment income (loss) before income tax expense	$(2,472)	$1,669	$2,097	$2,851

Segment assets	$78,915	$72,584	$78,915	$72,584
Corporate Credit
Non-interest revenues	$1,667	$7,295	$15,423	$27,057
Net Interest Income	(1,611)	3,085	(579)	11,019
Provision for loan losses	(123)	(179)	(477)	(634)

Total net revenues after provision for loan losses	$(67)	$10,201	$14,367	$37,442
Non-interest expenses	323	6,652	7,755	16,958

Segment income (loss) before income tax expense	$(390)	$3,549	$6,612	$20,484

Segment assets	$478,019	$449,084	$478,019	$449,084
Corporate
Non-interest revenues	$(297)	$100	$349	$428
Net Interest Income	(124)	(112)	(401)	(100)
Provision for loan losses	0	(330)	0	(330)

Total net revenues after provision for loan losses	$(421)	$(342)	$(52)	$(2)
Non-interest expenses	518	2,272	8,321	11,420

Segment income (loss) before income tax expense	$(939)	$(2,614)	$(8,373)	$(11,422)

Segment assets	$135,041	$142,838	$135,041	$142,838
Eliminations
Non-interest revenues	$(52)	$(70)	$(403)	$(448)

Total net revenues after provision for loan losses	$(52)	$(70)	$(403)	$(448)
Non-interest expenses	(52)	(70)	(403)	(448)

Segment income (loss) before income tax expense	$0	$0	$0	$0

Segment assets	$(112,624)	$(116,335)	$(112,624)	$(116,335)
Consolidated Entity
Non-interest revenues	$19,071	$30,204	$92,876	$90,692
Net Interest Income	(1,573)	2,963	(661)	10,994
Provision for loan losses	(123)	(509)	(477)	(964)

Total net revenues after provision for loan losses	$17,375	$32,658	$91,738	$100,722
Non-interest expenses	23,488	28,102	86,426	87,642

Income (loss) before income tax expense	$(6,113)	$4,556	$5,312	$13,080

Total assets	$646,962	$603,303	$646,962	$603,303

24. Summarized financial information for equity method investments

The tables below present summarized financial information of the hedge funds which the Company accounts for under the equity method. The financial information below represents 100% of the net assets, net realized and unrealized gains (losses) and net investment income (loss) of such hedge funds as of the dates and for the periods indicated.

(In thousands)	September 30, 2011	December 31, 2010
	Net Assets	Net Assets
Harvest Opportunity Partners II	$76,099	$70,622
Harvest Small Cap Partners	308,668	270,498
Harvest Agriculture Select (1)	9,365	8,702
Harvest Technology Partners	25,799	26,029
Harvest Diversified Partners	30,614	31,413

(1)	Harvest Consumer Partners changed its name to Harvest Agriculture Select effective February 14, 2011.

(In thousands)	Three Months Ended September 30,
	2011		2010
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II	$(1,592)	$(507)	$206	$(385)
Harvest Small Cap Partners	22,260	(6,162)	(7,235)	(2,292)
Harvest Agriculture Select (1)	(1,167)	(80)	347	(60)
Harvest Technology Partners	(699)	(173)	(657)	(159)
Harvest Diversified Partners	(1,464)	(195)	189	(190)

(1)	Harvest Consumer Partners changed its name to Harvest Agriculture Select effective February 14, 2011.

(In thousands)	Nine Months Ended September 30,
	2011		2010
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II	$1,377	$(1,245)	$5,224	$(1,095)
Harvest Small Cap Partners	46,597	(13,988)	(17,052)	(8,618)
Harvest Agriculture Select (1)	(631)	(252)	(217)	(191)
Harvest Technology Partners	1,595	(562)	(382)	(431)
Harvest Global Select Partners (2)	0	0	739	(99)
Harvest Diversified Partners	297	(581)	1,615	(523)

(1)	Harvest Consumer Partners changed its name to Harvest Agriculture Select effective February 14, 2011.
(2)	Harvest Global Select Partners was liquidated on May 31, 2010 and its assets were distributed to its partners.

25. Subsequent Events

On November 1, 2011, the Company’s board of directors declared a cash dividend of $0.03 per share of common stock for the third quarter of 2011 to be paid on December 2, 2011, to common stockholders of record on November 18, 2011.

In addition, on November 1, 2011, the board authorized the repurchase of an additional 1.0 million shares during the next 18 months increasing the remaining authorization to 1.3 million as of October 31, 2011.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the unaudited consolidated financial statements and the related notes included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, refer to the MD&A for the fiscal year ended December 31, 2010 contained in our annual report on Form 10-K filed with the SEC on March 8, 2011, as well as the Consolidated Financial Statements and Notes contained therein.

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

Overview

JMP Group Inc., together with its subsidiaries (collectively, the “Company,” “we” or “us”), is a full-service investment banking and asset management firm headquartered in San Francisco, California. We have a diversified business model with a focus on small and middle-market companies and provide:

•	investment banking, including corporate finance, mergers and acquisitions and other strategic advisory services, to corporate clients;

•	sales and trading, and related brokerage services to institutional investors;

•	proprietary equity research in our four target industries;

•	asset management products and services to institutional investors, high net-worth individuals and for our own account;

•	management of collateralized loan obligations; and

•	small business lending.

Components of Revenues

We derive revenues primarily from fees earned from our investment banking business, net commissions on our trading activities in our sales and trading business, asset management fees in our asset management business and interest income on collateralized loan obligations and small business lending we manage. We also generate revenues from principal transactions, interest, dividends, and other income.

Investment Banking

We earn investment banking revenues from underwriting securities offerings, arranging private capital market transactions and providing advisory services in mergers and acquisitions and other strategic advisory assignments.

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

Private Capital Market and other Revenues

We earn agency capital market and other fees in non-underwritten transactions such as private placements of equity securities, private investments in public equity (“PIPE”) transactions, Rule 144A private offerings and trust preferred securities offerings. We record private placement revenues on the closing date of these transactions.

Since our investment banking revenues are generally recognized at the time of completion of each transaction or the services to be performed, these revenues typically vary between periods and may be considerably affected by the timing of the closing of significant transactions.

Brokerage Revenues

Our brokerage revenues include commissions paid by customers from brokerage transactions in exchange-listed and over-the-counter (“OTC”) equity securities. Commissions are recognized on a trade date basis. Brokerage revenues also include net trading gains and losses that result from market-making activities and from our commitment of capital to facilitate customer transactions. Our brokerage revenues may vary between periods, in part depending on commission rates, trading volumes and our ability to continue to deliver research and other value-added services to our clients. The ability to execute trades electronically, through the Internet and through other alternative trading systems has increased pressure on trading commissions and spreads. We expect this trend toward alternative trading systems and pricing pressures in our brokerage business to continue. We are, to some extent, compensated through brokerage commissions for the value of research and other value added services we deliver to our clients. These “soft dollar” practices have been the subject of discussion among regulators, the investment banking community and our sales and trading clients. In particular, commission sharing arrangements have been adopted by some large institutional investors. In these arrangements, institutional investors concentrate their trading with fewer “execution” brokers and pay a fixed amount for execution with an additional amount set aside for payments to other firms for research or other brokerage services. Accordingly, we may experience reduced (or eliminated) trading volume with such investors but may be compensated for our research and sales efforts through allocations of the designated amounts. Depending on the extent to which we adopt this practice and depending on our ability to reach arrangements on terms acceptable to us, this trend would likely impair the revenues and profitability of our commission business by negatively affecting both volumes and trading commissions in our commission business.

Asset Management Fees

Asset management fees for hedge funds, hedge funds of funds, private equity funds, real estate investment trusts (“REITs”) and Harvest Capital Credit LLC (“HCC”) include base management fees and incentive fees earned from managing investment partnerships sponsored by us and from managing a portion of the net assets of New York Mortgage Trust, Inc. (“NYMT”) pursuant to the advisory agreement between Harvest Capital Strategies LLC (“HCS”) and NYMT entered into in January 2008. The advisory agreement was terminated effective July 26, 2010 upon execution of an amended and restated advisory agreement between HCS and NYMT. Under the amended advisory agreement, HCS manages certain assets of NYMT, which are subject to the base advisory fee and incentive fee calculations, and receives an annual consulting fee equal to $1.0 million. Base management fees earned by us are generally based on the fair value of assets under management or aggregate capital commitments and the fee schedule for each fund and account. We also earn incentive fees that are based upon the performance of investment funds and accounts. For most of the funds, such fees are based on a percentage of the excess of an investment return over a specified highwater mark or hurdle rate over a defined performance period. For private equity funds, incentive fees are based on a specified percentage of realized gains from the disposition of each portfolio investment in which each investor participates, and we earn after returning contributions by the investors for that portfolio investment and for all other portfolio investments in which each such investor participates that have been disposed of at the time of distribution.

As of September 30, 2011, the contractual base management fees earned from each of these investment funds ranged between 1% and 2% of assets under management or were 2% of aggregate committed capital. The contractual incentive fees were generally (i) 20%, subject to highwater marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the funds of funds; (iii) 35%, subject to high-water marks for NYMT; and (iv) 20%, subject to high-water marks, for Harvest Growth Capital LLC (“HGC”). Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole and our core sectors. These conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another. As we consolidate HCC and HGC, the management fees earned at HCS from HCC and HGC are eliminated on consolidation.

Asset management fees for the two collateralized loan obligations (“CLOs”) we manage currently consist only of base management fees. For one of the CLOs, we earn incentive fees in the event that specified cumulative investment returns are achieved, but such investment returns have not been achieved yet. We recognize base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate Cratos CLO, the management fees earned at JMP Credit Advisors LLC (“JMPCA”) from Cratos CLO are eliminated on consolidation in accordance with accounting principles generally accepted in the United States (“GAAP”). At September 30, 2011, the contractual base management fees earned from the CLOs ranged from 0.40% to 0.50% of the average aggregate collateral balance for a specified period.

The following tables present certain information with respect to the investment funds managed by HCS and CLOs managed by JMPCA:

(In thousands)	Assets Under Management (1) at		Company’s Share of Assets Under Management at
	September 30, 2011	December 31, 2010	September 30, 2011		December 31, 2010
Funds Managed by HCS:
Hedge Funds:
Harvest Opportunity Partners II	$76,099	$70,622		$3,906		$3,873
Harvest Small Cap Partners	308,668	270,498		4,920		4,378
Harvest Agriculture Select (2)	9,365	8,702		1,900		580
Harvest Technology Partners (3)	57,803	31,202		114		106
Harvest Diversified Partners	30,614	31,413		14,612		14,708
Private Equity Funds:
Harvest Growth Capital LLC (4)	18,264	10,698		1,046		891
Funds of Funds:
JMP Masters Fund	61,922	75,196		102		102
REITs:
New York Mortgage Trust	36,734	48,191		N/A		N/A
Loans:
Harvest Capital Credit (4)	2,471	0		1,629		0

HCS Totals	$601,940	$546,522		$28,229		$24,638

CLOs by JMPCA:
Cratos CLO (4)	475,729	474,824		N/A		N/A
Other	288,863	284,264		N/A		N/A

JMPCA Totals	$764,592	$759,088	$	N/A	$	N/A

JMP Group Inc. Totals	$1,366,532	$1,305,610		$28,229		$24,638

(1)	For hedge funds, private equity funds and funds of funds, assets under management represent the net assets of such funds. For NYMT, assets under management represent the portion of the net assets of NYMT that is subject to the management fee calculation. In connection with its investment in NYMT, in January 2008, we entered into an advisory agreement between HCS and NYMT. The advisory agreement was terminated effective July 26, 2010 upon execution of an amended and restated advisory agreement between HCS and NYMT. Under the amended advisory agreement, HCS manages certain assets of NYMT, which are subject to the base advisory fee and incentive fee calculations, and receives an annual consulting fee equal to $1.0 million. For CLOs, assets under management represent the sum of the aggregate collateral balance and restricted cash to be reinvested in collateral, upon which management fees are earned.
(2)	Harvest Consumer Partners changed its name to Harvest Agriculture Select effective February 14, 2011.
(3)	Harvest Technology Partners (“HTP”) includes managed accounts in which the Company has neither equity investment nor control. These are included as they follow HTP strategy and earn fees.
(4)	HGC and Cratos CLO were consolidated in the Company’s Statements of Financial Condition at September 30, 2011 and December 31, 2010. HCC was consolidated in the Company’s Statements of Financial Condition at September 30, 2011.

(In thousands)	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Company’s Share of Change in Fair Value	Management Fee	Incentive Fee	Company’s Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II	$(91)	$164	$0	$34	$516	$96
Harvest Small Cap Partners	258	1,378	3,068	535	3,939	5,467
Harvest Agriculture Select (1)	(253)	21	0	(180)	64	31
Harvest Technology Partners (2)	(3)	179	0	9	427	508
Harvest Diversified Partners	(764)	73	0	(80)	225	118
Private Equity Funds:
Harvest Growth Capital LLC (3)	(149)	203	0	(49)	609	0
Funds of Funds:
JMP Masters Fund	(3)	152	0	0	455	0
REITs:
New York Mortgage Trust	0	255	102	0	795	1,566
Loans:
Harvest Capital Credit (3)	(33)	1	0	(33)	1	0
CLOs:
Cratos CLO (3)	N/A	594	0	N/A	1,778	0
Other	N/A	296	0	N/A	886	0

Totals	$(1,038)	$3,316	$3,170	$236	$9,695	$7,786

(1)	Harvest Consumer Partners changed its name to Harvest Agriculture Select effective February 14, 2011.
(2)	Harvest Technology Partners (“HTP”) includes managed accounts in which the Company has neither equity investment nor control. These are included as they follow HTP strategy and earn fees.
(3)	Revenues earned from HGC, HCC, and Cratos are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of noncontrolling interest.

(In thousands)	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Company’s Share of Change in Fair Value	Management Fee	Incentive Fee	Company’s Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II	$2	$180	$0	$193	$512	$380
Harvest Small Cap Partners	(199)	1,504	0	(513)	4,686	0
Harvest Consumer Partners (1)	4	22	0	(222)	64	0
Harvest Technology Partners	(3)	87	0	(240)	217	40
Harvest Mortgage Opportunities Partners (2)	186	39	39	597	118	128
Harvest Global Select Partners (3)	0	0	0	60	31	118
Harvest Diversified Partners	35	72	6	794	190	105
Private Equity Funds:
Harvest Growth Capital LLC (4)	161	78	0	160	156	0
Funds of Funds:
JMP Masters Fund	(1)	174	0	115	525	0
REITs:
New York Mortgage Trust	0	232	729	0	577	1,569
CLOs:
Cratos CLO (4)	N/A	611	0	N/A	1,822	0
Other	N/A	262	0	N/A	262	0

Totals	$185	$3,261	$774	$944	$9,160	$2,340

(1)	Harvest Consumer Partners changed its name to Harvest Agriculture Select effective February 14, 2011.
(2)	Revenues earned from Harvest Mortgage Opportunities Partners (“HMOP”) are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of noncontrolling interest. HMOP was liquidated on December 31, 2010, with all of its partners redeeming their interests as of that date. The assets of HMOP were distributed to its partners in January 2011.
(3)	Harvest Global Select Partners was liquidated on May 31, 2010 and its assets were distributed to its partners.
(4)	Revenues earned from HGC and Cratos are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of noncontrolling interest.

Principal Transactions

Principal transaction revenues includes realized and unrealized net gains and losses resulting from our principal investments, which includes investments in equity and other securities for our own account and as the general partner of funds managed by us, warrants we may receive from certain investment banking assignments, as well as limited partner investments in private funds managed by third parties. In addition, we invest a portion of our capital in a portfolio of equity securities managed by HCS and in side-by-side investments in the funds managed by us. In certain cases, we also co-invest alongside our institutional clients in private transactions resulting from our investment banking business. Principal transaction revenues also include unrealized gains and losses on the private equity securities owned by HGC, a private equity fund managed by HCS which is consolidated in our financial statements, as well as unrealized gains and losses on the investments in private companies sponsored by HCS and JMP Capital LLC (“JMP Capital”).

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans consists of gains from the sale and payoff of loans collateralizing asset-backed securities at JMP Credit Corporation (“JMP Credit”). Gains are recorded when the proceeds exceed our carrying value of the loan. Gain on sale and payoff of loans also consists of lower of cost or market adjustments arising from loans held for sale. Losses are recorded when the carrying value exceeds fair value.

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

Interest Income

Interest income primarily consists of interest income earned on loans collateralizing asset backed securities issued, small business loans, and loans held for investment. Interest income on loans comprises the stated coupon as a percentage of the face amount receivable as well as accretion of accretable or purchase discounts and deferred fees. Interest income is recorded on the accrual basis in accordance with the terms of the respective loans unless such loans are placed on non-accrual status.

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

Provision for Loan Losses

Provision for loan losses includes provision for losses recognized on our loan notes and non-revolving credit agreements at JMP Capital (collectively, loans held for investment), on loans collateralizing ABS at JMP Credit, and on small business loans at HCC to record them at their estimated net realizable value. We maintain an allowance for loan losses that is intended to estimate loan losses inherent in its loan portfolio. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses is maintained at a level, in the opinion of management, sufficient to offset estimated losses inherent in the loan portfolio as of the date of the financial statements. The appropriateness of the allowance and the allowance components are reviewed quarterly. Our estimate of each allowance component is based on observable information and on market and third party data that we believe are reflective of the underlying loan losses being estimated.

An allowance is provided for loans that are considered impaired. A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral securing the loan if the loan is collateral dependent, depending on the circumstances and our collection strategy. For those loans held by Cratos at the date of acquisition by JMP Credit, and deemed impaired at that date or a subsequent date, allowance for loan losses is calculated considering two further factors. For loans deemed impaired at the date of acquisition, if there is a further decline in expected future cash flows, this reduction is recognized as a specific reserve in the current quarter in accordance with above. For those loans deemed impaired subsequent to the acquisition date, if the net realizable value is lower than the current carrying value then the carrying value is reduced and the difference is booked as provision for loan losses. If the total discount from unpaid principal balance to carrying value is larger than the expected loss at the date of assessment, no provision for loan losses is recognized.

In addition, we provide an allowance on a loan by loan basis at JMP Credit for loans that were purchased after the Cratos acquisition. We employ internally developed and third party estimation tools for measuring credit risk (loan ratings, probability of default and exposure at default), which are used in developing an appropriate allowance for loan losses. We perform periodic detailed reviews of our loan portfolio to identify risks and to assess the overall collectability of loans.

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

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees include the cost of floor and electronic brokerage and execution, securities clearance, and exchange fees. Effective February 23, 2011, we changed our clearing broker from Penson Financial Services Inc. to J.P. Morgan Clearing Corp. The arrangements with the new clearing broker are consistent with those of the previous clearing broker, including the indemnification agreement described in Note 20. Changes in brokerage, clearing and exchange fees fluctuate largely in line with the volume of sales and trading activity.

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

Impairment Loss on Purchased Management Contract

Impairment loss on purchased management contract relates to a CLO management contract we purchased from Princeton Advisory Group, Inc. on September 8, 2010 for $3.8 million. Since a single investor had previously acquired control of the right to transfer the management contract without cause at any time with 90 days’ notice, we initially recorded an impairment charge of $2.8 million for the quarter ended September 30, 2010 and an additional impairment charge of $0.7 million in the nine months ended September 30, 2011.

Other Expenses

Other operating expenses primarily include occupancy, depreciation and CLO administration expense at JMP Credit.

Noncontrolling Interest

Noncontrolling interest for three and nine months ended September 30, 2011 includes the interest of third parties in Cratos CLO, HGC, and HCC, partially-owned subsidiaries consolidated in our financial statements. Noncontrolling interest for the three and nine months ended September 30, 2010 includes the interest of third parties in JMP Credit and HMOP, partially-owned subsidiaries consolidated in our financial statements.

We follow the authoritative guidance under GAAP regarding the determination of whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. Such guidance applies when a general partner controls a limited partnership and is required to consolidate the limited partnership in its financial statements. Under the guidance, the general partner in a limited partnership is presumed to control the limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. If the limited partners have either (a) the substantive ability to liquidate the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights, the general partner does not control the limited partnership. The partnership agreements for HMOP provide for the right of the limited partners to remove the general partner by a simple majority vote of the non-affiliated limited partners. Because of these substantive kick-out rights, we, as the general partner, did not control HMOP and therefore did not consolidate HMOP from January 2, 2009 through April 30, 2009. During the quarter ended June 30, 2009, several non-affiliated limited partners redeemed their interest in HMOP, and the remaining limited partners were no longer deemed to have substantive kick-out rights. As a result, we consolidated HMOP in our consolidated financial statements from May 1, 2009 through December 31, 2010.

The limited liability company agreements of HGC do not provide for the right of the members to remove the manager by a simple majority vote of the non-affiliated members and therefore the manager (with a minority interest in the limited liability company) is deemed to control HGC. As a result, we consolidated HGC from its inception on April 1, 2010.

On August 6, 2010, along with individual employee security holders (the “Unitholders”) of JMP Credit, we entered into an Exchange Agreement providing for, among other things, an offer to buy the minority interest units and shares in JMP Credit held by the Unitholders in exchange for a combination of (i) restricted common stock of the Company par value $.001 per share, (ii) cash and (iii) certain Cratos CLO subordinated notes. In connection with the Exchange Agreement, we issued an aggregate of 381,310 shares of restricted stock and transferred 109 subordinated notes to the Unitholders and we received all the remaining units and shares of JMP Credit that we did not previously own. The restricted stock and the Cratos CLO notes are subject to limitations on transfer and our repurchase rights in the event of certain terminations of the Unitholder’s employment with the Company or its affiliates through June 1, 2013. As a result of the aforementioned transaction, we own 100% of JMP Credit and approximately 94% of the subordinated notes of Cratos CLO.

On August 18, 2011, HCS formed HCC to provide loans to small businesses. HCC received an equity commitment of $10.0 million from HCS and an aggregate equity commitment of $5.0 million from third party investors, approximately 10% of which was contributed at September 30, 2011. HCS is the manager of HCC and earns a management fee subject to certain exceptions on monies provided by the Company pursuant to the investment advisory agreement entered into between HCC and HCS. As HCS is the manager of HCC and owns two-thirds of the equity, the Company consolidates HCC into its consolidated financial statements.

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

Results of Operations

The following tables set forth our results of operations for the three and nine months ended September 30, 2011 and 2010 and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Three Months Ended September 30,		Change from 2010 to 2011
	2011	2010	$	%
Revenues
Investment banking	$10,048	$12,332	$(2,284)	-18.5%
Brokerage	6,898	5,895	1,003	17.0%
Asset management fees	5,694	3,283	2,411	73.4%
Principal transactions	(6,290)	1,055	(7,345)	-696.2%
Gain on sale and payoff of loans	1,373	6,990	(5,617)	-80.4%
Net dividend income	322	357	(35)	-9.8%
Other income	1,026	292	734	251.4%

Non-interest revenues	19,071	30,204	(11,133)	-36.9%

Interest income	7,451	11,502	(4,051)	-35.2%
Interest expense	(9,024)	(8,539)	(485)	5.7%

Net interest (loss) income	(1,573)	2,963	(4,536)	-153.1%

Provision for loan losses	(123)	(509)	386	-75.8%

Total net revenues after provision for loan losses	17,375	32,658	(15,283)	-46.8%

Non-interest expenses
Compensation and benefits	15,970	19,361	(3,391)	-17.5%
Administration	2,246	1,328	918	69.1%
Brokerage, clearing and exchange fees	1,275	1,177	98	8.3%
Travel and business development	1,107	711	396	55.7%
Communication and technology	1,013	990	23	2.3%
Professional fees	806	818	(12)	-1.5%
Other	1,071	967	104	10.8%

Total non-interest expenses	23,488	28,102	(4,614)	-16.4%

(Loss) income before income tax expense	(6,113)	4,556	(10,669)	-234.2%
Income tax (benefit) expense	(1,410)	1,536	(2,946)	-191.8%

Net (loss) income	(4,703)	3,020	(7,723)	-255.7%
Less: Net (loss) income attributable to noncontrolling interest	(3,080)	1,205	(4,285)	-355.6%

Net (loss) income attributable to JMP Group Inc.	$(1,623)	$1,815	$(3,438)	-189.4%

(In thousands)	Nine Months Ended September 30,		Change from 2010 to 2011
	2011	2010	$	%
Revenues
Investment banking	$40,332	$28,436	$11,896	41.8%
Brokerage	19,370	21,255	(1,885)	-8.9%
Asset management fees	14,893	9,316	5,577	59.9%
Principal transactions	(106)	2,887	(2,993)	-103.7%
Gain on sale and payoff of loans	14,981	26,231	(11,250)	-42.9%
Net dividend income	870	1,472	(602)	-40.9%
Other income	2,536	1,095	1,441	131.6%

Non-interest revenues	92,876	90,692	2,184	2.4%

Interest income	25,799	36,083	(10,284)	-28.5%
Interest expense	(26,460)	(25,089)	(1,371)	5.5%

Net interest (loss) income	(661)	10,994	(11,655)	-106.0%

Provision for loan losses	(477)	(964)	487	-50.5%

Total net revenues after provision for loan losses	91,738	100,722	(8,984)	-8.9%

Non-interest expenses
Compensation and benefits	66,218	65,474	744	1.1%
Administration	5,060	4,324	736	17.0%
Brokerage, clearing and exchange fees	3,552	3,752	(200)	-5.3%
Travel and business development	2,568	2,632	(64)	-2.4%
Communication and technology	2,929	3,136	(207)	-6.6%
Professional fees	2,311	2,606	(295)	-11.3%
Impairment loss on purchased management contract	700	2,750	(2,050)	-74.5%
Other	3,088	2,968	120	4.0%

Total non-interest expenses	86,426	87,642	(1,216)	-1.4%

Income before income tax expense	5,312	13,080	(7,768)	-59.4%
Income tax expense	2,354	5,026	(2,672)	-53.2%

Net income	2,958	8,054	(5,096)	-63.3%
Less: Net (loss) income attributable to noncontrolling interest	(475)	2,305	(2,780)	-120.6%

Net income attributable to JMP Group Inc.	$3,433	$5,749	$(2,316)	-40.3%

Three months ended September 30, 2011, Compared to Three months ended September 30, 2010

Overview

Total net revenues after provision for loan losses decreased $15.3 million, or 46.8%, from $32.7 million for the quarter ended September 30, 2010 to $17.4 million for the quarter ended September 30, 2011, driven by a decrease in non-interest revenues of $11.1 million as well as a decrease in net interest income of $4.5 million.

Non-interest revenues decreased $11.1 million, or 36.9%, from $30.2 million for the quarter ended September 30, 2010 to $19.1 million in the same period in 2011, primarily due to a $7.3 million reduction in the principal transaction revenues, a $5.6 million decrease in the sale and payoff of loans, a $2.3 million decrease in investment banking revenues, partially offset by a $2.4 million increase in asset management fees.

Net interest income decreased $4.5 million, or 153.1%, from $3.0 million for the quarter ended September 30, 2010 to a loss of $1.6 million for the same period in 2011. The decrease was primarily related to the net interest income of JMP Credit, which decreased from $3.0 million for the quarter ended September 30, 2010 to a loss of $1.6 million for the quarter ended September 30, 2011 as a result of increased net liquidity discount amortization.

Provision for loan losses decreased $0.4 million, or 75.8% from $0.5 million for the quarter ended September 30, 2010 to $0.1 million for the same quarter in 2011.

Total non-interest expenses decreased $4.6 million, or 16.4%, from $28.1 million for the quarter ended September 30, 2010 to $23.5 million for the quarter ended September 30, 2011, primarily due to a decrease in compensation and benefits of $3.4 million compared to the quarter ended September 30, 2010.

Net income attributable to JMP Group Inc. decreased $3.4 million, or 189.4%, from $1.8 million for the quarter ended September 30, 2010 to a $1.6 million loss for the quarter ended September 30, 2011 after income tax expense of $1.5 million for the quarter ended September 30, 2010 and a $1.4 million tax benefit for the quarter ended September 30, 2011.

Revenues

Investment Banking

Investment banking revenues decreased $2.3 million, or 18.5%, from $12.3 million for the quarter ended September 30, 2010 to $10.0 million for the quarter ended September 30, 2011. As a percentage of total net revenues after provision for loan losses, investment banking revenues increased from 37.8% for the quarter ended September 30, 2010 to 57.8% for the quarter ended September 30, 2011. Public equity underwriting revenues increased $3.0 million, or 68.2%, from $4.3 million for the quarter ended September 30, 2010 to $7.3 million for the quarter ended September 30, 2011. We executed 13 public equity underwriting transactions in the quarter ended September 30, 2011 compared to seven in the quarter ended September 30, 2010. We acted as a lead manager on four transactions in the quarter ended September 30, 2011 compared to three in the same period in 2010. Private capital markets and other revenues decreased $4.6 million, or 90.5%, from $5.1 million for the quarter ended September 30, 2010 to $0.5 million for the same period in 2011. We executed one transaction related to private capital markets and other in the quarter ended September 30, 2011 compared to five in the same period in 2010. Our strategic advisory revenues decreased $0.6 million, or 20.5%, from $2.9 million for the quarter ended September 30, 2010 to $2.3 million for the quarter ended September 30, 2011. We executed three strategic advisory transactions in the quarter ended September 30, 2011 compared to four in the quarter ended September 30, 2010.

Brokerage Revenues

Brokerage revenues increased $1.0 million, or 17.0%, from $5.9 million for the quarter ended September 30, 2010 to $6.9 million for the quarter ended September 30, 2011. The increase was the result of higher trading volume. Brokerage revenues increased as a percentage of total net revenues after provision for loan losses, from 18.0% for the quarter ended September 30, 2010 to 39.7% for the quarter ended September 30, 2011.

Asset Management Fees

Asset management fees increased $2.4 million, or 73.4%, from $3.3 million for the quarter ended September 30, 2010 to $5.7 million for the quarter ended September 30, 2011. Asset management fees include base management fees and incentive fees for funds and a CLO under management. Base management fees were $2.5 million for both quarters ended September 30, 2010 and September 30, 2011. Incentive fees increased $2.5 million from $0.7 million for the quarter ended September 30, 2010 to $3.2 million for the same period in 2011. The increase in incentive fees primarily related to an increase of $3.1 million due to incentive fees earned at Harvest Small Cap Partners, offset by a decrease of $0.6 million of incentive fees earned at NYMT. As a percentage of total net revenues after provision for loan losses, asset management fees increased from 10.0% for the quarter ended September 30, 2010 to 32.8% for the same period in 2011.

Principal Transactions

Principal transaction revenues decreased $7.3 million, or 696.2%, from $1.1 million for the quarter ended September 30, 2010 to a $6.3 million loss for the same period in 2011. The decrease reflects less revenue from our equity investments and other securities and from our warrants. Revenues from equity and other securities decreased $5.9 million from $1.2 million for the quarter ended September 30, 2010 to a $4.7 million loss for the same period in 2011, driven primarily by decreases in unrealized gains in our equity security investments including a $4.0 million decline related to HGC and a $1.5 million decline related to JMPS. Revenues from our family of hedge funds and funds of funds decreased $0.7 million, from a $0.2 million loss for the quarter ended September 30, 2010 to a $0.9 million loss for the same period in 2011. Revenues from our warrants and other investments decreased $0.7 million, to a $0.7 million loss for the quarter ended September 30, 2011. As a percentage of total net revenues after provision for loan losses, principal transaction revenues increased on an absolute basis from 3.2% for the quarter ended September 30, 2010 to 36.2% for the same period in 2011.

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans decreased $5.6 million from $7.0 million for the quarter ended September 30, 2010 to $1.4 million for the same period in 2011, with all of the gain generated at JMP Credit. During the quarter ended September 30, 2011, 20 loans were sold or paid off, resulting in a total net gain of $1.6 million. Of the $1.4 million net gain, $1.2 million resulted from loans acquired in the 2009 acquisition of Cratos and $0.4 million was the result of activity from the remaining loans of the portfolio. The gains were partially offset by a $0.3 million loss booked to reflect fair value adjustments of the loan held for sale. $1.5 million of the net gain was related to 17 loan payoffs, where the borrowers repaid the loans at a premium to our carrying value. The remaining $0.1 million was related to three loans, one of which was sold at par, which was a premium to our carrying value, and two of which were sold at a discount to our carrying value. While we expect further gains in future periods, these revenues are highly unpredictable as we are not actively marketing the loans collateralizing asset-backed securities for sale and the remaining amount of discount from the 2009 acquisition continues to be reduced by the loan liquidity discount accretion even if there are no further gains to be recognized. As a percentage of total net revenues after provision for loan losses, gain on sale and payoff of loans decreased from 21.4% for the quarter ended September 30, 2010 to 7.9% for the same period in 2011.

Net Dividend Income

Net dividend income was $0.3 million and $0.4 million for the quarters ended September 30, 2011 and September 30, 2010, respectively. For both quarters dividend income was primarily comprised of dividend income from our investments in NYMT and in our principal investment portfolio.

Other Income

Other income increased $0.7 million, or 251.4%, from $0.3 million for the quarter ended September 30, 2010 to $1.0 million for the quarter ended September 30, 2011. For both quarters other income was primarily comprised of revenues from fee sharing arrangements with, and fees earned to raise capital for, third-party investment partnerships or funds.

Interest Income

Interest income decreased $4.0 million, or 35.2%, from $11.5 million for the quarter ended September 30, 2010 to $7.5 million for the same period in 2011. The decrease was primarily related to JMP Credit, which recorded interest income of $7.2 million and $11.4 million for the quarters ended September 30, 2011 and 2010, respectively. As a percentage of total net revenues after provision for loan losses, interest income decreased from 35.2% for the quarter ended September 30, 2010 to 42.9% for the quarter ended September 30, 2011.

The following table sets forth components of net interest income for the quarters ended September 30, 2011 and 2010:

(In thousands)	Three Months Ended September 30,
	2011	2010
Cratos CLO loan contractual interest income	$5,379	$5,273
Cratos CLO ABS issued contractual interest expense	(1,118)	(1,265)

Net Cratos CLO contractual interest	4,261	4,008

Cratos CLO loan liquidity discount accretion	1,305	5,682
Cratos CLO ABS liquidity discount amortization	(7,639)	(7,030)

Net Cratos CLO liquidity discount amortization	(6,334)	(1,348)

Other interest income	767	547
Other interest expense	(267)	(244)

Total net interest (expense) income	$(1,573)	$2,963

Total net interest income decreased from $3.0 million for the quarter ended September 30, 2010 to a $1.6 million loss for the quarter ended September 30, 2011 primarily due to reduced loan liquidity discount accretion. As loans acquired in the 2009 acquisition of Cratos are sold or paid off, the remaining loan liquidity discount to accrete is reduced, thereby lowering the discount accretion and total net interest income.

The following tables set forth contractual interest income and expense related to Cratos CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Three Months Ended September 30, 2011
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
Cratos CLO loan contractual interest income	$5,379		$444,420	4.74%	0.28%	4.46%
Cratos CLO ABS issued contractual interest expense	(1,118)		431,003	1.02%	0.28%	0.74%

Net Cratos CLO contractual interest	$4,261	$	N/A	N/A	N/A	N/A

	Three Months Ended September 30, 2010
(In thousands)
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
Cratos CLO loan contractual interest income	$5,273		$429,134	4.81%	0.41%	4.40%
Cratos CLO ABS issued contractual interest expense	(1,265)		431,003	1.15%	0.41%	0.74%

Net Cratos CLO contractual interest	$4,008	$	N/A	N/A	N/A	N/A

At JMP Credit, for the quarter ended September 30, 2011, total interest income of $7.2 million was comprised of contractual interest earned on Cratos CLO loans of $5.4 million, purchase discounts and other deferred fee amortization of $0.5 million and non-cash liquidity discount accretion of $1.3 million. Contractual interest was earned on the performing loans held by Cratos CLO. The non-cash liquidity discount accretion of $1.3 million included a $0.2 million adjustment to previously recognized accretion due to unscheduled principal payments. The annualized weighted average contractual interest rate (excluding the liquidity discount accretion) on the performing loans was 4.74% with a spread to weighted average LIBOR of 4.46% for the quarter ended September 30, 2011. The Company did not recognize any interest income, other than the accretion of liquidity discounts on those loans deemed impaired at the acquisition of Cratos, for three impaired loans with an aggregate weighted average loan balance of $14.3 million that were on non-accrual status during the quarter.

At JMP Credit, for the quarter ended September 30, 2010, total interest income of $11.4 million was comprised of contractual interest earned on Cratos CLO loans of $5.3 million, purchase discounts and other deferred fees amortization of $0.4 million and non-cash liquidity discount accretion of $5.7 million. Contractual interest was earned on the performing loans held by Cratos CLO. Of the non-cash liquidity discount accretion of $5.7 million, $0.9 million was accelerated due to unscheduled principal payments on these loans. The annualized weighted average contractual interest rate (excluding the liquidity discount accretion) on the performing loans was 4.81% with a spread to weighted average LIBOR of 4.40% for the quarter ended September 30, 2010. The Company did not recognize any interest income, other than the accretion of liquidity discounts on those loans deemed impaired at the acquisition of Cratos, for seven impaired loans with an aggregate weighted average loan balance of $29.8 million that were on non-accrual status during the quarter.

Interest Expense

Interest expense increased $0.5 million, or 5.7%, from $8.5 million for the three months ended September 30, 2010 to $9.0 million for the same period in 2011. The increase was primarily related to JMP Credit, which recorded interest expense of $8.3 million and $8.8 million for the three months ended September 30, 2010 and 2011, respectively.

At JMP Credit, for the quarter ended September 30, 2011, interest expense of $8.8 million was comprised of interest expense on ABS issued of $1.1 million and non-cash amortization of the liquidity discount on the ABS issued of $7.6 million. The annualized weighted average cost of funds (excluding the liquidity discount amortization) for the ABS issued during the quarter was 1.02% with a spread to weighted average LIBOR of 0.74%.

At JMP Credit, for the quarter ended September 30, 2010, interest expense of $8.3 million was comprised of interest expense on ABS issued of $1.3 million and non-cash amortization of the liquidity discount on the ABS issued of $7.0 million. The annualized weighted average cost of funds for the ABS issued during the quarter was 1.15% with a spread to weighted average LIBOR of 0.74%.

Provision for Loan Losses

Provision for loan losses was $0.5 million for the quarter ended September 30, 2010 and $0.1 million for the quarter ended September 30, 2011. For the quarters ended September 30, 2010 and 2011, the provision against loans collateralizing ABS issued of $0.2 million and $0.1 million, respectively, were recorded as a general reserve against performing loans that were purchased after the Cratos acquisition.

Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, decreased $3.4 million, or 17.5%, from $19.4 million for the quarter ended September 30, 2010 to $16.0 million for the quarter ended September 30, 2011.

Employee payroll, taxes and benefits, and consultant fees, increased $0.2 million, or 2.2%, from $8.3 million for the quarter ended September 30, 2010 to $8.5 million for the same period in 2011, primarily due to the effect of a full quarter of base pay increases made during the first quarter 2011.

Performance-based bonus and commission decreased $3.0 million, or 28.6%, from $10.4 million for the quarter ended September 30, 2010 to $7.4 million for the quarter ended September 30, 2011. The decrease was primarily due to the decrease in total net revenues after provision for loan losses from $32.7 million for the quarter ended September 30, 2010 to $17.4 million for the same period in 2011. In addition, the Company recorded a performance based bonus accrual for senior management of $0.6 million for the quarter ended September 30, 2011 but did not record such accrual for the same period in 2010.

Equity-based compensation decreased $0.6 million, or 84.7%, from $0.7 million for the quarter ended September 30, 2010 to $0.1 million for the quarter ended September 30, 2011 primarily due to a $0.3 million reduction in the amortization expense for RSUs granted in connection with the IPO. The total equity-based compensation expense for the quarter ended September 30, 2010 and 2011 included $0.3 million and zero, respectively, recognized for RSUs granted in connection with the IPO and $0.4 million and $0.1 million, respectively, recognized for RSUs granted after the IPO.

Compensation and benefits as a percentage of revenues increased from 59.3% of total net revenues after provision for loan losses for the quarter ended September 30, 2010 to 91.9% for the same period in 2011. This increase was partly due to higher incentive fees for our asset management funds for which we accrue performance-based bonuses at a higher rate than other types of revenues. In addition, approximately $3.2 million of the unrealized loss on HGC for the quarter ended September 30, 2011 was attributable to noncontrolling interest holders and therefore did not have associated performance-based bonus expense.

Administration

Administration expenses increased $0.9 million, or 69.1%, from $1.3 million for the quarter ended September 30, 2010 to $2.2 million for the quarter ended September 30, 2011. The increase was attributable to higher conference expenses in 2011. As a percentage of total net revenues after provision for loan losses, administration expense increased from 4.1% for the quarter ended September 30, 2010 to 12.9% for the same period in 2011.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $1.2 million and $1.3 million for the quarters ended September 30, 2010 and September 30, 2011, respectively. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees increased from 3.6% for the quarter ended September 30, 2010 to 7.3% for the same period in 2011.

Travel and Business Development

Travel and business development expense increased $0.4 million, or 55.7%, from $0.7 million for the quarter ended September 30, 2010 to $1.1 million for the quarter ended September 30, 2011. The increase reflects a $0.2 million increase in travel expense and a $0.2 million reduction in reimbursements from clients. As a percentage of total net revenues after provision for loan losses, travel and business development expense increased from 2.2% for the quarter ended September 30, 2010 to 6.4% for the same period in 2011.

Communications and Technology

Communications and technology expense was $1.0 million for both quarters ended September 30, 2010 and September 30, 2011. As a percentage of total net revenues after provision for loan losses, communications and technology expense increased from 3.0% for the quarter ended September 30, 2010 to 5.8% for the same period in 2011.

Impairment Loss on Purchased Management Contract

On June 11, 2010, the Company agreed to purchase the collateral management contracts for two CLOs, from Princeton Advisory Group, Inc., for up to $5.0 million. The transfers of the contracts were subject to the receipt of certain consents and other conditions. On September 8, 2010, the Company completed the purchase of one of the two management contracts for $3.8 million, and the contract was transferred to JMPCA. However, since a single investor had previously acquired control of the right to transfer the management contract without cause at any time with 90 days’ notice, the Company recorded an impairment charge of $2.8 million for the quarter ended September 30, 2010. The Company later restructured the transaction to provide the Company with indemnity from the seller in the amount of $2.6 million, which is collateralized by certain assets and $1.0 million in cash. The Company determined the initial carrying value of the purchased management contract to be $1.0 million. The Company amortized the purchased management contract on a straight-line basis over its estimated life of 2.5 years corresponding to the indemnity period through February 2013 and tests it for impairment whenever events or changes in circumstances suggest that the asset’s carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value. The Company determined that the carrying value of the purchased management contract was impaired and recorded a $0.7 million impairment charge for the quarter ended March 31, 2011. At that time, the Company revised the estimated useful life of the asset. At September 30, 2011, the purchased management contract was fully amortized. During the fourth quarter of 2010, the Company was released from the obligation to purchase the second CLO management contract from Princeton Advisory Group, Inc.

Professional Fees

Professional fees were $0.8 million for both quarters ended September 30, 2010 and September 30, 2011. As a percentage of total net revenues after provision for loan losses, professional fees increased from 2.5% for the quarter ended September 30, 2010 to 4.6% for the same period in 2011.

Other Expenses

Other expenses remained at $1.0 million for the quarters ended September 30, 2010 and September 30, 2011. As a percentage of total net revenues after provision for loan losses, other expenses increased from 3.0% for the quarter ended September 30, 2010 to 6.2% for the same period in 2011.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest decreased $4.3 million from $1.2 million for the quarter ended September 30, 2010 to a $3.1 million loss for the quarter ended September 30, 2011. Noncontrolling interest for the quarter ended September 30, 2011 includes the interest of third parties in Cratos CLO, HCC and HGC, partially-owned subsidiaries consolidated in our financial statements. The members of HGC do not have substantive kick-out rights, and therefore, HGC has been consolidated from inception on April 1, 2010. Noncontrolling interest for the quarter ended September 30, 2010 relates to the interest of third parties in JMP Credit, HGC and HMOP, partially-owned subsidiaries consolidated in our financial statements. From May 1, 2009 through December 31, 2010, HMOP was consolidated in our financial statements. On December 31, 2010, HMOP was liquidated.

Provision for Income Taxes

For the quarter ended September 30, 2011 and 2010, we recorded tax benefit of $1.4 million and tax expense of $1.5 million, respectively. The effective tax rate for the quarter ended September 30, 2011 and 2010 was 23.06% and 33.74%, respectively. The 10.7% decrease in the effective tax rate for the quarter ended September 30, 2011 compared to same period in 2010 was primarily attributable to the loss associated with HGC which is consolidated for financial reporting purposes but not for tax purposes.

Nine months ended September 30, 2011, Compared to Nine months ended September 30, 2010

Overview

Total net revenues after provision for loan losses decreased $9.0 million, or 8.9%, from $100.7 million for the nine months ended September 30, 2010 to $91.7 million for the nine months ended September 30, 2011, driven by a decrease in net-interest income of $11.7 million, offset by an increase in non-interest income of $2.2 million.

Non-interest revenues increased $2.2 million, or 2.4%, from $90.7 million for the nine months ended September 30, 2010 to $92.9 million for the same period in 2011, primarily due to a $11.9 million increase in investment banking, a $5.6 million increase in asset management fees, offset by a reduction in the sale and payoff loans of $11.3 million and a decrease in principal transactions of $3.0 million.

Net interest income decreased from $11.0 million for the nine months ended September 30, 2010 to a $0.7 million loss for the same period in 2011. The decrease was primarily due to a decrease in the net interest income at JMP Credit of $11.6 million, from $10.9 million for the nine months ended September 30, 2010 to a $0.7 million loss for the nine months ended September 30, 2011.

Provision for loan losses decreased $0.5 million, or 50.5%, from $1.0 million for the nine months ended September 30, 2010 to $0.5 million for the nine months ended September 30, 2011.

Total non-interest expenses decreased $1.2 million, or 1.4%, from $87.6 million for the nine months ended September 30, 2010 to $86.4 million for the nine months ended September 30, 2011, primarily due to a decrease in impairment loss on intangible assets of $2.1 million, a $0.2 million decrease in brokerage fees and a $0.3 million decrease in professional fees, offset by an increase in compensation and benefits of $0.7 million, and an increase of $0.7 million in administration expense.

Net income attributable to JMP Group Inc. decreased $2.3 million from $5.7 million for the nine months ended September 30, 2010 to $3.4 million for the nine months ended September 30, 2011 after income tax expense of $5.0 million and $2.4 million for the nine months ended September 30, 2010 and 2011, respectively.

Revenues

Investment Banking

Investment banking revenues increased $11.9 million, or 41.8%, from $28.4 million for the nine months ended September 30, 2010 to $40.3 million for the same period in 2011, and increased as a percentage of total net revenues after provision for loan losses from 28.2% to 44.0%, respectively. The increase in revenues primarily reflects the higher level of activity in our public equity underwriting. Public equity underwriting revenues increased $12.6 million, from $13.1 million for the nine months ended September 30, 2010 to $25.7 million for the nine months ended September 30, 2011. We executed 53 public equity underwriting transactions in the nine months ended September 30, 2011 compared to 28 in the nine months ended September 30, 2010. We acted as a lead manager on nine transactions in the nine months ended September 30, 2011 and six in the same period in 2010. Private capital markets and other revenues increased $1.4 million from $8.1 million for the nine months ended September 30, 2010 to $9.5 million for the nine months ended September 30, 2011. We executed 11 private capital markets and other transactions in the nine months ended September 30, 2011 compared to 10 transactions in the nine months ended September 30, 2010. Our strategic advisory revenues decreased $2.1 million, or 28.7%, from $7.3 million for the nine months ended September 30, 2010 to $5.2 million for the nine months ended September 30, 2011. We executed 11 strategic advisory transactions in the nine months ended September 30, 2011 compared to 10 in the quarter ended September 30, 2010.

Brokerage Revenues

Brokerage revenues decreased $1.9 million, or 8.9%, from $21.3 million for the nine months ended September 30, 2010 to $19.4 million for the nine months ended September 30, 2011. The decrease was the result of lower trading volume. Brokerage revenues remained at 21.1% as a percentage of total net revenues after provision for loan losses for both the nine months ended September 30, 2010 and the nine months ended September 30, 2011.

Asset Management Fees

Asset management fees increased $5.6 million, or 59.9%, from $9.3 million for the nine months ended September 30, 2010 to $14.9 million for the nine months ended September 30, 2011. Asset management fees include base management fees and incentive fees for our funds under management. Base management fees were $7.1 million for the nine months ended September 30, 2010 and September 30, 2011. Incentive fees increased from $2.2 million for the nine months ended September 30, 2010 to $7.8 million for the same period in 2011. The increase in incentive fees primarily reflects a $5.5 million increase related to Harvest Small Cap Partners. As a percentage of total net revenues after provision for loan losses, asset management fees increased from 9.2% for the nine months ended September 30, 2010 to 16.2% for the same period in 2011.

Principal Transactions

Principal transaction revenues decreased $3.0 million, or 103.7%, from $2.9 million for the nine months ended September 30, 2010 to a $0.1 million loss for the same period in 2011. Revenues from equity and other securities decreased $2.5 million from $2.5 million for the quarter ended September 30, 2010 to zero for the same period in 2011, driven primarily by decreases in unrealized gains in our equity security investments including a $1.3 million decline related to HGC and a $1.2 million decline related to JMPS. Revenues from our warrants and other investments also decreased $0.5 million, from $0.2 million for the nine months ended September 30, 2010 to a $0.3 million loss for the same period in 2011. As a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 2.9% for the nine months ended September 30, 2010 to 0.1% for the same period in 2011.

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans decreased $11.3 million, or 42.9%, from $26.2 million for the nine months ended September 30, 2010 to $15.0 million for the same period in 2011, with all of the gain generated at JMP Credit. During the nine months ended September 30, 2011, 90 loans were sold or paid off, resulting in a total net gain of $15.0 million. Of the $15.0 million net gain, $13.2 million resulted from loans acquired in the 2009 acquisition of Cratos, and $2.0 million was the result of activity from the remaining loans of the portfolio. The gains were partially offset by a $0.3 million loss booked to reflect fair value adjustments of the loan held for sale. $9.8 million of the net gain was related to 77 loan payoffs, where the borrowers repaid the loans at a premium to our carrying value. The remaining $5.4 million related to 13 loans, six of which were sold in full at a premium to our carrying value, and seven of which were partially sold at a discount to our carrying value. While we expect further gains in future periods, these revenues are highly unpredictable as we are not actively marketing the loans collateralizing by asset-backed securities for sale and the remaining amount of discount from the 2009 acquisition has been reduced substantially by loan payoffs and sales and continues to be reduced by the loan liquidity discount accretion.

Net Dividend Income

Net dividend income decreased $0.6 million from $1.5 million for the nine months ended September 30, 2010 to $0.9 million for the nine months ended September 30, 2011, primarily related to our NYMT investment, which was reduced to $0.4 million for the nine months ended September 30, 2011 compared to $1.6 million for the same period in 2010, offset by a $0.6 million increase in net dividends in our principal investment portfolio.

Other Income

Other income increased $1.4 million from $1.1 million for the nine months ended September 30, 2010 to $2.5 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2011, other income was primarily comprised of revenues from fee sharing arrangements with, and fees earned to raise capital for, third-party investment partnerships or funds.

Interest Income

Interest income decreased $10.3 million from $36.1 million for the nine months ended September 30, 2010 to $25.8 million for the same period in 2011. The decrease related to JMP Credit, which recorded interest income of $35.6 million and $25.1 million for the nine months ended September 30, 2010 and 2011, respectively. As a percentage of total net revenues after provision for loan losses, interest income decreased from 35.8% for the nine months ended September 30, 2010 to 28.1% for the same period in 2011.

The following table sets forth components of net interest income for the nine months ended September 30, 2011 and 2010:

(In thousands)	Nine Months Ended September 30,
	2011	2010
Cratos CLO loan contractual interest income	$16,305	$15,372
Cratos CLO ABS issued contractual interest expense	(3,352)	(3,530)

Net Cratos CLO contractual interest	12,953	11,842

Cratos CLO loan liquidity discount accretion	7,530	18,977
Cratos CLO ABS liquidity discount amortization	(22,397)	(21,010)

Net Cratos CLO liquidity discount amortization	(14,867)	(2,033)

Other interest income	1,964	1,734
Other interest expense	(711)	(549)

Total net interest income	$(661)	$10,994

Total net interest income decreased from $11.0 million for the nine months ended September 30, 2010 to a $0.7 million loss for the same period in 2011 primarily due to reduced loan liquidity discount accretion. As loans acquired in the 2009 acquisition of Cratos are sold or payoff, the remaining loan liquidity discount to accrete is reduced, thereby lowering the discount accretion and total net interest income.

The following tables set forth contractual interest income and expense related to Cratos CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Nine Months Ended September 30, 2011
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
Cratos CLO loan contractual interest income	$16,305		$445,293	4.83%	0.29%	4.54%
Cratos CLO ABS issued contractual interest expense	(3,352)		431,003	1.03%	0.29%	0.74%

Net Cratos CLO contractual interest	$12,953	$	N/A	N/A	N/A	N/A

(In thousands)	Nine Months Ended September 30, 2010
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
Cratos CLO loan contractual interest income	$15,372		$407,850	4.97%	0.34%	4.63%
Cratos CLO ABS issued contractual interest expense	(3,530)		431,620	1.08%	0.34%	0.74%

Net Cratos CLO contractual interest	$11,842	$	N/A	N/A	N/A	N/A

At JMP Credit, for the nine months ended September 30, 2011, total interest income of $25.1 million was comprised of contractual interest earned on Cratos CLO loans of $16.3 million, purchase discounts and other deferred fees amortization of $1.3 million and non-cash liquidity discount accretion of $7.5 million. Contractual interest was earned on the performing loans held by Cratos CLO. Of the non-cash liquidity discount accretion of $7.5 million, $0.4 million was accelerated due to unscheduled principal payments on these loans. The annualized weighted average contractual interest rate (excluding the liquidity discount accretion) on the performing loans was 4.83% with a spread to weighted average LIBOR of 4.54% for the nine months ended September 30, 2011. The Company did not recognize any interest income, other than the accretion of liquidity discounts on those loans deemed impaired at the acquisition of Cratos, for four impaired loans with an aggregate weighted average loan balance of $11.8 million that were on non-accrual status during the nine months ended September 30, 2011.

At JMP Credit, for the nine months ended September 30, 2010, total interest income of $35.6 million was comprised of contractual interest earned on Cratos CLO loans of $15.4 million, purchase discounts and other deferred fees amortization of $1.2 million and non-cash liquidity discount accretion of $19.0 million. Contractual interest was earned on the performing loans held by Cratos CLO. Of the non-cash liquidity discount accretion of $19.0 million, $3.6 million was accelerated due to unscheduled principal payments on these loans. The annualized weighted average contractual interest rate (excluding the liquidity discount accretion) on the performing loans was 4.97% with a spread to weighted average LIBOR of 4.63% for the nine months ended September 30, 2010. The Company did not recognize any interest income, other than the accretion of liquidity discounts on those loans deemed impaired at the acquisition of Cratos, for 10 impaired loans with an aggregate weighted average loan balance of $58.4 million that were on non-accrual status during the nine months ended September 30, 2010.

Interest Expense

Interest expense increased $1.4 million from $25.1 million for the nine months ended September 30, 2010 to $26.5 million for the same period in 2011. The increase was primarily related to JMP Credit, which recorded interest expense of $24.7 million and $25.8 million for the nine months ended September 30, 2010 and 2011, respectively.

At JMP Credit, for the nine months ended September 30, 2011, interest expense of $25.8 million was comprised of interest expense on ABS issued of $3.4 million and non-cash amortization of the liquidity discount on the ABS issued of $22.4 million. The annualized weighted average cost of funds (excluding the liquidity discount amortization) for the ABS issued during the nine months was 1.03% with a spread to weighted average LIBOR of 0.74%.

At JMP Credit, for the nine months ended September 30, 2010, interest expense of $24.7 million was comprised of interest expense on ABS issued of $3.5 million and non-cash amortization of the liquidity discount on the ABS issued of $21.0 million. The annualized weighted average cost of funds (excluding the liquidity discount amortization) for the ABS issued during the nine months was 1.08% with a spread to weighted average LIBOR of 0.73%.

Provision for Loan Losses

Provision for loan losses decreased from $1.0 million for the nine months ended September 30, 2010 to $0.5 million for the same period in 2011. For the nine months ended September 30, 2010 and 2011, the provision against loans collateralizing ABS issued of $0.6 million and $0.4 million, respectively, were recorded as a general reserve against performing loans that were purchased after the Cratos acquisition.

Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions as well as equity-based compensation to our employees and managing directors, increased $0.7 million, or 1.1%, from $65.5 million for the nine months ended September 30, 2010 to $66.2 million for the nine months ended September 30, 2011.

Employee payroll, taxes and benefits, and consultant fees, increased $1.0 million, or 3.9%, from $24.6 million for the nine months ended September 30, 2010 to $25.6 million for the nine months ended September 30, 2011 primarily due to the base pay increases made during the first quarter 2011.

Performance-based bonus and commission increased $1.7 million, or 4.5%, from $37.8 million for the nine months ended September 30, 2010 to $39.5 million for the same period in 2011. We recorded a performance based bonus accrual for senior management of $3.6 million for the nine months ended September 30, 2011 but did not record such accrual for the same period in 2010. This increase was offset by the decrease in total net revenues after provision for loan losses from $100.7 million to $91.7 million.

Equity-based compensation decreased $1.9 million, or 62.7%, from $3.0 million for the nine months ended September 30, 2010 to $1.1 million for the same period in 2011 primarily due to a $1.5 million reduction in the amortization expense for RSUs granted in connection with the IPO. The total equity-based compensation expense for the nine months ended September 30, 2011 and 2010 included $0.8 million and $2.2 million, respectively, recognized for RSUs granted in connection with the IPO and $0.4 million and $0.8 million, respectively, recognized for RSUs granted after the IPO.

Compensation and benefits as a percentage of revenues increased from 65.0% of total net revenues after provision for loan losses for the nine months ended September 30, 2010 to 72.2% for the same period in 2011. This increase was partly due to higher incentive fees for our asset management funds for which we accrue performance-based bonuses at a higher rate than other types of revenues. In addition, approximately $0.9 million of the unrealized loss on HGC for the nine months ended September 30, 2011 was attributable to noncontrolling interest holders and therefore did not have associated performance-based bonus expense. This further drove an increase to the compensation to revenue ratio.

Administration

Administration expenses increased $0.7 million, or 17.0%, from $4.3 million for the nine months ended September 30, 2010 to $5.1 million for the nine months ended September 30, 2011. The increase was attributable to higher conference fees in 2011. As a percentage of total net revenues after provision for loan losses, administration expense increased from 4.3% of total net revenues after provision for loan losses for the nine months ended September 30, 2010 to 5.5% for the same period in 2011.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees decreased from $3.8 million for the nine months ended September 30, 2010 to $3.6 million for the nine months ended September 30, 2011. The decrease was primarily due to a decrease in trading volume. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees increased from 3.7% for the nine months ended September 30, 2010 to 3.9% for the same period in 2011.

Travel and Business Development

Travel and business development expense was $2.6 million for the nine months ended September 30, 2010 and September 30, 2011. As a percentage of total net revenues after provision for loan losses, travel and business development expense increased from 2.6% for the nine months ended September 30, 2010 to 2.8% for the same period in 2011.

Communications and Technology

Communications and technology expense decreased $0.2 million, or 6.6%, from $3.1 million for the nine months ended September 30, 2010 to $2.9 million for the nine months ended September 30, 2011. As a percentage of total net revenues after provision for loan losses, communications and technology expense increased from 3.1% for the nine months ended September 30, 2010 to 3.2% for the same period in 2011.

Impairment Loss on Purchased Management Contract

On June 11, 2010, the Company agreed to purchase the collateral management contracts for two collateralized loan obligations, or CLOs, from Princeton Advisory Group, Inc., for up to $5.0 million. The transfers of the contracts were subject to the receipt of certain consents and other conditions. On September 8, 2010, the Company completed the purchase of one of the two management contracts for $3.8 million, and the contract was transferred to JMPCA. However, since a single investor had previously acquired control of the right to transfer the management contract without cause at any time with 90 days’ notice, the Company recorded an impairment charge of $2.8 million for the quarter ended September 30, 2010. The Company later restructured the transaction to provide the Company with indemnity from the seller in the amount of $2.6 million, which is collateralized by certain assets and $1.0 million in cash. The Company determined the initial carrying value of the purchased management contract to be $1.0 million. The Company amortized the purchased management contract on a straight-line basis over its estimated life of 2.5 years corresponding to the indemnity period through February 2013 and tests it for impairment whenever events or changes in circumstances suggest that the asset’s carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value. The Company determined that the carrying value of the purchased management contract was impaired and recorded a $0.7 million impairment charge for the quarter ended March 31, 2011. At that time, the Company revised the estimated useful life of the asset. At September 30, 2011, the purchased management contract was fully amortized. During the fourth quarter of 2010, the Company was released from the obligation to purchase the second CLO management contract from Princeton Advisory Group, Inc.

Professional Fees

Professional fees decreased $0.3 million, or 11.3%, from $2.6 million for the nine months ended September 30, 2010 to $2.3 million for the nine months ended September 30, 2011. As a percentage of total net revenues after provision for loan losses, professional fees decreased from 2.6% for the nine months ended September 30, 2010 to 2.5% for the same period in 2011.

Other Expenses

Other expenses increased $0.1 million from $3.0 million for the nine months ended September 30, 2010 to $3.1 million for the same period in 2011. As a percentage of total net revenues after provision for loan losses, other expenses decreased from 2.9% for the nine months ended September 30, 2010 to 3.4% for the same period in 2011.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest decreased $2.8 million from $2.3 million for the nine months ended September 30, 2010 to a $0.5 million loss for the nine months ended September 30, 2011. Noncontrolling interest for the nine months ended September 30, 2011 includes the interest of third parties in Cratos CLO, HCC and HGC, partially-owned subsidiaries consolidated in our financial statements. The members of HGC do not have substantive kick-out rights, and therefore, HGC has been consolidated from inception on April 1, 2010. Noncontrolling interest for the nine months ended September 30, 2010 includes the interest of third parties in JMP Credit, HGC and HMOP, partially-owned subsidiaries consolidated in our financial statements. From May 1, 2009 through December 31, 2010, HMOP was consolidated in our financial statements. On December 31, 2010, HMOP was liquidated.

Provision for Income Taxes

For the nine months ended September 30, 2011 and 2010, we recorded tax expense of $2.4 million and $5.0 million, respectively. The effective tax rate for the nine months ended September 30, 2011 and 2010 was 44.32% and 38.44%, respectively. The 5.9% increase in the effective tax rate for the nine months ended September 30, 2011 compared to same period in 2010 was primarily attributable to the income associated with HGC which is consolidated for financial reporting purposes but not for tax purposes.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital resources and liquidity for the nine months ended September 30, 2011 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of September 30, 2011, we had net liquid assets of $69.7 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, note payable and noncontrolling interest. We have satisfied our capital and liquidity requirements primarily through the net proceeds from the IPO and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. At September 30, 2011 and December 31, 2010, the Company had Level 3 assets (financial instruments whose fair value was determined using significant unobservable inputs that are not corroborated by market data) of $18.0 million and $14.9 million, respectively, which represented 2.8% and 2.3% of total assets, respectively. Level 3 assets increased $3.1 million, due to the purchased new assets (primarily private equity securities) of $8.4 million, offset by the unrealized loss of $1.2 million and by the transfers of certain private equity securities into Level 2 of $4.1 million. The $1.2 million unrealized loss from Level 3 assets reflected the losses in the comparable public companies used in the valuation of private equity securities. The transfers into Level 2 were a result of the initial public offerings of two positions in HGC.

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

Our maximum exposure to loss of capital on the Cratos acquisition is the original April 7, 2009 investment of $4.0 million plus the $1.8 million paid to repurchase the contingent consideration, plus any undistributed CLO earnings related to JMP Credit since the acquisition date. However, for U.S. federal tax purposes, Cratos CLO is treated as a disregarded entity such that the taxable income earned in the CLO is taxable to us. If the CLO is in violation of certain coverage tests, mainly any of its overcollateralization ratios, residual cash flows otherwise payable to us as owners of the subordinated notes would be required to be used to buy additional collateral or repay indebtedness senior to us in the securitization. This could require us to pay income tax on earnings prior to the residual cash flow distributions to us.

Cratos CLO must comply with certain asset coverage tests, such as tests that restrict the amount of discounted obligations and obligations rated “CCC” or lower it can hold. During any time the CLO exceeds such a limit, our ability, as the manager of Cratos CLO, to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, defaulted obligations, discounted assets (those purchased below 85% of their par value) and assets rated “CCC” or lower in excess of applicable limits in the CLO’s investment criteria are not given full par credit for purposes of calculation of the CLO overcollateralization (“OC”) tests. Even though we were in compliance with all OC tests on the determination dates in August, May and February 2011, November, August and May 2010, on the quarterly determination dates in February 2010, August and November 2009, Cratos CLO was in violation of its Class E OC test. In order to remedy the deficiency, we were required to use $10.2 million of the CLO’s residual cash flows to pay down Class A note holders, rather than distribute the funds to us as owners of the CLO’s subordinated notes. If Cratos CLO were to violate the Class E test, or any more senior tests, we would be required to pay down the most senior notes with the residual cash flows until the violation was cured. In the most extreme case, if the CLO were in violation of the most senior OC test, the Class A note holders would have the ability to declare an event of default and cause an acceleration of all principal and interest outstanding on the notes.

For financial reporting purposes, the loans and asset-backed securities of Cratos CLO are consolidated on our balance sheet. The loans are reported at their cost adjusted for amortization of liquidity discount and credit reserves, both of which were recorded at the Cratos acquisition date, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discount only. At September 30, 2011, we had $427.0 million of loans collateralizing asset-backed securities, net, $2.9 million of loans held for sale, $17.9 million of restricted cash and $1.0 million of interest receivable funded by $373.7 million of asset-backed securities issued, net, and interest payable of $0.5 million. These assets and liabilities represented 69.4% of total assets and 74.9% of total liabilities respectively, reported on our consolidated statement of financial condition at September 30, 2011.

The tables below summarize the loans held by Cratos CLO grouped by range of outstanding balance, industry and Moody’s Investors Services, Inc. rating category as of September 30, 2011.

(Dollars in thousands)	As of September 30, 2011
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal
$0 - $500	16	9/2015 - 6/2018	$7,075
$501 - $2,000	103	4/2014 - 12/2018	146,331
$2,001 - $5,000	91	6/2012 - 9/2019	272,356
$5,001 - $10,000	6	2/2013 - 3/2016	35,976

Total	216		$461,738

(Dollars in thousands)	As of September 30, 2011
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Healthcare, Education & Childcare	23	$59,650	12.9%
Retail Store	15	35,428	7.7%
Electronics	13	32,501	7.0%
Telecommunications	14	28,099	6.1%
Chemicals, Plastics and Rubber	13	26,617	5.8%
Diversified/Conglomerate Service	15	23,414	5.1%
Personal, Food & Misc Services	14	21,679	4.7%
Aerospace & Defense	11	20,888	4.5%
Leisure , Amusement, Motion Pictures & Entertainment	9	20,872	4.5%
Personal & Non-Durable Consumer Products	8	18,931	4.1%
Beverage, Food & Tobacco	8	18,154	3.9%
Utilities	5	16,754	3.6%
Hotels, Motels, Inns and Gaming	5	16,580	3.6%
Containers, Packaging and Glass	6	14,076	3.0%
Printing & Publishing	4	11,741	2.5%
Finance	7	11,330	2.5%
Diversified/Conglomerate Mfg	4	8,918	1.9%
Automobile	6	8,897	1.9%
Banking	3	8,293	1.8%
Mining, Steel, Iron and Non-Precious Metals	3	6,316	1.4%
Machinery (Non-Agriculture, Non-Construction & Non-Electronic)	4	6,248	1.4%
Cargo Transport	2	5,929	1.3%
Broadcasting & Entertainmt.	3	5,365	1.2%
Farming & Agriculture	3	5,321	1.2%
Textiles & Leather	5	5,292	1.1%
Personal Transportation	2	4,981	1.1%
Buildings and Real Estate	2	4,939	1.1%
Grocery	3	4,925	1.1%
Insurance	2	4,431	0.9%
Diversified Natural Resources, Precious Metals and Minerals	1	2,233	0.5%
Ecological	2	1,989	0.4%
Oil & Gas	1	947	0.2%

Total	216	$461,738	100.0%

(Dollars in thousands)	As of September 30, 2011
Moody’s Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
Baa3	1	$4,988	1.1%
Ba1	10	30,532	6.6%
Ba2	18	37,329	8.1%
Ba3	30	68,192	14.8%
B1	70	140,028	30.3%
B2	69	130,806	28.3%
B3	14	30,889	6.7%
Caa2	2	12,970	2.8%
Caa3	1	2,441	0.5%
NR	1	3,563	0.8%

Total	216	$461,738	100.0%

Other Liquidity Considerations

As of September 30, 2011 the Company had two term loans with City National Bank (“CNB”) in the aggregate amount of $21.4 million under the Credit Agreement entered into on August 3, 2006 by and between the Company and the Lender, as amended by Amendment Number One to Credit Agreement, dated as of December 17, 2007, Amendment Number Two to Credit Agreement, dated as of March 27, 2008, Amendment Number Three to Credit Agreement (the “Third Amendment”), dated as of December 31, 2008, Amendment Number Four to Credit Agreement and Waiver, dated as of January 28, 2010, Amendment Number Five to Credit Agreement (the “Fifth Amendment”) on April 8, 2011, and Amendment Number Six (the “Sixth Amendment”), dated as of August 24, 2011 (collectively, the “Credit Agreement”).

On December 31, 2010, pursuant to the provisions of the Third Amendment, the outstanding revolving loan of $21.0 million was converted into a single term loan of $21.0 million which will fully matures on December 31, 2013. The outstanding balance on this term loan was $17.5 million as of September 30, 2011. The Company also had $3.9 million outstanding on its other term loan with CNB as of September 30, 2011. As of December 31, 2010, the revolving line of credit was no longer available for future use by the Company.

Both term loans bear interest at LIBOR plus 2.25%. On May 29, 2010 the Company entered into an interest rate cap with the lender to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the counterparty in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the line of credit and term loan to such rate. The cap had an initial notional principal amount of $27.1 million (as the remaining balance available under the revolving line of credit was drawn down on July 1, 2010), indexed to LIBOR and amortizes in accordance with the amortization of the revolving line of credit and term loan. The notional principal amount of the cap was $21.4 million at September 30, 2011, with a recorded fair value of $8,680. Changes in the fair value are recorded in other comprehensive income.

Under the Fifth Amendment, JMP Securities entered into a $20.0 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. Draws on the revolving line of credit bear interest at the rate of prime and are available through April 8, 2012 on which date, if there is an existing outstanding amount, it converts to a loan that matures on April 8, 2013.

Under the Sixth Amendment, JMP Group LLC, a wholly owned subsidiary of JMP Group Inc., entered into a new line of credit of up to $30.0 million to the extent the aggregate outstanding balance of all facilities does not exceed $55.0 million. The new line of credit will remain available through August 24, 2013. On such date, any outstanding amount converts into a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity on August 24, 2017. The Amendment also was amended to permit additional investments. The Company anticipates that the proceeds will be used to fund certain commitments to Harvest Capital Credit LLC, to repurchase Company stock and other permitted investments, and for other general working capital purposes. There was no borrowing on this line of credit as of September 30, 2011.

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

The Company currently intends to declare quarterly cash dividends on all outstanding shares of common stock. The Company currently does not plan to pay dividends on unvested shares of restricted stock. In March, May and August 2011, the Company’s board of directors declared a quarterly cash dividend of $0.02 per share, $0.025 per share and $0.03 per share of common stock, respectively, which the Company paid in April 2011 for the fourth quarter of 2010, June 2011 for the first quarter of 2011, and September 2011 for the second quarter of 2011.

During the three and nine months ended September 30, 2011, the Company repurchased 262,931 and 669,094 shares of the Company’s common stock at an average price of $6.53 per share and $7.53 per share for an aggregate purchase price of $1.7 million and $5.0 million, respectively. Of the total shares repurchased during the three and nine months ended September 30, 2011, zero and 406,163 shares were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company.

We had total restricted cash of $31.8 million comprised primarily of $19.5 million of restricted cash at JMP Credit on September 30, 2011. This balance comprised of $5.3 million in interest received from loans in the CLO and $14.2 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLO. The principal restricted cash will be used to buy additional loans.

Because of the nature of our investment banking and sales and trading businesses, liquidity is important to us. Accordingly, we regularly monitor our liquidity position, including our cash and net capital positions. We believe that our available liquidity and current level of equity capital, combined with the net proceeds to us from the IPO and funds anticipated to be provided by our operating activities, will be adequate to meet our liquidity and regulatory capital requirements for at least the next twelve months. If circumstances required it, we could improve our liquidity position by discontinuing repurchases of the Company’s common stock, halting cash dividends on our common stock and reducing cash bonus compensation paid.

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule. We use the basic method permitted by the Uniform Net Capital Rule to compute net capital, which generally requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of $33.6 million and $29.7 million, which were $32.6 million and $28.7 million in excess of the required net capital of $1.0 million and $1.0 million at September 30, 2011 and December 31, 2010, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.39 to 1 at both September 30, 2011 and December 31, 2010.

A condensed table of cash flows for the nine months ended September 30, 2011 and 2010 is presented below.

	Nine Months Ended September 30,		Change from 2010 to 2011
(Dollars in thousands)	2011	2010	$	%
Cash flows provided by (used in) operating activities	$8,228	$(25,518)	$33,746	132.2%
Cash flows used in investing activities	(7,932)	(359)	(7,573)	N/A
Cash flows (used in) provided by financing activities	(3,690)	7,813	(11,503)	-147.2%

Total cash flows	$(3,394)	$(18,064)	$14,670	81.2%

Cash Flows for the Nine months ended September 30, 2011

Cash decreased by $3.4 million during the nine months ended September 30, 2011, primarily as a result of cash used in investing activities, offset by cash provided by operating activities.

Our operating activities provided $8.2 million of cash from the net income of $3.0 million, adjusted for the cash provided by the change in operating assets and liabilities of $6.5 million and non-cash revenue and expense items used of $1.2 million. The cash provided by the change in operating assets and liabilities included a decrease in restricted cash of $11.0 million, offset by a decrease in accrued compensation and other liabilities of $5.1 million

Our investing activities used $7.9 million of cash primarily due to funding of loans collateralizing ABS of $221.0 million, purchases of other investments of $10.2 million, partially offset by cash provided by sales and payoff of loans collateralizing ABS of $193.4 million, and repayments on loans collateralizing ABS of $21.7 million.

Our financing activities used $3.7 million of cash primarily due to the repurchase of our common stock for treasury of $5.0 million, repayment of notes payable of $4.8 million, partially offset by contributions of noncontrolling interest holders of $9.3 million.

Cash Flows for the Nine months ended September 30, 2010

Cash decreased by $18.1 million during the nine months ended September 30, 2010, primarily as a result of cash used in operating activities.

Our operating activities used $25.5 million of cash from the net income of $7.6 million, adjusted for the cash used in the change in operating assets and liabilities of $16.0 million and non-cash revenue and expense items of $17.6 million. The non-cash revenue and expense items included gain on sale and payoff of loans of $26.2 million, net amortization expense of liquidity discount of $2.0 million and impairment loss on purchased management contract of $2.8 million.

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

Contractual Obligations

In the quarter ended September 30, 2011, we renewed leases in Atlanta, Boston and San Francisco. As of September 30, 2011, our aggregate minimum future commitment of these leases was $23.1 million. See Note 17 of the Notes to the consolidated financial statements for more information. With exception of our lease commitments, our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

In connection with Cratos CLO, the Company had unfunded commitments to lend of $0.1 million and standby letters of credit of $0.2 million as of September 30, 2011. These commitments do not extend to JMP Group Inc. See Note 22 of the Notes to the consolidated financial statements for more information on the financial instruments with off-balance sheet risk in connection with Cratos CLO.

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

We had no other material off-balance sheet arrangements as of September 30, 2011. However, as described below under “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $24.8 million as of September 30, 2011. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $11.0 million as of September 30, 2011.

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

Fair value of our financial instruments is generally obtained from quoted market prices, broker or dealer price quotations, or alternative pricing methodologies that we believe offer reasonable levels of price transparency. Valuations obtained from broker or dealer price quotations are considered reflective of executable prices. Data obtained from multiple sources are compared for consistency and reasonableness. To the extent that certain financial instruments trade infrequently or are non-marketable securities and, therefore, do not have readily determinable fair values, we estimate the fair value of these instruments using various pricing models and the information available to us that we deem most relevant. Among the factors considered by us in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, the Black-Scholes Options Valuation methodology and other factors generally pertinent to the valuation of financial instruments.

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

Purchased Management Contract

Purchased management contract relates to the CLO contract the Company purchased from Princeton Advisory Group, Inc. on September 8, 2010 and is included in other assets on the Consolidated Statements of Financial Condition. The purchased management contract is amortized over its estimated life. The Company tests the purchased management contract for impairment whenever events or changes in circumstances suggest that the asset’s carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value. (See Note 9 of the Notes to the consolidated financial statements for more information).

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

We are involved in a number of judicial, regulatory and arbitration matters arising in connection with our business. The outcome of matters we have been and currently are involved in cannot be determined at this time, and the results cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on our results of operations in any future period and a significant judgment could have a material adverse impact on our financial condition, results of operations and cash flows. We may in the future become involved in additional litigation in the ordinary course of our business, including litigation that could be material to our business. Management, after consultation with legal counsel, believes that the current list of known actions or threats against us will not result in any material adverse effect on our financial condition, results of operation or cash flows.

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

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2011 to July 31, 2011	0	$0	0	574,840
August 1, 2011 to August 31, 2011	26,873	$6.71	26,873	547,967
September 1, 2011 to September 30, 2011	236,058	$6.51	236,058	311,909

Total	262,931		262,931

(1)	A 1.5 million share repurchase program authorized in August and November 2007 was fully executed as of January 18, 2008. On March 10, 2008, March 3, 2009, May 4, 2010 and May 3, 2011, the Company’s board of directors authorized the repurchase of an additional 2.0 million shares during the subsequent eighteen months, the repurchase of an additional 0.5 million shares during the subsequent twelve months, the repurchase of an additional 1.0 million shares during the subsequent eighteen months, and the repurchase of an additional 0.5 million shares during the subsequent twelve months, respectively.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2011

JMP Group Inc.

By:	/s/ JOSEPH A. JOLSON
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ RAYMOND S. JACKSON
Name:	Raymond S. Jackson
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.20.3	Amendment Number Six to Credit Agreement, dated as of August 24, 2011 (incorporated by reference to Exhibit 10.20.3 to the Registrant’s current report on Form 8-K filed on August 25, 2011).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).