Form 10-K
period 2011-12-31
JMP Group Inc.
filed 2012-03-12
CIK 1383803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2011 as reported on The New York Stock Exchange was $110,507,487.

As of February 29, 2012 there were 22,060,241 shares of the registrant’s common stock outstanding.

Documents incorporated by reference:

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2012 annual meeting of stockholders to be held in June 2012 are incorporated by reference in this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, in this Form 10-K that are subject to risks and uncertainties. When we use the words “could,” “will likely result,” “if,” “in the event,” “may,” “might,” “should,” “shall,” “will,” “believe,” “expect,” “anticipate,” “plan,” “predict,” “potential,” “project,” “intend,” “estimate,” “goal,” “objective,” “continue,” or similar expressions, we intend to identify forward-looking statements. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. They also include statements concerning anticipated revenues, income or loss, capital expenditures, dividends, capital structure or other financial terms. The statements we make regarding the following subject matters are forward-looking by their nature:

•	the opportunity to grow our investment banking and sales and trading businesses because of the prevalent demand for our services in our four target industries;

•	the opportunity to increase our representation of corporate clients as buyers and to grow our mergers and acquisitions and strategic advisory businesses;

•	our belief that market conditions in the specialty financial services and real estate industries may work to our advantage if we are able to leverage our expertise to gain new business;

•

the performance of our investment banking and sales and trading businesses because of declining demand for our services or a decline in the market for securities of companies in our four target industries;

•	the possibility of generating stable or growing investment banking revenues due to our ability to engage in multiple types of transactions;

•	our ability to succeed as a strategic advisor due to our ability to structure and execute complex transactions;

•	the growth of our mergers and acquisitions and other strategic advisory business derived from our positions as a lead manager or senior co-manager of public and private securities offerings;

•	our plans to continue to provide our equity research and sales and trading products and services to smaller and middle-market companies to benefit institutional investors;

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

•	the impact of changes in interest rates on the value of interest-bearing assets in which we invest;

•	our plans for the use of the principal restricted cash at JMP Credit to buy additional loans or pay down collateralized loan obligation (“CLO”) notes;

•	that the past performance of our funds are not indicative of our future performance;

•	the emergence of investment opportunities that offer attractive risk-adjustment returns on our investable assets;

•

our ability to take advantage of market opportunities as they arise in 2012 based on the strength of our capital position and the low level of leverage that we have traditionally employed in our business model;

•	our ability to satisfy our funding needs with existing internal and external financial sources;

•	the ability of our funds to raise capital in the long and short term;

•	our ability to depend on follow-on offerings, PIPEs and registered direct offerings to generate corporate finance revenues;

•	our ability to realize revenues through gain on sale and payoff of loans and gain on repurchase of asset-backed securities;

•	our ability to avoid restrictions imposed by the Investment Company Act of 1940;

•	that we do not anticipate any tax adjustments that will result in a material adverse affect on the our financial condition;

•	the impact of bonus compensation payments to our employees on our cash position;

•	the potential for unfunded commitments to expire and their impact on future cash requirements;

•	the impact of additional rulemaking by the Securities and Exchange Commission (the “SEC”) with respect to soft dollar practices on our brokerage or asset management business;

•	our expectations regarding the likelihood of increased scrutiny of financial services firms from regulators;

•	the impact of recent pronouncements by the Financial Accounting Standards Board (the “FASB”) on our financial position or operations;

•	the impact of existing claims and currently known threats against us on our business or financial condition;

•	our intention to declare dividends, our ability to do so without borrowing funds and our expected dividend rate; and

•	that we believe that our available liquidity and current level of equity capital will be adequate to meet our liquidity and regulatory capital requirements for the next twelve months.

The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These forward-looking statements may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks provided under Item 1A— “Risk Factors” in this Form 10-K, including but not limited to the following factors:

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

•	the potential for volatility and weakness in the equity markets to adversely impact our sales and trading business, investment banking business, and ability to manage exposure to market risks;

•	the impact of worsening market conditions on our ability to serve as underwriter or placement agent;

•	the potential for uncertainty related to creditworthiness, volatility in the equity markets, and diminished access to financing to impact our merger, acquisition and advisory services;

•	our expectations regarding the effect of a market downturn on transaction volume, and therefore, our revenues;

•	the impact of securities related write-downs on our securities trading revenues;

•	the impact of the inability of companies to repay their borrowings on our principal investments;

•	our expectations regarding the impact of bankruptcies on our investment banking revenues;

•	the impact of a market downturn on management fees;

•	the potential for market declines to lead to an increase in litigation and arbitration claims;

•	our ability to pursue business opportunities in an environment of increased legislative or regulatory initiatives;

•	the potential effect of governmental fiscal and monetary policy to have a negative impact on our business;

•	the impact of any deterioration in the business environment of our target sectors on our revenues;

•	our expectation that the ability to recruit and retain professionals impacts our reputation, business, results of operations and financial condition;

•	the impact of larger firms on our ability to grow our business;

•	the impact of increased competition in the middle-market investment banking space on our market share and revenues;

•	the possibility of market and non-market factors to impact our stock price;

•	fluctuations in our stock price related to the performance of our investment banking division;

•	the impact of certain institutional, sales and trading client pricing arrangements on brokerage revenues;

•	the potential for larger and more frequent capital commitments in our trading and underwriting business to increase losses;

•	the potential for increased competition in the asset management sector to affect our ability to raise capital and generate positive economic results;

•	the impact of investment performance and redemptions on our asset management business;

•	the potential for fluctuations in the global credit markets to affect our CLO investments;

•	the impact of principal investment activities on our capital base;

•	exposure to volatile and illiquid securities and their impact on our business;

•	the ongoing fluctuations in the credit markets, including reduced access to capital and liquidity, and the costs of credit;

•	the impact of SEC, Financial Industry Regulatory Authority (“FINRA”), and various other self-regulatory organization requirements on our business;

•	the potential for risks related to infrastructure and operations to impact our business;

•	the potential for risks related to our investment in New York Mortgage Trust, Inc. to adversely impact our business;

•	the potential for increased scrutiny of financial services firms to adversely impact our business;

•	the business risks posed by, potential conflicts of interest, employee misconduct, and business partner misconduct;

•	the challenges posed when valuing non-marketable investments; and

•	the risk that sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price of our common stock.

The foregoing list of risks is not exhaustive. Other sections of this Form 10-K may include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risks, nor can we assess the impact of all factors or the effect which any factor, or combination of factors, may have on our business. Actual results may differ materially from those contained in any forward-looking statements.

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

Overview

JMP Group, Inc., together with its subsidiaries (collectively, “the Company”, “we” or “us”), is a full-service investment banking and asset management firm. We provide investment banking, sales and trading, and equity research services to corporate and institutional clients, and alternative asset management products and services to institutional investors and high net-worth individuals. In addition, we manage and invest in corporate credit instruments through collateralized loan obligations and direct investments.

We focus our efforts on small and middle-market companies in the following four growth industries: financial services, healthcare, real estate, and technology. Our specialization in these areas has enabled us to develop recognized expertise and to cultivate extensive industry relationships. As a result, we have established our firm as a key advisor for our corporate clients, a trusted resource for institutional investors, and an effective investment manager for our asset management clients. We currently operate from our headquarters in San Francisco and from additional offices in New York, Boston, Chicago, Minneapolis and Alpharetta, GA.

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

The selection of our four target industries, the development of multiple products and services and the establishment of our four revenue-producing business lines—investment banking, sales and trading, equity research and asset management—has created a diversified business model, especially when compared to that of our more specialized competitors. We have been able to balance somewhat volatile revenue streams from our investment banking activities and incentive-based asset management fees with more stable revenue streams from our sales and trading commissions and base asset management fees. In addition, our target industries have historically performed, in certain respects, counter-cyclically to one another, allowing us to win business and generate revenues in various economic and capital markets conditions. In 2009, as part of our ongoing efforts to diversify our asset management business, we acquired a corporate credit business that operates as a manager of collateralized loan obligations. In 2011, we launched a specialty finance company that provides customized financing to small and midsized businesses.

Principal Business Lines

The Company conducts its primary business activities through three wholly-owned or majority-owned subsidiaries: JMP Securities LLC (“JMP Securities”), our broker-dealer operation; Harvest Capital Strategies LLC (“HCS”), our asset management arm, which is an investment adviser registered with the SEC; and JMP Credit Advisors LLC (“JMP Credit Advisors”), our corporate credit operation.

JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is a member of the FINRA. JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to, customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. JMP Securities provides equity research, sales and trading to institutional brokerage clients and capital raising and strategic advisory services to corporate clients. As of December 31, 2011, JMP Securities had 174 full-time employees, including 38 in equity research, 50 in sales and trading, 53 in investment banking and 33 in operations and administration.

HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors through investment partnerships and other entities managed by HCS. HCS launched Harvest Capital Credit LLC (“HCC”) on August 18, 2011 to make direct investments in the form of subordinated debt and, to a lesser extent, senior debt and minority equity investments, in small to mid-size U.S. companies. During the fiscal year ended December 31, 2011, HCS actively managed a family of five hedge funds, one hedge fund of funds, one private equity fund, one externally advised real estate investment trust (“REIT”), and HCC. The advisory agreement with the externally advised REIT was terminated on December 31, 2011. As of December 31, 2011, HCS had 29 full-time employees.

Effective April 7, 2009, through our wholly-owned subsidiary JMP Credit Corporation (“JMP Credit”), we completed the acquisition of 100% of the membership interests of Cratos Capital Partners, LLC (which changed its name to JMP Credit Advisors LLC on July 12, 2010) and its subsidiaries, including Cratos Capital Management, LLC (collectively, “Cratos”), a manager of CLOs, together with certain securities of Cratos CLO I, Ltd. (“Cratos CLO”). During the fiscal year ended December 31, 2011, JMP Credit Advisors actively managed Cratos CLO and another CLO that resulted from the acquisition of a management contract in June 2010. The non Cratos CLO began liquidation proceedings in December 2011. As of December 31, 2011, JMP Credit Advisors had 14 full-time employees.

Investment Banking

Our investment banking professionals provide capital raising, mergers and acquisitions transaction and other strategic advisory services to corporate clients. Dedicated industry coverage groups serve each of our four target industries, enabling our investment bankers to develop expertise in specific markets and to form close relationships with corporate executives, private equity investors, venture capitalists and other key industry participants. We offer our clients a high level of attention from senior personnel and have designed our organizational structure so that the investment bankers who are responsible for securing and maintaining client relationships also actively participate in providing all related transaction execution services to those clients.

By focusing consistently on our target industries—financial services, healthcare, real estate, and technology—we have developed a comprehensive understanding of the unique challenges and demands involved in executing corporate finance and strategic advisory assignments in these sectors. A significant portion of our corporate finance revenues is earned from small and mid-capitalization public companies, and the balance is earned from private companies. Some of our clients retain us for our advisory and capital raising capabilities during an accelerated growth phase as a private company and then continue to work with us through an initial public offering or company sale process. We maintain exceptional client focus both during and following a transaction, leading to a true advisory relationship and a pattern of assisting companies with multiple transactions.

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

We have established a broad institutional client base rooted in longstanding relationships, which have been developed through a consistent focus on the investment and trading objectives of our clients. Our sales and trading professionals work closely with our equity research staff to provide insight and differentiated investment advice to approximately 500 institutional clients nationwide.

We believe that our sales and trading clients turn to us for timely, informed investment advice. Our equity research features proprietary themes and actionable ideas about industries and companies that are not widely evaluated by many other research providers. Many peer firms focused on small capitalization stock have shut down or have been bought out in the last year. Additionally, with the failure or consolidation of several very large investment banking firms, the amount of market-making activity, liquidity and research coverage provided by broker-dealers for smaller stocks has significantly decreased. However, we continue to commit sales and trading resources to smaller-capitalization companies with the belief that institutional investors require and value such specialized knowledge and service.

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

Our equity research focuses on our four target industries—financial services, healthcare, real estate and technology—and on the following sectors underlying each industry:

Financial Services

•      Commercial Banks

•      Consumer Finance

•      Financial Processing and Outsourcing

•      Investment Banks & Brokers

•      Market Structure

•      Mortgage Finance

•      Specialty Finance

•      Specialty Insurance

	Healthcare • Biotechnology • Healthcare Facilities • Healthcare IT • Healthcare Services • Medical Devices	Real Estate • Housing • Housing Supply Chain • Land Development • Lodging • Property Services • Real Estate Technology • REITs
Technology • Clean Technology • Communications Equipment • Industrial Technology • Internet Security • Semiconductors • Software

As of December 31, 2011, our research department included 24 publishing research analysts providing investment recommendations on 342 public companies. Approximately 44% of the stocks under coverage had market capitalizations of less than $1.0 billion and were divided among our target sectors as follows:

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

Asset Management

Through HCS, we actively managed a family of five hedge funds, one hedge fund of funds, one private equity fund, one externally advised REIT, and one entity formed to provide small business loans in 2011. As of December 31, 2011, we had a total of $584.7 million in client assets under management (including assets of employees and portfolio managers) and had an additional $30.5 million of our own capital invested in these vehicles. In addition, as of December 31, 2011 we had invested $2.6 million in funds managed by third parties.

On January 18, 2008, we and certain affiliated entities completed the acquisition of 1.0 million shares of Series A Cumulative Redeemable Convertible preferred stock of New York Mortgage Trust, Inc. (“NYMT”), a publicly traded REIT engaged in the investment management of mortgage-backed securities and high credit quality residential adjustable rate mortgage loans, at a price per share of $20.00, for a total of $20.0 million. The investment comprised of $5.0 million from JMP Group Inc., $5.0 million from certain funds managed by HCS, and $10.0 million from JMP Realty Trust (“JMPRT”), which was an affiliated REIT managed by HCS. Concurrent with the acquisition of the preferred shares, we entered into an advisory agreement between HCS and

NYMT to manage certain non-agency assets. JMPRT’s investment in NYMT was transferred to Harvest Mortgage Opportunity Partners (“HMOP”) on January 2, 2009. In addition, JMP Group, Inc. invested $4.5 million in the common stock of NYMT on February 14, 2008 via a private investment in public equity (“PIPE”) transaction. The Series A Preferred Stock was convertible into shares of NYMT’s common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 1/2) shares of common stock for each share of Series A Cumulative Redeemable Convertible preferred stock. On December 31, 2010, all of the 1.0 million shares of Series A Cumulative Redeemable Convertible preferred stock of NYMT owned by JMP Group Inc. and certain of its affiliates matured and were redeemed at a price per share of $20.00 for a total of $20.0 million. The advisory agreement was terminated effective July 26, 2010 upon execution of an amended and restated advisory agreement between HCS and NYMT. Under the amended advisory agreement, HCS managed certain assets of NYMT, which were subject to the base advisory fee and incentive fee calculations, and received an annual consulting fee equal to $1.0 million. Under the amended advisory agreement, in order to maintain certain rights under the agreement, we were required to have a minimum $10.0 million of investment commitment in NYMT’s common stock, subject to certain adjustments for variations in NYMT’s stock price subsequent to the effective date of the agreement. This advisory agreement was terminated December 31, 2011, pending certain contingent advisory obligations. At December 31, 2011, we had an investment in NYMT’s common stock of $10.3 million which represented 10.3% of NYMT’s outstanding shares of common stock. Because of its current ownership and management position, the Company does not consolidate NYMT into its consolidated financial statements.

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

Corporate Credit

JMP Credit Advisors serves as the investment manager to Cratos CLO which had a diversified portfolio of 213 corporate loans with an aggregate par amount of $441.6 million and restricted cash available to lend of $32.3 million as of December 31, 2011. For the year ended December 31, 2011, JMP Credit Advisors earned management fees of $2.4 million or 50 bps annualized on gross assets under management from Cratos CLO. As we consolidate Cratos CLO, in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), the management fees earned from it are eliminated on consolidation. In addition, during 2010, JMP Credit Advisors purchased a management contract for another CLO which had a diversified portfolio of 72 corporate loans with an aggregate par amount of $87.2 million and restricted cash available to lend of $17.3 million as of December 31, 2011. For the year ended December 31, 2011, JMP Credit Advisors earned management fees of $1.2 million or 40 bps annualized on gross assets under management from the purchased CLO management contract. By a supplemental indenture dated December 6, 2011, the equity noteholders to this CLO were allowed to direct a liquidation of the collateral and redemption of the notes at any time. The CLO began liquidation proceedings in December 2011.

HCC was launched on August 18, 2011 to make direct investments in the form of subordinated debt and, to a lesser extent, senior debt and minority equity investments, primarily in privately-held small to mid-size U.S. companies. As of December 31, 2011, the HCC portfolio consisted of three loans with an aggregate par amount of $8.0 million. HCS acts as its investment advisor, earning a base management fee equal to 2% annually of the gross assets acquired with equity. HCS does not charge a base management fee on assets funded through the Company’s line of credit. JMP Credit Advisors provides HCC with its administrative services, and is reimbursed its expenses, including the allocable percentage of the compensation costs for the employees performing services under the agreement. Because we consolidate HCC in accordance with GAAP, these fees are eliminated on a consolidated basis.

Industry Concentration in Financial Services and Real Estate Sectors

Although we have taken significant steps to diversify and broaden our industry focus, two of the Company’s core franchises remain centered on the specialty finance and real estate industries. These two industries have suffered considerably since the second half of 2007 as turmoil in the U.S. and global economy negatively impacted the financial services and real estate sectors, in particular. Nevertheless, we believe that we have been negotiating this difficult period effectively and believe that market conditions in these sectors may work to our advantage if we are able to leverage our expertise to gain new business in the future.

In 2011, 48% of investment banking revenues were derived from the financial services and real estate sectors. Our additional focus on healthcare and technology sectors has counterbalanced our efforts in our original industry groups. In addition to broadening our industry concentration, we have worked in recent years to expand our investment banking product offerings so that we are not solely dependent on the public capital markets for our business opportunities. In 2011, we derived 42% of investment banking revenues from sources other than the public capital markets, including M&A and strategic advisory fees and private capital raising fees.

Competition

All areas of our business are subject to a high level of competition. The principal competitive factors influencing our business include the ability of our professionals, our industry expertise, client relationships, business reputation, market focus and product capabilities, and quality and price of our products and services.

Since the mid-1990s, there has been substantial consolidation among U.S. and global financial institutions. In particular, a number of large commercial banks, insurance companies and other diversified financial services firms have merged with other financial institutions or have established or acquired broker-dealers. During 2008, the failure or near-collapse of a number of very large financial institutions led to the acquisition of several of the most sizeable U.S. investment banking firms, consolidating the financial industry to an even greater extent. Currently, our competitors are other investment banks, bank holding companies, brokerage firms, merchant banks and financial advisory firms. Our focus on our four target industries also subjects us to direct competition from a number of specialty securities firms and smaller investment banking boutiques that specialize in providing services to these industries.

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

Net interest income from our corporate credit business depends, in large part, on our ability to acquire loans with yields that exceed our borrowing costs. A number of entities compete with us to make the types of investments which we make. We compete with other CLO managers, business development companies, public and private funds, commercial and investment banks and commercial finance companies. Some competing entities may have investment objectives that overlap with ours, which may create competition for investment opportunities. Some competitors may have a lower cost of funds than us and access to financing sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.

Employees

As of December 31, 2011, we had 217 employees, including 81 managing directors. We believe that our managing directors and other professionals have been attracted to our firm because of our entrepreneurial culture, our focused industry coverage and our dedication to providing growth companies and growth investors with exceptional client service, objective advice and innovative solutions. None of our employees are subject to any collective bargaining agreements, and we believe our relationship with our employees to be satisfactory.

Risk Management and Compliance

As an investment bank, risk is an inherent part of our business. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. The principal risks we face are market, liquidity, credit, legal, reputational and operational risks. We believe that we apply quantitative analysis and sound practical judgment before engaging in transactions to ensure that appropriate risk mitigants are in place. We accomplish this objective by carefully considering the amount of capital allocated to each of our businesses, establishing trading limits, setting credit limits for individual counterparties and, to the extent that we make principal investments, committing capital to transactions where we believe we have the advantage of industry or company-specific expertise. As part of our corporate credit and principal investment activities, we conduct due diligence before making any significant capital commitment in order to assess the risk inherent in a transaction and all significant investments must be approved by our investment committee and/or board of directors. All of our participations in underwritten offerings are evaluated and approved by a committee of key capital markets, investment banking, compliance and legal professionals. Our focus is balancing risk and return. We seek to achieve adequate returns from each of our businesses commensurate with the risks they assume. Nonetheless, the effectiveness of our approach to managing risks can never be completely assured. For example, unexpected large or rapid movements or disruptions in one or more markets or other unforeseen developments could have an adverse effect on our results of operations and financial condition. The consequences of these developments can include losses due to adverse changes in our principal investments and marketable security values, decreases in the liquidity of trading positions, increases in our credit exposure to customers and counterparties, and increases in general systemic risk.

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

Accounting, Administration and Operations

Our accounting, administration and operations personnel are responsible for financial controls, internal and external financial reporting, compliance with regulatory and legal requirements, office and personnel services, management information and telecommunications systems and the processing of our securities transactions. We use a third-party service provider for payroll processing and servicing of asset-backed securities issued, and our clearing operations are currently performed by J.P. Morgan Clearing Corp., changed from Penson Worldwide, Inc. effective February 23, 2011. All of our data processing functions are performed by our management information systems personnel. We believe that our continued future growth will require implementation of new and enhanced communications and information systems and training of our personnel or the hiring of an outsourced provider to operate such systems. Any difficulty or significant delay in the implementation or operation of new systems or the training of personnel could harm our ability to manage growth.

Available Information

JMP Group Inc. is required to file current, annual and quarterly reports, proxy statements and other information required by the Exchange Act, with the SEC. You may read and copy any document JMP Group Inc. files with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at http://www.sec.gov, from which interested persons can electronically access JMP Group Inc.’s SEC filings.

JMP Group Inc. provides its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large stockholders, and any amendments to those documents filed or furnished pursuant to the Exchange Act free of charge on the Investor Relations of its website located at http://www.jmpg.com. These filings will become available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

All of our businesses have been in the past and may in the future be materially affected by conditions in the financial market and general economic conditions, such as the level and volatility of interest rates, investor sentiment, the availability and the cost of credit, the U.S. mortgage market, the U.S. real estate market, volatile energy prices, consumer confidence, unemployment, and geopolitical issues. Financial markets have experienced extreme volatility and disruption since mid-2007. In particular, during the fourth quarter of 2008, market volatility and disruption reached unprecedented levels. While financial markets have become more stable and have generally improved since 2009, there remains a significant amount of uncertainty about a global economic recovery. In particular, recent events relating to European debt markets, combined with uncertainty about the global economic outlook, have led to volatility and challenging economic conditions.

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

•	Market volatility could lead to a decline in the volume of transactions that we execute for our customers and, therefore, to a decline in the revenue we receive from commissions and spreads.

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

•	Market volatility could result in lower prices for securities, which may result in reduced management fees calculated as a percentage of assets under management.

•	Market declines could increase claims and litigation, including arbitration claims from customers.

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

We focus principally on four target industries: financial services, healthcare, real estate, and technology. Volatility in the business environment in these industries or in the market for securities of companies within these industries could adversely affect our financial results and the market value of our common stock. The business environment for companies in some of these industries has been subject to high levels of volatility in recent years, and our financial results have consequently been subject to significant variations from year to year. Over the last seven years, the mix of our investment banking revenues has shifted from over 70% combined in financial services and real estate (slightly weighted in favor of the real estate sector) to 48% of total investment banking revenues in financial services and real estate in 2011. The healthcare sector has risen to 29% of total investment banking revenues in 2011 with the remaining 23% derived from the technology sector. The market for securities in each of our target industries may also be subject to industry-specific risks. For example, we have research, investment banking and principal investments focused in the areas of financial services, real estate and mortgage-related securities. These sectors have been impacted negatively by disruption in the financial markets and downturn in the general economy and the real estate market. Since 2008, a number of banks and securities firms in the United States and elsewhere have failed or have been acquired by other financial institutions, often in distressed sales. In addition, declines in the housing market, with falling home prices and increasing foreclosures, have adversely affected the credit performance of mortgage loans and have resulted in material write downs of asset values by financial institutions.

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

We are a relatively small investment bank with 174 employees as of December 31, 2011. Many of our competitors have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more senior professionals to serve their clients’ needs, greater global reach and more established relationships with clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the investment banking industry, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share generally. These firms have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide commercial financing has become an important advantage for some of our larger competitors and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the investment banking industry. In addition, if the number of capital markets and financial advisory transactions continues to decline in response to current economic conditions, larger investment banking firms may seek to enter into engagements with smaller companies and for smaller transactions that traditionally would have been considered too small for these firms.

If we are unable to compete effectively with our competitors, our business, results of operations and financial condition will be adversely affected.

We face strong competition from middle-market investment banks.

We compete with specialized investment banks to provide financial and investment banking services to small and middle-market companies. Middle-market investment banks provide access to capital and strategic advice to small and middle-market companies in our target industries. We compete with those investment banks on the basis of a number of factors, including client relationships, reputation, the abilities of our professionals, market focus and the relative quality of our products and services. Competition in the middle-market may further intensify if larger Wall Street investment banks expand their focus to this sector of the market. Increased competition could reduce our market share from investment banking services and our ability to generate fees at historical levels.

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

We have experienced, and expect to experience in the future, significant variations from period to period in our revenues and results of operations from investment banking activities. Future variations in investment banking revenues may be attributable in part to the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the business of a client or a counterparty. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the contemplated transaction. In addition, we pay significant expenses related to a contemplated transaction regardless of whether or not the contemplated transaction generates revenues. This risk may be intensified by our focus on growth companies in the financial services, healthcare, real estate and technology industries, as the market for securities of these companies has experienced significant variations in the number and size of equity offerings. In addition, our investment banking revenues are highly dependent on the level of mergers and acquisition and capital raising activity in the U.S. which fluctuates substantially from period to period. According to data from Dealogic, a provider of global investment banking analysis and systems, the number of mergers and acquisition transactions in the U.S. varied from approximately 5,000 in 2009 ($373.0 billion in deal value) to approximately 5,600 in 2010 ($427.3 billion in deal value) and approximately 6,150 in 2011 ($486.8 billion in deal value). The number of capital raising transactions varied from 702 in 2009 (raising $201.2 billion) to 772 in 2010 (raising $166.1 billion) and 654 in 2011 (raising $164.5 billion). Our investment banking revenues would be adversely affected in the event that the number and size of mergers and acquisitions and capital raising transactions decline. As a result, we may not achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect our stock price.

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

We derive a significant portion of our revenues from our sales and trading business, which accounted for 23%, 20% and 23% of our net revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Along with other investment banking firms, we have experienced intense price competition and trading volume reduction in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the downward pressure on trading commissions and spreads. We expect these trends toward alternative trading systems and downward pricing pressure in the business to continue. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price or by using their own capital to facilitate client trading activities. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to clients in order to win their trading business. As we are committed to maintaining and improving our comprehensive research coverage in our target sectors to support our sales and trading business, we may be required to make substantial investments in our research capabilities to remain competitive. If we are unable to compete effectively in these areas, the revenues of our sales and trading business may decline, and our business, results of operations and financial condition may be harmed.

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

We use a portion of our own capital in a variety of principal investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. At December 31, 2011, our gross principal investments included $51.7 million invested in other investments, of which $24.3 million was related to our family of funds, $0.4 million to equity securities of a private company and $2.6 million to funds managed by third-parties. We also had $24.3 million invested in marketable securities in long positions, which includes our investments in NYMT common stock of $10.3 million and $10.9 million invested through short positions on marketable securities. In addition, we have investments in private companies through loans and lines of credit, which as of December 31, 2011, are carried at zero net of reserves for credit losses. The companies in which we invest may rely on new or developing technologies or novel business models, or concentrate on markets which are or may be disproportionately impacted by pressures in the financial services and/or mortgage and real estate sectors, have not yet developed and which may never develop sufficiently to support successful operations, or their existing business operations may deteriorate or may not expand or perform as projected. As a result, we have suffered losses in the past and we may suffer losses from our principal investment activities in the future.

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

We may use our capital, including on a leveraged basis in principal investments in both private company and public company securities that may be illiquid and volatile. The equity securities of a privately-held entity in which we make a principal investment are likely to be restricted as to resale and may otherwise be highly illiquid. In the case of fund or similar investments, our investments may be permanently illiquid. We expect that there will be restrictions on our ability to resell the securities of any such company that we acquire for a period of at least six months after we acquire those securities. Thereafter, a public market sale may be subject to volume limitations or dependent upon securing a registration statement for an initial and potentially secondary public offering of the securities. We may make principal investments that are significant relative to the overall capitalization of the investee company and resales of significant amounts of these securities might be subject to significant limitations and adversely affect the market and the sales price for the securities in which we invest. In addition, our principal investments may involve entities or businesses with capital structures that have significant leverage. The large amount of borrowing in the leveraged capital structure increases the risk of losses due to factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investment or its industry. In the event of defaults under borrowings, the assets being financed would be at risk of foreclosure, and we could lose our entire investment.

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

Widening credit spreads, as well as significant declines in the availability of credit, could adversely affect our ability to borrow on an unsecured basis. Disruptions in the credit markets could make it more difficult and more expensive to obtain funding for our businesses. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which could reduce our profitability, particularly in our businesses that involve investing and taking principal positions.

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

JMP Securities LLC, our broker-dealer subsidiary, is subject to the net capital requirements of the SEC, the FINRA, and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Failure to maintain the required net capital may subject a firm to limitation of its activities, including suspension or revocation of its registration by the SEC and suspension or expulsion by the FINRA and other regulatory bodies, and ultimately may require its liquidation. Failure to comply with the net capital rules could have material and adverse consequences, such as:

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

Although we have paid a quarterly dividend on our common stock since our initial public offering, there can be no assurance that in the future sufficient cash will be available to pay such dividends, and our board of directors may at any time modify or revoke our current dividend policy. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. We do not intend to borrow funds in order to pay dividends. In addition, JMP Group Inc., the entity from which we make our dividend payments, is a holding company that does not conduct any business operations of its own, and therefore, it is dependent upon cash dividends and other transfers from our subsidiaries to make dividend payments on its common stock. The amounts available to us to pay cash dividends are restricted by existing and future debt agreements. In general, under the credit agreement governing our revolving lines of credit and term loans with City National Bank, JMP Group LLC is restricted under certain circumstances from paying dividends or making other distributions to us if an event of default has occurred under that agreement. SEC regulations also provide that JMP Securities may not pay cash dividends to us if certain minimum net capital requirements are not met. In addition, Delaware law permits the declaration of dividends only to the extent of our surplus (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal years. In the event we do not pay cash dividends on our common stock as a result of these restrictions, you may not receive any return on an investment in our common stock unless you sell your common stock for a price greater than the price for which you paid.

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

Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across diverse markets, and the transactions we process have become increasingly complex. The inability of our systems to accommodate an increasing volume of transactions could constrain our ability to expand our businesses. If any of these systems do not operate properly or are disabled, or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer impairments, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage.

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

On April 21, 2011, we entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Keefe, Bruyette & Woods, Inc. and Sandler O’Neill & Partners, L.P. (collectively, the “Placement Agents”). Pursuant to the Distribution Agreement, the Company may offer and sell up to 3,000,000 shares of its common stock, $0.001 par value per share, from time to time through the Placement Agents, as the Company’s agents for the offer and sale of the securities, or to the Placement Agents for resale. The sales, if any, of the securities under the Distribution Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including sales made directly on the NYSE, on any other existing trading market for the Securities or to or through a market maker. Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Risks Related to Our Industry

Financial services firms have been subject to increased scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.

Firms in the financial services industry have been operating in a difficult regulatory environment which we expect will become even more stringent in light of recent well-publicized failures of regulators to detect and prevent fraud. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, the NYSE, the FINRA and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including, but not limited to, the authority to fine us and to grant, cancel, restrict or otherwise impose conditions on the right to carry on particular businesses. For example, a failure to comply with the obligations imposed by the Exchange Act, as amended, on broker-dealers and the Investment Advisers Act on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act of 1940, could result in investigations, sanctions and reputational damage. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or the FINRA or other self-regulatory organizations that supervise the financial markets. Substantial legal liability or significant regulatory action against us could have adverse financial effects on us or cause reputational harm to us, which could harm our business prospects.

In addition, financial services firms are subject to numerous conflicts of interests or perceived conflicts. The SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts and regularly review and update our policies, controls and procedures. However, appropriately addressing conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to appropriately address conflicts of interest. Our policies and procedures to address or limit actual or perceived conflicts may also result in increased costs and additional operational personnel. Failure to adhere to these policies and procedures may result in regulatory sanctions or litigation against us. For example, the research operations of investment banks have been and remain the subject of heightened regulatory scrutiny which has led to increased restrictions on the interaction between equity research analysts and investment banking professionals at securities firms. Several securities firms in the U.S. reached a global settlement in 2003 and 2004 with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into the alleged conflicts of interest of research analysts, which resulted in rules that have imposed additional costs and limitations on the conduct of our business.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) institutes a wide range of reforms that will impact financial services firms and requires significant rule-making. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. For example, in January 2011 the SEC released its mandated study on the effectiveness of current legal and regulatory standards for broker-dealers and investment advisers, which may result in the imposition of fiduciary duties on broker-dealers. The legislation and regulation of financial institutions, both domestically and internationally, include calls to increase capital and liquidity requirements; limit the size and types of the activities permitted; and increase taxes on some institutions. The FINRA’s oversight over broker-dealers and investment advisors may be expanded, and new regulations on having investment banking and securities analyst functions in the same firm may be created. Many of the provisions of the Dodd-Frank Act are subject to further rule making procedures and studies and will take effect over several years. As a result, we cannot assess the impact of these new legislative and regulatory changes on our business at the present time. However, these legislative and regulatory changes could affect our revenue, limit our ability to pursue business opportunities, impact the value of assets that we hold, require us to change certain of our business practices, impose additional costs on us, or otherwise adversely affect our businesses. If we do not comply with current or future legislation and regulations that apply to our operations, we may be subject to fines, penalties or material restrictions on our businesses in the jurisdiction where the violation occurred. Accordingly, such new legislation or regulation could have an adverse effect on our business, results of operations, cash flows or financial condition.

Governmental fiscal and monetary policy could adversely affect our small business lending activities, financial position and profitability.

Our small business lending sector is affected by the fiscal and monetary policies of the federal government and its agencies. The Federal Reserve Board regulates the supply of money and credit in the U.S. Among the instruments of monetary policy available to the FRB are (a) conducting open market operations, (b) changing the discount rates of borrowings of depository institutions, and (c) changing reserve requirements against depository institutions’ deposits. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. Its policies determine in large part our cost of funds for lending, investing and capital raising activities and the return we earn on those loans and investments, both of which affect our net interest margin.

Our exposure to legal liability is significant, and damages and other costs that we may be required to pay in connection with litigation and regulatory inquiries, and the reputational harm that could result from legal action against us, could adversely affect our businesses.

Many aspects of our business subject us to substantial risks of potential liability to customers and to regulatory enforcement proceedings by state and federal regulators. We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. Dissatisfied clients regularly make claims against securities firms and their brokers and investment advisers for, among others, negligence, fraud, unauthorized trading, suitability, churning, failure to supervise, breach of fiduciary duty, employee errors, intentional misconduct, unauthorized transactions, improper recruiting activity, and failures in the processing of securities transactions. These types of claims expose us to the risk of significant loss. Acts of fraud are difficult to detect and deter, and we cannot assure investors that our risk management procedures and controls will prevent losses from fraudulent activity. Additional risks include potential liability under securities or other laws for materially false or misleading statements made in connection with securities offerings and other transactions, employment claims, potential liability for “fairness opinions” and other advice we provide to participants in strategic transactions and disputes over the terms and conditions of complex trading arrangements. Generally, pursuant to applicable agreements, investors in our funds do not have legal recourse against us or HCS for underperformance or errors of judgment in connection with the funds, nor will any act or omission be a breach of duty to the fund or limited partner unless it constituted gross negligence or willful violation of law. At any point in time, the aggregate amount of existing claims against us could be material. While we do not expect the outcome of any existing claims against us to have a material adverse impact on our business, financial condition, or results of operations, we cannot assure you that these types of proceedings will not materially and adversely affect us. We do not carry insurance that would cover payments regarding these liabilities, with the exception of fidelity coverage with respect to certain fraudulent acts of our employees. In addition, our by-laws provide for the indemnification of our officers, directors, and employees to the maximum extent permitted under Delaware law. In the future, we may be the subject of indemnification assertions under these documents by our officers, directors or employees who have or may become defendants in litigation. These claims for indemnification may subject us to substantial risks of potential liability.

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

We are not an investment company under the Investment Company Act of 1940. However, if we were to cease operating and controlling the business and affairs of JMP Securities and HCS or if either of these subsidiaries were deemed to be an investment company, our interest in those entities could be deemed an investment security for purposes of the Investment Company Act of 1940. We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the Investment Company Act of 1940, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would harm our business and the price of our common stock.

Our historical financial information may not permit you to predict our costs of operations.

Some of the historical consolidated financial information in this Form 10-K do not reflect the added costs that we expect to incur as a public company or the resulting changes that have occurred in our capital structure and operations. Because we historically operated through partnerships and limited liability companies prior to our transition to a corporation in connection with our initial public offering, we paid little or no taxes on profits and experienced lower expenses related to regulatory and reporting requirements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We occupy four principal offices, with our headquarters located in San Francisco, other offices in New York, Boston and Chicago, and additional space in Minneapolis and in the state of Georgia, all of which are leased. Our San Francisco headquarters is located at 600 Montgomery Street and comprises approximately 37,810 square feet of leased space, pursuant to lease agreements expiring in 2019 and 12,270 square feet of leased space, pursuant to lease agreements expiring in 2013. In New York, we lease approximately 20,570 square feet at 450 Park Avenue pursuant to a lease agreement expiring in 2018. Our Boston office is located at 265 Franklin Street and consists of approximately 2,490 square feet of leased space pursuant to a lease agreement expiring in 2016. In Chicago, we lease approximately 4,500 square feet at 190 South LaSalle Street pursuant to a lease agreement expiring 2015. In Minneapolis, we lease approximately 200 square feet at 80 South 8th Street pursuant to a sublease agreement expiring 2014. In the state of Georgia, we lease approximately 150 square feet in Atlanta at 3340 Peachtree Road NE pursuant to a sublease agreement expiring in 2012 and lease approximately 21,920 square feet in Alpharetta at 3440 Preston Ridge Road pursuant to a lease agreement expiring in 2012. We sublease 15,130 square feet of the total space in Alpharetta and 4,700 square feet in San Francisco to third parties.

Item 3.	Legal Proceedings

We are involved in a number of judicial, regulatory and arbitration matters arising in connection with our business. The outcome of matters we have been and currently are involved in cannot be determined at this time, and the results cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on our results of operations in any future period and a significant judgment could have a material adverse impact on our financial condition, results of operations and cash flows. We may in the future become involved in additional litigation in the ordinary course of our business, including litigation that could be material to our business. Management, after consultation with legal counsel, believes that the currently known actions or threats against us will not result in any material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividend Policy

Our common stock is traded on the NYSE under the symbol “JMP.” The following table sets forth, for the years ended December 31, 2011 and 2010, the high and low sales prices per share of our common stock, as quoted on the NYSE.

	Sales Price
	High	Low
Year Ended December 31, 2011
First quarter	$8.66	$7.35
Second quarter	8.55	5.80
Third quarter	7.42	5.78
Fourth quarter	7.49	5.36

	Sales Price
	High	Low
Year Ended December 31, 2010
First quarter	$9.81	$7.62
Second quarter	8.46	6.19
Third quarter	7.43	5.73
Fourth quarter	7.98	6.07

As of December 31, 2011, there were approximately 150 holders of record of our common stock.

The Company currently intends to pay quarterly cash dividends on all outstanding shares of common stock. We do not plan to pay dividends on unvested shares of restricted stock.

The Company’s board of directors declared the following dividends in the years ended December 31, 2011 and 2010:

Year Ended December 31, 2011

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 11, 2011	$0.020	March 18, 2011	$441,679	April 1, 2011
May 3, 2011	$0.025	May 20, 2011	$559,691	June 3, 2011
August 2, 2011	$0.030	August 19, 2011	$672,289	September 2, 2011
November 1, 2011	$0.030	November 18, 2011	$658,492	December 2, 2011

Year Ended December 31, 2010
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 2, 2010	$0.010	March 19, 2010	$216,765	April 2, 2010
May 4, 2010	$0.015	May 21, 2010	$329,862	June 4, 2010
August 3, 2010	$0.015	August 20, 2010	$325,974	September 3, 2010
November 2, 2010	$0.015	November 19, 2010	$326,008	December 3, 2010

Issuer Purchases of Equity Securities

The following table summarizes the stock repurchases for the fourth quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2011 to October 31, 2011	122,369	$6.22	122,369	189,540
November 1, 2011 to November 31, 2011	84,030	$6.71	84,030	1,105,510
December 1, 2011 to December 31, 2011	31,772	$6.64	31,772	1,073,738

Total	238,171		238,171

(1)	A 1.5 million share repurchase program authorized in August and November 2007 was fully executed as of January 18, 2008. On March 10, 2008, March 3, 2009, May 4, 2010, May 3, 2011 and November 2011, the Company’s board of directors authorized the repurchase of an additional 2.0 million shares during the subsequent eighteen months, the repurchase of an additional 0.5 million shares during the subsequent twelve months, the repurchase of an additional 1.0 million shares during the subsequent eighteen months, the repurchase of an additional 0.5 million shares during the subsequent twelve months, and the repurchase of an additional 1.0 million shares during the subsequent eighteen months, respectively.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Form 10-K.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the Russell 2000 Index and a peer group index for the period from May 11, 2007 to December 31, 2011. The graph and table below assume that $100 was invested on the starting date and that dividends, if any, were reinvested on the date of payment without payment of any commissions. The performance shown in the graph and table represents past performance and should not be considered an indication of future performance.

	5/11/07	6/30/07	9/30/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08	3/31/09	6/30/09
JMP Group Inc	100.00	84.96	76.49	69.59	57.86	54.97	44.00	47.25	41.04	65.71
Russell 2000 Index	100.00	100.68	97.58	93.11	83.90	84.39	83.45	61.65	52.43	63.28
Peer Group Index	100.00	93.93	90.29	74.82	59.97	54.20	72.31	52.59	46.93	71.17

	9/30/09	12/31/09	3/31/10	6/30/10	9/30/10	12/31/10	3/31/11	6/30/11	9/30/11	12/31/11
JMP Group Inc	82.62	83.22	72.86	53.17	52.52	65.84	74.49	61.02	50.65	62.62
Russell 2000 Index	75.48	78.40	85.34	76.88	85.56	99.46	107.36	105.64	82.54	95.31
Peer Group Index	90.86	83.96	79.04	67.80	70.37	85.30	87.03	68.75	40.24	45.13

Our peer group index includes the following companies in the broker-dealer industry: Cowen Group, Inc.; FBR Capital Markets Corporation; Gleacher & Co, Inc.; Jefferies Group Inc.; KBW, Inc.; Oppenheimer Holdings, Inc.; Piper Jaffray Companies, Inc.; Rodman & Renshaw Capital Group, Inc.; and Stifel Financial Corp. The total return calculations reflected in the foregoing graph and table were performed by Morningstar.

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

The selected consolidated statements of financial condition data as of December 31, 2011 and 2010 and the selected consolidated statements of operations data for each of the three years in the period ended December 31, 2011 have been derived from our audited consolidated financial statements and accompanying notes included elsewhere in this Form 10-K and should be read together with those consolidated financial statements and accompanying notes.

The selected consolidated statements of financial condition data as of December 31, 2009, 2008 and 2007 and the selected consolidated statement of operations data for the periods from January 1, 2007 through May 15, 2007 and from May 16, 2007 through December 31, 2007 have been derived from audited consolidated financial statements not included in this Form 10-K.

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

	December 31,				January 1, 2007 through May 15, 2007	May 16, 2007 through December 31, 2007
(In thousands, except per share data and selected data and operating metrics)	2011	2010	2009	2008
	Successor	Successor	Successor	Successor	Predecessor	Successor
Statement of Operation Data
Revenues
Investment banking	$46,114	$45,577	$39,924	$27,249	$16,055	$33,222
Brokerage	25,461	28,259	34,004	35,731	12,987	21,835
Asset management fees	19,785	12,231	20,148	11,369	1,218	3,830
Principal transactions	1,615	3,421	18,517	(4,657)	541	2,404
Gain on sale and payoff of loans	17,020	39,363	22,268	0	0	0
Gain on repurchase of asset-backed securities issued	0	0	4,705	0	0	0
Gain on bargain purchase	0	0	1,179	0	0	0
Net dividend income	1,365	2,248	2,521	3,174	399	1,449
Other income	4,336	3,466	2,593	1,158	326	534

Non-interest revenues	115,696	134,565	145,859	74,024	31,526	63,274

Interest income	33,356	45,162	35,370	2,392	732	2,007
Interest expense	(35,747)	(33,687)	(25,924)	(408)	(570)	(160)

Net interest income	(2,391)	11,475	9,446	1,984	162	1,847

Provision for loan losses	(1,944)	(1,327)	(5,821)	(2,896)	0	0

Total net revenues after provision for loan losses	111,361	144,713	149,484	73,112	31,688	65,121

Non-interest Expenses
Compensation and benefits	89,017	95,708	105,179	65,746	18,393	45,618
Income allocation and accretion - Redeemable
Class A member interests (1)	0	0	0	0	117,418	0
Administration	6,649	5,752	5,050	5,887	1,771	3,371
Brokerage, clearing and exchange fees	4,735	5,110	5,284	5,063	1,689	3,366
Travel and business development	3,681	3,447	2,396	3,472	1,197	1,930
Communications and technology	3,988	3,969	3,892	3,837	1,390	2,475
Professional fees	2,955	3,080	3,589	3,065	376	2,054
Impairment loss on purchased management contract	700	2,750	0	0	0	0
Other	4,074	3,912	3,749	2,888	984	2,057

Total non-interest expenses	115,799	123,728	129,139	89,958	143,218	60,871

Income (loss) before income tax expense	(4,438)	20,985	20,345	(16,846)	(111,530)	4,250
Income tax expense (benefit)	(1,670)	8,577	7,663	(5,701)	0	(2,537)

Net income (loss)	(2,768)	12,408	12,682	(11,145)	(111,530)	6,787
Less: Net income (loss) attributable to noncontrolling interests (2)	(257)	2,805	1,872	(498)	167	247

Net income (loss) attributable to JMP Group Inc. (3) (6)	$(2,511)	$9,603	$10,810	$(10,647)	$(111,697)	$6,540

Net (loss) income per common share:
Basic	$(0.11)	$0.44	$0.52	$(0.53)	$0.00	$0.30
Diluted	$(0.11)	$0.43	$0.49	$(0.53)	$0.00	$0.30
Dividends declared and paid per common share:	$0.105	$0.06	$0.04	$0.20	$0.00	$0.075
Weighted average common shares outstanding:
Basic	22,118	21,646	20,791	20,211	0	21,830
Diluted	23,069	22,396	22,137	20,211	0	21,916
Net (loss) per unit-Class A common interests: (3) (4)
Basic	N/A	N/A	N/A	N/A	$(23.84)	N/A
Diluted	N/A	N/A	N/A	N/A	$(23.84)	N/A
Weighted average units outstanding—Class A common interests: (4)
Basic	N/A	N/A	N/A	N/A	2,385	N/A
Diluted	N/A	N/A	N/A	N/A	2,385	N/A
Net (loss) per unit—Class B common interests: (3) (4)
Basic	N/A	N/A	N/A	N/A	$(23.84)	N/A
Diluted	N/A	N/A	N/A	N/A	$(23.84)	N/A
Weighted average units outstanding—Class B common interests: (4)
Basic	N/A	N/A	N/A	N/A	2,300	N/A
Diluted	N/A	N/A	N/A	N/A	2,300	N/A

	December 31,
	2011	2010	2009	2008	2007
(Dollars in thousands)	Successor	Successor	Successor	Successor	Successor
Statement of Financial Condition Data
Total assets	$660,621	$638,788	$574,721	$152,846	$184,711
Asset-backed securities issued	381,556	351,322	326,632	0	0
Note payable	19,222	26,209	9,045	8,681	0
Total liabilities	504,137	496,736	449,070	39,774	54,506
Total equity	156,434	142,052	125,651	113,072	130,206
Selected Data and Operating Metrics (Unaudited) (7)
Number of employees—end of period	217	215	224	191	202
Number of employees—average	214	218	211	198	194
Net revenues after provision for loan losses per employee	$520	$664	$708	$369	$499
Compensation and benefits as a percentage of net revenues after provision for loan losses (5)	79.2%	64.4%	68.2%	84.6%	58.7%
Companies covered by research analysts	342	317	286	200	213
Number of completed investment banking transactions	86	74	56	35	71

(1)	Prior to our initial public offering, we were organized as a limited liability company and issued to employee members Redeemable Class A member interests, which were entitled to their pro rata share of our income. Our Third Amended and Restated Limited Liability Company Agreement, as amended, provided that each employee member may elect to redeem their Redeemable Class A member interests upon resignation from us. Because of this repurchase feature, the Redeemable Class A member interests were classified as a liability in our statement of financial condition. As a result of the liability classification, the pro rata share of income allocated to the Redeemable Class A member interests based on ownership percentages and any changes in the redemption amount of the Redeemable Class A member interests were recorded as expense in our statement of income.
(2)	Non-controlling interest relate to the interest of third parties in Harvest Growth Capital LLC, Harvest Capital Credit LLC (from August 18, 2011), Harvest Mortgage Opportunities Partners (from May 1, 2009 through December 31, 2010), JMP Realty Trust (through December 31, 2008), in two asset management funds, Harvest Consumer Partners (through November 30, 2008), Harvest Technology Partners (through July 31, 2008) and in Opportunity Acquisition Corp (through December 31, 2009).
(3)	Prior to our initial public offering we were a limited liability company and our earnings did not reflect the income taxes we pay as a corporation.
(4)	We issued 2,300,000 units of Class B common interests in a private offering in August 2004, which represented 15.5% of our outstanding membership interests. Because there is a direct relationship between the number of Class B common interests outstanding and the ownership percentage in our equity, we were able to determine the number of units associated with the Class A common interests outstanding. As a result, we were able to determine earnings per share, based on an implied number of Class A common interests and an existing number of Class B common interests outstanding. We have reflected this implied number of units for purposes of determining earnings per share in all periods presented.
(5)	The computation of compensation and benefits as a percentage of net revenues after provision for loan losses includes salaries, performance-based cash payments and equity awards to our managing directors and other employees, but excludes compensation expense of $0.8 million, $2.6 million, $3.2 million, $3.9 million and $7.2 million for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively, related to equity awards granted or vested in connection with our initial public offering.
(6)	For the period from January 1, 2007 through May 15, 2007, net income after non-controlling interest was attributable to Class A and Class B common interests.
(7)	2007 figures within “Selected Data and Operating Metrics (Unaudited)” reflect the combined activity from the Predecessor for January 1, 2007 through May 15, 2007 and the Successor for May 16, 2007 through December 31, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our consolidated financial statements and the accompanying notes contained elsewhere in this Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those discussed in Item 1A— “Risk Factors” and elsewhere in this Form 10-K.

Overview

JMP Group Inc., together with its subsidiaries (collectively, the “Company”, “we”, or “us”) is a full-service investment banking and asset management firm headquartered in San Francisco, California. We have a diversified business model with a focus on small and middle-market companies and provide:

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

Components of Revenues

We derive revenues primarily from fees earned from our investment banking business, net commissions on our trading activities in our sales and trading business, asset management fees and incentive fees in our asset management business and interest income on collateralized loan obligations and small business loans we manage. We also generate revenues from principal transactions, interest, dividends, and other income.

Investment Banking

We earn investment banking revenues from underwriting securities offerings, arranging private capital market placements and providing advisory services in mergers and acquisitions and other strategic advisory assignments.

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

Asset Management Fees

Asset management fees for hedge funds, hedge funds of funds, private equity funds, real estate investment trusts (“REITs”) and Harvest Capital Credit (“HCC”), a small business loan investment vehicle launched in 2011, include base management fees and incentive fees earned from managing investment partnerships sponsored by us and from managing a portion of the net assets of New York Mortgage Trust, Inc. (“NYMT”) pursuant to the advisory agreement between HCS and NYMT entered into in January 2008. The advisory agreement was amended effective July 26, 2010, and under the amended advisory agreement, HCS managed certain assets of NYMT, which were subject to the base advisory fee and incentive fee calculations, and received an annual consulting fee equal to $1.0 million. The amended agreement was terminated on December 31, 2011, pending certain contingent advisory obligations. Through the first half of 2012, we will continue to earn base management fees from managing a portion of NYMT assets. Base management fees we earn are generally based on the fair value of assets under management or aggregate capital commitments and the fee schedule for each fund and account. We also earn incentive fees that are based upon the performance of investment funds and accounts. For most of the funds, such fees are based on a percentage of the excess of an investment return over a specified highwater mark or hurdle rate over a defined performance period. For private equity funds, incentive fees are based on a specified percentage of realized gains from the disposition of each portfolio investment in which each investor participates, and are earned by the Company after returning contributions by the investors for that portfolio investment and for all other portfolio investments in which each such investor participates that have been disposed of at the time of distribution.

As of December 31, 2011, the contractual base management fees earned from each of these investment funds ranged between 1% and 2% of assets under management or were 2% of aggregate committed capital. The contractual incentive fees were generally (i) 20%, subject to high-water marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; (iii) 35%, subject to high-water marks for NYMT; and (iv) 20%, subject to high-water marks, for Harvest Growth Capital LLC (“HGC”). Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole and our core sectors. These conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another. As we consolidate HGC and HCC, the management and incentive fees earned at HCS from HGC and HCC are eliminated in consolidation.

Asset management fees for the two CLOs the Company managed through the year consisted of senior and subordinated base management fees. For one of the CLOs, the Company earns incentive fees in the event that specified cumulative investment returns are achieved; such investment returns have not been achieved yet. The Company recognizes base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate Cratos CLO, the management fees earned at JMPCA from Cratos CLO are eliminated on consolidation in accordance with GAAP. At December 31, 2011, the contractual base management fees earned from the CLOs ranged from 0.40% to 0.50% of the average aggregate collateral balance for a specified period. In December 2011, one of the CLOs initiated liquidation proceedings.

The following tables present certain information with respect to the investment funds managed by Harvest Capital Strategies (“HCS”) and CLOs managed by JMP Credit Advisors LLC (“JMPCA”):

	Assets Under Management (1) at		Company’s Share of Assets Under Management at
	December 31,		December 31,
(In thousands)	2011	2010	2011		2010
Funds Managed by HCS:
Hedge Funds:
Harvest Opportunity Partners II	$74,953	$70,622		$3,931		$3,873
Harvest Small Cap Partners	324,453	270,498		5,112		4,378
Harvest Agriculture Select (2)	12,149	8,702		1,995		580
Harvest Technology Partners (3)	58,712	31,202		113		106
Harvest Diversified Partners	23,637	31,413		12,921		14,708
Private Equity Funds:
Harvest Growth Capital LLC (4)	23,691	10,698		1,195		891
Funds of Funds:
JMP Masters Fund	52,853	75,196		102		102
REITs:
New York Mortgage Trust	34,056	48,191		N/A		N/A
Loans:
Harvest Capital Credit (4)	10,674	0		5,124		0

HCS Totals	$615,178	$546,522		$30,493		$24,638

CLOs Managed by JMPCA:
Cratos CLO (4)	470,910	474,824		N/A		N/A
Other (5)	104,473	284,264		N/A		N/A

JMPCA Totals	$575,383	$759,088	$	N/A	$	N/A

JMP Group Inc. Totals	$1,190,561	$1,305,610		$30,493		$24,638

(1)	For hedge funds, private equity funds and funds of funds, assets under management represent the net assets of such funds. For NYMT, assets under management represent the portion of the net assets of NYMT that is subject to the management fee calculation. In connection with its investment in NYMT, in January 2008, we entered into an advisory agreement between HCS and NYMT. The advisory agreement was terminated effective July 26, 2010 and under the amended advisory agreement, HCS managed certain assets of NYMT, which were subject to the base advisory fee and incentive fee calculations, and received an annual consulting fee equal to $1.0 million. On December 31, 2011, the amended advisory agreement was terminated, pending certain contingent advisory obligations. For CLOs, assets under management represent the sum of the aggregate collateral balance and restricted cash to be reinvested in collateral, upon which management fees are earned.
(2)	Harvest Consumer Partners changed its name to Harvest Agriculture Select effective February 14, 2011.
(3)	Harvest Technology Partners (“HTP”) includes managed accounts in which the Company has neither equity investment nor control. These are included as they follow HTP strategy and earn fees.
(4)	HGC and Cratos CLO were consolidated in the Company’s Statements of Financial Condition at December 31, 2011 and 2010. HCC was consolidated in the Company’s Statements of Financial Condition at December 31, 2011.
(5)	The CLO within “Other” initiated liquidation proceedings in December 2011. The remaining assets will be distributed in 2012.

	Year Ended December 31, 2011
(In thousands)	Company’s Share of Change in Fair Value	Management Fee	Incentive Fee	TWR (1)
Hedge Funds:
Harvest Opportunity Partners II	$59	$661	$96	0.4%
Harvest Small Cap Partners	735	5,398	7,569	13.3%
Harvest Agriculture Select (2)	(86)	86	31	-4.7%
Harvest Technology Partners (3)	11	600	504	4.2%
Harvest Diversified Partners	231	286	119	0.5%
Private Equity Funds:
Harvest Growth Capital LLC (4)	(102)	759	77	N/A
Funds of Funds:
JMP Masters Fund	0	601	0	-3.1%
REITs:
New York Mortgage Trust	147	1,058	1,681	N/A
Loans:
Harvest Capital Credit (4)	N/A	13	0	N/A
CLOs Managed by JMPCA:
Cratos CLO (4)	N/A	2,374	N/A	N/A
Other (5)	N/A	1,180	0	N/A

Totals	$995	$13,016	$10,077	N/A

(1)	Time-weighted rate of return (“TWR”) for the hedge funds and funds of funds. TWR is a measure of the compound rate of growth in a portfolio and eliminates the effect of varying cash inflows by assuming a single investment at the beginning of a period and measuring the growth or loss of market value to the end of that period.
(2)	Harvest Consumer Partners changed its name to Harvest Agriculture Select effective February 14, 2011.
(3)	Harvest Technology Partners (“HTP”) includes managed accounts in which the Company has neither equity investment nor control. These are included as they follow HTP strategy and earn fees.
(4)	Revenues earned from HGC, HCC, and Cratos are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.
(5)	The CLO within “Other” initiated liquidation proceedings in December 2011. The remaining assets will be distributed in 2012.

	Year Ended December 31, 2010
(In thousands)	Company’s Share of Change in Fair Value	Management Fee	Incentive Fee	TWR (1)
Hedge Funds:
Harvest Opportunity Partners II	$184	$686	$381	5.3%
Harvest Small Cap Partners	(271)	5,867	212	-1.8%
Harvest Consumer Partners	(204)	88	11	0.3%
Harvest Technology Partners	(236)	308	65	0.6%
Harvest Mortgage Opportunities Partners (2)	778	156	166	6.7%
Harvest Global Select Partners (3)	60	31	118	10.1%
Harvest Diversified Partners	1,046	268	118	3.7%
Private Equity Funds:
Harvest Growth Capital LLC (2)	150	254	0	N/A
Funds of Funds:
JMP Masters Fund	119	702	1	5.8%
REITs:
New York Mortgage Trust	226	809	1,997	N/A
CLOs by JMPCA:
Cratos CLO (2)	N/A	2,399	N/A	N/A
Other	N/A	556	0	N/A

Totals	$1,852	$12,124	$3,069	N/A

(1)	TWR is a measure of the compound rate of growth in a portfolio and eliminates the effect of varying cash inflows by assuming a single investment at the beginning of a period and measuring the growth or loss of market value to the end of that period.
(2)	Revenues earned from HMOP, HGC and Cratos CLO are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest. HMOP was liquidated on December 31, 2010, with all of its partners redeeming their interests as of that date. The assets of HMOP were distributed to its partners in January 2011.
(3)	Harvest Global Select Partners was liquidated on May 31, 2010 and its assets were distributed to its partners.

	Year Ended December 31, 2009
(In thousands)	Company’s Share of Change in Fair Value	Management Fee	Incentive Fee	TWR (1)
Hedge Funds:
Harvest Opportunity Partners II	$2,794	$587	$1,422	31.6%
Harvest Small Cap Partners	1,889	5,798	9,200	14.6%
Harvest Consumer Partners	884	59	133	23.3%
Harvest Technology Partners	1,661	126	298	25.5%
Harvest Mortgage Opportunities Partners (2)	1,999	206	0	24.6%
Harvest Global Select Partners (3)	86	44	61	6.7%
Funds of Funds:
JMP Masters Fund	232	955	0	12.5%
JMP Emerging Masters Fund (4)	23	99	0	5.9%
REITs:
New York Mortgage Trust	4,046	746	525	N/A
CLOs by JMPCA:
Cratos CLO (2)	N/A	1,857	N/A	N/A

Totals	$13,614	$10,477	$11,639	N/A

(1)	TWR is a measure of the compound rate of growth in a portfolio and eliminates the effect of varying cash inflows by assuming a single investment at the beginning of a period and measuring the growth or loss of market value to the end of that period.
(2)	Effective May 1, 2009, revenues earned from HMOP are consolidated and then allocated to non-controlling interest in consolidation in the Company’s Statements of Operations. HMOP was liquidated on December 31, 2010, with all of its partners redeeming their interests as of that date. The assets of HMOP were distributed to its partners in January 2011. Effective April 7, 2009, revenues earned from Cratos CLO are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.
(3)	Harvest Global Select Partners was liquidated on May 31, 2010 and its assets were distributed to its partners.
(4)	JMP Emerging Masters Fund was liquidated on December 31, 2009 and its assets were distributed to its partners.

Principal Transactions

Principal transaction revenues include realized and unrealized net gains and losses resulting from our principal investments, which include investments in equity and other securities for our own account, general partner investments in funds that we manage, warrants we may receive from certain investment banking assignments, as well as limited partner investments in private funds managed by third parties. In addition, we invest a portion of our capital in a portfolio of equity securities managed by HCS and in side-by-side investments in the funds managed by us. In certain cases, we also co-invest alongside our institutional clients in private transactions resulting from our investment banking business. Principal transaction revenues also include unrealized gains and losses on the private equity securities owned by HGC, a private equity fund managed by

HCS which is consolidated in our financial statements, as well as unrealized gains and losses on the investments in private companies sponsored by HCS and JMP Capital LLC (“JMP Capital”).

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

Other Income

Other income includes loan restructuring fees at JMP Credit and revenues from fee sharing arrangements with, and fees earned to raise capital for third-party investment partnerships, or funds. Other income also included settlement fees from the termination of a purchased management contract.

Interest Income

Interest income primarily consists of interest income earned on loans collateralizing asset-backed securities issued, loans held for investment, and small business loans. Interest income on loans comprises the stated coupon as a percentage of the face amount receivable as well as accretion of accretable or purchase discounts and deferred fees. Interest income is recorded on the accrual basis in accordance with the terms of the respective loans unless such loans are placed on non-accrual status.

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

Provision for Loan Losses

Provision for loan losses includes provision for losses recognized on our loan notes and non-revolving credit agreements at JMP Capital (collectively loans held for investment), on loans collateralizing ABS at JMP Credit, and on small business loans at HCC to record them at their estimated net realizable value. We maintain an allowance for loan losses that is intended to estimate loan losses inherent in its loan portfolio. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses is maintained at a level, in the opinion of management, sufficient to offset estimated losses inherent in the loan portfolio as of the date of the financial statements. The appropriateness of the allowance and the allowance components are reviewed quarterly. Our estimate of each allowance component is based on observable information and on market and third-party data that we believe are reflective of the underlying loan losses being estimated.

A specific reserve is provided for loans that are considered impaired. A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral securing the loan if the loan is collateral dependent, depending on the circumstances and our collection strategy. For those loans held by Cratos at the date of acquisition by JMP Credit, and deemed impaired at that date or a subsequent date, allowance for loan losses is calculated considering two additional factors. For loans deemed impaired at the date of acquisition, if there is a further decline in expected future cash flows, this reduction is recognized as a specific reserve in accordance with the guidance above. For those loans deemed impaired subsequent to the acquisition date, if the net realizable value is lower than the current carrying value then the carrying value is reduced and the difference is booked as provision for loan losses. If the total discount from unpaid principal balance to carrying value is larger than the expected loss at the date of assessment, no provision for loan losses is recognized.

In addition, we provide an allowance on a loan by loan basis at JMP Credit for loans that were purchased after the Cratos acquisition. We employ internally developed and third-party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default), which are used in developing an appropriate allowance for loan losses. We perform periodic detailed reviews of its loan portfolio to identify risks and to assess the overall collectability of loans.

Loans which are deemed to be uncollectible are charged off and the charged-off amount is deducted from the allowance.

Components of Expenses

We classify our expenses as compensation and benefits, administration, brokerage, clearing and exchange fees, travel and business development, communications and technology, professional fees, impairment loss on purchased management contract and other expenses. A significant portion of our expense base is variable, including compensation and benefits, brokerage and clearing and exchange fees, travel and business development and communication and technology expenses.

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

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees include the cost of floor and electronic brokerage and execution, securities clearance, and exchange fees. Effective February 23, 2011, we changed our clearing broker from Penson Financial Services Inc. to J.P. Morgan Clearing Corp. The arrangements with the new clearing broker are consistent with those of the previous clearing broker, including the indemnification agreement described in Note 20 to the Consolidated Financial Statements. Changes in brokerage, clearing and exchange fees fluctuate largely in line with the volume of sales and trading activity.

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

Impairment Loss on Purchased Management Contract

Impairment loss on purchased management contract relates to a CLO management contract we purchased from Princeton Advisory Group, Inc. on September 8, 2010 for $3.8 million. Since a single investor had previously acquired control of the right to transfer the management contract without cause at any time with 90 days’ notice, we initially recorded an impairment charge of $2.8 million for the quarter ended September 30, 2010, and an additional impairment charge of $0.7 million in the quarter ended March 31, 2011. The CLO began liquidation proceedings in December 2011. The remaining assets will be distributed in 2012. See Note 9 to the Consolidated Financial Statements for further information.

Other Expenses

Other operating expenses primarily include occupancy, depreciation and CLO administration expense at JMP Credit.

Non-controlling Interest

Non-controlling interest for the year ended December 31, 2011 includes the interest of third parties in Cratos CLO, HGC, and HCC (effective August 18, 2011), the partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for year ended December 31, 2010 includes the interest of third parties in JMP Credit (through August 6, 2010), Cratos CLO (effective August 7, 2010), HMOP (through December 31, 2010) and HGC (effective April 1, 2010), the partially-owned subsidiaries consolidated in our financial statements. HMOP was liquidated on December 31, 2010, with all of its partners redeeming their interests effective that date. The assets of HMOP were distributed to its partners in January 2011. Non-controlling interest for the year ended December 31, 2009 includes the interest of third parties in JMP Credit, HMOP and Opportunity Acquisition Corp. (“SPAC”), partially-owned subsidiaries consolidated in our financial statements. SPAC was liquidated on December 31, 2009 with no distribution of assets to the non-controlling interest holders due to its accumulated loss.

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

HCC launched on August 18, 2011 to make direct investments in the form of subordinated debt and, to a lesser extent, senior debt and minority equity investments, in privately-held U.S. small to mid-size companies. HCS acts as its investment advisor, earning a base management fee equal to 2% annually of the gross assets and an incentive fee of 20% of the net operating income above an 8% hurdle rate and 20% of realized gains net of realized and unrealized losses. JMP Credit Advisors provides HCC with its administrative services, and is reimbursed its expenses, including the allocable percentage of the compensation costs for the employees performing services under the agreement. The Company and affiliates owned approximately 80% of HCC at December 31, 2011. The Company consolidates HCC into its consolidated financial statements.

Revision to 2010 Consolidated Financial Statements

In preparing the consolidated financial statements for the quarter ended March 31, 2011, the Company discovered an error that impacted the company’s previously issued consolidated financial statements for the second quarter of 2010, the third quarter of 2010 and for the year ended December 31, 2010. The net after tax effect of this error together with errors previously identified, was an understatement of net income of $0.7 million for the year ended December 31, 2010 ($31,000 for the second quarter of 2010, $384,000 for the third quarter of 2010 and $327,000 for the fourth quarter of 2010). The adjustments were primarily related to the newly identified error, a difference in the determination of taxable income, causing a $0.6 million impact to income tax expense for the year ended December 31, 2010 ($31,000 for the second quarter of 2010, $397,000 for the third quarter of 2010 and $148,000 for the fourth quarter of 2010.) The Company evaluated these errors and concluded that they did not, individually or in the aggregate, result in a material misstatement of the company’s previously issued consolidated financial statements. However, the Company also concluded that the effect of correcting the errors in the first quarter of 2011 would have been misleading to the users of the financial statements for the quarter ended March 31, 2011 and expected results for the year ended December 31, 2011. Accordingly, the Company has determined to revise, in this report and future filings, its previously reported Consolidated Statements of Financial Condition as of June 30, 2010, September 30, 2010 and December 31, 2010 and its Consolidated Statements of Operations and Changes in Equity for the periods ended June 30, 2010, September 30, 2010 and December 31, 2010 to adjust for these errors. The effect of this revision had no material impact on our Consolidated Statement of Cash Flows. (See Note 2 of the Notes to the consolidated financial statements for more information).

Historical Results of Operations

The following table sets forth our historical results of operations for the years ended December 31, 2011, 2010 and 2009 and is not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,		Change from 2010 to 2011
(In thousands)	2011	2010	$	%
Revenues
Investment banking	$46,114	$45,577	$537	1.2%
Brokerage	25,461	28,259	(2,798)	-9.9%
Asset management fees	19,785	12,231	7,554	61.8%
Principal transactions	1,615	3,421	(1,806)	-52.8%
Gain on sale and payoff of loans	17,020	39,363	(22,343)	-56.8%
Net dividend income	1,365	2,248	(883)	-39.3%
Other income	4,336	3,466	870	25.1%

Non-interest revenues	115,696	134,565	(18,869)	-14.0%

Interest income	33,356	45,162	(11,806)	-26.1%
Interest expense	(35,747)	(33,687)	(2,060)	6.1%

Net interest (loss) income	(2,391)	11,475	(13,866)	-120.8%

Provision for loan losses	(1,944)	(1,327)	(617)	46.5%

Total net revenues after provision for loan losses	111,361	144,713	(33,352)	-23.0%

Non-interest expenses
Compensation and benefits	89,017	95,708	(6,691)	-7.0%
Administration	6,649	5,752	897	15.6%
Brokerage, clearing and exchange fees	4,735	5,110	(375)	-7.3%
Travel and business development	3,681	3,447	234	6.8%
Communication and technology	3,988	3,969	19	0.5%
Professional fees	2,955	3,080	(125)	-4.1%
Impairment loss on purchased management contract	700	2,750	(2,050)	-74.5%
Other	4,074	3,912	162	4.1%

Total non-interest expenses	115,799	123,728	(7,929)	-6.4%

(Loss) income before income tax expense	(4,438)	20,985	(25,423)	-121.1%
Income tax (benefit) expense	(1,670)	8,577	(10,247)	-119.5%

Net (loss) income	(2,768)	12,408	(15,176)	-122.3%
Less: Net (loss) income attributable to non-controlling interest	(257)	2,805	(3,062)	-109.2%

Net (loss) income attributable to JMP Group Inc.	$(2,511)	$9,603	$(12,114)	-126.1%

	Year Ended December 31,		Change from 2009 to 2010
(In thousands)	2010	2009	$	%
Revenues
Investment banking	$45,577	$39,924	$5,653	14.2%
Brokerage	28,259	34,004	(5,745)	-16.9%
Asset management fees	12,231	20,148	(7,917)	-39.3%
Principal transactions	3,421	18,517	(15,096)	-81.5%
Gain on sale and payoff of loans	39,363	22,268	17,095	76.8%
Gain on repurchase of asset-backed securities issued	0	4,705	(4,705)	-100.0%
Gain on bargain purchase	0	1,179	(1,179)	-100.0%
Net dividend income	2,248	2,521	(273)	-10.8%
Other income	3,466	2,593	873	33.7%

Non-interest revenues	134,565	145,859	(11,294)	-7.7%

Interest income	45,162	35,370	9,792	27.7%
Interest expense	(33,687)	(25,924)	(7,763)	29.9%

Net interest income	11,475	9,446	2,029	21.5%

Provision for loan losses	(1,327)	(5,821)	4,494	-77.2%
	0

Total net revenues after provision for loan losses	144,713	149,484	(4,771)	-3.2%

Non-interest expenses
Compensation and benefits	95,708	105,179	(9,471)	-9.0%
Administration	5,752	5,050	702	13.9%
Brokerage, clearing and exchange fees	5,110	5,284	(174)	-3.3%
Travel and business development	3,447	2,396	1,051	43.9%
Communication and technology	3,969	3,892	77	2.0%
Professional fees	3,080	3,589	(509)	-14.2%
Impairment loss on purchased management contract	2,750	0	2,750	N/A
Other	3,912	3,749	163	4.3%

Total non-interest expenses	123,728	129,139	(5,411)	-4.2%

Income before income tax expense	20,985	20,345	640	3.1%
Income tax expense	8,577	7,663	914	11.9%

Net income	12,408	12,682	(274)	-2.2%
Less: Net income attributable to non-controlling interest	2,805	1,872	933	49.8%

Net income attributable to JMP Group Inc.	$9,603	$10,810	$(1,207)	-11.2%

Year Ended December 31, 2011, Compared to Year Ended December 31, 2010

Overview

Total net revenues after provision for loan losses decreased $33.3 million, or 23.0%, from $144.7 million for the year ended December 31, 2010 to $111.4 million for the year ended December 31, 2011, resulting from a decrease in total non-interest revenues of $18.9 million, a decrease in net interest income of $13.9 million and an increase in provision for loan losses of $0.6 million.

Total non-interest revenues decreased $18.9 million, or 14.0%, primarily due to a decrease in gain on sale and payoff of loans of $22.3 million, a decrease of brokerage revenues of $2.8 million, and a decrease in principal transaction revenues of $1.8 million, partially offset by an increase in asset management revenues of $7.6 million.

Net interest income decreased $13.9 million, or 120.8%, from $11.5 million for the year ended December 31, 2010 to a $2.4 million loss for the same period in 2011. The decrease was primarily due to an increase in net amortization of liquidity discounts at JMP Credit of $15.4 million, from $6.1 million for the year ended December 31, 2010 to a $21.5 million loss for the year ended December 31, 2011.

Provision for loan losses increased $0.6 million, or 46.5%, from $1.3 million for the year ended December 31, 2010 to $1.9 million for the year ended December 31, 2011. Provision for loan losses for the year ended December 31, 2011 was comprised of provision recorded against loans held for investment of $0.2 million, provision recorded against loans collateralizing ABS issued of $2.2 million, partially offset by an impairment reversal of $0.5 million. Provision for loan losses for the year ended December 31, 2010 was comprised of provision recorded against loans held for investment of $0.3 million and provision recorded against loans collateralizing ABS issued of $1.0 million.

Total non-interest expenses decreased $7.9 million, or 6.4%, from $123.7 million for the year ended December 31, 2010 to $115.8 million for the year ended December 31, 2011, primarily due to a decrease in compensation and benefits of $6.7 million, a decrease in impairment loss on purchased management contract of $2.1 million, partially offset by an increase in administrative expense of $0.9 million.

Net income attributable to JMP Group Inc. decreased $12.1 million, or 126.1%, from $9.6 million for the year ended December 31, 2010 to a $2.5 million loss for the year ended December 31, 2011 and includes income tax expense of $8.6 million and a tax benefit of $1.7 million for the years ended December 31, 2010 and 2011, respectively.

Revenues

Investment Banking

Investment banking revenues increased $0.5 million, or 1.2%, from $45.6 million for the year ended December 31, 2010 to $46.1 million for the same period in 2011, and increased as a percentage of total net revenues after provision for loan losses from 31.5% to 41.4%, respectively. The increase in revenues reflects a higher level of activity in our public equity underwriting, partially offset by decreases in our strategic advisory business and private capital markets and other business. Public equity underwriting revenues increased $4.2 million, or 18.8%, from $22.3 million for the year ended December 31, 2010 to $26.5 million for the year ended December 31, 2011. We executed 56 public equity underwriting transactions in 2011 compared to 44 in 2010. We acted as a lead manager on nine transactions in 2011 and 10 in 2010. Our strategic advisory revenues decreased $2.1 million, or 17.4%, from $12.2 million for the year ended December 31, 2010 to $10.1 million for the year ended December 31, 2011. We executed 19 strategic advisory transactions in 2011 compared to 16 in 2010. Private capital market and other revenues decreased from $11.0 million for the year ended December 31, 2010 to $9.5 million for the year ended December 31, 2011. We executed 11 private placement transactions in 2011 compared to 14 in 2010.

Brokerage Revenues

Brokerage revenues decreased $2.8 million, or 9.9%, from $28.3 million for the year ended December 31, 2010 to $25.5 million for the year ended December 31, 2011. The decrease was the result of lower gross commissions. Brokerage revenues increased as a percentage of total net revenues after provision for loan losses, from 19.5% for the year ended December 31, 2010 to 22.9% for the year ended December 31, 2011.

Asset Management Fees

Asset management fees increased $7.6 million, or 61.8%, from $12.2 million for the year ended December 31, 2010 to $19.8 million for the year ended December 31, 2011. Asset management fees include base management fees and incentive fees for our funds and collateralized loan obligations (“CLOs”) under management. Base management fees increased $0.4 million from $9.3 million for the year ended December 31, 2010 to $9.7 million for the same period in 2011. Incentive fees increased $7.1 million from $3.0 million for the year ended December 31, 2010 to $10.1 million for the same period in 2011. The increase in incentive fees is driven by an increase of $7.4 million and $0.4 million related to Harvest Small Cap Partners (“HSCP”) and HTP, respectively, partially offset by a $0.3 million decline related to Harvest Opportunity Partners II (“HOP II”) and NYMT. As a percentage of total net revenues after provision for loan losses, asset management fees decreased from 8.5% for the year ended December 31, 2010 to 17.8% for the same period in 2011.

Principal Transactions

Principal transaction revenues decreased $1.8 million, or 52.8%, from $3.4 million for the year ended December 31, 2010 to $1.6 million for the same period in 2011. The decrease reflects lower revenue from our equity investment and other securities. Revenues from equity and other securities decreased $2.9 million from $4.3 million for the year ended December 31, 2010 to $1.4 million for the same period in 2011, driven primarily by decreases in unrealized gains in our equity security investments including a $1.5 million decline related to HGC and a $1.1 million decline related to JMPS. This decline was partially offset by increases in warrants and other investments and investment partnerships. Revenues from warrants and other investments increased by $0.7 million from a loss of $1.4 million for the year ended December 31, 2010 to a loss of $0.7 million for the year ended December 31, 2011. This increase was primarily driven by the loss of $1.5 million recorded for one investment in 2010, partially offset by a $0.9 million loss in our investment in a private equity fund managed by a third party. In addition, revenues from our investment partnerships increased $0.3 million from $0.5 million for the year ended December 31, 2010 to $0.8 million for the year ended December 31, 2011. As a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 2.4% for the year ended December 31, 2010 to 1.5% for the year ended December 31, 2011.

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans decreased $22.4 million, or 56.8%, from $39.4 million for the year ended December 31, 2010 to $17.0 million for the same period in 2011, with all of the gain generated at JMP Credit. During the year ended December 31, 2011, 110 loans were sold or paid off, resulting in a total net gain of $17.3 million. Of the total net gain, $11.7 million was related to 90 loan payoffs, where the borrowers repaid the loans at a premium to our carrying value. The remaining $5.3 million related to 20 loans, 11 of which were sold at a discount to our carrying value and nine of which were sold at par, which was a premium to our carrying value. While we expect further gains from loan payoffs in future periods, these revenues are highly unpredictable as we are not actively marketing the loans collateralized by asset-backed securities for sale. These gains were partially offset by a $0.3 million loss recorded to reflect fair value adjustments of the loan held for sale. As a percentage of total net revenues after provision for loan losses, gain on sale and payoff of loans decreased from 27.2% for the year ended December 31, 2010 to 15.3% for the year ended December 31, 2011.

Net Dividend Income

Net dividend income decreased $0.8 million, or 39.3%, from $2.2 million for the year ended December 31, 2010 to $1.4 million for the year ended December 31, 2011. For both periods, net dividend income was primarily related to dividends from our NYMT investment.

Other Income

Other income increased $0.8 million, or 25.1%, from $3.5 million for the year ended December 31, 2010 to $4.3 million for the year ended December 31, 2011. For both years, other income was comprised of revenues from fee sharing arrangements with, and fees earned to raise capital for, third-party investment partnerships or funds. In 2011, other income also included $0.8 million settlement fees received from the termination of JMPCA as a collateral manager.

Interest Income

Interest income decreased $11.8 million, or 26.1%, from $45.2 million for the year ended December 31, 2010 to $33.4 million for the same period in 2011. The increase was primarily related to JMP Credit, which recorded interest income of $44.5 million and $32.3 million for the years ended December 31, 2010 and 2011, respectively. As a percentage of total net revenues after provision for loan losses, interest income decreased from 31.2% for the year ended December 31, 2010 to 30.0% for the year ended December 31, 2011.

The following table sets forth components of net interest income for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
(In thousands)	2011	2010
Cratos CLO loan contractual interest income	$21,814	$20,706
Cratos CLO ABS issued contractual interest expense	(4,582)	(4,697)

Net Cratos CLO contractual interest	17,232	16,009

Cratos CLO loan liquidity discount accretion	8,748	22,072
Cratos CLO ABS liquidity discount amortization	(30,234)	(28,165)

Net Cratos CLO liquidity discount amortization	(21,486)	(6,093)

Other interest income	2,794	2,384
Other interest expense	(931)	(825)

Total net interest (expense) income	$(2,391)	$11,475

The following table sets forth contractual interest income and expense related to Cratos CLO loans and ABS issued and their weighted average contractual interest rates:

	Year Ended December 31, 2011
(In thousands)	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
Cratos CLO loan contractual interest income	$21,814		$444,758	4.84%	0.31%	4.53%
Cratos CLO ABS issued contractual interest expense	(4,582)		(431,003)	1.05%	0.31%	0.74%

Net Cratos CLO contractual interest	$17,232	$	N/A	N/A	N/A	N/A

	Year Ended December 31, 2010
(In thousands)	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
Cratos CLO loan contractual interest income	$20,706		$421,411	4.85%	0.34%	4.51%
Cratos CLO ABS issued contractual interest expense	(4,697)		(431,466)	1.07%	0.34%	0.73%

Net Cratos CLO contractual interest	$16,009	$	N/A	N/A	N/A	N/A

At JMP Credit, for the year ended December 31, 2011, total interest income of $32.3 million was comprised of contractual interest on Cratos CLO loans of $21.8 million, purchase discount and other deferred fee amortization of $1.8 million and non-cash liquidity discount amortization of $8.7 million. We earned contractual interest on 211 performing loans held by Cratos CLO. Of the non-cash liquidity discount amortization of $8.7 million, $0.4 million was accelerated due to unscheduled principal payments on these loans. The annualized weighted average contractual interest rate on the performing loans was 4.84% with a spread to weighted average LIBOR of 4.53% for the year ended December 31, 2011. We did not recognize any interest income, other than the accretion of liquidity discounts on those loans deemed impaired at the acquisition of Cratos, for the four impaired loans with an aggregate weighted average loan balance of $12.3 million that were on non-accrual status during the year ended December 31, 2011.

At JMP Credit, for the year ended December 31, 2010, total interest income of $44.5 million was comprised of contractual interest on Cratos CLO loans of $20.7 million, purchase discount and other deferred fee amortization of $1.7 million and non-cash liquidity discount amortization of $22.1 million. We earned contractual interest on 178 performing loans held by Cratos CLO. Of the non-cash liquidity discount amortization of $22.1 million, $3.1 million was accelerated due to unscheduled principal payments on these loans. The annualized weighted average contractual interest rate on the performing loans was 4.85% with a spread to weighted average LIBOR of 4.51% for the year ended December 31, 2010. We did not recognize any interest income, other than the accretion of liquidity discounts on those loans deemed impaired at the acquisition of Cratos, for the 11 impaired loans with an aggregate weighted average loan balance of $37.4 million that were on non-accrual status during the year ended December 31, 2010.

Interest Expense

Interest expense increased $2.0 million, or 6.1%, from $33.7 million for the year ended December 31, 2010 to $35.7 million for the same period in 2011. The increase was primarily related to JMP Credit, which recorded interest expense of $33.1 million and $34.9 million for the year ended December 31, 2010 and 2011, respectively.

At JMP Credit, for the year ended December 31, 2011, total interest expense of $34.9 million was comprised of interest expense on ABS issued of $4.6 million and non-cash liquidity discount amortization related to ABS issued of $30.2 million. The annualized weighted average contractual interest rate on the ABS issued during the year was 1.05% with a spread to weighted average LIBOR of 0.74%.

At JMP Credit, for the year ended December 31, 2010, total interest expense of $33.1 million was comprised of interest expense on ABS issued of $4.7 million and non-cash liquidity discount amortization related to ABS issued of $28.2 million. The annualized weighted average contractual interest rate on the ABS issued during the year was 1.07% with a spread to weighted average LIBOR of 0.73%.

Provision for Loan Losses

Provision for loan losses increased $0.6 million, or 46.5%, from $1.3 million for the year ended December 31, 2010 to $1.9 million for the same period in 2011. The change related to a $1.2 million increase in provision against loans collateralizing ABS issued and a $0.2 million related to small business loans held at HCC, partially offset by a decrease of $0.7 million related to provision against loans held for investment. The $0.7 million decrease in the provision against loans held for investment included a $0.5 million reversal related to loan recovery. For the year ended December 31, 2011, the provision against loans collateralizing ABS issued of $2.2 million comprised of $1.7 million recorded as a specific reserve and $0.5 million recorded as a general reserve against performing loans that were purchased after the Cratos acquisition. For the year ended December 31, 2010, the provision against loans collateralizing ABS issued of $1.0 million was recorded as general reserve against performing loans that were purchased after the Cratos acquisition.

Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions as well as equity-based compensation to our employees and managing directors, decreased $6.7 million, or 7.0%, from $95.7 million for the year ended December 31, 2010 to $89.0 million for the year ended December 31, 2011.

Employee payroll, taxes and benefits, and consultant fees, increased $1.3 million, or 3.7%, from $32.7 million for the year ended December 31, 2010 to $34.0 million for the year ended December 31, 2011, primarily due to the effect of a full year of base pay increases made during 2011.

Performance-based bonus and commissions decreased $10.6 million, or 19.1%, from $55.4 million for the year ended December 31, 2010 to $44.8 million for the same period in 2011. The decrease was primarily due to a decrease in total net revenues after provision for loan losses from $144.7 million for the year ended December 31, 2010 to $111.4 million for the same period in 2011.

Equity-based compensation increased $2.7 million, or 36.0%, from $7.6 million for the year ended December 31, 2010 to $10.3 million for the year ended December 31, 2011. The change reflects an increase of $4.5 million of performance-based RSUs, partially offset by a decrease of $1.8 million related to RSUs granted in connection with the initial public offering. In 2010, the vesting of 56.3% of the 2010 performance-based RSUs became probable and were expensed. In 2011, the vesting of the remaining 2010 performance-based RSUs became probable, in addition to 100% of the 2011 performance-based RSUs.

Compensation and benefits as a percentage of net revenues after provision for loan losses increased from 66.1% for the year ended December 31, 2010 to 79.9% for the same period in 2011.

Administration

Administration expenses increased $0.8 million, or 15.6%, from $5.8 million for the year ended December 31, 2010 to $6.6 million for the year ended December 31, 2011, partially due to a $0.2 million increase in placement and recruiting fees and a $0.1 million increase in building repairs and maintenance. As a percentage of total net revenues after provision for loan losses, administration expense increased from 4.0% of total net revenues after provision for loan losses for the year ended December 31, 2010 to 6.0% for the same period in 2011.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees decreased $0.4 million, or 7.3%, from $5.1 million for the year ended December 31, 2010 to $4.7 million for the year ended December 31, 2011. The decrease was primarily due to a decrease in trading volume. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees increased from 3.5% for the year ended December 31, 2010 to 4.3% for the year ended 2011.

Travel and Business Development

Travel and business development expense increased $0.3 million, or 6.8%, from $3.4 million for the year ended December 31, 2010 to $3.7 million for the year ended December 31, 2011. The increase primarily reflects a $0.3 million increase in travel expense, driven by a 4.3% increase in travel volume and a 14.3% increase in flight and hotel cost per trip. Reimbursements from clients were $1.1 million for both years ended December 31, 2010 and 2011. As a percentage of total net revenues after provision for loan losses, travel and business development expense increased from 2.4% of for the year ended December 31, 2010 to 3.3% for the year ended December 31, 2011.

Communications and Technology

Communications and technology expense was $4.0 million for both years ended December 31, 2011 and 2010. As a percentage of total net revenues after provision for loan losses, communications and technology expense increased from 2.7% for the year ended December 31, 2010 to 3.6% for the year ended December 31, 2011.

Professional Fees

Professional fees decreased $0.1 million, or 4.1%, from $3.1 million for the year ended December 31, 2010 to $3.0 million for the year ended December 31, 2011. As a percentage of total net revenues after provision for loan losses, professional fees increased from 2.1% for the year ended December 31, 2010 to 2.7% for the year ended December 31, 2011.

Impairment Loss on Purchased Management Contract

On June 11, 2010, we agreed to purchase the collateral management contracts for two CLOs, from Princeton Advisory Group, Inc., for up to $5.0 million. The transfers of the contracts were subject to the receipt of certain consents and other conditions. On September 8, 2010, we completed the purchase of one of the two management contracts for $3.8 million, and the contract was transferred to JMPCA. However, since a single investor had previously acquired control of the right to transfer the management contract without cause at any time with 90 days’ notice, we recorded an impairment charge of $2.8 million for the quarter ended September 30, 2010. We later restructured the transaction to provide us with indemnity from the seller in the amount of $2.6 million, which was collateralized by certain assets and $1.0 million in cash. We determined the initial carrying value of the purchased management contract to be $1.0 million. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value. We determined that the carrying value of the purchased management contract was impaired and recorded a $0.7 million impairment charge for the quarter ended March 31, 2011. At that time, we also revised the estimated useful life of the asset. At June 30, 2011, the purchased management contract was fully amortized. For the years ended December 31, 2011 and 2010, the amortization expense was $0.2 million and $0.1 million, respectively. On December 6, 2011, the CLO’s transaction documents and indenture were amended, which allowed the noteholders of this CLO to direct a liquidation of the collateral and redemption of the notes at any time with no requirement for full repayment of the notes, if such affected class voted in favor of receiving less than par. The CLO initiated liquidation proceedings in December 2011. During the fourth quarter of 2010, we were released from the obligation to purchase the second CLO management contract from Princeton Advisory Group, Inc.

Other Expenses

Other expenses increased $0.2 million, or 4.1%, from $3.9 million for the year ended December 31, 2010 to $4.1 million for the year ended December 31, 2011. As a percentage of total net revenues after provision for loan losses, other expenses increased from 2.7% for the year ended December 31, 2010 to 3.7% for the same period in 2011.

Net Income (Loss) Attributable to Non-controlling Interest

Net income attributable to non-controlling interest decreased $3.1 million from $2.8 million for the year ended December 31, 2010 to a $0.3 million loss for the year ended December 31, 2011. Non-controlling interest for the year ended December 31, 2011 includes the interest of third parties in JMP Credit (through August 6, 2010), Cratos CLO (effective August 6, 2010), HGC (effective April 1, 2010), and HCC (effective August 8, 2011), partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the year ended December 31, 2010 includes the interest of third parties in JMP Credit (through August 6, 2010), Cratos

CLO (effective August 6, 2010), HMOP (through December 31, 2010) and HGC (effective April 1, 2010), partially-owned subsidiaries consolidated in our financial statements. HMOP was liquidated on December 31, 2010, with all of its partners redeeming their interests as of that date. The assets of HMOP were distributed to its partners in January 2011. The members of HGC do not have substantive kick-out rights, and therefore, HGC has been consolidated from inception on April 1, 2010. The decrease in net income attributable to non-controlling interest reflected a decrease of $2.2 million related to HGC, a decrease of $0.8 million related to JMP Credit and Cratos CLO, and a decrease of $0.1 million related to HCC.

Provision for Income Taxes

For the years ended December 31, 2011 and 2010, we recorded a tax benefit of $1.7 million and tax expense of $8.6 million, respectively. The effective tax rate for the years ended December 31, 2011 and 2010 was 37.6% and 40.9%, respectively. The 3.3% decrease in the effective tax rate was primarily attributable to the income associated with HGC and HCC, which are consolidated for financial reporting purposes but not for tax purposes, partially offset by an adjustment in the California state enterprise zone tax credit.

Year Ended December 31, 2010, Compared to Year Ended December 31, 2009

Overview

Total net revenues after provision for loan losses decreased $4.8 million, or 3.2%, from $149.5 million for the year ended December 31, 2009 to $144.7 million for the year ended December 31, 2010, driven by a decrease in total non-interest revenues of $11.3 million, partially offset by an increase in net interest income of $2.0 million and a decrease in provision for loan losses of $4.8 million.

Total non-interest revenues decreased $11.3 million, or 7.7%, primarily due to a decrease in principal transaction revenues of $15.1 million, a decrease in asset management revenues of $7.9 million, a decrease in brokerage revenues of $5.7 million and a decrease in gain on repurchase of asset-backed securities issued of $4.7 million, partially offset by an increase in gain on sale and payoff of loans of $17.1 million and an increase in investment banking revenues of $5.7 million.

Net interest income increased $2.1 million, or 21.5%, from $9.4 million for the year ended December 31, 2009 to $11.5 million for the same period in 2010. The increase was primarily due to an increase in net interest income at JMP Credit of $2.5 million, from $9.1 million for the year ended December 31, 2009 to $11.6 million for the year ended December 31, 2010, partially offset by a decrease in net interest income for other businesses.

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

Total non-interest expenses decreased $5.4 million, or 4.2%, from $129.1 million for the year ended December 31, 2009 to $123.7 million for the year ended December 31, 2010, primarily due to a decrease in compensation and benefits of $9.5 million, partially offset by an impairment loss on purchased management contract recorded in 2010 of $2.8 million, an increase in travel and business development expense of $1.1 million and a net increase in the remaining expenses of $0.3 million.

Net income attributable to JMP Group Inc. decreased $1.2 million, or 11.2%, from $10.8 million for the year ended December 31, 2009 to $9.6 million for the year ended December 31, 2010 and includes income tax expense of $7.7 million and $8.6 million for the year ended December 31, 2009 and 2010, respectively.

Revenues

Investment Banking

Investment banking revenues increased $5.7 million, or 14.2%, from $39.9 million for the year ended December 31, 2009 to $45.6 million for the same period in 2010, and increased as a percentage of total net revenues after provision for loan losses from 26.7% to 31.5%, respectively. The increase in revenues reflects a higher level of activity in our public equity underwriting and private placement business, partially offset by decreased activity in our strategic advisory business. Public equity underwriting revenues increased $6.0 million, or 37.1%, from $16.3 million for the year ended December 31, 2009 to $22.3 million for the year ended December 31, 2010. We executed 44 public equity underwriting transactions in 2010 compared to 30 in 2009. We acted as a lead manager on ten transactions in 2010 and four in 2009. Private placement revenues increased from $9.7 million for the year ended December 31, 2009 to $11.3 million for the year ended December 31, 2010. We executed 14 private placement transactions in 2010 compared to 10 in 2009. Our strategic advisory revenues decreased $2.1 million, or 15.1%, from $14.0 million for the year ended December 31, 2009 to $11.9 million for the year ended December 31, 2010. We executed 16 strategic advisory transactions in both of 2010 and 2009.

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

Asset Management Fees

Asset management fees decreased $7.9 million, or 39.3%, from $20.1 million for the year ended December 31, 2009 to $12.2 million for the year ended December 31, 2010. Asset management fees include base management fees and incentive fees for our funds and CLOs under management. Base management fees increased $0.8 million from $8.5 million for the year ended December 31, 2009 to $9.3 million for the same period in 2010. The increase in base management fees reflects additional fees of $0.6 million earned from the CLO management contract purchased by JMPCA in September 2010 and $0.3 million earned from Harvest Growth Capital LLC (“HGC”), a HCS-managed private equity fund launched in April 2010. Incentive fees decreased $8.7 million from $11.6 million for the year ended December 31, 2009 to $2.9 million for the same period in 2010. The decrease in incentive fees reflects a decline of $9.0 million and $1.0 million related to Harvest Small Cap Partners (“HSCP”) and Harvest Opportunity Partners II (“HOP II”), respectively, partially offset by a $1.5 million increase related to NYMT. As a percentage of total net revenues after provision for loan losses, asset management fees decreased from 13.5% for the year ended December 31, 2009 to 8.5% for the same period in 2010.

Principal Transactions

Principal transaction revenues decreased $15.1 million, or 81.5%, from $18.5 million for the year ended December 31, 2009 to $3.4 million for the same period in 2010. The decrease was partly due to a decrease in unrealized gain on our convertible preferred security and equity security investments in NYMT of $5.4 million, from $5.6 million for the year ended December 31, 2009 to $0.2 million for the year ended December 31, 2010. Our investment in convertible preferred security of NYMT was redeemed at a price per share of $20.00 on December 31, 2010. In addition, revenues from our family of hedge funds and hedge funds of funds, excluding consolidated funds, decreased $7.9 million, from $8.4 million for the year ended December 31, 2009 to $0.5 million for the year ended December 31, 2010. The decrease in revenues from our family of hedge funds and hedge funds of funds reflects a total decline of $7.0 million related to HOP II, HSCP and Harvest Technology Partners. Revenues from equity and debt securities traded for our own account also decreased $3.1 million, from $4.9 million to $1.8 million, partially offset by an increase in revenues from private equity securities owned by HGC and JMP Capital of $2.1 million. Revenues from warrants and other investments decreased by $1.0 million from a loss of $0.2 million for the year ended December 31, 2009 to a loss of $1.2 million for the year ended

December 31, 2010. As a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 12.4% for the year ended December 31, 2009 to 2.4% for the year ended December 31, 2010.

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

Gain on Repurchase of Asset-Backed Securities Issued

Gain on repurchase of ABS issued decreased from $4.7 million for the year ended December 31, 2009 to zero for the year ended December 31, 2010. In May and July 2009, we repurchased in the open market $0.8 million and $4.0 million, respectively, of face value of our ABS at a discount resulting in a total gain of $4.2 million recorded at JMP Credit. In addition, on December 29, 2009, we repurchased a zero-coupon note with a $3.0 million unpaid principal balance that was issued to one of the previous owners of Cratos at acquisition (contingent consideration) for $1.8 million. The note was repurchased at a discount to our carrying value resulting in a gain of $0.5 million. This type of gain is not expected to recur at these levels in future periods, unless the market price of our ABS issued falls significantly from our carrying value as of December 31, 2010 and we can take advantage of opportunistic repurchases.

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

Other Income

Other income increased $0.9 million, or 33.7%, from $2.6 million for the year ended December 31, 2009 to $3.5 million for the year ended December 31, 2010. For both years, other income was primarily comprised of revenues from fee sharing arrangements with, and fees earned to raise capital for, third-party investment partnerships or funds as well as administrative agency fees at JMP Credit. The increase was primarily due to an increase in fees earned from capital raising activity of $1.5 million, partially offset by a decrease in administrative agency fees at JMP Credit of $0.5 million.

Interest Income

Interest income increased $9.8 million, or 27.7%, from $35.4 million for the year ended December 31, 2009 to $45.2 million for the same period in 2010. The increase was primarily related to JMP Credit, which recorded interest income of $35.4 million and $44.5 million for the year ended December 31, 2009 and 2010, respectively. As a percentage of total net revenues after provision for loan losses, interest income increased from 23.7% for the year ended December 31, 2009 to 31.2% for the year ended December 31, 2010.

The following table sets forth components of net interest income for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
(In thousands)	2010	2009 (1)
Cratos CLO loan contractual interest income	$20,706	$14, 253
Cratos CLO ABS issued contractual interest expense	(4,697)	(4,565)

Net Cratos CLO contractual interest	16,009	9,688

Cratos CLO loan liquidity discount accretion	22,072	19,228
Cratos CLO ABS liquidity discount amortization	(28,165)	(20,645)

Net Cratos CLO liquidity discount amortization	(6,093)	(1,417)

Other interest income	2,384	1,889
Other interest expense	(825)	(714)

Total net interest income	$11,475	$9,446

(1)	For 2009, Cratos CLO related amounts are for the period from April 7, 2009 through December 31, 2009.

The following table sets forth contractual interest income and expense related to Cratos CLO loans and ABS issued and their weighted average contractual interest rates:

	Year Ended December 31, 2010
(In thousands)	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
Cratos CLO loan contractual interest income	$20,706		$421,411	4.85%	0.34%	4.51%
Cratos CLO ABS issued contractual interest expense	(4,697)		(431,466)	1.07%	0.34%	0.73%

Net Cratos CLO contractual interest	$16,009	$	N/A	N/A	N/A	N/A

	Year Ended December 31, 2009
(In thousands)	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
Cratos CLO loan contractual interest income	$14,253		$381,630	5.00%	0.67%	4.33%
Cratos CLO ABS issued contractual interest expense	(4,565)		(440,425)	1.39%	0.67%	0.72%

Net Cratos CLO contractual interest	$9,688	$	N/A	N/A	N/A	N/A

At JMP Credit, for the year ended December 31, 2010, total interest income of $44.5 million was comprised of contractual interest on Cratos CLO loans of $20.7 million, purchase discounts and other deferred fee amortization of $1.7 million and non-cash liquidity discount amortization of $22.1 million. Contractual interest was earned on 178 performing loans held by Cratos CLO. Of the non-cash liquidity discount amortization of $22.1 million, $3.1 million was accelerated due to unscheduled principal payments on these loans. The annualized weighted average contractual interest rate on the performing loans was 4.85% with a spread to weighted average LIBOR of 4.51% for the year ended December 31, 2010. We did not recognize any interest income, other than the accretion of liquidity discounts on those loans deemed impaired at the acquisition of Cratos, for the 11 impaired loans with an aggregate weighted average loan balance of $37.4 million that were on non-accrual status during the year ended December 31, 2010.

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

Equity-based compensation decreased $2.2 million, or 22.4%, from $9.8 million for the year ended December 31, 2009 to $7.6 million for the year ended December 31, 2010. The decrease reflects $0.6 million related to RSUs granted in connection with the initial public offering (“IPO”) and $1.6 million related to RSUs granted after the initial public offering. The decrease in expense related to RSUs granted in connection with the IPO was primarily due to scheduled vesting of such RSUs in May 2010. The decrease in expense related to RSUs granted after the IPO was partly due to a decline in scheduled amortization expense of $0.7 million as a result of the acceleration of the vesting of 1,295,000 RSUs in November 2009, which eliminated future amortization expense on those RSUs. The remaining decrease was attributable to two different types of unscheduled amortization expense recognized in 2009 and 2010. In 2009, we recognized unscheduled amortization expense of $4.7 million relating to the acceleration of the vesting of certain RSUs. In 2010, we recognized $3.8 million of unscheduled amortization expense relating to the vesting of performance-based RSUs. The performance RSUs were granted in February 2010 to certain employees for long-term incentive purposes and have a Company-level performance target.

Compensation and benefits as a percentage of net revenues after provision for loan losses decreased from 70.4% for the year ended December 31, 2009 to 66.1% for the same period in 2010.

Administration

Administration expenses increased $0.7 million, or 13.9%, from $5.1 million for the year ended December 31, 2009 to $5.8 million for the year ended December 31, 2010 primarily due to an increase in conference expense of $0.5 million and an increase in placement and training cost of $0.2 million. As a percentage of total net revenues after provision for loan losses, administration expense increased from 3.4% of total net revenues after provision for loan losses for the year ended December 31, 2009 to 4.0% for the same period in 2010.

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

Travel and Business Development

Travel and business development expense increased $1.1 million, or 43.9%, from $2.4 million for the year ended December 31, 2009 to $3.4 million for the year ended December 31, 2010. The increase primarily reflects an 8.5% increase in travel volume and a 6.2% increase in flight and hotel cost per trip. In addition, reimbursements from clients decreased $0.1 million or 10.4%. As a percentage of total net revenues after provision for loan losses, travel and business development expense increased from 1.6% of for the year ended December 31, 2009 to 2.4% for the year ended December 31, 2010.

Communications and Technology

Communications and technology expense increased $0.1 million, or 2.0% from $3.9 million for the year ended December 31, 2009 to $4.0 million for the year ended December 31, 2010. As a percentage of total net revenues after provision for loan losses, communications and technology expense increased from 2.6% for the year ended December 31, 2009 to 2.7% for the year ended December 31, 2010.

Professional Fees

Professional fees decreased $0.5 million, or 14.2%, from $3.6 million for the year ended December 31, 2009 to $3.1 million for the year ended December 31, 2010. As a percentage of total net revenues after provision for loan losses, professional fees decreased from 2.4% for the year ended December 31, 2009 to 2.1% for the year ended December 31, 2010.

Impairment Loss on Purchased Management Contract

On June 11, 2010, we agreed to purchase the collateral management contracts for two collateralized loan obligations, or CLOs, from Princeton Advisory Group, Inc. for up to $5.0 million. The transfers of the contracts were subject to the receipt of certain consents and other conditions. On September 8, 2010, we completed the purchase of one of the two management contracts for $3.8 million, and the contract was transferred to JMPCA. However, since a single investor had previously acquired control of the right to transfer the management contract without cause at any time with 90 days’ notice, we recorded an impairment charge of $2.8 million for the quarter ended September 30, 2010. We subsequently restructured the transaction to provide an indemnity from the seller in the amount of $2.6 million, which is collateralized by certain assets and $1.0 million in cash. The indemnity amortizes over a period ending in February 2013. For the year ended December 31, 2010, the amortization amount was $0.1 million which was partially offset against related asset management fees on the Consolidated Statements of Operations. During the fourth quarter of 2010, we were released from the obligation to purchase the second CLO management contract from Princeton Advisory Group, Inc.

Other Expenses

Other expenses increased $0.2 million, or 4.3%, from $3.7 million for the year ended December 31, 2009 to $3.9 million for the year ended December 31, 2010. As a percentage of total net revenues after provision for loan losses, other expenses increased from 2.5% for the year ended December 31, 2009 to 2.7% for the same period in 2010.

Net Income (Loss) Attributable to Non-controlling Interest

Net income attributable to non-controlling interest increased $0.9 million from $1.9 million for the year ended December 31, 2009 to $2.8 million for the year ended December 31, 2010. Non-controlling interest for the year ended December 31, 2010 includes the interest of third parties in JMP Credit (through August 6, 2010), Cratos CLO (effective August 6, 2010), HMOP (through December 31, 2010) and HGC (effective April 1, 2010), all of which are partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the year ended December 31, 2009 relates to the interest of third parties in SPAC and HMOP. SPAC was liquidated on December 31, 2009. Because of the limited partners’ substantive kick-out rights, HMOP was not consolidated from January 2, 2009 through April 30, 2009. During the three months ended June 30, 2009, several non-affiliated limited partners redeemed their interest in HMOP, and the remaining limited partners were no longer deemed to have substantive kick-out rights. As a result, we consolidated HMOP in its consolidated financial statements effective May 1, 2009 through December 31, 2010. HMOP was liquidated on December 31, 2010, with all of its partners redeeming their interests as of that date. The assets of HMOP were distributed to its partners in January 2011. The members of HGC do not have substantive kick-out rights, and therefore, HGC has been consolidated from inception on April 1, 2010. The increase in net income attributable to non-controlling interest reflected an increase of $1.2 million related to HGC, an increase of $0.2 million related to JMP Credit and Cratos CLO, partially offset by a decrease related to HMOP of $0.5 million.

Provision for Income Taxes

For the year ended December 31, 2010 and 2009, we recorded tax expense of $8.6 million and $7.7 million, respectively. The effective tax rate for the years ended December 31, 2010 and 2009 was 40.9% and 37.7%, respectively. The change in the effective tax rate is primarily related to a separate 2009 state tax return for JMP Credit that was filed in 2010.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital and liquidity for the year ended December 31, 2011 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of December 31, 2011, we had net liquid assets of $62.9 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, note payable and non-controlling interest. We have satisfied our capital and liquidity requirements primarily through the net proceeds from the initial public offering and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. At December 31, 2011 and December 31, 2010, we had Level 3 assets (financial instruments whose fair value was determined using unobservable inputs that are not corroborated by market data) of $24.0 million and $14.9 million, respectively, which represented 3.6% and 2.3% of total assets, respectively. Level 3 assets increased by $9.1 million, due to the purchased new assets (primarily private equity securities) of $15.2 million, partially offset by the sale of assets of $1.8 million, the unrealized loss of $0.2 million and by the transfers of certain private equity securities into Level 2 of $4.1 million. These $4.1 million in investments were subsequently transferred into Level 1, reflecting the fair value measurement of these investments being based on quoted market prices without further adjustment. The transfers from Level 3 were a result of the initial public offerings of two positions in HGC.

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

Our maximum exposure to loss of capital on the Cratos acquisition is the original April 7, 2009 investment of $4.0 million plus the $1.8 million paid to repurchase the contingent consideration, plus any earnings retained in Cratos CLO since the acquisition date. However, for U.S. federal tax purposes, Cratos CLO is treated as a disregarded entity such that the taxable income earned in the CLO is taxable to us. If the CLO is in violation of certain coverage tests, mainly any of its over-collateralization ratios, residual cash flows otherwise payable to us as owners of the subordinated notes would be required to be used to buy additional collateral or repay indebtedness senior to us in the securitization. This could require us to pay income tax on earnings prior to the residual cash flow distributions to us.

Cratos CLO must comply with certain asset coverage tests, such as tests that restrict the amount of discounted obligations and obligations rated “CCC” or lower it can hold. During any time the CLO exceeds such a limit, our ability, as the manager of Cratos CLO, to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, defaulted obligations, discounted assets (those purchased below 85% of their par value) and assets rated “CCC” or lower in excess of applicable limits in the CLOs investment criteria are not given full par credit for purposes of calculation of the CLO over-collateralization (“OC”) tests. We were in compliance with all OC tests on the determination dates in 2011, as well as the determination dates November, August and May 2010. However, on the quarterly determination dates in February 2010, November and August 2009, Cratos CLO was in violation of its Class E OC test. In order to remedy the deficiency, we were required to use $10.2 million of the CLOs residual cash flows to pay down Class A note holders, rather than distribute the funds to us as owners of the CLOs subordinated notes. If Cratos CLO were to violate the Class E test, or any more senior tests, we would be required to pay down the most senior notes with the residual cash flows until the violation was cured. In the most extreme case, if the CLO were in violation of the most senior OC test, the Class A note holders would have the ability to declare an event of default and cause an acceleration of all principal and interest outstanding on the notes.

For financial reporting purposes, the loans and asset-backed securities of Cratos CLO are consolidated on our balance sheet. The loans are reported at their cost adjusted for amortization of liquidity discount and credit reserves, both of which were recorded at the Cratos acquisition date, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discount only. At December 31, 2011, we had $410.8 million of loans collateralizing asset-backed securities, net, $3.0 million of loans held for sale, $36.1 million of restricted cash and $1.2 million of interest receivable funded by $381.6 million of asset-backed securities issued, net, and interest payable of $0.6 million. These assets and liabilities represented 67.9% of total assets and 75.8% of total liabilities respectively, reported on our Consolidated Statement of Financial Condition at December 31, 2011.

The tables below summarize the loans held by Cratos CLO grouped by range of outstanding balance, industry and Moody’s Investors Services, Inc. rating category as of December 31, 2011.

(Dollars in thousands)	As of December 31, 2011
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal
$0 – $500	20	8/2015 - 11/2018	$8,583
$500 – $2,000	103	12/2012 - 12/2018	147,598
$2,000 – $5,000	84	4/2013 - 9/2019	250,010
$5,000 – $10,000	6	2/2013 - 3/2016	35,623

Total	213		$441,814

(Dollars in thousands)	As of December 31, 2011
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Healthcare, Education & Childcare	24	$61,543	13.9%
Retail Store	14	35,704	8.1%
Electronics	13	31,721	7.2%
Telecommunications	13	27,638	6.3%
Chemicals, Plastics and Rubber	12	25,336	5.7%
Diversified/Conglomerate Service	15	22,320	5.1%
Beverage, Food & Tobacco	10	20,274	4.6%
Leisure , Amusement, Motion Pictures & Entertainment	8	18,904	4.3%
Personal &Non-Durable Consumer Products	8	18,203	4.1%
Aerospace & Defense	10	17,254	3.9%
Utilities	5	16,723	3.8%
Hotels, Motels, Inns and Gaming	5	15,914	3.6%
Personal, Food & Misc Services	12	14,598	3.3%
Containers, Packaging and Glass	7	14,493	3.3%
Finance	8	11,471	2.6%

(Dollars in thousands)	As of December 31, 2011
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Printing & Publishing	4	11,404	2.6%
Automobile	7	9,829	2.2%
Diversified/Conglomerate Mfg	6	9,643	2.2%
Banking	3	8,777	2.0%
Broadcasting & Entertainment.	3	6,293	1.4%
Mining, Steel, Iron and Non-Precious Metals	3	6,242	1.4%
Machinery (Non-Agriculture, Non-Construction & Non-Electronic)	4	6,029	1.4%
Textiles & Leather	5	5,281	1.2%
Personal Transportation	2	4,969	1.1%
Grocery	3	4,911	1.1%
Buildings and Real Estate	2	4,887	1.1%
Insurance	2	4,352	1.0%
Diversified Natural Resources, Precious Metals and Minerals	1	2,227	0.5%
Ecological	2	1,984	0.4%
Farming & Agriculture	1	1,900	0.4%
Cargo Transport	1	990	0.2%

Total	213	$441,814	100.0%

(Dollars in thousands)	As of December 31, 2011
Moody’s Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
Baa3	1	$4,975	1.1%
Ba1	8	25,858	5.9%
Ba2	19	40,805	9.2%
Ba3	30	68,799	15.6%
B1	71	134,165	30.4%
B2	67	126,205	28.6%
B3	13	24,253	5.5%
Caa1	1	1,356	0.3%
Caa2	2	12,970	2.9%
Caa3	1	2,428	0.5%

Total	213	$441,814	100.0%

Other Liquidity Considerations

As of December 31, 2011 the Company had two term loans with City National Bank (“CNB”) in the aggregate amount of $19.2 million under the Credit Agreement entered into on August 3, 2006 by and between JMP Group LLC, a wholly-owned subsidiary of the Company, and CNB, as amended by Amendment Number One to Credit Agreement, dated as of December 17, 2007, Amendment Number Two to Credit Agreement, dated as of March 25, 2008, Amendment Number Three (the “Third Amendment”), dated as of December 31, 2008, Amendment Number Four to Credit Agreement and Waiver, dated as of January 28, 2010, Amendment Number Five (the “Fifth Amendment”) dated as of April 8, 2011, and Amendment Number Six (the “Sixth Amendment”), dated as of August 24, 2011 (collectively, the “Credit Agreement”). The Credit Agreement also provides for revolving lines of credit, discussed in more detail below.

On December 31, 2010, pursuant to the provisions of the Third Amendment, the outstanding revolving loan of $21.0 million was converted into a single term loan of $21.0 million which will fully mature on December 31,

2013. The outstanding balance on this term loan was $15.7 million as of December 31, 2011. We also had $3.5 million outstanding on the other term loan with CNB as of December 31, 2011. As of December 31, 2010, the revolving line of credit was no longer available for future use by the Company.

Both term loans bear interest at LIBOR plus 2.25%. On May 29, 2010 the Company entered into an interest rate cap with the lender to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the counterparty in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the line of credit and term loan to such rate. The cap had an initial notional principal amount of $27.1 million, indexed to LIBOR and amortizes in accordance with the amortization of the term loan. The notional principal amount of the cap was $19.2 million at December 31, 2011, with a recorded fair value of $7,860. Changes in the fair value are recorded in other comprehensive income.

Under the Fifth Amendment, JMP Securities entered into a $20.0 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. Draws on the revolving line of credit bear interest at the rate of prime and are available through April 8, 2012 on which date, if there is an existing outstanding amount, it converts to a loan that matures on April 8, 2013. There was no borrowing under this line of credit as of December 31, 2011.

Under the Sixth Amendment, JMP Group LLC entered into a new line of credit of up to $30.0 million to the extent the aggregate outstanding balance of all facilities does not exceed $55.0 million. The new line of credit will remain available through August 24, 2013. On such date, any outstanding amount converts into a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity on August 24, 2017. The Sixth Amendment also permits additional investments. We anticipate that the proceeds of this line will be used to fund certain commitments to HCC, to repurchase Company stock and other permitted investments, and for other general working capital purposes. There was no borrowing on this line of credit as of December 31, 2011.

On January 18, 2008, we and certain affiliated entities completed the acquisition of 1.0 million shares of Series A Cumulative Redeemable Convertible preferred stock of New York Mortgage Trust, Inc. (“NYMT”), a publicly traded real estate investment trust (“REIT”) engaged in the investment management of mortgage-backed securities and high credit quality residential adjustable rate mortgage loans, at a price per share of $20.00, for a total of $20.0 million. The investment comprised of $5.0 million from JMP Group Inc., $5.0 million from certain funds managed by HCS, and $10.0 million from JMP Realty Trust (“JMPRT”), which was an affiliated REIT managed by HCS. Concurrent with the acquisition of the preferred shares, we entered into an advisory agreement between HCS and NYMT to manage certain non-agency assets. JMPRT’s investment in NYMT was transferred to HMOP on January 2, 2009. In addition, we invested $4.5 million in the common stock of NYMT on February 14, 2008 via a private investment in public equity (“PIPE”) transaction. The Series A Preferred Stock was convertible into shares of NYMT’s common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 1/2) shares of common stock for each share of Series A Cumulative Redeemable Convertible preferred stock. On December 31, 2010, all of the 1.0 million shares of Series A Cumulative Redeemable Convertible preferred stock of NYMT owned by JMP Group Inc. and certain of its affiliates matured and were redeemed at a price per share of $20.00 for a total of $20.0 million. The advisory agreement was terminated effective July 26, 2010 upon execution of an amended and restated advisory agreement between HCS and NYMT. Under the amended advisory agreement, HCS managed certain assets of NYMT, which were subject to the base advisory fee and incentive fee calculations, and received an annual consulting fee equal to $1.0 million. Under the amended advisory agreement, in order to maintain certain rights under the agreement, we were required to have a minimum $10.0 million of investment commitment in NYMT’s common stock, subject to certain adjustments for variations in NYMT’s stock price subsequent to the effective date of the agreement. This advisory agreement was terminated December 31, 2011, pending certain contingent advisory obligations. At December 31, 2011, we had an investment in NYMT’s common stock of $10.3 million which represented 10.3% of NYMT’s outstanding shares of common stock.

The timing of bonus compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees and managing directors are generally paid semi-monthly during the year, bonus compensation, which makes up a larger portion of total compensation, is generally paid once a year during the first two months of the following year. In February 2011, we paid out $34.2 million of cash bonuses for 2010, excluding employer payroll tax expense. In the first two months of 2012, we paid out $35.5 million of cash bonuses for 2011, excluding employer payroll tax expense.

The Company currently intends to declare quarterly cash dividends on all outstanding shares of common stock. We currently do not plan to pay dividends on unvested shares of restricted stock. Our board of directors declared a quarterly cash dividend of $0.02 per share of common stock in March 2011, $0.025 per share of common stock in May, $0.03 per share of common stock in August and November 2011. Those dividends were paid in April, June, September and December 2011 for the fourth quarter of 2010, the first, second and third quarter of 2011, respectively. The Company does not pay dividends on unvested shares of restricted stock.

During the years ended December 31, 2011 and 2010, the Company repurchased 860,778 and 1,205,991 shares, respectively, of the Company’s common stock at an average price of $7.38 per share and $6.91 per share, respectively, for an aggregate purchase price of $6.4 million and $8.3 million, respectively. Of the total shares repurchased during the years ended December 31, 2011 and 2010, 406,163 shares and 394,005 shares, respectively, were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company.

We had total restricted cash of $48.4 million comprised primarily of $36.1 million of restricted cash at JMP Credit on December 31, 2011. This balance was comprised of $3.8 million in interest received from loans in the CLO and $32.3 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLO. The principal restricted cash will be used to buy additional loans.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule. We use the basic method permitted by the Uniform Net Capital Rule to compute net capital, which generally requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of $38.0 million and $29.7 million, which were $37.0 million and $28.7 million in excess of the required net capital of $1.0 million at December 31, 2011 and 2010, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.26 to 1 and 0.39 to 1 at December 31, 2011 and 2010, respectively.

A condensed table of cash flows for the years ended December 31, 2011 and 2010 is presented below.

	Year Ended December 31,		Change from 2010 to 2011
(Dollars in thousands)	2011	2010	$	%
Cash flows provided by (used in) operating activities	$16,150	$(33,160)	$49,310	148.7%
Cash flows (used in) provided by investing activities	(16,473)	17,622	(34,095)	-193.5%
Cash flows (used in) provided by financing activities	(428)	10,972	(11,400)	-103.9%

Total cash flows	$(751)	$(4,566)	$3,815	83.6%

(Dollars in thousands)	Year Ended December 31,		Change from 2009 to 2010
	2010	2009	$	%
Cash flows (used in) provided by operating activities	$(33,160)	$39,893	$(73,053)	-183.1%
Cash flows provided by investing activities	17,622	3,855	13,767	357.1%
Cash flows provided by (used in) financing activities	10,972	(14,330)	25,302	176.6%

Total cash flows	$(4,566)	$29,418	$(33,984)	-115.5%

Cash Flows for the Year Ended December 31, 2011

Cash decreased by $0.8 million during the year ended December 31, 2011, primarily as a result of cash used in investing activities.

Our operating activities provided $16.2 million of cash from the net loss of $2.8 million, adjusted for the cash used in the change in operating assets and liabilities of $14.5 million and non-cash revenue and expense items of $4.4 million. The non-cash revenue and expense items included net amortization expense of liquidity discount of $21.5 million and stock-based compensation expense of $10.3 million partially offset by a loss on sale and payoff of loans of $17.0 million.

Our investing activities used $16.5 million of cash primarily due to the funding of loans collateralizing ABS issued of $245.9 million, the purchases of other investments of $17.0 million, and an increase of restricted cash reserved for lending of $12.2 million, partially offset by cash provided by sales and payoff of loans collateralizing ABS issued of $229.6 million, and $28.5 million of repayments on loans collateralizing ABS.

Our financing activities used $0.4 million of cash primarily due to proceeds from capital contributions from non-controlling interest holders of $18.4 million, partially offset by issuance of note payable of $7.0 million, the repurchase of our common stock for treasury of $6.4 million, and cash dividends paid to stockholders of $2.3 million.

Cash Flows for the Year Ended December 31, 2010

Cash decreased by $4.6 million during the year ended December 31, 2010, primarily as a result of cash used in operating activities.

Our operating activities used $33.2 million of cash from the net income of $12.4 million, adjusted for the cash used in the change in operating assets and liabilities of $25.9 million and non-cash revenue and expense items of $19.7 million. The non-cash revenue and expense items included gain on sale and payoff of loans of $39.4 million, net amortization expense of liquidity discount of $6.1 million and impairment loss on purchased management contract of $2.8 million.

Our investing activities provided $17.6 million of cash primarily due to cash provided by the following: sales of other investments of $46.1 million, $15.0 million of which represents proceeds from the redemption of Series A Cumulative Redeemable Convertible preferred stock of NYMT, sales and payoff of loans collateralizing ABS issued of $256.6 million, repayments on loans collateralizing ABS issued of $72.5 million and net change in restricted cash reserved for lending activities of $10.9 million, partially offset by cash used in the following: funding of loans collateralizing ABS issued of $339.9 million, purchases of other investments of $24.5 million and purchase of management contract of $3.8 million.

Our financing activities provided $11.0 million of cash primarily due to proceeds from issuance of note payable of $18.9 million and capital contributions from non-controlling interest holders of $8.6 million, partially offset by repurchase of our common stock for treasury of $8.3 million, repayment of asset-backed securities issued of $3.5 million, repayment of a note payable of $1.7 million, cash dividends paid to stockholders of $1.2 million and purchase of subsidiary shares from non-controlling interest holders of $0.8 million.

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

Our investing activities provided $3.9 million of cash, which primarily due to cash provided by sales and payoff of loans collateralizing ABS of $93.3 million, repayments on loans collateralizing ABS issued of $53.4 million, net change in restricted cash reserved for lending activities of $9.0 million, and sales of other investments of $13.4 million, partially offset by cash used in funding of loans collateralizing ABS issued of $156.1 million, purchases of other investments of $7.5 million and purchase of Cratos of $2.1 million (net of cash owned by Cratos at acquisition).

Our financing activities used $14.3 million of cash primarily due to cash provided by two draw downs on our revolving note with City National Bank (CNB) totaling $6.1 million and sales of asset-backed securities issued of $1.0 million, partially offset by repayment of asset- backed securities issued of $6.8 million, repurchase of our common stock for treasury of $5.4 million, repayments on and repurchase of a note payable (contingent consideration payable) of $1.8 million, scheduled repayments on a term loan of $1.7 million, repayment of one of the draw downs on our revolving note of $4.0 million and dividends paid to non-controlling interests of $1.3 million.

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

Contractual Obligations and Commitments

The following table provides a summary of our contractual obligations and commitments as of December 31, 2011:

(in thousands)	Payments Due by Period:
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Note payable	$19,222	$8,736	$10,486	$0	$0
CLO Notes due 2021	431,003	0	0	0	431,003
Contractual interest payments (1)	50,611	5,686	10,786	10,646	23,493
Operating lease obligations	22,288	2,582	6,846	6,663	6,197
Purchase obligations	201	65	131	5	0
Commitments to lend (2)	21,930	21,930	0	0	0
Commitments under standby letters of credit (3)	248	248	0	0	0

Total payments	$545,503	$39,247	$28,249	$17,314	$460,693

(1)	Estimated future interest payments related to note payable and CLO Notes based on applicable interest rates as of December 31, 2011.
(2)	Unsettled trades to purchase loans at JMP Credit. The funds for such unsettled trades are included in restricted cash on the Consolidated Statement of Financial Condition at December 31, 2011.
(3)	Conditional commitments issued by JMP Credit to guarantee the performance by a borrower to a third party. The cash collateral supporting these standby letters of credit is included in restricted cash on the Consolidated Statement of Financial Condition at December 31, 2011.

Off-Balance Sheet Arrangements

In connection with Cratos CLO, the Company had unfunded commitments to lend of $3.2 million and zero and standby letters of credit of $0.2 million and $0.4 million as of December 31, 2011 and 2010, respectively. These commitments do not extend to JMP Group Inc.

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

We had no other material off-balance sheet arrangements as of December 31, 2011. However, as described below under “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued and small business loans, are recorded at fair value or amounts that approximate fair value. Marketable securities owned, Other investments, including warrant positions and investments in partnerships in which HCS is the general partner, and Marketable securities sold, but not yet purchased, are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item Principal transactions in the accompanying Consolidated Statements of Operations.

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

In September 2009, the FASB issued amended accounting principles related to fair value measurements of investments in certain entities that calculate net asset value per share. The amended accounting principles permit, as a practical expedient, an entity to estimate the fair value of investments in certain entities using the net asset value per share of such entities. The Company estimates the fair value of its investments in private investment funds managed by third parties using the net asset value per share of those funds.

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

The following tables summarize our marketable securities and other investments, as presented in our Consolidated Statements of Financial Condition, by valuation methodology as of December 31, 2011:

			Other Investments (3)
(in thousands)	Marketable Securities Owned, at Market Value (1)	Marketable Securities Sold, But Not Yet Purchased, at Market Value (2)	General Partner in Hedge Funds	General Partner in Fund of Funds	Limited Partner in Private Equity Fund	Warrants	Equity securities	Total Other Investments	Total Marketable Securities and Other Investments
Fair values based on:
Quoted market prices	$24,309	$10,921	$0	$0	$0	0	$0	$0	$35,230
Black Scholes credit adjusted valuation	0	0	0	0	0	0	0	0	0
Black Scholes options valuation	0	0	0	0	0	617	0	617	617
Observable market based inputs	0	0	24,072	0	0	0	0	24,072	24,072
Valuation determined by third party general partners	0	0	0	102	2,585	0	0	2,687	2,687
Comparable public company metrics discounted for private company market illiquidity	0	0	0	0	0	0	24,133	24,133	24,133

Totals	$24,309	$10,921	$24,072	$102	$2,585	617	$24,133	$51,509	$86,739

			Other Investments (3)
(in thousands)	Marketable Securities Owned, at Market Value (1)	Marketable Securities Sold, But Not Yet Purchased, at Market Value (2)	General Partner in Hedge Funds	General Partner in Fund of Funds	Limited Partner in Private Equity Fund	Warrants	Equity securities	Total Other Investments	Total Marketable Securities and Other Investments
Fair values based on:
Quoted market prices	100.0%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	40.6%
Black Scholes credit adjusted valuation	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Black Scholes options valuation	0.0%	0.0%	0.0%	0.0%	0.0%	1.2%	0.0%	1.2%	0.7%
Observable market based inputs	0.0%	0.0%	46.7%	0.0%	0.0%	0.0%	0.0%	46.7%	27.8%
Valuation determined by third party general partners	0.0%	0.0%	0.0%	0.2%	5.0%	0.0%	0.0%	5.2%	3.1%
Comparable public company metrics discounted for private company market illiquidity	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	46.9%	46.9%	27.8%

Totals	100.0%	100.0%	46.7%	0.2%	5.0%	1.2%	46.9%	100.0%	100.0%

(1)	Marketable securities owned consist mainly of U.S. listed and OTC equity securities.
(2)	Marketable securities sold, but not yet purchased consist mainly of U.S. listed and OTC equity securities.
(3)	Other investments consist of general partnership interests in hedge funds and funds of funds managed by HCS, limited partnership interests in private investment funds managed by third parties that invest in predominately private securities and warrants in public and private common stock.

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

Purchased Management Contract

Purchased management contract relates to the CLO contract the Company purchased from Princeton Advisory Group, Inc. on September 8, 2010 and is included in other assets on the Consolidated Statements of Financial Condition. The purchased management contract was amortized over its estimated life. The Company tests the purchased management contract for impairment whenever events or changes in circumstances suggest that the asset’s carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value. See Note 9 to the consolidated financial statements for more information.

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

For those loans deemed impaired as of the date of the acquisition, the total discount from unpaid principal balance to fair value consists of a non-accretable credit discount and an accretable liquidity discount. For the remaining loans acquired through the purchase of Cratos the discount to fair value was all accretable liquidity discount as the discount was not attributable to credit quality. For both types of loans the accretable portion of the discount is recognized into interest income as an adjustment to the yield of the loan over the contractual life of the loan using the interest method. For those loans deemed impaired as of the date of the acquisition, such accretion is discontinued when the net realizable value becomes equal or less than the carrying value. For the remaining loans acquired through the purchase of Cratos, such accretion is discontinued when the loan becomes impaired.

The Company continues to estimate the cash flows expected to be collected over the life of the loans acquired through the purchase of Cratos. If, upon subsequent evaluation, the Company believes it is unable to collect all cash flows expected at the acquisition date plus additional cash flows expected to be collected arising from changes in estimate after the acquisition, the loan is considered impaired for purposes of applying the authoritative guidance under GAAP on loss contingencies or, if applicable, the authoritative guidance under GAAP on loan impairment. Loans considered impaired at the acquisition date of Cratos can only continue to be assessed in accordance with the authoritative guidance under GAAP on loan impairment. If, based on current information and events, it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, the Company will first reduce any remaining valuation allowance (or allowance for loan losses) for the loan established after its acquisition for the increase in the present value of cash flows expected to be collected. Then the Company will recalculate the amount of accretable yield for the loan as the excess of the revised cash flows expected to be collected over the sum of (a) the initial investment less (b) cash collected less (c) write-downs plus (d) amount of yield accreted to date. The Company will adjust the amount of accretable yield by reclassification from non-accretable discount. The adjustment is accounted for as a change in estimate, with the amount of periodic accretion adjusted over the remaining life of the loan. The resulting yield is then used as the effective interest rate in any subsequent accounting.

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

The accrual of interest on loans is discontinued when principal or interest payments are 90 days or more past due or when, in the opinion of management, reasonable doubt exists as to the full collection of principal and/or interest. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Any reversals of income from previous years are recorded against the allowance for loan losses. When the Company receives a cash interest payment on a non-accrual loan, it is applied as a reduction of the principal balance. Non-accrual loans are returned to accrual status when the borrower becomes current as to principal and interest and have demonstrated a sustained period of payment performance. The amortization of loan fees is discontinued on non-accrual loans and may be considered for write-off. Depending on the terms of the loan, a fee may be charged upon a prepayment which is recognized in the period of the prepayment.

Allowance for Loan Losses

The Company maintains an allowance for loan losses that is intended to estimate loan losses inherent in its loan portfolio. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses is maintained at a level, in the opinion of management, sufficient to offset estimated losses inherent in the loan portfolio as of the date of the financial statements. The appropriateness of the allowance and the allowance components are reviewed quarterly. The Company’s estimate of each allowance component is based on observable information and on market and third-party data that the Company believes are reflective of the underlying loan losses being estimated.

In accordance with the authoritative guidance under GAAP on loss contingencies, the Company provides a base allowance on a loan by loan basis for loans at JMP Credit that are not impaired and were purchased after the Cratos acquisition. The Company employs internally developed and third-party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default), which are used in developing an appropriate allowance for loan losses. The Company performs periodic detailed reviews of its loan portfolio to identify risks and to assess the overall collectability of loans.

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

Asset-backed Securities Issued

Asset-backed securities issued (“ABS”) were issued to third parties from Cratos CLO securitization structure which the Company consolidates for financial reporting purposes as of the April 7, 2009 acquisition date. At the acquisition date, the ABS were recorded at fair value with a liquidity discount from the principal balance outstanding to the fair value recorded. The liquidity discount is amortized into interest expense over the maturity of the ABS using the interest method.

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

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $24.3 million as of December 31, 2011. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $10.9 million as of December 31, 2011. The net potential loss in fair value for our marketable equity securities portfolio as of December 31, 2011, using a hypothetical 10% decline in prices, is estimated to be approximately $1.3 million. In addition, as of December 31, 2011, we have invested $25.4 million of our own capital in our funds, which are invested primarily in publicly traded equity securities. The net potential loss in fair value for our investments at December 31, 2011, using a hypothetical 10% decline in the funds’ investment portfolios, is estimated to be approximately $2.5 million

Interest Rate Risk

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2011, the Company maintained effective internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in its report appearing on page 83, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

JMP Group Inc.

In our opinion, the accompanying Consolidated Statements of Financial Conditions and the related Consolidated Statements of Operations, Statements of Changes in Equity and Cash Flows present fairly, in all material respects, the financial position of JMP Group Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, CA

March 8, 2012

JMP Group Inc.

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	As of December 31,
	2011	2010
Assets
Cash and cash equivalents	$70,363	$71,114
Restricted cash and deposits (includes cash on deposit with clearing broker of $255 at December 31, 2011 and 2010)	48,440	47,718
Receivable from clearing broker	1,138	1,331
Investment banking fees receivable, net of allowance for doubtful accounts of zero at December 31, 2011 and 2010	2,539	9,764
Marketable securities owned, at fair value	24,309	23,748
Incentive fee receivable	2,097	763
Other investments (of which $51,517 and $38,672 at fair value at December 31, 2011 and 2010, respectively)	51,706	38,702
Loans held for sale	2,957	0
Loans held for investment, net of allowance for loan losses	0	813
Small business loans, net of allowance for loan losses	7,477	0
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	410,770	400,763
Interest receivable	1,358	1,163
Fixed assets, net	2,285	1,481
Deferred tax assets	26,221	33,430
Other assets	8,961	7,998

Total assets	$660,621	$638,788

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$10,921	$10,669
Accrued compensation	38,143	37,424
Asset-backed securities issued	381,556	351,322
Interest payable	651	570
Note payable	19,222	26,209
Deferred tax liability	23,214	37,099
Other liabilities	30,430	33,443

Total liabilities	504,137	496,736

Redeemable Non-controlling Interest	50	0
Commitments and Contingencies
JMP Group Inc. Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,409,644 and 22,069,741 shares issued at December 31, 2011 and 2010, respectively; 21,947,353 and 21,737,367 shares outstanding at December 31, 2011 and 2010, respectively	22	22
Additional paid-in capital	132,944	128,151
Treasury stock, at cost, 462,291 and 332,374 shares at December 31, 2011 and 2010, respectively	(3,011)	(2,210)
Accumulated other comprehensive loss	(102)	(63)
(Accumulated deficit)/Retained earnings	(148)	4,696

Total JMP Group Inc. stockholders’ equity	129,705	130,596
Nonredeemable Non-controlling Interest	26,729	11,456

Total equity	156,434	142,052

Total liabilities and equity	$660,621	$638,788

See accompanying notes to consolidated financial statements

JMP Group Inc.

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities (“VIE”) included in total assets and total liabilities above:

	As of December 31,
	2011	2010
Restricted cash	$36,137	$23,821
Loans held for sale	2,957	0
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	410,770	400,763
Interest receivable	1,191	1,162
Deferred tax assets	8,567	15,685
Other assets	40	41

Total assets of consolidated VIE	$459,662	$441,472

Asset-backed securities issued	381,556	351,322
Interest payable	601	545
Deferred tax liability	21,791	34,110
Other liabilities	2,042	379

Total liabilities of consolidated VIE	$405,990	$386,356

The asset-backed securities issued by the VIE are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, the assets of the VIE can only be used to settle the obligations of the VIE.

See accompanying notes to consolidated financial statements

JMP Group Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues
Investment banking	$46,114	$45,577	$39,924
Brokerage	25,461	28,259	34,004
Asset management fees	19,785	12,231	20,148
Principal transactions	1,615	3,421	18,517
Gain on sale and payoff of loans	17,020	39,363	22,268
Gain on repurchase of asset-backed securities issued	0	0	4,705
Gain on bargain purchase	0	0	1,179
Net dividend income	1,365	2,248	2,521
Other income	4,336	3,466	2,593

Non-interest revenues	115,696	134,565	145,859

Interest income	33,356	45,162	35,370
Interest expense	(35,747)	(33,687)	(25,924)

Net interest income (expense)	(2,391)	11,475	9,446

Provision for loan losses	(1,944)	(1,327)	(5,821)

Total net revenues after provision for loan losses	111,361	144,713	149,484

Non-interest expenses
Compensation and benefits	89,017	95,708	105,179
Administration	6,649	5,752	5,050
Brokerage, clearing and exchange fees	4,735	5,110	5,284
Travel and business development	3,681	3,447	2,396
Communications and technology	3,988	3,969	3,892
Occupancy	2,927	2,666	2,448
Professional fees	2,955	3,080	3,589
Depreciation	721	635	746
Impairment loss on purchased management contract	700	2,750	0
Other	426	611	555

Total non-interest expenses	115,799	123,728	129,139

Net income (loss) before income tax expense	(4,438)	20,985	20,345
Income tax expense (benefit)	(1,670)	8,577	7,663

Net income	(2,768)	12,408	12,682
Less: Net income (loss) attributable to nonredeemable non-controlling interest	(257)	2,805	1,872

Net income (loss) attributable to JMP Group Inc.	$(2,511)	$9,603	$10,810

Net income (loss) attributable to JMP Group Inc. per common share:
Basic	$(0.11)	$0.44	$0.52
Diluted	$(0.11)	$0.43	$0.49
Dividends declared per common share	$0.105	$0.055	$0.04
Weighted average common shares outstanding:
Basic	22,118	21,646	20,791
Diluted	23,069	22,396	22,137

See accompanying notes to consolidated financial statements

JMP Group Inc.

Consolidated Statements of Changes in Equity

(In thousands)

	JMP Group Inc. Stockholders’ Equity
	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Nonredeemable Non-controlling Interest	Comprehensive Income	Total Equity
	Shares	Amount

Balance, December 31, 2008	22,070	$22	$(10,711)	$125,940	$(10,130)	$0	$7,951	$8,921	$113,072
Net income	0	0	0	0	10,810	0	1,872	12,682	12,682
Additional paid-in capital—stock-based compensation	0	0	0	(481)	0	0	0	0	(481)
Additional paid-in capital—excess tax benefit related to stock-based compensation	0	0	0	666	0	0	0	0	666
Cash dividends paid to shareholders	0	0	0	0	(835)	0	0	0	(835)
Purchases of shares of common stock for treasury	0	0	(5,404)	0	0	0	0	0	(5,404)
Reissuance of shares of common stock from treasury	0	0	11,755	0	(997)	0	0	0	10,758
Sale of subsidiary shares to non-controlling interest holders	0	0	0	0	0	0	374	0	374
Dividends paid to non-controlling interest holders	0	0	0	0	0	0	(1,285)	0	(1,285)
Reorganization/dissolution of subsidiaries (Note 2)	0	0	0	0	0	0	(3,896)	0	(3,896)

Balance, December 31, 2009	22,070	$22	$(4,360)	$126,125	$(1,152)	$0	$5,016	$21,603	$125,651
Net income	0	0	0	0	9,603	0	2,805	12,408	12,408
Additional paid-in capital—stock-based compensation	0	0	0	1,282	0	0	0	0	1,282
Additional paid-in capital—excess tax benefit related to stock-based compensation	0	0	0	(332)	0	0	0	0	(332)
Cash dividends paid to shareholders	0	0	0	0	(1,199)	0	0	0	(1,199)
Purchases of shares of common stock for treasury	0	0	(8,338)	0	0	0	0	0	(8,338)
Reissuance of shares of common stock from treasury	0	0	7,956	939	(1)	0	0	0	8,894
Sale of subsidiary shares to non-controlling interest holders	0	0	0	0	0	0	10,251	0	10,251
Purchase of subsidiary shares from non-controlling interest holders	0	0	2,532	137	(2,373)	0	(2,738)	0	(2,442)
Unrealized loss on cash flow hedge, net of tax	0	0	0	0	0	(63)	0	(63)	(63)
Dividends paid to non-controlling interest holders	0	0	0	0	(182)	0	(475)	0	(657)
Reorganization/dissolution of subsidiaries (Note 2)	0	0	0	0	0		(3,403)		(3,403)

JMP Group Inc.

Consolidated Statements of Changes in Equity—(Continued)

(In thousands)

	JMP Group Inc. Stockholders’ Equity
	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Nonredeemable Non-controlling Interest	Comprehensive Income	Total Equity
	Shares	Amount

Balance, December 31, 2010	22,070	$22	$(2,210)	$128,151	$4,696	$(63)	$11,456	$33,948	$142,052
Net income	0	0	0	0	(2,511)	0	(257)	(2,768)	(2,768)
Additional paid-in capital—stock-based compensation	0	0	0	804	0	0	0	0	804
Additional paid-in capital—excess tax benefit related to stock-based compensation	0	0	0	(335)	0	0	0	0	(335)
Cash dividends paid to shareholders	0	0	0	0	(2,333)	0	0	0	(2,333)
Purchases of shares of common stock for treasury	0	0	(6,353)	0	0	0	0	0	(6,353)
Reissuance of shares of common stock from treasury	0	0	5,552	433	0	0	0	0	5,985
Common stock issued	340	0	0	3,891	0	0	0	0	3,891
Distributions to non-controlling interest holders	0	0	0	0	0	0	(2,828)	0	(2,828)
Unrealized gain on cash flow hedge, net of tax	0	0	0	0	0	(39)	0	(39)	(39)
Capital contributions from non-controlling interest holders (1)	0	0	0	0	0	0	18,358	0	18,358

Balance, December 31, 2011	22,410	$22	$(3,011)	$132,944	$(148)	$(102)	$26,729	$31,141	$156,434

(1)	Excludes $50.4 thousand attributable to redeemable non-controlling interest.

See accompanying notes to consolidated financial statements

JMP Group Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$(2,768)	$12,408	$12,682
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,944	1,327	5,821
Accretion of deferred loan fees	(1,317)	(1,580)	(977)
Amortization of liquidity discount, net	21,513	6,093	1,561
Gain on sale and payoff of loans	(17,020)	(39,363)	(22,268)
Gain on repurchase of asset-backed securities issued	0	0	(4,705)
Change in other investments:
Fair value	409	(2,069)	(10,779)
Incentive fees reinvested in general partnership interests	(6,414)	(700)	(4,734)
Realized gain on other investments	(793)	0	0
Impairment loss on purchased management contract	700	2,750	0
Depreciation and amortization of fixed assets	721	635	746
Stock-based compensation expense	10,303	7,576	9,759
Deferred income taxes	(5,673)	5,677	6,978
Gain on bargain purchase	0	0	(1,179)
Net change in operating assets and liabilities:
(Increase) decrease in interest receivable	(195)	(117)	163
Decrease (increase) in receivables	7,554	(4,761)	(1,941)
Decrease (increase) in marketable securities	(561)	(17,849)	8,688
Decrease (increase) in restricted cash (excluding restricted cash reserved for lending activities), deposits and other assets	10,333	(20,587)	8,684
Increase (decrease) in marketable securities sold, but not yet purchased	252	9,622	(4,630)
Increase (decrease) in interest payable	81	45	(703)
Increase (decrease) in accrued compensation and other liabilities	(2,919)	7,733	36,727

Net cash provided by (used in) operating activities	16,150	(33,160)	39,893

Cash flows from investing activities:
Purchases of fixed assets	(1,525)	(771)	(724)
Purchase of management contract	0	(3,750)	0
Investment in subsidiary	0	0	(2,089)
Purchases of other investments	(16,985)	(24,540)	(7,486)
Sales of other investments	8,771	46,083	13,358
Funding of loans collateralizing asset-backed securities issued	(245,907)	(339,859)	(156,086)
Funding of small business loans	(8,000)	0	0
Sale and payoff of loans collateralizing asset-backed securities issued	229,626	256,552	93,301
Principal receipts on loans collateralizing asset-backed securities issued	28,475	72,530	53,397
Principal receipts on loans held for investment	1,290	450	270
Net change in restricted cash reserved for lending activities	(12,218)	10,927	9,012
Cash associated with consolidation / deconsolidation of subsidiaries	0	0	902

Net cash (used in) provided by investing activities	(16,473)	17,622	3,855

See accompanying notes to consolidated financial statements

JMP Group Inc.

Consolidated Statements of Cash Flows—(Continued)

	Year Ended December 31,
	2011	2010	2009
Cash flows from financing activities:
Proceeds from issuance of note payable	0	18,900	6,100
Repayment of note payable	(6,987)	(1,736)	(5,736)
Repayment and repurchase of contingent consideration payable	0	0	(1,899)
Sale of asset-back securities issued	0	0	996
Repurchase of asset-backed securities issued	0	0	(555)
Repayment of asset-backed securities issued	0	(3,475)	(6,762)
Cash dividends paid to stockholders	(2,333)	(1,199)	(835)
Purchases of shares of common stock for treasury	(6,353)	(8,338)	(5,404)
Capital contributions of redeemable non-controlling interest holders	50	0	0
Capital contributions of nonredeemable non-controlling interest holders	18,358	8,616	300
Distributions to non-controlling interest shareholders	(2,828)	(657)	(1,284)
Purchase of subsidiary shares from non-controlling interest holders	0	(807)	0
Proceeds from exercises of stock options	0	0	83
Excess tax benefit related to stock-based compensation	(335)	(332)	666

Net cash (used in) provided by financing activities	(428)	10,972	(14,330)

Net (decrease) increase in cash and cash equivalents	(751)	(4,566)	29,418
Cash and cash equivalents, beginning of period	71,114	75,680	46,262

Cash and cash equivalents, end of period	$70,363	$71,114	$75,680

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5,382	$5,423	$5,776
Cash paid during the period for taxes	$5,128	$2,091	$730
Non-cash investing and financing activities:
Reissuance of shares of common stock from treasury related to vesting of restricted stock units and exercises of stock options	$2,332	$5,165	$6,405
Fair value of noncash assets acquired in the Cratos acquisition	$0	$0	$376,372
Fair value of noncash liabilities assumed in the Cratos acquisition	$0	$0	$370,776
Membership interest in LSC III, LLC (“LSC”) received in full satisfaction of a non-revolving credit note (Note 2)	$0	$0	$2,435

See accompanying notes to consolidated financial statements

JMP GROUP INC.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

1. Organization and Description of Business

JMP Group Inc., together with its subsidiaries (collectively, the “Company”), is an independent investment banking and asset management firm headquartered in San Francisco, California. JMP Group Inc. completed its initial public offering (“IPO”) on May 16, 2007, and also completed a corporate reorganization (the “Reorganization”), which is described in greater detail in the Registration Statement on Form S-1 (File No. 333-140689) (the “Registration Statement”) filed with the Securities and Exchange Commission (“SEC”) in connection with the IPO. The Company conducts its brokerage business through JMP Securities LLC (“JMP Securities”), its asset management business through Harvest Capital Strategies LLC (“HCS”), its corporate credit business through JMP Credit Corporation (“JMP Credit”), JMP Credit Advisors LLC (“JMPCA”) and the newly formed entity Harvest Capital Credit LLC (“HCC”), and certain principal investments through JMP Capital LLC (“JMP Capital”). The above entities are wholly-owned subsidiaries, with the exception of HCC, which is a partly-owned subsidiary. JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. Effective April 7, 2009, through JMP Credit, the Company completed the acquisition of 100% of the membership interests of Cratos Capital Partners, LLC (which changed its name to JMP Credit Advisors LLC on July 12, 2010) and its subsidiaries, including Cratos Capital Management, LLC (collectively, “Cratos”), a manager of collateralized loan obligations (“CLO”), together with certain securities of Cratos CLO I, Ltd. (“Cratos CLO”). See Note 2 for further details regarding the ownership of Cratos CLO.

2. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements and accompanying notes present the consolidated financial condition of the Company as of December 31, 2011 and December 31, 2010. Consolidated results of operations, stockholders’ equity and cash flows are presented for the Company for the years ended December 31, 2011, 2010 and 2009.

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities, HCS, JMP Capital, JMP Credit, JMPCA, and the partially-owned subsidiaries Harvest Growth Capital LLC (“HGC”) (effective April 1, 2010), Cratos CLO and HCC (effective August 18, 2011), Harvest Mortgage Opportunities Partners (“HMOP”) (from May 1, 2009 through December 31, 2010), Opportunity Acquisition Corp. (through December 31, 2009), a special purpose acquisition corporation, or “SPAC”, formed for the purpose of acquiring one or more businesses through a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination. HMOP was liquidated on December 31, 2010, with all of its partners redeeming their interests as of that date. On December 31, 2010, HMOP was liquidated, with all of its partners redeeming their interests as of that date. The assets of HMOP were distributed to its partners in January 2011. The Company was the sponsor of the SPAC. The SPAC was liquidated on December 31, 2009 with no distribution of assets to the Company or non-controlling interest holders due to its accumulated loss. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Non-controlling interest on the Consolidated Statements of Financial Condition at December 31, 2011 relates to the interest of third parties in Cratos CLO, HCC, and HGC, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest on the Consolidated Statements of Financial Condition at December 31, 2010 relates to the interest of third parties in Cratos CLO and HGC, partially-owned subsidiaries consolidated in our financial statements. On August 6, 2010, the Company and individual employee security holders (the “Unitholders”) of JMP Credit entered into an Exchange Agreement providing for, among other things, an offer to buy the minority interest units and shares in JMP Credit held by the Unitholders in exchange for a combination of (i) restricted common stock of the Company par value $.001 per share, (ii) cash and (iii) certain Cratos CLO subordinated notes in such amounts as elected by the Unitholder. In connection with the Exchange Agreement, the Company issued an aggregate of 381,310 shares of restricted stock to the Unitholders and the Company received all the remaining units and shares of JMP Credit that it did not previously own. The restricted stock and the Cratos CLO notes are subject to limitations on transfer and repurchase rights of the Company in the event of certain terminations of the Unitholder’s employment with the Company or its affiliates through June 1, 2013. As a result of this transaction, the Company’s ownership of JMP Credit increased from approximately 93% to 100% and the Company’s ownership of Cratos CLO decreased from 100% to approximately 94% effective August 6, 2010.

On August 18, 2011, HCS formed HCC to make direct investments in the form of subordinated debt and, to a lesser extent, senior debt and minority equity investments, in privately-held U.S. small to mid-size companies. HCS acts as its investment advisor, earning a base management fee equal to 2% annually of the gross assets acquired with equity. HCS does not charge a base management fee on assets funded through the Company’s line of credit. JMP Credit Advisors provides HCC with its administrative services, and is reimbursed its expenses, including the allocable percentage of the compensation costs for the employees performing services under the agreement. The Company and affiliates owned approximately 80% of HCC at December 31, 2011. The Company consolidates HCC into its consolidated financial statements.

JMPRT was a real estate investment trust that was formed in June 2006. As of December 31, 2008, the Company owned 49.5% of JMPRT and certain employees owned 20.1%. Because of its ownership and management position, the Company consolidated JMPRT and recorded a non-controlling interest through December 31, 2008. On January 2, 2009, all of the assets and liabilities within JMPRT were transferred to HMOP, a hedge fund managed by HCS. HMOP is a Delaware limited partnership organized for the purposes of investing in real estate-related assets which may include investments in residential or commercial mortgages or loans, real estate and other assets, loans and participation in loans of all types, other specialty mortgage products, and securities. HCS is the general partner of HMOP. Because of substantive kick-out rights, the Company, as the general partner, did not control HMOP and therefore did not consolidate HMOP from January 2, 2009 through April 30, 2009. During the quarter ended June 30, 2009, several non-affiliated limited partners redeemed their interest in HMOP, and the remaining limited partners were no longer deemed to have substantive kick-out rights. As a result, the Company consolidated HMOP in its consolidated financial statements effective May 1, 2009. HMOP was liquidated on December 31, 2010, with all of its partners redeeming their interests as of that date. The assets of HMOP were distributed to its partners in January 2011.

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

On January 18, 2008, JMP Group Inc. and certain unconsolidated affiliates completed the acquisition of 1.0 million shares of Series A Cumulative Redeemable Convertible preferred stock of New York Mortgage Trust, Inc. (“NYMT”), a publicly traded real estate investment trust (“REIT”) engaged in the investment management of mortgage-backed securities and high credit quality residential adjustable rate mortgage loans, at a price per share of $20.00, for a total of $20.0 million. The investment comprised of $5.0 million from JMP Group Inc., $5.0 million from certain funds managed by HCS, and $10.0 million from JMPRT. Concurrent with the acquisition of the preferred shares, the Company entered into an advisory agreement between HCS and NYMT to manage certain non-agency assets. JMPRT’s investment in NYMT was transferred to HMOP on January 2, 2009. In addition, JMP Group Inc. invested $4.5 million in the common stock of NYMT on February 14, 2008 via a private investment in public equity (“PIPE”) transaction. The Series A Preferred Stock was convertible into shares of NYMT’s common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 1 / 2) shares of common stock for each share of Series A Preferred Stock. On December 31, 2010, all of the 1.0 million shares of Series A Cumulative Redeemable Convertible preferred stock of NYMT owned by JMP Group Inc. and certain of its affiliates were redeemed at a price per share of $20.00 for a total of $20.0 million. The advisory agreement was terminated effective July 26, 2010 upon execution of an amended and restated advisory agreement between HCS and NYMT. Under the amended advisory agreement, HCS managed certain assets of NYMT, which were subject to the base advisory fee and incentive fee calculations, and received an annual consulting fee equal to $1.0 million. Under the amended advisory agreement, the Company had a minimum $10.0 million of investment commitment in NYMT’s common stock, subject to certain adjustments for variations in NYMT’s stock price subsequent to the effective date of the agreement. As of December 31, 2011, the advisory agreement was terminated, pending certain contingent advisory obligations. At December 31, 2011, we had an investment in NYMT’s common stock of $10.3 million which represented 10.3% of NYMT’s outstanding shares of common stock. Because of its current ownership and management position, the Company does not consolidate NYMT. Refer to Exhibit 99.3 for NYMT financial information.

Revision to 2010 Consolidated Financial Statements

In preparing the consolidated financial statements for the quarter ended March 31, 2011, the Company discovered an error that impacted the Company’s previously issued consolidated financial statements for the second quarter of 2010, the third quarter of 2010 and for the year ended December 31, 2010. The net after tax effect of this error together with errors previously identified, was an understatement of net income of $0.7 million for the year ended December 31, 2010 ($31,000 for the second quarter of 2010, $384,000 for the third quarter of 2010 and $327,000 for the fourth quarter of 2010). The adjustments were primarily related to the newly identified error, a difference in the determination of taxable income, causing a $0.6 million impact to income tax expense for the year ended December 31, 2010 ($31,000 for the second quarter of 2010, $397,000 for the third quarter of 2010 and $148,000 for the fourth quarter of 2010.) The Company evaluated these errors and concluded that they did not, individually or in the aggregate, result in a material misstatement of the company’s previously issued consolidated financial statements. However, the Company also concluded that the effect of correcting the errors in the first quarter of 2011 would have been misleading to the users of the financial statements for the quarter ended March 31, 2011 and expected results for the year ended December 31, 2011. Accordingly, the Company has determined to revise, in this report, its previously reported Consolidated Statements of Financial Condition as of June 30, 2010, September 30, 2010 and December 31, 2010 and its Consolidated Statements of Operations and Changes in Equity for the periods ended June 30, 2010, September 30, 2010 and December 31, 2010 to adjust for these errors. The effect of this revision had no impact on our Consolidated Statement of Cash Flows.

A summary of the revisions to the Consolidated Financial Statements as of June 30, 2010, September 30, 2010 and December 31, 2010 is as follows:

	As Previously Reported	Adjustment	As Revised
(In thousands, except per common share data)
Consolidated Statements of Operation

	For the Three Months Ended June 30, 2010
Income tax expense	$2,133	$(31)	$2,102
Net income	2,983	31	3,014
Net income attributable to JMP Group Inc.	2,185	31	2,216
Net income attributable to JMP Group Inc. per common share:
Basic	$0.10	$0.00	$0.10
Diluted	$0.10	$0.00	$0.10

	For the Six Months Ended June 30, 2010
Income tax expense	$3,522	$(31)	$3,491
Net income	5,003	31	5,034
Net income attributable to JMP Group Inc.	3,903	31	3,934
Net income attributable to JMP Group Inc. per common share:
Basic	$0.18	$0.00	$0.18
Diluted	$0.17	$0.01	$0.18

Consolidated Statements of Financial Condition
	As of June 30, 2010
Deferred tax assets	$41,994	$31	$42,025
Total assets	580,836	31	580,867
Retained earnings	2,203	31	2,234
Total JMP Group Inc. stockholders’ equity	121,276	31	121,307
Total equity	131,541	31	131,572
Total liabilities and equity	580,836	31	580,867

Consolidated Statements of Changes in Equity
	For the Six Months Ended June 30, 2010
Net Income	$3,903	$31	$3,934
Retained Earnings- Balance, June 30, 2010	2,203	31	2,234

	As Previously Reported	Adjustment	As Revised
(In thousands, except per common share data)

Consolidated Statements of Operation
	For the Three Months Ended September 30, 2010
Interest income	$11,525	$(23)	$11,502
Net interest income	2,986	(23)	2,963
Total net revenues after provision for loan losses	32,681	(23)	32,658
Income before income tax expense	4,579	(23)	4,556
Income tax expense	1,943	(407)	1,536
Net income	2,636	384	3,020
Net income attributable to JMP Group Inc.	1,431	384	1,815
Net income attributable to JMP Group Inc. per common share:
Basic	$0.07	$0.01	$0.08
Diluted	$0.06	$0.02	$0.08

	For the Nine Months Ended September 30, 2010
Interest income	$36,106	$(23)	$36,083
Net interest income	11,017	(23)	10,994
Total net revenues after provision for loan losses	100,745	(23)	100,722
Income before income tax expense	13,103	(23)	13,080
Income tax expense	5,464	(438)	5,026
Net income	7,639	415	8,054
Net income attributable to JMP Group Inc.	5,334	415	5,749
Net income attributable to JMP Group Inc. per common share:
Basic	$0.25	$0.02	$0.27
Diluted	$0.24	$0.02	$0.26

Consolidated Statements of Financial Condition
	As of September 30, 2010
Deferred tax assets	$37,727	$438	$38,165
Total assets	603,303	438	603,741
Other liabilities	28,289	23	28,312
Total liabilities	470,779	23	470,802
Retained earnings	753	415	1,168
Total JMP Group Inc. stockholders’ equity	122,124	415	122,539
Total equity	132,524	415	132,939
Total liabilities and equity	603,303	438	603,741

Consolidated Statements of Changes in Equity
	For the Nine Months Ended September 30, 2010
Net Income	$5,334	$415	$5,749
Retained Earnings—Balance, September 30, 2010	753	415	1,168

	As Previously Reported	Adjustment	As Revised
(In thousands, except per common share data)

Consolidated Statements of Operation
	For the Year Ended December 31, 2010
Investment banking revenues	$45,519	$58	$45,577
Non-interest revenues	134,507	58	134,565
Interest income	45,209	(47)	45,162
Net interest income	11,522	(47)	11,475
Total net revenues after provision for loan losses	144,702	11	144,713
Travel and business development	3,401	46	3,447
Administration	5,767	(15)	5,752
Professional fees	3,380	(300)	3,080
Total non-interest expenses	123,997	(269)	123,728
Income before income tax expense	20,705	280	20,985
Income tax expense	9,039	(462)	8,577
Net income	11,666	742	12,408
Net income attributable to JMP Group Inc.	8,861	742	9,603
Net income attributable to JMP Group Inc. per common share:
Basic	$0.41	$0.03	$0.44
Diluted	$0.40	$0.03	$0.43

Consolidated Statements of Financial Condition
	As of December 31, 2010
Investment banking fees receivable	$9,706	$58	$9,764
Deferred tax assets	32,542	(35)	32,507
Other assets	8,008	(10)	7,998
Total assets	637,852	13	637,865
Other liabilities	34,172	(729)	33,443
Total liabilities	496,542	(729)	495,813
Retained earnings	3,954	742	4,696
Total JMP Group Inc. stockholders’ equity	129,854	742	130,596
Total equity	141,310	742	142,052
Total liabilities and equity	637,852	13	637,865

Consolidated Statements of Changes in Equity
	For the Year Ended December 31, 2010
Net Income	$8,861	$742	$9,603
Retained Earnings—Balance, December 31, 2010	3,954	742	4,696

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

Revenue Recognition

Investment banking revenues

Investment banking revenues consist of underwriting revenues, strategic advisory revenues and private placement fees, and are recorded when the underlying transaction is completed under the terms of the relevant agreement. Underwriting revenues arise from securities offerings in which the Company acts as an underwriter and include management fees, selling concessions and underwriting fees, net of related syndicate expenses. Management fees and selling concessions are recorded on the trade date, which is typically the day of pricing an offering (or the following day) and underwriting fees, net of related syndicate expenses, at the time the underwriting is completed and the related income is reasonably determinable. For these transactions, management estimates the Company’s share of the transaction-related expenses incurred by the syndicate, and recognizes revenues net of such expense. On final settlement, typically 90 days from the trade date of the transaction, these amounts are adjusted to reflect the actual transaction-related expenses and the resulting underwriting fee. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. If management determines that a transaction is likely not to be completed, deferred expenses related to that transaction are expensed at that time. In connection with some underwritten transactions, the Company may hold in inventory, for a period of time, equity positions to facilitate the completion of the underwritten transactions. Realized and unrealized net gains and losses on these positions are recorded within investment banking revenues. Strategic advisory revenues primarily include success fees on closed merger and acquisition transactions, as well as retainer fees, earned in connection with advising on both buyers’ and sellers’ transactions. Fees are also earned for related advisory work and other services such as providing fairness opinions and valuation analyses. Strategic advisory revenues are recorded when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially complete, the fees are determinable and collection is reasonably assured. Private placement fees are related to non-underwritten transactions such as private placements of equity securities, PIPE, Rule 144A private offerings and trust preferred securities offerings, and are recorded on the closing date of the transaction. Un-reimbursed expenses associated with strategic advisory and private placement transactions, net of client reimbursements, are recorded in the Consolidated Statements of Operations within various expense captions other than compensation expense.

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

Asset Management Fees

Asset management fees for hedge funds, hedge funds of funds, private equity funds, HCC and NYMT consist of base management fees and incentive fees. The Company recognizes base management fees on a monthly basis over the period in which the investment services are performed. Base management fees earned by the Company are generally based on the fair value of assets under management and the fee schedule for each fund and account. Base management fees for hedge funds and hedge funds of funds are calculated at the investor level using their quarter-beginning capital balance adjusted for any contributions or withdrawals. Base management fees for private equity funds are calculated at the investor level using their aggregate capital commitments during the commitment period, which is generally three years from first closing, and on invested capital following the commitment period. Base management fees for HCC are calculated based on the average value of our gross assets, reduced by the amount outstanding on its credit facility with JMP Group LLC, at the end of the two most recently completed calendar quarters. Refer to Note 10 for further information relating to this credit facility. The Company also earns incentive fees for hedge funds and hedge funds of funds that are based upon the performance of investment funds and accounts. Such fees are either a specified percentage of the total investment return of a fund or account or a percentage of the excess of an investment return over a specified highwater mark or hurdle rate over a defined performance period. For most funds, the highwater mark is calculated using the greatest value of a partner’s capital account as of the end of any performance period, increased for contributions and decreased for withdrawals. Incentive fees are recognized as revenue at the end of the specified performance period. The performance period used to determine the incentive fee is quarterly for the hedge funds and NYMT, and annually for the hedge funds of funds managed by HCS. Generally, the incentive fees are reinvested in the investment funds in which the Company holds a general partner investment. The incentive fees are not subject to any contingent repayments to investors or any other clawback arrangements. Incentive fees for private equity funds and HCC are based on a specified percentage of realized gains from the disposition of each portfolio investment in which each investor participates, and are earned by the Company after returning contributions by the investors for that portfolio investment and for all other portfolio investments in which each such investor participates that have been disposed of at the time of distribution. For both private equity funds and HCC, fees are eliminated upon consolidation.

Asset management fees for the two CLOs the Company managed through the year consisted of senior and subordinated base management fees. For one of the CLOs, the Company earns incentive fees in the event that specified cumulative investment returns are achieved, but such investment returns have not been achieved yet. The Company recognizes base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As the Company consolidates Cratos CLO, the management fees earned at JMPCA from Cratos CLO are eliminated on consolidation in accordance with GAAP. In December 2011, one of the CLOs initiated liquidation proceedings. See Note 9 for additional information regarding this liquidation.

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

The Company’s principal transaction revenues for these categories for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Equity and other securities	$1,449	$4,281	$10,293
Warrants and other investments	(674)	(1,362)	(220)
Investment partnerships	840	502	8,444

Total principal transaction revenues	$1,615	$3,421	$18,517

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

Gain on Bargain Purchase

A bargain purchase gain was recognized upon the acquisition of Cratos by JMP Credit Corporation on April 7, 2009. This gain represents the difference between the fair value of net assets acquired and the consideration to the sellers.

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

Restricted Cash and Deposits

Restricted cash and deposits include principal and interest payments that are collateral for the asset-backed securities issued by Cratos CLO. They also include proceeds from short sales deposited with brokers that cannot be removed unless the securities are delivered, cash collateral supporting standby letters of credit issued by JMP Credit, cash on deposit for operating leases, and cash on deposit with JMP Securities’ clearing broker. In addition, as of December 31, 2010, restricted cash and deposits included cash distributions payable to non-controlling interest holders of HMOP of $10.5 million. HMOP was liquidated on December 31, 2010, with all of its partners redeeming their interests as of that date.

Restricted cash consisted of the following at December 31, 2011 and 2010:

	As of December 31,
(In thousands)	2011	2010
Principal and interest payments held as collateral for asset-backed securities issued	$35,889	$23,442
Cash collateral supporting standby letters of credit	248	379
Cash collateral supporting indemnity agreement (Note 9)	0	1,000
Proceeds from short sales	10,920	10,669
Cash distributions payable to non-controlling interest holders	0	10,514
Deposit with clearing broker	255	255
Deposits for operating leases	1,128	1,459

	$48,440	$47,718

Receivable from Clearing Broker

The Company clears customer transactions through another broker-dealer on a fully disclosed basis. At both December 31, 2011 and December 31, 2010, the receivable from clearing broker consisted solely of commissions related to securities transactions.

Investment Banking Fees Receivable

Investment banking fees receivable include receivables relating to the Company’s investment banking or advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis. Investment banking fees receivable which are deemed to be uncollectible are charged off and the charge-off is deducted from the allowance. The allowance for doubtful accounts related to investment banking fees receivable were zero at December 31, 2011, 2010 and 2009. The following table summarizes activities in the allowance for doubtful accounts for the years ended December 31, 2011, 2010 and 2009.

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Expenses	Deductions (Charge- Off, net of Recoveries)	Balance at End of Period
Year ended December 31, 2011	$0	$0	$0	$0
Year ended December 31, 2010	0	0	0	0
Year ended December 31, 2009	78,579	0	(78,579)	0

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

Most of the Company’s financial instruments, other than loans collateralizing asset-backed securities issued, small business loans, loans held for investment, asset-backed securities issued and investment in HuaMei Capital Company, Inc. (redeemed in December 2010), Sanctuary Wealth Services LLC, and the commercial mortgage originator sponsored by JMP Capital are recorded at fair value or amounts that approximate fair value. See Note 4 for the description of our investments in Sanctuary Wealth Services LLC and a commercial mortgage originator sponsored by JMP Capital.

Marketable securities owned, other investments at fair value, and marketable securities sold, but not yet purchased are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item principal transactions in the accompanying Consolidated Statements of Operations.

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

Marketable securities owned and securities sold, but not yet purchased, consist of U.S. listed and over-the-counter (“OTC”) equity securities. Other investments include investments in private investment funds managed by the Company and investments in private investment funds managed by third parties. Such investments held by non-broker-dealer entities are accounted for under the equity method based on the Company’s share of the earnings (or losses) of the investee. The financial position and operating results of the private investment funds are generally determined on an estimated fair value basis. Generally, securities are valued (i) at their last published sale price if they are listed on an established exchange or (ii) if last sales prices are not published, at the highest closing “bid” price (for securities held “long”) and the lowest closing “asked” price (for “short” positions) as recorded by the composite tape system or such principal exchange, as the case may be. Where the general partner determines that market prices or quotations do not fairly represent the value of a security in the investment fund’s portfolio (for example, if a security is a restricted security of a class that is publicly traded) the general partner may assign a different value. The general partner will determine the estimated fair value of any assets that are not publicly traded.

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

The Company follows the authoritative guidance included in GAAP on the fair value option which provides companies with a choice to report selected financial assets and financial liabilities at fair value. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in the Consolidated Statements of Operations. The Company elected to apply the fair value option to our investments in NYMT convertible preferred and common stock. The primary reason for electing the fair value option was to measure these gains on our investments on the same basis as our other equity securities, all of which are stated at fair value.

Dividends received during the years ended December 31, 2011 and 2010 of $1.4 million and $2.2 million, respectively, were recorded in net dividend income on the Consolidated Statement of Operations. For the years ended December 31, 2011 and 2010, the Company recorded unrealized gains of $0.4 million and $0.2 million, respectively, on the above investments in NYMT. The unrealized gains on the investments in NYMT are reported in Principal Transactions in the Consolidated Statements of Operation.

Derivative Financial Instruments

The Company entered into a derivative contract in order to hedge the interest rate exposure of its short-term and long-term borrowings. Currently, the Company does not enter into derivative contracts for any other purposes. Derivative financial instruments are recorded in the Consolidated Statements of Financial Condition at fair value. At the inception of the contract, the Company designated and documented the derivative contract as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). For this cash flow hedge, the Company records changes in the fair value of the derivative to the extent that it is effective in other comprehensive (loss) income and subsequently reclassifies these changes in fair value to net income in the same period(s) that the hedged transaction affects earnings. Such reclassification from other comprehensive income (loss) to earnings is recorded in the same financial statement category as the hedged item. The Company formally documents at inception its hedge relationships, including identification of the hedging instruments and the hedged items, its risk management objectives, strategy for undertaking the hedge transaction and the Company’s evaluation of effectiveness of its hedged transactions. Periodically, the Company also formally assesses whether the derivative designated in each hedging relationship is expected to be and has been highly effective in offsetting changes in cash flows of the hedged item using the dollar offset method. If the Company determines that a derivative is not highly effective as a hedge, it discontinues hedge accounting.

Fair Value Hierarchy

In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The Company generally utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company provides the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial instrument assets and liabilities carried at fair value have been classified and disclosed in one of the following three levels of fair value hierarchy:

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

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. A description of the valuation techniques utilized for the fair value of the financial instruments in this category is as follows:

•	General partner investment in funds of funds and limited partner investment in mortgage and private equity funds: determined by net asset value provided by third-party general partners;

•	Investment in NYMT convertible preferred stock: determined by the Company using the Black-Scholes credit adjusted valuation model on Bloomberg;

•	Warrants: determined by the Company using the Black-Scholes Options Valuation model, and

•	Private equity securities: HGC and JMP Capital investment in private companies, determined by the Company using comparable public company metrics discounted for private company market illiquidity.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as “Level 3.”

Loans

Accounting guidance requires that the Company present and disclose certain information about its financing receivables by portfolio segment and/or by class of receivables. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine the allowance for credit losses. A class of financing receivables is defined as the level of information (below a portfolio segment) that enables a reader to understand the nature and extent of exposure to credit risk arising from financing receivables. The Company’s portfolio segments are loans held for sale, loans held for investment, small business loans and loans collateralizing asset-backed securities issued. The Company has treated the loans held for investment as single classes given the small size of the respective loan portfolios as of December 31, 2011. The classes within the loans held for sale, small business loans, and loans collateralizing asset-backed securities issued portfolio segment are Asset Backed Loan (“ABL”), ABL – stretch, Cash Flow and Enterprise Value.

Loans Held for Sale

Loans that the Company intends to sell in the foreseeable future are designated as loans held for sale. Once identified as such, the loans are recorded at the lower of cost or market. A quarterly evaluation is performed on a specific identification basis. The Company employs anticipated cash flows, discounted at an appropriate market credit adjusted interest rate to determine the fair value of the loans held for sale. Internally developed and third-party estimation tools are used to measure credit risk (loan ratings, probability of default, and exposure at default). An allowance is not recorded for loans held for sale as the determination of fair value incorporates the credit risk calculation. The adjustment to the lower of cost or market is recognized in the Consolidated Statements of Operations in the gain on sale and payoff of loans. All loans held for sale are considered performing as of December 31, 2011.

Loans Held for Investment

Loans held for investment are carried at their unpaid principal balance, net of any allowance for credit losses or deferred loan origination or commitment fees. For loans held for investment, the Company establishes and maintains an allowance for credit losses based on management’s estimate of credit losses in our loans as of each reporting date. The Company records the allowance against loans held for investment on a specific identification basis. Loans are charged off against the reserve for credit losses if the principal is deemed not recoverable within a reasonable timeframe. Loan origination and commitment fees are deferred and recognized into interest income in the Consolidated Statements of Operations over the life of the related loan. The Company does not accrue interest on loans which are in default for more than 90 days and loans for which the Company expects full principal payments may not be received. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Any reversals of income from previous years are recorded against the allowance for loan losses. When the Company receives a cash interest payment on a non-accrual loan, it is applied as a reduction of the principal balance. Non-accrual loans are returned to accrual status when the borrower becomes current as to principal and interest and has demonstrated a sustained period of payment performance. The amortization of loan fees is discontinued on non-accrual loans. The Company applies the above non-accrual policy consistently to all loans classified as loans held for investment without further disaggregation. Loans that are deemed to be uncollectible are charged off and the charged-off amount is deducted from the allowance.

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

For those loans deemed impaired as of the date of the acquisition, the total discount from outstanding principal balance to fair value consists of a non-accretable credit discount and in most cases an accretable liquidity (or market value) discount. For the remaining loans acquired through the purchase of Cratos, any discounts to fair value were recorded as accretable liquidity discounts as they were not attributable to credit impairment. For both types of loans, the accretable portion of the discount is recognized into interest income as an adjustment to the yield of the loan over the contractual life of the loan using the interest method. For those loans deemed impaired as of the date of the acquisition, such accretion is discontinued when the net realizable value becomes equal or less than the carrying value. For the remaining loans acquired through the purchase of Cratos, contractual interest and such discount accretion is discontinued when the loan becomes impaired.

The Company continues to estimate the cash flows expected to be collected over the life of the loans acquired through the purchase of Cratos. If, upon subsequent evaluation, the Company believes it is unable to collect all cash flows expected at the acquisition date plus additional cash flows expected to be collected arising from changes in the estimate after the acquisition, the loan is considered impaired. Loans considered impaired at the acquisition date of Cratos continue to be assessed in accordance with the authoritative guidance under GAAP on loan impairment. If, based on current information and events, it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, the Company will first reduce any remaining credit discounts (including allowances for loan losses) for the loans established after its acquisition for the increase in the present value of cash flows expected to be collected. Then the Company will recalculate the amount of accretable yield for the loan as the excess of the revised cash flows expected to be collected over the sum of (a) the initial investment, less (b) cash collected, less (c) write-downs, plus (d) amount of yield accreted to date. The Company will adjust the amount of accretable yield by reclassification from non-accretable discount. The adjustment is accounted for as a change in estimate, with the amount of periodic accretion adjusted over the remaining life of the loan. The resulting yield is then used as the effective interest rate in any subsequent accounting.

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

The accrual of interest on loans is discontinued when principal or interest payments are 90 days or more past due or when, in the opinion of management, reasonable doubt exists as to the full collection of principal and/or interest. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Any reversals of income from previous years are recorded against the allowance for loan losses. When the Company receives a cash interest payment on a non-accrual loan, it is applied as a reduction of the principal balance. Non-accrual loans are returned to accrual status when the borrower becomes current as to principal and interest and has demonstrated a sustained period of payment performance. The amortization of loan fees is discontinued on non-accrual loans and may be considered for write-off. Depending on the terms of the loan, a fee may be charged upon a prepayment which is recognized in the period of the prepayment. The Company applies the above non-accrual policy consistently to all loans classified as loans collateralizing asset-backed securities issued without further disaggregation.

Restructured loans are considered a troubled debt restructuring (“TDR”) if the Company, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company may receive an asset from the debtor in a TDR, but the value of the asset received is typically significantly less than the amount of the debt forgiven. The Company has received equity interest in certain debtors as compensation for reducing the loan principal balance in some cases.

Allowance for Loan Losses

The Company maintains an allowance for loan losses that is intended to estimate loan losses inherent in its loan portfolio. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses consists of two components: estimated loan losses for specifically identified loans and estimated loan losses inherent in the remainder of the portfolio. Loans held for investment are evaluated on a loan by loan basis. The Company’s remaining loan portfolio consists primarily of loans made to small to middle market, privately owned companies. Loans made to these companies generally have higher risks compared to larger, publicly traded companies who have greater access to financial resources. The allowance for loan losses is maintained at a level, in the opinion of management, sufficient to offset estimated losses inherent in the loan portfolio as of the date of the financial statements. The appropriateness of the allowance and the allowance components are reviewed quarterly. The Company’s estimate of each allowance component is based on observable information and on market and third-party data that the Company believes are reflective of the underlying loan losses being estimated. Given these considerations, the Company believes that it is necessary to reserve for estimated loan losses inherent in the portfolio.

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

For those loans held by Cratos at the date of acquisition by JMP Credit, and deemed impaired at that date or a subsequent date, allowance for loan losses is calculated considering two further factors. For loans deemed impaired at the date of acquisition if there is a further decline in expected future cash flows, the reduction is recognized as a specific reserve in accordance with the guidance above. For those loans deemed impaired subsequent to the acquisition date, if the net realizable value is lower than the current carrying value, then the carrying value is reduced and the difference is recorded as provision for loan losses. If the total discount from unpaid principal balance to carrying value is larger than the expected loss at the date of assessment, no provision for loan losses is recognized. In addition, the Company provides an allowance on a loan by loan basis at JMP Credit for loans that were purchased after the Cratos acquisition. The Company employs internally developed and third-party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default), which are used in developing an appropriate allowance for loan losses. The Company performs periodic detailed reviews of its loan portfolio to identify risks and to assess the overall collectability of loans.

Loans that are deemed to be uncollectible are charged off and the charged-off amount is deducted from the allowance.

In determining the required allowance for loan losses inherent in the portfolio, the following factors are considered: 1) the expected loss severity rate for each class of loans, 2) the current Moody’s Investors Service (“Moody’s”) rating and related probability of default, 3) the existing liquidity discount on the loans (when applicable), 4) internal loan ratings, and 5) loan performance.

•

Expected loss severity rate for each class of loans: The Company’s loans are classified as either ABL, ABL—stretch, Cash Flow or Enterprise Value. The loss severity given a default is expected to be the least on a conforming ABL loan since the value of the collateral is typically enough to satisfy most of the amount owed. For ABL—stretch loans, the loss severity given a default is expected to be higher than for a conforming ABL loan because of less collateral coverage. For Cash flow loans, the loss severity given a default is expected to be higher than ABL—stretch loans since generally less collateral coverage is provided for this class of loans. For Enterprise Value loans, the loss severity given a default is expected to be the highest, assuming that if the obligor defaults there has probably been a significant loss of enterprise value in the business as well.

•

Moody’s rating and related probability of default: If there is not already a published rating on one of our loans, the Company engages Moody’s to assign the loan a credit estimate factor/or rating. Moody uses factors such as, but not limited to, the borrower’s leverage, use of proceeds, cash flows, growth rate, industry condition, concentration of risks, EBITDA margins and others factors. The lower the rating a loan carries, the higher the risk. Moody’s publishes a probability of default for each rating class. The higher the loan is rated the less probability there is of a default. The Company updates Moody’s rating assigned to a loan whenever Moody’s changes its published rating for the loan.

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

•	Internal loan ratings for Loans collateralizing asset-backed securities issued and Loans held for sale: The Internal Rating System is an internal portfolio monitoring mechanism allowing the Company to proactively manage portfolio risk and minimize losses. In evaluating these loans, the Company uses six account rating categories: Performing, Moderate Risk, Watch List, Sub-Standard, Non-Accrual and Charge off. Performing and Moderate Risk indicate lower risks while Non-Accrual and Default indicate higher risks. Internal ratings are updated at least quarterly. The following describes each of the Company’s internal ratings:

Performing	Financial and collateral performance is good with no adverse trends or weakening factors noted. There is sufficient loan liquidity, with positive cash flow. Reporting is accurate and timely.
Moderate Risk	Collateral and financial performance is good; some adverse trends may have begun to develop. There is sufficient loan liquidity, with breakeven or better cash flow. The quality and timeliness of reporting is still sufficient.
Watch List	Negative trends in financial performance, collateral quality and/or reporting accuracy and timeliness. Loan liquidity has begun to deteriorate. Positive cash flow is low and restructuring of capital structure may be required.
Sub-Standard	Negative trends in financial performance, collateral quality and/or reporting accuracy and timeliness. Loan liquidity has deteriorated requiring periodic over advance accommodations. Cash flow is negative and turnaround efforts have been implemented or account may be in bankruptcy. Specific reserve is needed.
Non-Accrual	Probability of a turnaround is doubtful or the account is in liquidation. Recovery of interest is unlikely and principal is doubtful. Specific reserve is needed.
Charge Off	Considered uncollectible and the continuance of full asset value is not warranted. This does not mean that the asset has absolutely no recovery value but a portion of the principal loan, if not all, should be written off even though a recovery may be affected in the future.

•

Internal loan ratings for HCC loans: The Internal Rating System is an internal portfolio monitoring mechanism allowing the Company to proactively manage portfolio risk and minimize losses. In evaluating the HCC loans, the Company uses five account rating categories: 1 through 5. Internal ratings of 1 and 2 indicate lower risks while ratings between 3 and 5 indicate higher risks. Internal ratings are updated at least quarterly. The following describes each of the Company’s internal ratings:

1	Investment exceeding expectations and/or a capital gain is expected.
2	Investment generally performing in accordance with expectations.
3	Investment performing below expectations and requires closer monitoring.
4	Investment performing below expectations where a higher risk of loss exists.
5	Investment performing significantly below expectations where the Company expects to experience a loss.

•	Performance ratings:

Performing	Non-impaired loans
Non-performing	Impaired loans

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

Purchased Management Contract

Purchased management contract relates to the CLO contract the Company purchased from Princeton Advisory Group, Inc. on September 8, 2010 and was included in other assets on the Consolidated Statements of Financial Condition at December 31, 2010. The purchased management contract is amortized over its estimated life. The Company tests the purchased management contract for impairment whenever events or changes in circumstances suggest that the asset’s carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value. The CLO initiated liquidation proceedings in December 2011. See Note 9 for more information.

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

The fair value of restricted stock units (“RSUs”) is determined based on the closing price of the underlying stock on the grant date, discounted for future dividends not expected to be paid on unvested units during the vesting period. If applicable, a liquidity discount for post-vesting transfer restrictions is also applied.

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

3. Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2011-05: Presentation of Other Comprehensive Income was issued to increase the prominence of other comprehensive income in financial statements, by eliminating the option to report other comprehensive income in the statement of changes in stockholder’s equity. The standard requires comprehensive income to be reported in either a single statement that presents the components of net income, the components of other comprehensive income, and total comprehensive income, or in two consecutive statements. This standard was scheduled to be effective for periods starting after December 15, 2011. However, ASU 2011-12: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The adoption of ASU 2011-05 will result in the disclosure of other comprehensive income outside the statement of changes in stockholder’s equity.

ASU 2011-04: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS. The adoption of ASU 2011-04 gives fair value the same meaning between GAAP and International Financial Reporting Standards (IFRS), and improves consistency of disclosures relating to fair value. As a result of this standard, an entity is required to add more robust disclosures regarding the sensitivity of fair value measurements categorized within Level 3 of the fair value hierarchy. The standard is effective for interim periods beginning after December 15, 2011. The adoption of ASU 2011-04 is expected to result in additional disclosures within our future consolidated financial statements.

ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. In April 2011, the FASB issued ASU No. 2011-02, which amended the accounting guidance for troubled debt restructurings. The new standard provides additional guidance for creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The standard sets the effective dates for troubled debt restructuring disclosures required by recent guidance on credit quality disclosures. The standard is effective for interim and annual periods beginning on or after June 15, 2011, and is applied to modifications occurring on or after the beginning of the annual period of adoption. For purposes of measuring impairments of receivables that are considered impaired as a result of applying the new guidance, the standard should be applied prospectively for the interim or annual period beginning on or after June 15, 2011. The adoption of ASU 2011-02 did not have a material impact on the Company’s consolidated financial position or results of operations.

ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU 2010-20. The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance became effective for interim and annual periods ending after June 15, 2011. The deferral in ASU 2011-01 was effective January 19, 2011. The adoption of ASU 2011-01 did not have a material impact on the Company’s consolidated financial position or results of operations.

4. Marketable Securities and Other Investments

Financial Instruments at Fair Value

The following tables provide fair value information related to the Company’s financial assets and liabilities at December 31, 2011 and 2010:

	Assets at Fair Value as of
	December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Marketable securities owned:
Equity securities	$24,309	$0	$0	$24,309

Total marketable securities owned	$24,309	$0	$0	$24,309

Other investments:
General partner investment in hedge funds	$0	$24,072	$0	$24,072
General partner investment in funds of funds	0	0	102	102

Total general partner investment in funds	0	24,072	102	24,174
Limited partner investment in private equity fund	0	0	2,585	2,585
Warrants and Other	0	0	617	617
Equity securities held by HGC and JMP Capital	3,426	0	20,707	24,133
Interest rate cap	8	0	0	8

Total other investments	$3,434	$24,072	$24,011	$51,517

	Liabilities at Fair Value as of
	December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Marketable securities sold, but not yet purchased	$10,921	$0	$0	$10,921

	Assets at Fair Value as of
	December 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Marketable securities owned:
Equity securities	$23,748	$0	$0	$23,748

Total marketable securities owned	$23,748	$0	$0	$23,748

Other investments:
General partner investment in hedge funds	$0	$23,629	$0	$23,629
General partner investment in funds of funds	0	0	102	102

Total general partner investment in funds	0	23,629	102	23,731
Limited partner investment in private equity fund	0	0	3,063	3,063
Warrants	0	0	532	532
Equity securities held by HGC and JMP Capital	0	0	11,245	11,245
Interest rate cap	101	0	0	101

Total other investments	$101	$23,629	$14,942	$38,672

	Liabilities at Fair Value as of
	December 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Marketable securities sold, but not yet purchased	$10,669	$0	$0	$10,669

The following tables provide a reconciliation of the beginning and ending balances for the assets at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010:

(In thousands)	Balance as of December 31, 2010	Purchases	Sales	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers in/(out) of Level 3	Balance as of December 31, 2011	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$102	$0	$0	$0	$0	$102	$0
Limited partner investment in private equity fund	3,063	32	(157)	(353)	0	2,585	(353)
Warrants and Other	532	17	0	67	0	616	67
Equity securities held by HGC and JMP Capital	11,245	15,184	(1,651)	53	(4,123)	20,708	(553)

Total Level 3 assets	$14,942	$15,233	$(1,808)	$(233)	$(4,123)	$24,011	$(267)

(1)	No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

(In thousands)	Balance as of December 31, 2009	Purchases	Sales	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers in/(out) of Level 3	Balance as of December 31, 2010	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$2,933	$0	$(2,950)	$119	$0	$102	$119
Limited partner investment in private equity fund	2,476	85	(50)	552	0	3,063	552
Limited partner investment in mortgage fund	1,147	0	(1,210)	63	0	0	63
Investment in NYMT convertible preferred stock (2)	15,000	0	(15,000)	0	0	0	0
Warrants	0	0	0	532	0	532	532
Equity securities held by
HGC and JMP Capital	2,321	9,049	(2,098)	1,973	0	11,245	1,973

Total Level 3 assets	$23,877	$9,134	$(21,308)	$3,239	$0	$14,942	$3,239

(1)	No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.
(2)	The shares of NYMT convertible preferred stock held by JMP Group Inc. and HMOP were redeemed at a price per share of $20.00 for a total of $15.0 million on December 31, 2010.

Purchases and sales of Level 3 assets shown above were recorded at fair value at the date of the transaction.

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

There were two transfers into Level 2 from Level 3 of $4.1 million for the year ended December 31, 2011, which were a result of the initial public offerings of two investments in HGC. These $4.1 million in investments were subsequently transferred into Level 1 from Level 2 during the year ended December 31, 2011, reflecting the fair value measurement of these investments being based on quoted market prices without further adjustment. There were no transfers in or out of Level 1, Level 2 or Level 3 during the year ended December 31, 2010.

The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to Level 3 assets still held at the end of the period are reported in Principal Transactions in the accompanying Consolidated Statements of Operations.

Included in other investments are investments in partnerships in which one of the Company’s subsidiaries is the investment manager and general partner. The Company accounts for these investments using the equity method as described in Note 2. The Company’s proportionate share of those investments is included in the tables above. In addition, other investments include warrants, and two investments in funds managed by third parties. The investments in private investment funds managed by third parties are generally not redeemable at the option of the Company. As of December 31, 2011, the Company had unfunded investment commitments of $0.1 million related to private investment funds managed by third parties.

Investments at Cost

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

During the years ended December 31, 2010 and 2011, the Company invested $0.8 million and $0.3 million, respectively, in a newly formed commercial mortgage originator for the commencement of a commercial loan origination program. The Company carried its investment in the newly formed entity at cost within other investments on the Consolidated Statements of Financial Condition and evaluates the investment for impairment on a quarterly basis. In the fourth quarter of 2010 and the first quarter of 2011, the Company determined its investment in the entity was impaired and recorded an impairment loss of $0.8 million and $0.3 million, respectively. In the fourth quarter of 2011, the private commercial mortgage originator was dissolved.

Derivative Financial Instruments

On May 29, 2010, the Company entered into an interest rate cap with City National Bank (the “Lender”) to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the Lender in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the line of credit and term loan to such rate. On July 1, 2010, the Company designated the interest rate cap as a cash flow hedge of the interest rate risk of a total of $27.1 million of outstanding borrowings with the Lender as of that date. The notional principal amount of the cap was $19.2 million at December 31, 2011. See Note 10 for the information pertaining to the Company’s borrowing from the Lender.

The interest rate cap is recorded at fair value in other investments on the Consolidated Statements of Financial Condition, with unrealized gains and losses recorded as other comprehensive income. For the year ended December 31, 2011, the Company recorded $93,218 of other comprehensive loss representing unrealized loss on the interest rate cap. In addition, during the year ended December 31, 2011, $54,696 was reclassified from accumulated other comprehensive income into interest expense as amortization of the interest cap.

5. Loans Held for Investment

Loans held for investment at December 31, 2011 is comprised of one loan note. At December 31, 2010, loans held for investment was comprised of two loan notes and advances on one non-revolving credit note commitment. Given the small size of this loan portfolio segment, the Company reviews credit quality of the loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loan.

Non-Impaired Loans

As of December 31, 2010, the Company had a $0.8 million advance, respectively, on a $1.3 million non-revolving commitment to a public non-traded REIT. The advance had an interest at the rate of 20.0% per annum as of that date. This advance was fully paid in June 2011. As of December 31, 2011 and 2010, the Company had no unfunded credit commitments.

Impaired Loans

The Company had one loan note outstanding at December 31, 2011, which was a participation interest in a loan made by JMPRT to a client during 2007. The loan was collateralized by real estate related assets, and had an interest rate of 20.0% per annum, payable monthly in arrears. The principal of the loan was due and payable on December 1, 2007, but was extended until September 2008 for an additional fee at the borrower’s option and in connection with a partial repayment. At December 31, 2008, the outstanding principal balance of $0.8 million was in default and the loan note was deemed impaired and was place on non-accrual status. The Company recorded a loan loss provision of $0.4 million in the third quarter of 2008, $0.1 million in the fourth quarter of 2009 and $0.3 million in the third quarter of 2010. The Company sought recovery of the loan through bankruptcy court and recovered $0.5 million in the fourth quarter of 2011. Further recovery of the loan is being sought; however, considering the legal cost it expects to incur, the Company believes that any significant net recovery is doubtful. The recorded investment, outstanding principal and related allowance balance of the loan note were each $0.4 million at December 31, 2011 and $0.9 million at December 31, 2010. No interest income was recorded on this impaired loan for the years ended December 31, 2011 and 2010.

The following table presents components of loans held for investment, net on the Consolidated Statements of Financial Condition at December 31, 2011 and 2010:

	As of December 31,
(In thousands)	2011	2010
Loans held for investment	$380	$1,670
Allowance for loan losses	(380)	(857)

Total loans held for investment, net	$0	$813

A summary of the activity in the allowance for loan losses for the years ended December 31, 2011 and 2010 is as follows:

	Year Ended December 31,
(In thousands)	2011	2010
Balance at beginning of period	$(857)	$(4,285)
Provision for loan losses	0	(330)
Loans charged off	0	3,758
Recoveries	477	0

Balance at end of period	$(380)	$(857)

The Company determined the fair value of loans held for investment to be zero and $0.8 million as of December 31, 2011 and 2010, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

6. Small Business Loans

Small business loans consist of loans held at HCC. HCC was formed to generate both current income and capital appreciation by primarily making direct investments in the form of subordinated debt, and, to a lesser extent, senior debt and minority equity investments in small to mid-size companies. As of December 31, 2011, the $7.5 million loans outstanding were commercial loans. The following table summarizes the components of this small business loan receivable balance:

(In thousands)	December 31, 2011
Small business loans	$8,000
Allowance for loan losses	(216)
Deferred loan fees	(307)

Small business loans, net	$7,477

The Company, at least on a quarterly basis, reviews and evaluates the credit quality of each loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody’s rating, 2) current internal rating and 3) performance. The review follows a similar methodology as the review over loans collateralizing asset-backed securities issued. Refer to Note 2 for the policy and methodology used in determining an allowance for loan losses and further descriptions of the credit quality factors analyzed.

Cash Flow (CF)
(In thousands)	December 31, 2011
Moody’s rating:
B1 - B3	4,000
NR	4,000

Total:	$8,000

Internal rating:
2	8,000

Total:	$8,000

Performance:
Performing	$8,000

Total:	$8,000

A summary of the activity in the allowance for loan losses for the year ended December 31, 2011 is as follows:

(In thousands)	Year Ended December 31, 2011
Balance at beginning of period	$0
Provision for loan losses	(216)
Loans charged off	0
Recoveries	0

Balance at end of period	$(216)

At December 31, 2011, the fair value of small business loans receivable approximated carrying value.

7. Loans Collateralizing Asset-backed Securities Issued and Loans Held for Sale

Loans collateralizing asset-backed securities issued and loans held for sale are commercial loans securitized and owned by Cratos CLO. The loans consist of those loans within the CLO securitization structure at the acquisition date of Cratos and loans purchased by the CLO subsequent to the Cratos acquisition date. The following table presents the components of loans collateralizing asset-backed securities issued and loans held for sale as of December 31, 2011 and 2010:

	As of December 31,
(In thousands)	2011		2010
	Loans Collateralizing Asset- backed Securities	Loans Held for Sale	Loans Collateralizing Asset- backed Securities
Loans	$436,954	$4,686	$453,358
Allowance for loan losses	(4,199)	0	(1,992)
Liquidity discount	(14,459)	(1,279)	(35,594)
Credit discount	(1,335)	0	(8,558)
Deferred loan fees, net	(6,191)	(168)	(6,451)
Valuation allowance	N/A	(282)	N/A

Total loans, net	$410,770	$2,957	$400,763

Loans recorded upon the acquisition of Cratos at fair value reflect a liquidity discount and a credit discount. In addition, most loans purchased subsequent to the acquisition were purchased at a discount to their principal value, reflecting deferred loan fees. The table below summarizes the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount, deferred loan fees, and the carrying value for the impaired and non-impaired loans as of and for the year ended December 31, 2011:

	Year Ended December 31, 2011
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$13,867	$(582)	$(2,557)	$(8,558)	$0	$2,170
Purchases / funding	19	0	0	0	0	19
Repayments	(286)	0	26	0	0	(260)
Accretion of discount	0	0	99	0	0	99
Sales and payoff	(10,011)	0	660	7,223	0	(2,128)
Write-off / restructuring	0	(1,695)	0	0	0	(1,695)
Transfers to/from non-impaired loans, net	6,949	0	(4,152)	0	(54)	2,743

Balance at end of period	$10,538	$(2,277)	$(5,924)	$(1,335)	$(54)	$948

	Year Ended December 31, 2011
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value, Net
Non-impaired Loans
Balance at beginning of period	$439,491	$(1,410)	$(33,037)	$0	$(6,451)	$398,593
Purchases / funding	250,103	0	0	0	(4,215)	245,888
Repayments	(28,215)	0	0	0	0	(28,215)
Accretion of discount	0	0	8,609	0	1,617	10,226
Provision for loan losses	0	(512)	0	0	0	(512)
Sales and payoff	(223,328)	0	10,449	0	2,683	(210,196)
Transfers to/from impaired loans, net	(6,949)	0	4,152	0	54	(2,743)
Transfers to loans held for sale (1)	(4,686)	0	1,292	0	175	(3,219)

Balance at end of period	$426,416	$(1,922)	$(8,535)	$0	$(6,137)	$409,822

(1)	During the year ended December 31, 2011, one of the loans collateralizing ABS issued was reclassified as a loan held for sale reflecting management’s intention to sell. The loan is carried at lower of cost or market and had the principal amount of $4.7 million, liquidity discount of $1.3 million and deferred loan fees of $0.2 million at December 31, 2011.

The table below summarizes the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount, deferred loan fees, and the carrying value for the impaired non-impaired loans as of and for the year ended December 31, 2010:

	Year Ended December 31, 2010
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$74,369	$(1,581)	$(18,411)	$(35,105)	$0	$19,272
Repayments	(3,365)	0	0	174	0	(3,191)
Accretion of discount	0	0	836	0	0	836
Sales and payoff	(29,579)	0	7,314	14,509	0	(7,756)
Write-off / restructuring	(8,955)	999	0	7,956	0	0
Transfers to/from non-impaired loans, net	(18,603)	0	7,704	3,908	0	(6,991)

Balance at end of period	$13,867	$(582)	$(2,557)	$(8,558)	$0	$2,170

Non-impaired Loans
Balance at beginning of period	$387,090	$(413)	$(73,133)	$0	$(4,849)	$308,695
Purchases / funding	344,994	0	0	0	(5,135)	339,859
Repayments	(69,339)	0	0	0	0	(69,339)
Accretion of discount	0	0	21,237	0	1,580	22,817
Provision for loan losses	0	(997)	0	0	0	(997)
Sales and payoff	(242,918)	0	31,532	0	1,953	(209,433)
Transfers to/from impaired loans, net	19,664	0	(12,673)	0	0	6,991

Balance at end of period	$439,491	$(1,410)	$(33,037)	$0	$(6,451)	$398,593

Allowance for Loan Losses

The Company recorded specific reserves of $1.7 million and zero and general reserves of $0.5 million and $1.0 million during the years ended December 31, 2011 and 2010, respectively, on non-impaired loans. A summary of the activity in the allowance for loan losses for the years ended December 31, 2011 and 2010 is as follows:

	Year Ended December 31,
(In thousands)	2011	2010
Balance at beginning of period	$(1,992)	$(1,994)
Provision for loan losses:
Specific reserve	(1,695)	0
General reserve	(512)	(997)
Reversal due to sale, payoff or restructure of loans	0	999

Balance at end of period	$(4,199)	$(1,992)

Impaired Loans

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of December 31, 2011 and 2010, $3.2 million and $8.5 million of recorded investment amount of loans collateralizing asset-backed securities issued were individually evaluated for impairment, respectively. The remaining $411.7 million and $394.5 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment, as of December 31, 2011 and 2010, respectively. The entire $3.0 million of recorded investment amount of loans held for sale were individually evaluated for impairment. All impaired loans are classified as cash flow loans.

The table below presents certain information pertaining to the impaired loans as of and for the years ended December 31, 2011 and 2010:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2011
Impaired loans with an allowance recorded	$3,223	$10,537	$2,277	$3,430	$201
Impaired loans with no related allowance recorded	0	0	0	0	0

	$3,223	$10,537	$2,277	$3,430	$201

2010
Impaired loans with an allowance recorded	$569	$2,497	$582	$7,044	$101
Impaired loans with no related allowance recorded	2,183	11,370	0	0	0

	$2,752	$13,867	$582	$7,044	$101

Non-Accrual, Past Due Loans and Restructured Loans

At December 31, 2011, two Cash Flow loans with the aggregate principal amount of $10.5 million and recorded aggregate investment amount of $3.2 million were on non-accrual status. At December 31, 2010, four loans, all of which were Cash Flow loans, with the aggregate principal amount of $13.9 million and recorded investment amount of $2.8 million were on non-accrual status. The Company recognized interest income for four non-accrual status loans with a weighted average loan balance of $12.3 million that were on non-accrual status during the year ended December 31, 2011. The Company did not recognize any interest income for 11 loans with a weighted average loan balance of $37.4 million that were on non-accrual status during the year ended December 31, 2010.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. At December 31, 2010, none of the loans, including non-accrual status loans, were past due. At December 31, 2011, one non-accrual loan in the amount of $2.7 million was over 90 days past due. No other loans were past due at December 31, 2011.

At December 31, 2011 and 2010, the impaired loans included two and three Cash Flow loans, respectively, with the aggregated recorded investment balance of $0.6 million for both these periods, whose terms were modified in a TDR. Concessions for these TDRs included a below market interest rate as of December 31, 2011, or receipt of equity interest in the debtor as compensation for reducing the loan principal balance. There were neither new TDR loans nor additional restructuring to existing TDR loans in the year ended December 31, 2011. No payment defaults in the previous 12 months resulted in any TDRs. At December 31, 2011 and 2010, there were no remaining commitments to lend funds to debtors whose terms have been modified in a TDR.

Credit Quality of Loans

The Company’s management, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody’s rating, 2) current internal rating and 3) performance. The tables below present, by credit quality indicator, the Company’s recorded investment in loans collateralizing asset-backed securities issued at December 31, 2011 and 2010:

	Cash Flow (CF)		Asset Based Loan (ABL)		Enterprise Value (EV)		Total Loans Collateralizing Asset- Backed Securities Issued		Held for Sale - Cash Flow (CF)
	December 31,		December 31,		December 31,		December 31,		December 31,
(In thousands)	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Moody’s rating:
Baa1 -Baa3	$4,951	$5,750	$0	$0	$0	$0	$4,951	$5,750	$0	$0
Ba1-Ba3	131,743	139,351	0	0	0	0	131,743	139,351	0	0
B1 - B3	271,770	235,394	0	6,851	1,958	1,975	273,728	244,220	0	0
Caa1 - Caa3	4,546	12,865	0	0	0	0	4,546	12,865	2,957	0
Ca	0	569	0	0	0	0	0	569	0	0
C	0	0	0	0	0	0	0	0	0	0
D	0	0	0	0	0	0	0	0	0	0

Total:	$413,010	$393,929	$0	$6,851	$1,958	$1,975	$414,968	$402,755	$2,957	$0

Internal rating:
Performing	$397,033	$366,522	$0	$6,851	$1,958	$1,975	$398,991	$375,348	$0	$0
Moderate	12,754	18,895	0	0	0	0	12,754	18,895	0	0
Watchlist (1)	3,223	5,839	0	0	0	0	3,223	5,839	2,957	0
Substandard (1)	0	2,104	0	0	0	0	0	2,104	0	0
Non-Accrual (1)	0	569	0	0	0	0	0	569	0	0
Charge Off (1)	0	0	0	0	0	0	0	0	0	0

Total:	$413,010	$393,929	$0	$6,851	$1,958	$1,975	$414,968	$402,755	$2,957	$0

Performance:
Performing	$409,787	$391,177	$0	$6,851	$1,958	$1,975	$411,745	$400,003	$2,957	$0
Non-performing	3,223	2,752	0	0	0	0	3,223	2,752	0	0

Total:	$413,010	$393,929	$0	$6,851	$1,958	$1,975	$414,968	$402,755	$2,957	$0

(1)	Loans with an internal rating of Watchlist or below are designated as loans on non-accrual status.

The Company determined the fair value of loans collateralizing asset-backed securities to be $420.1 million and $432.5 million as of December 31, 2011 and 2010, respectively; primarily using the average market bid and ask quotation obtained from a loan pricing service. The fair value of loans held for sale was determined to be $3.0 million as of December 31, 2011.

8. Fixed Assets

At December 31, 2011 and 2010, fixed assets consisted of the following:

	As of December 31,
(In thousands)	2011	2010
Furniture and fixtures	$1,946	$1,638
Computer and office equipment	4,776	4,376
Leasehold improvements	3,266	2,472
Software	606	590
Less: accumulated depreciation	(8,309)	(7,595)

Total fixed assets, net	$2,285	$1,481

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $0.7 million, $0.6 million and $0.7 million, respectively.

9. Purchased Management Contract

On June 11, 2010, the Company agreed to purchase the collateral management contracts for two CLOs, from Princeton Advisory Group, Inc., for up to $5.0 million. The transfers of the contracts were subject to the receipt of certain consents and other conditions. On September 8, 2010, the Company completed the purchase of one of the two management contracts for $3.8 million, and the contract was transferred to JMPCA. However, since a single investor had previously acquired control of the right to transfer the management contract without cause at any time with 90 days’ notice, the Company recorded an impairment charge of $2.8 million for the quarter ended September 30, 2010. The Company later restructured the transaction to provide the Company with indemnity from the seller in the amount of $2.6 million, which was collateralized by certain assets and $1.0 million in cash. The Company determined the initial carrying value of the purchased management contract to be $1.0 million. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value. The Company determined that the carrying value of the purchased management contract was impaired and recorded a $0.7 million impairment charge for the quarter ended March 31, 2011. At that time, the Company also revised the estimated useful life of the asset. At June 30, 2011, the purchased management contract was fully amortized. For the years ended December 31, 2011 and 2010, amortization expense was $0.2 million and $0.1 million, respectively. On December 6, 2011, the CLO’s transaction documents and indenture were amended, which allowed the noteholders of this CLO to direct a liquidation of the collateral and redemption of the notes at any time with no requirement for full repayment of the notes, if such affected class voted in favor of receiving less than par. The CLO initiated liquidation proceedings in December 2011. The Company received $0.8 million settlement fee income from the termination of JMPCA as the collateral manager in December 2011. During the fourth quarter of 2010, the Company was released from the obligation to purchase the second CLO management contract from Princeton Advisory Group, Inc.

10. Note Payable

Note payable consists of two term loans related to the Company’s credit facility with City National Bank (the “Lender”) initially entered into on August 3, 2006.

On August 24, 2011, JMP Group LLC, a wholly-owned subsidiary of the Company, entered into Amendment Number Six to Credit Agreement (the “Sixth Amendment”), which amends certain provisions of the

Credit Agreement, dated as of August 3, 2006, by and between JMP Group LLC and the Lender, as amended by Amendment Number One to Credit Agreement, dated as of December 17, 2007, Amendment Number Two to Credit Agreement, dated as of March 25, 2008, Amendment Number Three to Credit Agreement (the “Third Amendment”), dated as of December 31, 2008, Amendment Number Four to Credit Agreement and Waiver, dated as of January 28, 2010, and Amendment Number Five (the “Fifth Amendment”), dated as of April 8, 2011 (collectively, the “Credit Agreement”).

The Sixth Amendment provided a new line of credit of up to $30.0 million to the extent the aggregate outstanding balance of all facilities does not exceed $55.0 million. The unused portion of the line bears interest at the rate of 0.25% per annum, paid quarterly. The new line of credit will remain available through August 24, 2013. On such date, any outstanding amounts convert to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity on August 24, 2017. The Sixth Amendment also permits additional investments. The Company anticipates that the proceeds will be used to fund certain commitments to HCC, to repurchase Company stock and other permitted investments, and for other general working capital purposes. There was no borrowing on this line of credit as of December 31, 2011.

Under the Fifth Amendment, JMP Securities entered into a $20.0 million revolving line of credit with the Lender to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. Draws on the revolving line of credit bear interest at the rate of prime and are available through April 8, 2012 on which date, if there is an existing outstanding amount, it converts to a loan that matures on April 8, 2013. There was no borrowing on this line of credit as of December 31, 2011.

The Third Amendment converted the Company’s outstanding revolving loans of $8.7 million into a single term loan as of December 31, 2008. The term loan is being repaid in equal quarterly payments of $0.4 million, which commenced on March 31, 2009 and continues through December 31, 2013 and bears interest at LIBOR plus 2.25%. The outstanding balance on this term loan was $3.5 million as of December 31, 2011.

The Third Amendment also provided that of the original $30.0 million revolving line of credit, $21.0 million remained available under the revolving portion of the Credit Agreement and the annual interest rate provisions of the Credit Agreement were increased from the prime rate minus 1.25% to the prime rate and from LIBOR plus 1.25% to LIBOR plus 2.25%. The Lender agreed to continue to provide revolving loans of up to $21.0 million through December 31, 2010, on which date the then existing revolving loans convert into term loans. On December 31, 2010, pursuant to the provisions of the Third Amendment, the outstanding revolving loan of $21.0 million was converted into a single term loan that will fully mature on January 1, 2014. As of December 31, 2010, the revolving line of credit was no longer available for future use. This term loan is being repaid in equal quarterly payments of $1.8 million, which commenced on April 1, 2011 and continues through January 1, 2014. The outstanding balance on this term loan was $15.7 million as of December 31, 2011.

The two term loans had an aggregate outstanding principal amount of $19.2 million at December 31, 2011. The following table shows the repayment schedules for the principal portion of the term loans at December 31, 2011:

(In thousands)	December 31, 2011
2012	8,736
2013	8,736
2014	1,750

$19,222

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit the bank to terminate our note and require the immediate repayment of any outstanding principal and interest. The Third Amendment modified the financial covenants in the Credit Agreement to remove both the minimum requirement of Net Income (as defined in the Credit Agreement) and the minimum requirement of EBITDA (as defined in the Credit Agreement). The Third Amendment also removed the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) and added a new financial covenant regarding the Company’s liquidity. The Sixth Amendment added back the Fixed Charge Coverage Ratio requirement and introduced certain leverage ratio requirements. At December 31, 2011, the Company was in compliance with the loan covenants. The term loans are collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

On May 29, 2010 the Company entered into an interest rate cap with the Lender to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the counterparty in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the term loan to such rate. The cap had an initial notional principal amount of $27.1 million, indexed to LIBOR and amortizes in accordance with the amortization of the revolving line of credit and term loan. The notional principal amount of the cap was $19.2 million at December 31, 2011. See Note 4 for additional information on the interest rate cap.

11. Asset-backed Securities Issued

On May 17, 2007, Cratos CLO completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization and obtained $455.0 million of third-party financing. The Notes will be repaid from the cash flows generated by the loan portfolio owned by the CLO. The Notes were issued in seven separate classes as set forth in the table below. The Company owns approximately 94.0% of the unsecured subordinated notes and $13.8 million of Class C, D and E notes. These unsecured subordinated notes and the Class C, D and E notes owned by the Company are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s Consolidated Statement of Financial Condition at December 31, 2011 and 2010.

	As of December 31, 2011
(In millions)	Notes Originally Issued	Outstanding Principal Balance	Liquidity Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody’s/ S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$315.8	$(17.6)	$298.2	0.26% -0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	(4.4)	25.6	0.50%	Aaa/AA+
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	(10.5)	24.5	1.10%	Aa3/AA-
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	(10.5)	23.5	2.40%	A3/BBB+
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	(10.0)	20.0	5.00%	Ba2/BB-

Total secured notes sold to investors	$455.0	$444.8	$(53.0)	$391.8
Unsecured subordinated notes due 2021	45.0	45.0	(39.9)	5.1

Total notes for the CLO I offering	$500.0	$489.8	$(92.9)	$396.9
Consolidation elimination	N/A	(58.8)	43.5	(15.3)

Total asset-backed securities issued	N/A	$431.0	$(49.4)	$381.6

(1)	These ratings are unaudited and were the current ratings as of December 31, 2011 and are subject to change from time to time.

(In millions)	As of December 31, 2010
	Notes Originally Issued	Outstanding Principal Balance	Liquidity Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody’s/ S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$315.8	$(28.3)	$287.5	0.26% -0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	(7.1)	22.9	0.50%	Aa2/AA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	(16.9)	18.1	1.10%	Baa1/A
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	(16.7)	17.3	2.40%	Ba1/BBB
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	(16.0)	14.0	5.00%	B3/CCC-

Total secured notes sold to investors	$455.0	$444.8	$(85.0)	$359.8
Unsecured subordinated notes due 2021	45.0	45.0	(39.9)	5.1

Total notes for the CLO I offering	$500.0	$489.8	$(124.9)	$364.9
Consolidation elimination	N/A	(58.8)	45.2	(13.6)

Total asset-backed securities issued	N/A	$431.0	$(79.7)	$351.3

(1)	These ratings are unaudited and were the current ratings as of December 31, 2010 and are subject to change from time to time.

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and will not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available therefore under the applicable payment priority provisions. As of December 31, 2011, all interest on the secured notes was current. To the extent proceeds are not readily available, interest on the Class C, Class D and Class E notes will be deferred. The CLO is also required to pay a commitment fee of 0.18% on the unused portion of the funding commitments of the Class A-1 notes. As of December 31, 2011, all of the Class A-1 notes were drawn. The secured notes are secured by the CLO loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO loan portfolio to a number of collateral quality, portfolio profile, interest coverage and over-collateralization tests. Total interest expense related to the asset-backed securities issued for the years ended December 31, 2011 and 2010 was $34.9 million and $32.9 million, respectively, which comprised cash coupon of $4.6 million and $4.7 million, respectively, and liquidity discount amortization of $30.2 million and $28.2 million, respectively. As of December 31, 2011 and December 31, 2010, accrued interest payable on the Notes was $0.6 million and $0.5 million, respectively.

The Notes recorded upon the acquisition of Cratos at fair value reflect a liquidity discount. The activity in the note principal and liquidity discount for the years ended December 31, 2011 and 2010 comprised the following:

(In thousands)	Year Ended December 31, 2011
	Principal	Liquidity Discount	Net
Balance at beginning of period	$431,003	$(79,681)	$351,322
Amortization of discount	0	30,234	30,234

Balance at end of period	$431,003	$(49,447)	$381,556

(In thousands)	Year Ended December 31, 2010
	Principal	Liquidity Discount	Net
Balance at beginning of period	$434,478	$(107,846)	$326,632
Repayments	(3,475)	0	(3,475)
Amortization of discount	0	28,165	28,165

Balance at end of period	$431,003	$(79,681)	$351,322

The Company determined the fair value of asset-backed securities issued to be $375.9 million and $379.2 million as of December 31, 2011 and 2010, respectively.

12. Stockholders’ Equity

Common Stock

The Company’s board of directors declared a quarterly cash dividend of $0.02 per share of common stock in March 2011, $0.025 per share of common stock in May, $0.03 per share of common stock in August and November 2011. Those dividends were paid in April, June, September and December 2011 for the fourth quarter of 2010, the first, second and third quarter of 2011, respectively. The Company does not pay dividends on unvested shares of restricted stock.

Stock Repurchase Program

The Company’s board of directors authorized in August and November 2007 a 1.5 million share repurchase program, which was fully executed as of January 18, 2008. On March 10, 2008, March 3, 2009, May 4, 2010, May 3, 2011 and November 2011, the Company’s board of directors authorized the repurchase of an additional 2.0 million shares during the subsequent eighteen months, the repurchase of an additional 0.5 million shares during the subsequent twelve months, the repurchase of an additional 1.0 million shares during the subsequent eighteen months, the repurchase of an additional 0.5 million shares during the subsequent twelve months, and the repurchase of an additional 1.0 million shares during the subsequent eighteen months, respectively. During the years ended December 31, 2011 and 2010, the Company repurchased 860,778 and 1,205,991 shares, respectively, of the Company’s common stock at an average price of $7.38 per share and $6.91 per share, respectively, for an aggregate purchase price of $6.4 million and $8.3 million, respectively. Of the total shares repurchased during the years ended December 31, 2011 and 2010, 406,163 shares and 394,005 shares, respectively, were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company. As of December 31, 2011, 1,109,038 shares remain available to be repurchased under the repurchase program.

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

The following table summarizes the stock option activity for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011		2010		2009
	Shares Subject to Option	Weighted Average Exercise Price	Shares Subject to Option	Weighted Average Exercise Price	Shares Subject to Option	Weighted Average Exercise Price
Balance, beginning of year	1,800,565	$11.23	1,938,315	$11.28	2,086,990	$11.40
Granted	0	0.00	0	0.00	0	0.00
Exercised	0	0.00	0	0.00	(8,325)	10.00
Forfeited	0	0.00	0	0.00	(6,475)	10.00
Expired	(95,900)	11.82	(137,750)	12.00	(133,875)	13.17

Balance, end of period	1,704,665	$11.20	1,800,565	$11.23	1,938,315	$11.28

Options exercisable at end of period	1,704,665	$11.20	1,800,565	$11.23	1,925,815	$11.28

The following table summarizes the stock options outstanding as well as stock options vested and exercisable as of December 31, 2011 and 2010:

	December 31, 2011
	Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.00 -$12.50	1,704,665	3.00	$11.20	$0	1,704,665	3.00	$11.20	0

	December 31, 2010
	Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.00 - $12.50	1,800,565	3.98	$11.23	$0	1,800,565	3.98	$11.23	0

The Company recognizes stock-based compensation expense for stock options over the graded vesting period of the options using the accelerated attribution method. The Company recognized compensation expense related to stock options of zero, $3,231 and $18,229 for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011 and 2010, there was no unrecognized compensation expense related to stock options.

During the year ended December 31, 2009, 8,325 shares of stock options were exercised with the aggregate intrinsic value of $7,926. There were no stock options exercised during the years ended December 31, 2011 and 2010. As a result, the Company did not recognize any current income tax benefits from exercise of stock options during these periods.

Restricted Stock Units

In 2009, the Company issued 987,948 RSUs under the JMP Group 2007 Plan, which was comprised of 800,000 RSUs granted to certain employees as part of the 2008 annual compensation program, 156,748 RSUs granted to certain new employees and 31,200 RSUs granted to certain independent directors of the Company. The RSUs granted as part of the 2008 annual compensation program had a required service period of four years. The RSUs granted to certain new employees and independent directors had required service periods ranging from one to four years.

In 2009, the Company also granted 87,076 restricted shares to certain employees as a part of the 2008 annual compensation program. These shares vested immediately with a two-year restricted period subject to non-competition, non-solicitation and certain other covenants.

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

In 2010, the Company issued 1,014,034 RSUs under the JMP Group 2007 Plan, which was comprised of 886,761 performance-based RSUs granted on February 4, 2010 to certain employees and the Company’s independent directors for long term incentive purposes (the “2010 performance-based RSUs”), 63,433 RSUs granted to certain new employees and 63,840 RSUs granted to the Company’s independent directors. The 2010 performance-based RSUs have Company performance-based vesting conditions and vest if and to the extent the Company performance target set for such RSUs is met during any of the years ending December 31, 2010, 2011 or 2012. In the fourth quarter of 2010, the vesting of approximately 56.3% of the 2010 performance-based RSUs became probable based on the Company’s operating results for the year 2010, and the Company recognized $3.8 million of compensation expense for such RSUs in the quarter. In the fourth quarter of 2011, the vesting of the remaining 2010 performance-based RSUs became probable based on the Company’s operating results for the year 2011, and the Company recognized $2.8 million of compensation expense for such RSUs in the quarter. The Company estimates the vesting of approximately 0.2 million shares, net of applicable withholding tax, in the first quarter of 2012, related to the 2010 performance-based RSUs. The 2010 performance-based RSUs are subject to post-vesting transfer restrictions until December 31, 2012, and therefore, the fair value of such RSUs included a liquidity discount of 10% for the post-vesting transfer restrictions. The RSUs granted to certain new employees and the Company’s independent directors had required service periods ranging from one to three years.

In 2010, the Company also granted 131,341 restricted shares to certain employees as a part of the 2009 annual compensation program. These shares vested immediately with a two-year restricted period during which the holders are subject to non-competition, non-solicitation and certain other covenants.

In 2011, the Company issued 1,073,583 RSUs under the JMP Group 2007 Plan, which was comprised of 921,876 performance-based RSUs granted on January 31, 2011 to certain employees for long term incentive purposes (the “2011 performance-based RSUs”), 144,505 RSUs granted to certain new employees and 7,202 RSUs granted to the Company’s independent directors. The 2011 performance-based RSUs have Company performance-based vesting conditions and vest if the Company performance target set for such RSUs is met during any of the years ending December 31, 2011, 2012 or 2013. In the fourth quarter of 2011, the vesting of all of the 2011 performance-based RSUs became probable based on the Company’s operating results for the year 2011, and the Company recognized $6.1 million of compensation expense for such RSUs in the quarter. The Company estimates the vesting of approximately 0.5 million shares, net of applicable withholding tax, in the first quarter of 2012, related to the 2011 performance-based RSUs. The 2011 performance-based RSUs are subject to post-vesting transfer restrictions until December 31, 2013, and therefore, the fair value of such RSUs included a liquidity discount of 15% for the post-vesting restrictions. The RSUs granted to certain new employees and the Company’s independent directors had vesting periods ranging from one to three years.

In 2011, the Company also granted 42,869 restricted shares to certain employees as a part of the 2010 annual compensation program. These shares vested immediately with a two-year restricted period during which the holders are subject to non-competition, non-solicitation and certain other covenants.

The following table summarizes the RSU activity for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011		2010		2009
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, beginning of year	1,630,026	$8.52	1,392,551	$9.59	2,265,292	$8.94
Granted	1,073,583	7.43	1,014,034	7.82	987,948	4.77
Vested	(1,039,082)	9.14	(641,124)	9.82	(1,684,585)	6.03
Forfeited	(30,259)	8.11	(135,435)	8.10	(176,104)	8.38

Balance, end of period	1,634,268	$7.42	1,630,026	$8.52	1,392,551	$9.59

The aggregate fair value of RSUs vested during the years ended December 31, 2011, 2010 and 2009 was $8.4 million, $4.6 million and $13.1 million, respectively. The income tax benefits realized from the vested RSUs were $3.0 million, $2.7 million and $4.2 million, respectively.

The Company recognizes compensation expense over a graded vesting period using the accelerated attribution method. For the years ended December 31, 2011, 2010 and 2009, the Company recorded compensation expense related to RSUs of $10.3 million, $7.6 million and $9.7 million, respectively. Included in these amounts were expenses related to RSUs awarded in connection with the initial public offering of $0.8 million, $2.6 million and $3.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The remaining expenses were related to RSUs awarded after the initial public offering. For the year ended December 31, 2011, the compensation expense related to RSUs awarded after the initial public offering included $8.9 million recognized on the probable vesting of 100.0% and 43.7% of the 2011 and 2010 performance-based RSUs, respectively, described above. For the year ended December 31, 2010, the compensation expense related to RSUs awarded after the initial public offering included $3.8 million recognized on the probable vesting of 56.3% of the 2010 performance-based RSUs granted on February 4, 2010 described above. For the year ended December 31, 2009, the compensation expense related to RSUs awarded after the initial public offering included additional compensation expense of $4.7 million related to the accelerated vesting of certain RSUs on November 2, 2009 described above.

For the years ended December 31, 2011, 2010 and 2009, the Company recognized income tax benefits of $4.2 million, $3.1 million and $4.0 million, respectively, related to the compensation expense recognized for RSUs. As of December 31, 2011 and 2010, there was $1.1 million and $0.9 million, respectively, of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.84 years and 1.52 years, respectively.

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

The computations of basic and diluted net (loss) income per share and basic and diluted net (loss) income per unit for the years ended December 31, 2011, 2010 and 2009 are shown in the table below:

	Year Ended December 31,
(In thousands, except per share data)	2011	2010	2009
Numerator:
Net (loss) income	$(2,511)	$9,603	$10,810

Denominator:
Basic weighted average shares outstanding	22,118	21,646	20,791
Effect of potential dilutive securities:
Restricted stock units	951	750	1,346

Diluted weighted average shares outstanding	23,069	22,396	22,137

Net (loss) income per share
Basic	$(0.11)	$0.44	$0.52
Diluted	$(0.11)	$0.43	$0.49

Weighted average stock options to purchase 1,755,131, 1,857,083 and 2,013,151 shares of common stock for the years ended December 31, 2011, 2010 and 2009 were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

Weighted average restricted stock units for 71,883, 6,293 and zero shares of common stock for the years ended December 31, 2011, 2010 and 2009 were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

15. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the United States Internal Revenue Service. There were no contributions by the Company during the years ended December 31, 2011, 2010 and 2009.

16. Income Taxes

The Company recognizes deferred tax assets and liabilities based upon the temporary differences between the financial reporting and tax bases of the Company’s assets and liabilities. Valuation allowances are established when necessary to reduce the deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

The components of the Company’s income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Federal	$3,725	$1,432	$362
State	278	1,005	323

Total current income tax expense	4,003	2,437	685
Federal	(4,828)	5,409	5,845
State	(845)	731	1,133

Total deferred income tax expense (benefit)	(5,673)	6,140	6,978

Total income tax expense (benefit)	$(1,670)	$8,577	$7,663

A reconciliation of the statutory U.S. federal income tax rate to the effective tax rate for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31,
	2011	2010	2009
Tax at federal statutory tax rate	35.00%	35.00%	35.00%
State income tax, net of federal tax benefit	5.75%	5.75%	5.75%
Adjustment for permanent items (HGC and HCC non-controlling interest) (1)	-7.51%	-2.75%	0.00%
Adjustment for other permanent items	-2.60%	0.67%	-1.85%

Rate before one-time events	30.64%	38.67%	38.90%
Deferred tax asset written off related to options and RSUs	-3.33%	0.00%	0.00%
Adjustment for prior year taxes	5.70%	3.92%	-0.39%
Additional state income tax expense for JMP Credit	0.00%	-0.73%	0.00%
California state enterprise zone tax credit	4.62%	-1.04%	0.00%
New York state tax amendment	0.00%	0.06%	0.00%

Effective tax rate	37.63%	40.88%	37.66%

(1)	HGC and HCC are consolidated for financial reporting purposes but not for tax purposes.

As of December 31, 2011 and 2010, the components of deferred tax assets and liabilities are as follows:

	As of December 31,
(In thousands)	2011	2010
Deferred tax assets:
Accrued compensation and related expenses	$9,677	$9,960
Equity based compensation	5,265	4,991
Depreciation and amortization	0	185
Reserves and allowances	3,543	2,699
Interest in HMOP/HCC (1)	80	0
Interest on loans on non-accrual status	226	642
Liquidity discount at JMP Credit	6,334	14,105
Other	1,096	848

Total deferred tax assets	26,221	33,430
Deferred tax liabilities:
Investment in partnerships	(683)	(2,063)
Repurchase of asset-backed securities issued (Note 10)	(1,647)	(1,647)
Liquidity discount at JMP Credit	(20,148)	(32,467)
Depreciation and amortization	(112)	0
Net unrealized capital losses	(624)	(922)

Total deferred tax liabilities	(23,214)	(37,099)
Valuation allowance	0	0

Net deferred tax assets (liabilities)	$3,007	$(3,669)

(1)	HMOP was consolidated for financial reporting purposes but not consolidated for tax reporting purposes.

The Company determined that a valuation allowance against deferred tax assets was not necessary as of December 31, 2011, 2010 and 2009 based on the assessment of future ordinary income and capital gains and that the deferred tax assets will, more-likely-than-not, be realized.

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

17. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts, Minnesota and New York under various operating leases. Rental expense for the years ended December 31, 2011, 2010 and 2009 was $2.9 million, $2.7 million and $2.5 million, respectively. The Company recorded sublease income of $0.6 million, $0.5 million, and $0.3 million for the years ended December 31, 2011, 2010 and 2009.

The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

(In thousands)	December 31, 2011
2012	2,582
2013	3,458
2014	3,388
2015	3,356
2016	3,307
Thereafter	6,197

$22,288

In connection with its underwriting activities, JMP Securities enters into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. At December 31, 2011 and 2010, JMP Securities had no open underwriting commitments.

The marketable securities owned and the restricted cash as well as the cash held by the clearing broker may be used to maintain margin requirements. At both December 31, 2011 and 2010, the Company had $255,336 of cash on deposit with JMP Securities’ clearing broker. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. As of December 31, 2011 and 2010, the Company had unfunded commitments of $3.2 million and zero in the Corporate Credit segment, respectively.

18. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $38.0 million and $29.7 million, which were $37.0 million and $28.7 million in excess of the required net capital of $1.0 million at December 31, 2011 and 2010, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.26 to 1 and 0.39 to 1 at December 31, 2011 and 2010, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

19. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships and offshore investment companies. The Company also owns an investment in most of these entities. As of December 31, 2011 and 2010, the aggregate fair value of the Company’s investments in these entities was $34.5 million and $33.7 million, respectively, which consisted of general partner investments in hedge funds of $24.1 million and $23.6 million, respectively, general partner investments in hedge funds of funds of $0.1 million for each year, and an investment in NYMT common stock of $10.3 million and $10.0 million, respectively. Base management fees earned from these entities were $9.7 million, $8.8 million and $8.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Also, the Company earned incentive fees of $10.1 million, $2.9 million and $11.6 million from these entities for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, the Company had incentive fees receivable from these entities of $2.1 million and $0.8 million, respectively.

20. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at December 31, 2011 had settled with no resulting material liability to the Company. For the years ended December 31, 2011, 2010 and 2009, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of December 31, 2011.

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

The Company reviews the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in liability and the amount of loss, if any, can be reasonably estimated. The Company was named as a defendant in a purported securities class action complaint with respect to a company for which JMP Securities served as an underwriter in a public offering, and recorded an accrual based on its portion of the estimated legal expenses. A loss contingency has not been booked as a range of loss cannot be reasonably estimated at this time. Generally, given the inherent difficulty of predicting the outcome of matters the Company is involved in, particularly cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution. For these matters, no reserve is established until such time, other than for reasonably estimable legal fees and expenses. Management, after consultation with legal counsel, believes that the currently known actions or threats will not result in any material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In its Corporate Credit segment, the Company had unfunded commitments of $3.2 million and standby letters of credit of $0.2 million at December 31, 2011. As of December 31, 2010, the Company had standby letters of credit of $0.4 million in the Corporate Credit segment.

23. Business Segments

The Company’s business results are categorized into the following four business segments: Broker-Dealer, Asset Management, Corporate Credit and Corporate. In the first quarter of 2011, the Company determined that a new segment “Corporate” would be used by the Company’s chief operating decision maker to evaluate segment revenue and segment operating income and to make resource allocation decisions. The Broker-Dealer segment includes a broad range of services, such as underwriting and acting as a placement agent for public and private capital markets raising transactions and financial advisory services in M&A, restructuring and other strategic transactions. The Broker-Dealer segment also includes institutional brokerage services and equity research services to our institutional investor clients. The Asset Management segment includes the management of a broad range of pooled investment vehicles, including the Company’s hedge funds, hedge funds of funds, as well as the Company’s principal investments in public and private securities. The Corporate Credit segment includes the management of collateralized loan obligations, small business loans and certain principal investments through JMP Capital and HCC. The new Corporate segment includes revenues and expenses related to JMP Group Inc., the holding company, and JMP Group LLC, and is mainly comprised of corporate overhead expenses and interest expense related to the Company’s credit facility with City National Bank. With the disclosure of this new segment, beginning in 2011, the results and assets for comparative 2010 and 2009 periods have been revised to reflect the four segments.

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

The Company’s segment information for the years ended December 31, 2011, 2010 and 2009 was prepared using the following methodology:

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

The Company evaluates segment results based on revenue and segment operating income before non-controlling interest and taxes.

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Broker-Dealer
Non-interest revenues	$74,103	$77,388	$79,468
Net Interest Income	174	68	124

Total net revenues after provision for loan losses	$74,277	$77,456	$79,592
Non-interest expenses	75,916	74,311	81,171

Segment income (loss) before income tax expense	$(1,639)	$3,145	$(1,579)

Segment assets	$69,922	$75,148	$63,351
Asset Management
Non-interest revenues	$23,144	$16,931	$31,850
Net Interest Income	253	42	95

Total net revenues after provision for loan losses	$23,397	$16,973	$31,945
Non-interest expenses	21,321	13,930	24,692

Segment income (loss) before income tax expense	$2,076	$3,043	$7,253

Segment assets	$91,181	$82,319	$74,184

	Year Ended December 31,
(In thousands)	2011	2010	2009
Corporate Credit
Non-interest revenues	$18,519	$39,588	$28,798
Net Interest Income	(2,372)	11,586	9,467
Provision for loan losses	(2,423)	(997)	(5,721)

Total net revenues after provision for loan losses	$13,724	$50,177	$32,544
Non-interest expenses	7,229	20,066	14,145

Segment income (loss) before income tax expense	$6,495	$30,111	$18,399

Segment assets	$486,089	$459,071	$412,217
Corporate
Non-interest revenues	$514	$1,281	$7,045
Net Interest Income	(446)	(221)	(240)
Provision for loan losses	479	(330)	(100)

Total net revenues after provision for loan losses	$547	$730	$6,705
Non-interest expenses	11,896	16,044	13,256

Segment income (loss) before income tax expense	$(11,349)	$(15,314)	$(6,551)

Segment assets	$133,541	$142,391	$142,038
Eliminations
Non-interest revenues	$(584)	$(623)	$(1,302)

Total net revenues after provision for loan losses	$(584)	$(623)	$(1,302)
Non-interest expenses	(563)	(623)	(1,302)

Segment income (loss) before income tax expense	$(21)	$0	$0

Segment assets	$(120,112)	$(120,141)	$(117,069)
Consolidated Entity
Non-interest revenues	$115,696	$134,565	$145,859
Net Interest Income	(2,391)	11,475	9,446
Provision for loan losses	(1,944)	(1,327)	(5,821)

Total net revenues after provision for loan losses	$111,361	$144,713	$149,484
Non-interest expenses	115,799	123,728	129,139

Income (loss) before income tax expense	$(4,438)	$20,985	$20,345

Total assets	$660,621	$638,788	$574,721

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

	As of December 31,
(In thousands)	2011	2010
	Net Assets	Net Assets
Harvest Opportunity Partners II	$74,953	$70,622
Harvest Small Cap Partners	324,453	270,498
Harvest Agriculture Select	12,149	8,702
Harvest Technology Partners	24,571	26,029
Harvest Diversified Partners	23,637	31,413

	Year Ended December 31,
	2011		2010		2009
(In thousands)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II	$2,100	$(1,661)	$5,210	$(1,349)	$19,818	$(909)
Harvest Small Cap Partners	63,139	(19,588)	1,927	(11,940)	62,827	(14,836)
Harvest Agriculture Select	(158)	(308)	123	(236)	2,248	(149)
Harvest Technology Partners	2,149	(722)	713	(586)	4,305	(328)
Harvest Global Select Partners	0	0	739	(99)	591	(189)
Harvest Diversified Partners	1,071	(726)	2,296	(665)	0	0

25. Subsequent Events

On February 8, 2012, the Company granted 910,228 RSUs to certain employees for long term incentive purposes. These units have Company performance-based vesting conditions and will vest when the Company performance target set for such RSUs is met.

On March 6, 2012, the Company’s board of directors declared a cash dividend of $0.03 per share of common stock for the fourth quarter of 2011 to be paid on March 30, 2012, to common stockholders of record on March 16, 2012.

26. Selected Quarterly Financial Data (Unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2011 and 2010. These quarterly results were prepared in accordance with GAAP and reflect all adjustments that are in the opinion of management, necessary for a fair statement of the results.

	JMP Group Inc. Selected Consolidated Financial Data
(In thousands, except per share data)	Three Months Ended December 31, 2011	Three Months Ended September 30, 2011	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011
Total net revenues after provision for loan losses	$19,623	$17,375	$31,461	$42,902

Non-interest expenses:
Compensation and benefits	22,799	15,970	22,017	28,231
Other expenses	6,573	7,518	6,597	6,094

Total non-interest expenses	29,372	23,488	28,614	34,325

Income (loss) before income tax expense	(9,749)	(6,113)	2,847	8,577
Income tax expense (benefit)	(4,024)	(1,410)	1,281	2,483

Net income (loss)	(5,725)	(4,703)	1,566	6,094
Less: Net income attributable to the non-controlling interest	(732)	3,080	(49)	(2,556)

Net income (loss) attributable to JMP Group Inc.	(4,993)	(7,783)	1,615	8,650

Net income attributable to JMP Group Inc. per common share:
Basic	$(0.27)	$(0.07)	$0.07	$0.16
Diluted	$(0.26)	$(0.07)	$0.07	$0.15

	JMP Group Inc. Selected Consolidated Financial Data
(In thousands, except per share data)	Three Months Ended December 31, 2010	Three Months Ended September 30, 2010	Three Months Ended June 30, 2010	Three Months Ended March 31, 2010
Total net revenues after provision for loan losses	$43,991	$32,658	$42,846	$25,218

Non-interest expenses:
Compensation and benefits	30,234	19,361	30,592	15,521
Other expenses	5,852	8,741	7,138	6,289

Total non-interest expenses	36,086	28,102	37,730	21,810

Income (loss) before income tax expense	7,905	4,556	5,116	3,408
Income tax expense (benefit)	3,551	1,536	2,102	1,388

Net income (loss)	4,354	3,020	3,014	2,020
Less: Net income attributable to the non-controlling interest	500	1,205	798	302

Net income (loss) attributable to JMP Group Inc.	3,854	1,815	2,216	1,718

Net income attributable to JMP Group Inc. per common share:
Basic	$0.18	$0.08	$0.10	$0.08
Diluted	$0.17	$0.08	$0.10	$0.08

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information with respect to this item will be contained in the sections of our Proxy Statement for the 2012 Annual Meeting of Stockholders, captioned “Executive Compensation” which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item will be contained in the sections of our Proxy Statement for the 2012 Annual Meeting of Stockholders, captioned “Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item will be contained in the sections of our Proxy Statement for the 2012 Annual Meeting of Stockholders, captioned “Related Party Transactions” and “Director Independence” which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to this item will be contained in the sections of our Proxy Statement for the 2012 Annual Meeting of Stockholders, captioned “Fees Paid to Independent Registered Public Accounting Firm” which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Form 10-K:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Form 10-K are listed below. The required financial statements appear on pages             through             herein. In addition, pursuant to Exchange Act Rule 12b-23, the Company incorporates the financial statements and supplementary data of New York Mortgage Trust, Inc. by reference to Exhibit 99.1 filed with this Form 10-K.

2.	Financial Statement Schedules

Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements.

3.	Exhibits

See the Exhibit Index beginning on page 141 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 12, 2012

JMP Group Inc.
Registrant

By:	/S/ JOSEPH A. JOLSON
Joseph A. Jolson
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 12, 2012

Signature	Title

/S/ JOSEPH A. JOLSON Joseph A. Jolson	Director, Chairman and Chief Executive Officer (principal executive officer)

/S/ RAYMOND S. JACKSON Raymond S. Jackson	Chief Financial Officer (principal financial and accounting officer)

/S/ CRAIG R. JOHNSON Craig R. Johnson	Director

/S/ DAVID M. DIPIETRO David M. DiPietro	Director

/S/ KENNETH M. KARMIN Kenneth M. Karmin	Director

/S/ MARK L. LEHMANN Mark L. Lehmann	Director

/S/ H. MARK LUNENBURG H. Mark Lunenburg	Director

/S/ JONATHAN M. ORSZAG Jonathan M. Orszag	Director

/S/ CARTER D. MACK Carter D. Mack	Director

/S/ GLENN H. TONGUE Glenn H. Tongue	Director

EXHIBIT INDEX

Exhibit Number	Description
2.1	Reorganization and Exchange Agreement (incorporated by reference to Exhibit 2.1 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

2.2	Cratos Purchase Agreement dated March 31, 2009 (incorporated by reference to Exhibit to the Registrant’s quarterly report with respect to the quarter ended June 30, 2009 on Form 10-Q filed on August 6, 2009).

3.1	Fourth Amended and Restated Certificate of Incorporation of JMP Group Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2007 on Form 10-Q filed on June 21, 2007).

3.2	Amended and Restated Bylaws of JMP Group Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2007 on Form 10-Q filed on June 21, 2007).

4.1	Form of Certificate Representing Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on April 19, 2007).

10.1	Amendment Number Three to Credit Agreement, dated As of December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on January 7, 2009).

10.1.1	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1.1 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.2	Form of Partners’ Exchange Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.3	Credit Agreement Dated August 3, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on March 27, 2007).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on March 27, 2007).

10.8	Lease Agreement, Dated December 18, 2003 (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.8.1	First Amendment Letter to Lease Dated May 10, 2004 (incorporated by reference to Exhibit 10.8.1 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on April 19, 2007).

10.9	Sublease, Dated December 18, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.9.1	Consent to Sublease, Dated December 18, 2003 (incorporated by reference to Exhibit 10.9.1 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.9.2	Letter Amendment to Consent to Sublease, Dated May 10, 2004 (incorporated by reference to Exhibit 10.9.2 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.10	JMP Group Inc. 2007 Senior Executive Bonus Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on April 19, 2007).

10.11	JMP Group LLC 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.12	Form of Stock Pledge Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

Exhibit Number	Description
10.13	JMP Group 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on April 19, 2007).

10.13.1	Notice of Restricted Stock Unit Agreement (Principal Portion of Award) (incorporated by reference to Exhibit 10.13.1 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2008 on Form 10-Q filed May 9, 2008).

10.13.2	Notice of Restricted Stock Unit Agreement (Discount Portion of Award) (incorporated by reference to Exhibit 10.13.2 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2008 on Form 10-Q filed May 9, 2008).

10.13.3	Notice of Restricted Stock Unit Agreement (Four-Year Cliff) (incorporated by reference to Exhibit 10.13.3 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2008 on Form 10-Q filed May 9, 2008).

10.13.4	Form of 2008 Compensation Program Election Form and Participation Agreement (incorporated by reference to Exhibit 10.13.4 to the Registrant’s Current Report on Form 8-K filed February 5, 2009).

10.13.5	Form of Restricted Stock Bonus Award Agreement (incorporated by reference to Exhibit 10.13.4 to the Registrant’s Current Report on Form 8-K filed February 5, 2009).

10.15	Amendment Number Two to Credit Agreement (CNB) (incorporated by reference to Exhibit 10.15 to the Registrant’s quarterly report with respect to the quarter ended March 31, 2008 on Form 10-Q filed May 9, 2008).

10.16	Amendment Number One to Credit Agreement (CNB) (incorporated by reference to Exhibit 10.16 to the Registrant’s annual report on Form 10-K filed on March 9, 2010).

10.17	Summary of Compensation Arrangements with Executive Officers, Dated March 3, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed on May 8, 2009).

10.18	Summary of Performance Goals under the 2007 Senior Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed on August 10, 2007).

10.19	Form of Tax Identification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed May 8, 2007).

10.20	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.13.6 to the Registrant’s quarterly report on Form 10-Q filed on May 6, 2010).

10.20.1	Amendment Number Four to Credit Agreement, Dated January 28, 2010 (incorporated by reference to Exhibit 10.17 to the Registrant’s quarterly report on Form 10-Q filed on May 6, 2010).

10.20.2	Amendment Number Five to Credit Agreement, dated as of April 8, 2011 (incorporated by reference to Exhibit 10.20.2 to the Registrant’s quarterly report on Form 10-Q filed on August 4, 2011).

10.20.3	Amendment Number Six to Credit Agreement, dated as of August 24, 2011 (incorporated by reference to the Registrant’s current report on Form 8-K filed on August 25, 2011).

21*	List of Subsidiaries of JMP Group Inc.

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Financial statements and supplementary data of New York Mortgage Trust, Inc. as of December 31, 2010 and 2009 and for the years then ended.

99.3*	Financial statements and supplementary data of New York Mortgage Trust, Inc. as of December 31, 2011 and 2010 and for the years then ended.

101*	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes.

*	Filed herewith