Form 10-Q
period 2012-03-31
JMP Group Inc.
filed 2012-05-03
CIK 1383803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012 OR

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2012 was 22,788,019.

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

JMP Group Inc. provides its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large stockholders, and any amendments to those documents filed or furnished pursuant to the Exchange Act free of charge on the Investor Relations section of its website located at http://www.jmpg.com. These filings will become available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

JMP Group Inc.

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$46,695	$70,363
Restricted cash and deposits (includes cash on deposit with clearing broker of $150 and $255 at March 31, 2012 and December 31, 2011, respectively)	58,968	48,440
Receivable from clearing broker	1,290	1,138
Investment banking fees receivable, net of allowance for doubtful accounts of zero at March 31, 2012 and December 31, 2011	7,959	2,539
Marketable securities owned, at fair value	24,107	24,309
Incentive fee receivable	659	2,097
Other investments (of which $65,970 and $51,517 are recorded at fair value at March 31, 2012 and December 31, 2011, respectively)	66,153	51,706
Loans held for sale	2,599	2,957
Small business loans, net of allowance for loan losses	13,483	7,477
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	411,740	410,770
Interest receivable	1,359	1,358
Fixed assets, net	2,161	2,285
Deferred tax assets	23,601	26,221
Other assets	4,187	8,961

Total assets	$664,961	$660,621

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$19,888	$10,921
Accrued compensation	14,737	38,143
Asset-backed securities issued	389,612	381,556
Interest payable	641	651
Note payable	24,775	19,222
Deferred tax liability	20,915	23,214
Other liabilities	28,967	30,430

Total liabilities	499,535	504,137

Redeemable Non-controlling Interest	87	50
Commitments and Contingencies
JMP Group Inc. Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,811,688 and 22,069,741 shares issued at March 31, 2012 and December 31, 2011, respectively; 22,811,688 and 21,737,367 shares outstanding at March 31, 2012 and December 31, 2011, respectively	23	22
Additional paid-in capital	126,422	132,944
Treasury stock, at cost, zero and 332,374 shares at March 31, 2012 and December 31, 2011, respectively	0	(3,011)
Accumulated other comprehensive loss	(94)	(102)
Accumulated deficit	(480)	(148)

Total JMP Group Inc. stockholders’ equity	125,871	129,705
Nonredeemable Non-controlling Interest	39,468	26,729

Total equity	165,339	156,434

Total liabilities and equity	$664,961	$660,621

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Financial Condition - (Continued)

(Unaudited)

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities (“VIE”) included in total assets and total liabilities above:

	March 31, 2012	December 31, 2011
Restricted cash	$37,802	$36,137
Loans held for sale	2,599	2,957
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	411,740	410,770
Interest receivable	1,125	1,191
Deferred tax assets	8,115	8,567
Other assets	23	40

Total assets of consolidated VIE	$461,404	$459,662

Asset-backed securities issued	389,612	381,556
Interest payable	593	601
Deferred tax liability	18,509	21,791
Other liabilities	2,289	2,042

Total liabilities of consolidated VIE	$411,003	$405,990

The asset-backed securities issued (“ABS”) by the VIE are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, only the assets of the VIE can be used to settle the obligations of the VIE.

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenues
Investment banking	$16,659	$20,225
Brokerage	5,492	6,285
Asset management fees	3,474	3,153
Principal transactions	6,484	3,630
Gain on sale and payoff of loans	990	6,771
Net dividend (expense) income	(14)	250
Other income	735	828

Non-interest revenues	33,820	41,142

Interest income	7,458	10,620
Interest expense	(9,608)	(8,640)

Net interest (expense) income	(2,150)	1,980

Provision for loan losses	(312)	(220)

Total net revenues after provision for loan losses	31,358	42,902

Non-interest expenses
Compensation and benefits	21,771	28,231
Administration	1,250	1,070
Brokerage, clearing and exchange fees	896	1,098
Travel and business development	702	670
Communications and technology	908	921
Occupancy	817	665
Professional fees	639	708
Depreciation	198	158
Impairment loss on purchased management contract	0	700
Other	266	104

Total non-interest expenses	27,447	34,325

Income before income tax expense	3,911	8,577
Income tax expense	322	2,483

Net income	3,589	6,094
Less: Net income attributable to nonredeemable non-controlling interest	3,237	2,556

Net income attributable to JMP Group Inc.	$352	$3,538

Net income attributable to JMP Group Inc. per common share:
Basic	$0.02	$0.16
Diluted	$0.02	$0.15
Dividends declared per common share	$0.03	$0.02
Weighted average common shares outstanding:
Basic	22,180	21,843
Diluted	23,273	22,836

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$3,589	$6,094
Other comprehensive income:
Unrealized gain on cash flow hedge, net of tax	8	8

Comprehensive income	3,597	6,102
Less: Comprehensive income attributable to non-controlling interest	3,237	2,556

Comprehensive income attributable to JMP Group Inc.	$360	$3,546

JMP Group Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

(In thousands)

	JMP Group Inc. Stockholders’ Equity
	Common Stock		Treasury	Additional Paid-In	Retained	Accumulated Other Comprehensive	Nonredeemable Non-controlling
	Shares	Amount	Stock	Capital	Earnings	Loss	Interest	Total Equity
Balance, December 31, 2011	22,410	$22	$(3,011)	$132,944	$(148)	$(102)	$26,729	$156,434
Net income	0	0	0	0	352	0	3,237	3,589
Additonal paid-in capital - stock-based compensation	0	0	0	(9,522)	0	0	0	(9,522)
Cash dividends paid to shareholders	0	0	0	0	(684)	0	0	(684)
Purchases of shares of common stock for treasury	0	0	(4,227)	0	0	0	0	(4,227)
Reissuance of shares of common stock from treasury	0	0	7,238	260	0	0	0	7,498
Common stock issued	402	1	0	2,740	0	0	0	2,741
Distributions to non-controlling interest holders	0	0	0	0	0	0	(2,648)	(2,648)
Unrealized gain on cash flow hedge, net of tax	0	0	0	0	0	8	0	8
Capital contributions from non-controlling interest holders (1)	0	0	0	0	0	0	12,150	12,150

Balance, March 31, 2012	22,812	$23	$0	$126,422	$(480)	$(94)	$39,468	$165,339

(1)	Excludes $86.8 thousand attributable to redeemable non-controlling interest.

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$3,589	$6,094
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	312	220
Accretion of deferred loan fees	(386)	(428)
Amortization of liquidity discount, net	7,176	2,992
Gain on sale and payoff of loans	(990)	(6,771)
Change in other investments:
Fair value	(5,025)	(3,418)
Incentive fees reinvested in general partnership interests	(414)	(137)
Realized gain on other investments	(180)	0
Impairment loss on purchased management contract	0	700
Depreciation and amortization of fixed assets	198	158
Stock-based compensation expense	180	457
Deferred income taxes	322	306
Net change in operating assets and liabilities:
(Increase) decrease in interest receivable	(1)	1
Increase in receivables	(5,600)	(4,634)
Decrease in marketable securities	202	177
(Increase) decrease in restricted cash (excluding restricted cash reserved for lending activities), deposits and other assets	(4,091)	11,865
Increase in marketable securities sold, but not yet purchased	8,967	45
Decrease in interest payable	(10)	(45)
Decrease in accrued compensation and other liabilities	(24,332)	(20,883)

Net cash used in operating activities	(20,084)	(13,301)

Cash flows from investing activities:
Purchases of fixed assets	(74)	(554)
Purchases of other investments	(11,487)	(2,903)
Sales of other investments	4,219	2,171
Funding of loans collateralizing asset-backed securities issued	(45,786)	(90,524)
Funding of small business loans	(6,399)	0
Sale and payoff of loans collateralizing asset-backed securities issued	39,027	78,846
Principal receipts on loans collateralizing asset-backed securities issued	8,484	6,821
Principal receipts on loans held for investment	0	150
Net change in restricted cash reserved for lending activities	(1,744)	4,842

Net cash used in investing activities	(13,760)	(1,151)

JMP Group Inc.

Consolidated Statements of Cash Flows - (Continued)

(In thousands)

(Unaudited)

Cash flows from financing activities:
Proceeds from borrowing on line of credit	7,737	0
Repayment of note payable	(2,184)	(435)
Cash dividends paid to stockholders	(684)	(442)
Purchases of shares of common stock for treasury	(4,227)	(1,821)
Capital contributions of redeemable non-controlling interest holders	36	0
Capital contributions of nonredeemable non-controlling interest holders	12,146	1,553
Distributions to noncontrolling interest shareholders	(2,648)	(685)
Excess tax benefit related to stock-based compensation	0	53

Net cash provided by (used in) financing activities	10,176	(1,777)

Net decrease in cash and cash equivalents	(23,668)	(16,229)
Cash and cash equivalents, beginning of period	70,363	71,114

Cash and cash equivalents, end of period	$46,695	$54,885

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,561	$1,330
Cash paid during the period for taxes	$671	$1,653
Non-cash investing and financing activities:
Reissuance of shares of common stock from treasury related to vesting of restricted stock units and exercises of stock options	$7,238	$4,031

See accompanying notes to consolidated financial statements.

JMP GROUP INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

1. Organization and Description of Business

JMP Group Inc., together with its subsidiaries (collectively, the “Company”), is an independent investment banking and asset management firm headquartered in San Francisco, California. JMP Group Inc. completed its initial public offering (“IPO”) on May 16, 2007, and also completed a corporate reorganization in connection with the IPO. The Company conducts its brokerage business through JMP Securities LLC (“JMP Securities”), its asset management business through Harvest Capital Strategies LLC (“HCS”), its corporate credit business through JMP Credit Corporation (“JMP Credit”), JMP Credit Advisors LLC (“JMPCA”), Harvest Capital Credit LLC (“HCC”), formed in the third quarter of 2011, and certain principal investments through JMP Capital LLC (“JMP Capital”). The above entities are wholly-owned subsidiaries, with the exception of HCC which is a partly-owned subsidiary. JMP Securities is a U.S. registered broker-dealer under the Exchange Act and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. Effective April 7, 2009, through JMP Credit, the Company completed the acquisition of 100% of the membership interests of Cratos Capital Partners, LLC (which changed its name to JMP Credit Advisors LLC on July 12, 2010) and its subsidiaries, including Cratos Capital Management, LLC (collectively, “Cratos”), a manager of collateralized loan obligations (“CLO”), together with certain securities of Cratos CLO I, Ltd. (“Cratos CLO”). For further details regarding the ownership of Cratos CLO, see Note 2 - Summary of Significant Accounting Policies in the Company’s annual report for year ended December 31, 2011 (the “2011 10-K”).

2. Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements and related notes are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its 2011 10-K. These consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities, HCS, JMP Capital, JMP Credit, JMPCA, and the partly-owned subsidiaries Harvest Growth Capital LLC (“HGC”) (effective April 1, 2010), Cratos CLO and HCC (effective August 18, 2011). All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interest on the Consolidated Statements of Financial Condition at March 31, 2012 and December 31, 2011 relate to the interest of third parties in the partly owned subsidiaries.

See Note 2 - Summary of Significant Accounting Policies in the Company’s 2011 10-K for the Company’s significant accounting policies.

3. Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2011-05: Presentation of Other Comprehensive Income was issued to increase the prominence of other comprehensive income in financial statements, by eliminating the option to report other comprehensive income in the statement of changes in stockholder’s equity. The standard requires comprehensive income to be reported in either a single statement that presents the components of net income, the components of other comprehensive income, and total comprehensive income, or in two consecutive statements. The standard also required separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. This standard was scheduled to be effective for periods starting after December 15, 2011. However, ASU 2011-12: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income deferred the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The adoption of ASU 2011-05 resulted in the disclosure of other comprehensive income outside the statement of changes in stockholder’s equity.

ASU 2011-04: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (“IFRS”). The adoption of ASU 2011-04 gives fair value the same meaning between GAAP and IFRS, and improves consistency of disclosures relating to fair value. As a result of this standard, an entity is required to add more robust disclosures regarding the sensitivity of fair value measurements categorized within Level 3 of the fair value hierarchy. The standard is effective for interim periods beginning after December 15, 2011. The adoption of ASU 2011-04 resulted in additional disclosures.

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at March 31, 2012 and December 31, 2011:

	March 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities owned	$24,107	$0	$0	$24,107
Other investments	1,024	29,448	35,498	65,970
Loans held for sale (1)	0	2,615	0	2,615
Small business loans, net of allowance for loan losses (2), (3)	0	5,817	8,199	14,016
Loans collateralizing asset-backed securities issued, net of allowance for loan losses (2), (3)	0	417,784	8,293	426,077

Total assets	$25,131	$455,664	$51,990	$532,785

Liabilities:
Marketable securities sold, but not yet purchased	$19,888	$0	$0	$19,888
Asset-backed securities issued (2)	0	388,867	0	388,867
Note payable (2)	0	24,775	0	24,775

Total liabilities	$19,888	$413,642	$0	$433,530

(1)	The Company carries the financial instrument at the lower of cost or market.
(2)	The Company carries the financial instrument at cost.
(3)	See Note 5 for valuation process and sensitivity of the fair value measurement to changes in unobservable inputs.
(4)	See Note 6 for valuation process and sensitivity of the fair value measurement to changes in unobservable inputs.

	December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities owned	$24,309	$0	$0	$24,309
Other investments	3,434	24,072	24,011	51,517
Loans held for sale (1)	0	2,979	0	2,979
Small business loans, net of allowance for loan losses (2), (3)	0	3,790	4,000	7,790
Loans collateralizing asset-backed securities issued, net of allowance for loan losses (2), (3)	0	405,386	14,769	420,155

Total assets	$27,743	$436,227	$42,780	$506,750

Liabilities:
Marketable securities sold, but not yet purchased	$10,921	$0	$0	$10,921
Asset-backed securities issued (2)	0	375,902	0	375,902
Note payable (2)	0	19,222	0	19,222

Total liabilities	$10,921	$395,124	$0	$406,045

(1)	The Company carries the financial instrument at the lower of cost or market.
(2)	The Company carries the financial instrument at cost.
(3)	See Note 5 for valuation process and sensitivity of the fair value measurement to changes in unobservable inputs.
(4)	See Note 6 for valuation process and sensitivity of the fair value measurement to changes in unobservable inputs.

Other Investments

The following tables provide fair value information related to the Company’s other investments at March 31, 2012 and December 31, 2011:

	March 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Other investments:
General partner investment in hedge funds	$0	$27,807	$0	$27,807
General partner investment in funds of funds	0	0	105	105

Total general partner investment in funds	0	27,807	105	27,912
Limited partner investment in private equity fund	0	0	2,625	2,625
Warrants and other	0	0	805	805
Equity securities in HGC and JMP Capital	1,023	1,641	31,963	34,627
Interest rate cap	1	0	0	1

Total other investments	$1,024	$29,448	$35,498	$65,970

	December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Other investments:
General partner investment in hedge funds	$0	$24,072	$0	$24,072
General partner investment in funds of funds	0	0	102	102

Total general partner investment in funds	0	24,072	102	24,174
Limited partner investment in private equity fund	0	0	2,585	2,585
Warrants and other	0	0	617	617
Equity securities in HGC and JMP Capital	3,426	0	20,707	24,133
Interest rate cap	8	0	0	8

Total other investments	$3,434	$24,072	$24,011	$51,517

The tables below provide a reconciliation of the beginning and ending balances for the assets held at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011.

(In thousands)	Balance as of December 31, 2011	Purchases	Sales	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers in/(out) of Level 3	Balance as of March 31, 2012	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$102	$0	$0	$3	$0	$105	$3
Limited partner investment in private equity fund	2,585	0	0	40	0	2,625	40
Warrants and other	617	0	0	188	0	805	188
Equity securities in HGC andand JMP Capital	20,707	9,402	0	2,767	(913)	31,963	2,767

Total Level 3 assets	$24,011	$9,402	$0	$2,998	$(913)	$35,498	$2,998

(1)	No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

(In thousands)	Balance as of December 31, 2010	Purchases	Sales	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers in/(out) of Level 3	Balance as of March 31, 2011	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$102	$0	$0	$4	$0	$106	$4
Limited partner investment in private equity fund	3,063	0	0	157	0	3,220	157
Warrants and other	532	15	0	258	0	805	258
Equity securities in HGC andand JMP Capital	11,245	1,388	0	1,934	(2,418)	12,149	1,934

Total Level 3 assets	$14,942	$1,403	$0	$2,353	$(2,418)	$16,280	$2,353

(1)	No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

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

There were no transfers in/out of Level 1 during the three months ended March 31, 2012 and 2011. There were transfers into Level 2 from Level 3 of $0.9 million and $2.4 million for the three months ended March 31, 2012 and 2011, respectively, as a result of the observability of fair value associated with the equity securities in HGC and JMP Capital. There were no other transfers in/out of Level 2 or Level 3 during the three months ended March 31, 2012 and 2011.

The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to Level 3 assets still held at the end of the period are reported in Principal Transactions in the accompanying Consolidated Statements of Operations.

Included in other investments are investments in partnerships in which one of the Company’s subsidiaries is the investment manager and general partner. The Company accounts for these investments using the equity method as described in Note 2—Summary of Significant Accounting Policies in the Company’s 2011 annual report. The Company’s proportionate share of those investments is included in the tables above. In addition, other investments include warrants and investments in funds managed by third parties. The investments in private investment funds managed by third parties are generally not redeemable at the option of the Company. As of March 31, 2012, the Company had unfunded investment commitments of $0.1 million related to private investment funds managed by third parties.

The Company used the following valuation techniques with unobservable inputs when estimating the fair value of the Level 3 assets:

Dollars in thousands	Fair Value at 3/31/2012	Valuation Technique	Unobservable Input	Range
General Partner in Funds of Funds (1)	$105	Net Asset Value	N/A	N/A
Limited Partner in Private Equity Fund (1)	$2,625	Net Asset Value	N/A	N/A
Warrants and Other	$805	Black-Scholes Option Model	Annualized volatility of credit (2)	20.7%-37.0%
Equity securities in HGC and JMP Capital	$31,963	Market comparable companies	Revenue multiples (3)	3.0x-9.9x
			EBITDA multiples (3)	9.8x-32.0x
			Free cash flow multiples (3)	55.1x-54.4x
			Discount for lack of marketability (4)	30%-40%
		Market transactions	Revenue multiples (3)	3.4x-5.7x
			EBITDA multiples (3)	11.5x-26.1x
			Control premium (4)	25%
(1)	The Company uses the reported net asset value per share as a practical expedient to estimate the fair value of the general partner investment in funds of funds and limited partner investment in mortgage and private equity funds.
(2)	The range represents amounts used in the analysis that the Company has determined market participants would use when pricing the warrants.
(3)	The rates represent amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(4)	The rates represent amounts used when the Company has determined that market participants would take into account these premiums and discounts when pricing the investments.

The significant unobservable input used in the fair value measurement of the warrants is the annualized volatility of credit. Significant increases in the rate would result in a significantly higher fair value measurement.

The significant unobservable inputs used in the fair value measurement of the equity securities in HGC and JMP Capital are Revenue, EBITDA and Free Cash Flow multiples, discount for lack of marketability, and control premiums. Significant increases in the multiples in isolation would result in a significantly higher fair value measurement. Increases in the discounts and premium in isolation would result in decreases to the fair value measurement.

Investments at Cost

On February 11, 2010, the Company made a $1.5 million investment in Class D Preferred Units of Sanctuary Wealth Services LLC (“Sanctuary”). Sanctuary provides a turnkey platform that allows independent wealth advisors to establish an independent advisory business without the high startup costs and regulatory hurdles. The Class D Preferred Units entitle the Company to receive a preferred dividend with units that are convertible into equity of Sanctuary at the option of the Company prior to the maturity date, which is three years from the investment date. The Company carries its investment in Sanctuary at cost within other investments on the Consolidated Statements of Financial Condition and evaluates the investment for impairment on a quarterly basis. During the fourth quarter of 2010, the Company determined that its investment in Sanctuary was fully impaired and recorded an impairment loss of $1.5 million, which was included in Principal Transactions on the Consolidated Statements of Operations. The carrying value of the Company’s investment in Sanctuary was zero at December 31, 2011 and March 31, 2012.

Derivative Financial Instruments

On May 29, 2010, the Company entered into an interest rate cap with City National Bank (the “Lender”) to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the Lender in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the line of credit and term loan to such rate. On July 1, 2010, the Company designated the interest rate cap as a cash flow hedge of the interest rate risk of a total of $27.1 million of outstanding borrowings with the Lender as of that date. The notional principal amount of the cap was $17.0 million at March 31, 2012. See Note 7 for additional information pertaining to the Company’s borrowing from the Lender.

The interest rate cap is recorded at fair value in other investments on the Consolidated Statements of Financial Condition, with unrealized gains and losses recorded as other comprehensive income. For the three months ended March 31, 2012, the Company recorded $6,477 of other comprehensive loss representing unrealized loss on the interest rate cap. In addition, for the three months ended March 31, 2012, $13,674 was reclassified from accumulated other comprehensive income into interest expense as amortization of the interest cap.

5. Small Business Loans

Small business loans consist of loans held at HCC. HCC was formed in the third quarter of 2011 to generate both current income and capital appreciation by primarily making direct investments in the form of subordinated debt, and, to a lesser extent, senior debt and minority equity investments in small to mid-size companies. As of March 31, 2012, the $13.5 million net loans outstanding were commercial loans. The following table summarizes the components of this small business loan receivable balance:

(In thousands)	March 31, 2012	December 31, 2011
Small business loans	$14,399	$8,000
Allowance for loan losses	(435)	(216)
Deferred loan fees	(481)	(307)

Small business loans, net	$13,483	$7,477

The Company, at least on a quarterly basis, reviews and evaluates the credit quality of each loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody’s rating, 2) current internal rating and 3) performance. The review follows a similar methodology as the review over loans collateralizing asset-backed securities issued. See Note 2—Summary of Significant Accounting Policies in the Company’s 2011 10-K for the policy and methodology in determining an allowance for loan losses and further descriptions of the credit quality factors analyzed.

	Cash Flow (CF)
(In thousands)	March 31, 2012	December 31, 2011
Moody’s rating:
B1 - B3	6,000	4,000
NR	8,399	4,000

Total:	$14,399	$8,000

Internal rating:
2	14,399	8,000

Total:	$14,399	$8,000

Performance:
Performing	$14,399	$8,000

Total:	$14,399	$8,000

A summary of the activity in the allowance for loan losses for the three months ended March 31, 2012 was as follows:

Three Months Ended
(In thousands)	March 31, 2012
Balance at beginning of period	$(216)
Provision for loan losses	(219)
Loans charged off	0
Recoveries	0

Balance at end of period	$(435)

The Company determined the fair value of small business loans to be $14.0 million and $7.8 million as of March 31, 2012 and December 31, 2011, respectively. The fair value of the loans are calculated using the average market bid and ask quotation obtained from a loan pricing service. Such loans are identified as Level 2 assets. When average market bid and ask quotations are not available, the loans are identified as Level 3 assets. The fair value of these Level 3 loans are calculated internally based on their performance. This analysis incorporates comparable loans traded in the marketplace, the obligor’s industry, future business prospects, capital structure, and expected credit losses. Significant declines in the performance of the loan would result in decreases to the fair value measurement.

6. Loans Collateralizing Asset-backed Securities Issued and Loans Held for Sale

Loans collateralizing asset-backed securities issued and loans held for sale are commercial loans securitized and owned by Cratos CLO. The loans consist of those loans within the CLO securitization structure at the acquisition date of Cratos and loans purchased by the CLO subsequent to the Cratos acquisition date. The following table presents the components of loans collateralizing asset-backed securities issued and loans held for sale at March 31, 2012 and December 31, 2011:

	Loans Collateralizing Asset- backed Securities		Loans Held for Sale
(In thousands)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Loans	$436,908	$436,954	$4,686	$4,686
Allowance for loan losses	(4,292)	(4,199)	0	0
Liquidity discount	(12,616)	(14,459)	(1,279)	(1,279)
Credit discount	(1,335)	(1,335)	0	0
Deferred loan fees, net	(6,925)	(6,191)	(161)	(168)
Valuation allowance	N/A	N/A	(647)	(282)

Total loans, net	$411,740	$410,770	$2,599	$2,957

Loans recorded upon the acquisition of Cratos at fair value reflect a liquidity discount and a credit discount. In addition, most loans purchased subsequent to the acquisition were purchased at a discount to their principal value, reflecting deferred loan fees. The tables below summarize the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount, deferred loan fees and carrying values, net for the impaired loans and non-impaired loans as of and for the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$10,538	$(2,277)	$(5,924)	$(1,335)	$(54)	$948
Purchases / funding	5	0	0	0	0	5
Repayments	(23)	0	0	0	0	(23)
Accretion of discount	0	0	17	0	0	17

Balance at end of period	$10,520	$(2,277)	$(5,907)	$(1,335)	$(54)	$947

Non-impaired Loans
Balance at beginning of period	$426,416	$(1,922)	$(8,535)	$0	$(6,137)	$409,822
Purchases / funding	47,496	0	0	0	(1,715)	45,781
Repayments	(8,461)	0	0	0	0	(8,461)
Accretion of discount	0	0	863	0	560	1,423
Provision for loan losses	0	(93)	0	0	0	(93)
Sales and payoff	(39,063)	0	963	0	421	(37,679)

Balance at end of period	$426,388	$(2,015)	$(6,709)	$0	$(6,871)	$410,793

The tables below summarize the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount, deferred loan fees and carrying values, net for the impaired loans and non-impaired loans as of and for the three months ended March 31, 2011:

	Three Months Ended March 31, 2011
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$13,867	$(582)	$(2,557)	$(8,558)	$0	$2,170
Purchases / funding	17	0	0	0	0	17
Repayments	(78)	0	0	0	0	(78)
Accretion of discount	0	0	57	0	0	57
Sales and payoff	(6,583)	0	659	3,795	0	(2,129)

Balance at end of period	$7,223	$(582)	$(1,841)	$(4,763)	$0	$37

Non-impaired Loans
Balance at beginning of period	$439,491	$(1,410)	$(33,037)	$0	$(6,451)	$398,593
Purchases / funding	91,177	0	0	0	(670)	90,507
Repayments	(6,743)	0	0	0	0	(6,743)
Accretion of discount	0	0	4,249	0	428	4,677
Provision for loan losses	0	(220)	0	0	0	(220)
Sales and payoff	(72,586)	0	1,680	0	960	(69,946)

Balance at end of period	$451,339	$(1,630)	$(27,108)	$0	$(5,733)	$416,868

Allowance for Loan Losses

The Company recorded general reserves of $0.1 million and $0.2 million during the quarters ended March 31, 2012 and 2011, respectively, on non-impaired loans. A summary of the activity in the allowance for loan losses for loans collateralizing asset-backed securities for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
(In thousands)	2012	2011
Balance at beginning of period	$(4,199)	$(1,992)
Provision for loan losses:
General reserve	(93)	(220)
Reversal due to sale, payoff or restructure of loans	0	0

Balance at end of period	$(4,292)	$(2,212)

Impaired Loans

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of both March 31, 2012 and December 31, 2011, $3.2 million of recorded investment amount of loans collateralizing asset-backed securities issued were individually evaluated for impairment. The remaining $410.9 million and $411.7 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment, as of March 31, 2012 and December 31, 2011 respectively. The entire $2.6 million and $3.0 million of recorded investment amount of loans held for sale were individually evaluated for impairment, as of March 31, 2012 and December 31, 2011, respectively.

All impaired loans are classified as cash flow loans. The tables below present certain information pertaining to the impaired loans at March 31, 2012 and December 31, 2011:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2012
Impaired loans with an allowance recorded	$3,223	$10,699	$2,277
Impaired loans with no related allowance recorded	0	0	0

	$3,223	$10,699	$2,277

December 31, 2011
Impaired loans with an allowance recorded	$3,223	$10,537	$2,277
Impaired loans with no related allowance recorded	0	0	0

	$3,223	$10,537	$2,277

	Three Months Ended March 31,
(In thousands)	2012	2011
Average recorded investment	$3,223	$1,336

Interest income recognized	$37	$88

Non-Accrual, Past Due Loans and Restructured Loans

At March 31, 2012, two Cash Flow loans with the aggregate principal amount of $10.7 million and recorded investment amount of $3.2 million were on non-accrual status. At December 31, 2011, two Cash Flow loans with the aggregate principal amount of $10.5 million and recorded investment amount of $3.2 million were on non-accrual status. The Company recognized $37 thousand and $88 thousand in interest income, other than the accretion of liquidity discounts, for the two impaired loans with a weighted average loan balance of $10.7 million and $11.3 million that were on non-accrual status during the three months ended March 31, 2012 and 2011.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. At both March 31, 2012 and December 31, 2011, one non-accrual loan in the amount of $2.7 million was over 90 days past due. No other loans were past due at March 31, 2012 or December 31, 2011.

At March 31, 2012 and December 31, 2011, the impaired loans included two Cash Flow loans, with the aggregated recorded investment balance of $0.6 million for both these periods, whose terms were modified in a troubled debt restructuring (“TDR”). Concessions for these TDRs included a below market interest rate as of December 31, 2011 or receipt of equity interest in the debtor as compensation for reducing the loan principal balance. There were neither new TDR loans nor additional restructuring to existing TDR loans in the three months ended March 31, 2012. No payment defaults in the previous 12 months resulted in any TDRs. At March 31, 2012 and December 31, 2011, there were no remaining commitments to lend funds to debtors whose terms have been modified in a TDR.

Credit Quality of Loans

The Company, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody’s rating, 2) current internal rating and 3) performance. The tables below present, by credit quality indicator, the Company’s recorded investment in loans collateralizing asset-backed securities issued at March 31, 2012 and December 31, 2011.

	Cash Flow (CF)		Enterprise Value (EV)		Total Loans Collateralizing Asset-Backed Securities Issued		Held for Sale - Cash Flow (CF)
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(In thousands)	2012	2011	2012	2011	2012	2011	2012	2011
Moody’s rating:
Baa1 - Baa3	$4,940	$4,951	$0	$0	$4,940	$4,951	$0	$0
Ba1 - Ba3	125,466	131,743	0	0	125,466	131,743	0	0
B1 - B3	279,694	271,770	1,953	1,958	281,647	273,728	0	0
Caa1 - Caa3	3,978	4,546	0	0	3,978	4,546	2,599	2,957

Total:	$414,078	$413,010	$1,953	$1,958	$416,031	$414,968	$2,599	$2,957

Internal rating:
Performing	$398,444	$397,033	$1,953	$1,958	$400,397	$398,991	$0	$0
Moderate	12,410	12,754	0	0	12,410	12,754	0	0
Watchlist (1)	569	3,223	0	0	569	3,223	2,599	2,957
Non-Accrual (1)	2,654	0	0	0	2,654	0	0	0

Total:	$414,077	$413,010	$1,953	$1,958	$416,030	$414,968	$2,599	$2,957

Performance:
Performing	$410,855	$409,787	$1,953	$1,958	$412,808	$411,745	$2,599	$2,957
Non-performing	3,223	3,223	0	0	3,223	3,223	0	0

Total:	$414,078	$413,010	$1,953	$1,958	$416,031	$414,968	$2,599	$2,957

(1)	Loans with an internal rating of Watchlist or below are designated as loans on non-accrual status.

The Company determined the fair value of loans collateralizing asset-backed securities to be $428.7 million and $420.1 million as of March 31, 2012 and December 31, 2011, respectively; primarily using the average market bid and ask quotation obtained from a loan pricing service. Such loans are identified as Level 2 assets. When average market bid and ask quotations were not available, the loans are identified as Level 3 assets. The fair value of these Level 3 loans are calculated internally based on their performance. This analysis incorporates comparable loans traded in the marketplace, the obligor’s industry, future business prospects, capital structure, and expected credit losses. Significant declines in the performance of the loan would result in decreases to the fair value measurement.

The fair value of the loan held for sale was determined to be $2.6 million and $3.0 million as of March 31, 2012 and December 31, 2011, using similar methodology. Based on the fair value methodology, the Company has identified the loan held for sale as a Level 2 asset.

7. Note Payable

Note payable consists of two term loans related to the Company’s Credit Agreement with City National Bank (the “Lender”), as defined below.

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

The Sixth Amendment provided a new line of credit of up to $30.0 million to the extent the aggregate outstanding balance of all facilities does not exceed $55.0 million. The new line of credit will remain available through August 24, 2013. On such date, any outstanding amounts convert to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity on August 24, 2017. The Sixth Amendment also permits additional investments. The Company anticipates that the proceeds will be used to fund certain commitments to HCC, to repurchase Company stock and other permitted investments, and for other general working capital purposes. The Company’s outstanding balance on this line of credit was $7.7 million as of March 31, 2012.

Under the Fifth Amendment, JMP Securities entered into a $20.0 million revolving line of credit with City National Bank to be used for regulatory capital purposes during its securities underwriting activities. Draws on the revolving line of credit bear interest at the rate of prime and are available through April 8, 2012 on which date, if there is an existing outstanding amount, it converts to a loan that matures on April 8, 2013. There was no borrowing on this line of credit as of March 31, 2012.

The Third Amendment converted the Company’s outstanding revolving loans of $8.7 million into a single term loan as of December 31, 2008. The term loan is being repaid in equal quarterly payments of $0.4 million, which commenced on March 31, 2009 and continues through December 31, 2013 and bears interest at LIBOR plus 2.25%. The outstanding balance on this term loan was $3.0 million as of March 31, 2012.

The Third Amendment also provided that of the original $30.0 million revolving line of credit, $21.0 million remained available under the revolving portion of the Credit Agreement and the annual interest rate provisions of the Credit Agreement were increased from the prime rate minus 1.25% to the prime rate and from LIBOR plus 1.25% to LIBOR plus 2.25%. The Lender agreed to continue to provide revolving loans of up to $21.0 million through December 31, 2010, on which date the then existing revolving loans converted into term loans. On December 31, 2010, pursuant to the provisions of the Third Amendment, the outstanding revolving loan of $21.0 million was converted into a single term loan that will fully mature on December 31, 2013. This term loan is being repaid in equal quarterly payments of $1.8 million, which commenced on April 1, 2011 and continues through January 1, 2014. The outstanding balance on this term loan was $14.0 million as of March 31, 2012.

The two term loans had an aggregate outstanding principal amount of $17.0 million and $19.2 million at March 31, 2012 and December 31, 2011, respectively. The following table shows the repayment schedules for the principal portion of the term loans at March 31, 2012:

(In thousands)	March 31, 2012
2012	6,552
2013	8,736
2014	1,750
Thereafter	0

$17,038

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit the bank to terminate our note and require the immediate repayment of any outstanding principal and interest. The Third Amendment modified the financial covenants in the Credit Agreement to remove both the minimum requirement of Net Income (as defined in the Credit Agreement) and the minimum requirement of EBITDA (as defined in the Credit Agreement). The Third Amendment also removed the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) and added a new financial covenant regarding the Company’s liquidity. The Sixth Amendment added back the Fixed Charge Coverage Ratio requirement and introduced certain leverage ratio requirements. At March 31, 2012, the Company was in compliance with the loan covenants. The term loan is collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

On May 29, 2010 the Company entered into an interest rate cap with the Lender to effectively fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the counterparty in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the term loan to such rate. The cap had an initial notional principal amount of $27.1 million, indexed to LIBOR and amortizes in accordance with the amortization of the revolving line of credit and term loan. The notional principal amount of the cap was $17.0 million at March 31, 2012. See Note 4 for additional information on the interest rate cap.

8. Asset-backed Securities Issued

On May 17, 2007, Cratos CLO completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization and obtained $455.0 million of third-party financing. The Notes will be repaid from the cash flows generated by the loan portfolio owned by the CLO. The Notes were issued in seven separate classes as set forth in the table below. The Company owns approximately 94.0% of the unsecured subordinated notes and $13.8 million of Class C, D and E notes ($2.0 million of Class C, $4.1 million of Class D and $7.7 million of Class E notes). These unsecured subordinated notes and the Class C, D and E notes owned by the Company are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at March 31, 2012 and December 31, 2011.

	As of March 31, 2012
(In millions)	Notes Originally Issued	Outstanding Principal Balance	Liquidity Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody’s / S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$315.8	$(14.7)	$301.1	0.26% - 0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	(3.7)	26.3	0.50%	Aaa/AA+
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	(8.8)	26.2	1.10%	Aa3/AA-
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	(8.8)	25.2	2.40%	A3/BBB+
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	(8.4)	21.6	5.00%	Ba2/BB-

Total secured notes sold to investors	$455.0	$444.8	$(44.4)	$400.4
Unsecured subordinated notes due 2021	45.0	45.0	(39.9)	5.1

Total notes for the CLO I offering	$500.0	$489.8	$(84.3)	$405.5
Consolidation elimination	N/A	(58.8)	42.9	(15.9)

Total asset-backed securities issued	N/A	$431.0	$(41.4)	$389.6

(1)	These ratings are unaudited and were the current ratings as of March 31, 2012 and are subject to change from time to time.

	As of December 31, 2011
(In millions)	Notes Originally Issued	Outstanding Principal Balance	Liquidity Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody’s / S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$315.8	$(17.6)	$298.2	0.26% -0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	(4.4)	25.6	0.50%	Aaa/AA+
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	(10.5)	24.5	1.10%	Aa3/AA-
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	(10.5)	23.5	2.40%	A3/BBB+
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	(10.0)	20.0	5.00%	Ba2/BB-

Total secured notes sold to investors	$455.0	$444.8	$(53.0)	$391.8
Unsecured subordinated notes due 2021	45.0	45.0	(39.9)	5.1

Total notes for the CLO I offering	$500.0	$489.8	$(92.9)	$396.9
Consolidation elimination	N/A	(58.8)	43.5	(15.3)

Total asset-backed securities issued	N/A	$431.0	$(49.4)	$381.6

(1)	These ratings are unaudited and were the current ratings as of December 31, 2011 and are subject to change from time to time.

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari-passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and will not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. As of March 31, 2012 and December 31, 2011, all interest on the secured notes was current. The CLO is also required to pay a commitment fee of 0.18% on the unused portion of the funding commitments of the Class A-1 notes. As of March 31, 2012 and December 31, 2011, all of the Class A-1 notes were drawn. The secured notes are secured by the CLO loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests. Total interest expense related to the asset-backed securities issued for the three months ended March 31, 2012 and 2011 was $9.4 million and $8.4 million, respectively, which comprised cash coupon of $1.3 million and $1.1 million and a liquidity discount amortization of $8.1 million and $7.3 million, respectively. As of March 31, 2012 and December 31, 2011, accrued interest payable on the Notes was $0.6 million and $0.5 million, respectively.

The Notes recorded upon the acquisition of Cratos in April 2009 at fair value reflect a liquidity discount. The activity in the note principal and liquidity discount for the three months ended March 31, 2012 comprised the following:

	Three Months Ended March 31, 2012
(In thousands)	Principal	Liquidity Discount	Net
Balance at beginning of period	$431,003	$(49,447)	$381,556
Amortization of discount	0	8,056	8,056

Balance at end of period	$431,003	$(41,391)	$389,612

The activity in the note principal and liquidity discount for the three months ended March 31, 2011 comprised the following:

	Three Months Ended March 31, 2011
(In thousands)	Principal	Liquidity Discount	Net
Balance at beginning of period	$431,003	$(79,681)	$351,322
Amortization of discount	0	7,299	7,299

Balance at end of period	$431,003	$(72,382)	$358,621

The Company determined the fair value of asset-backed securities issued to be $388.9 million and $375.9 million as of March 31, 2012 and December 31, 2011, respectively. Based on the fair value methodology, the Company has identified the asset backed securities issued as Level 2 liabilities.

9. Stockholders’ Equity

Stock Repurchase Program

In each of August and November 2007, the Company’s board of directors authorized a 1.5 million share repurchase program, both of which were fully executed as of January 18, 2008. On March 10, 2008, the Company’s board of directors authorized the repurchase of an additional 2.0 million shares during the subsequent eighteen months, the repurchase of an additional 0.5 million shares during the subsequent twelve months on March 3, 2009, the repurchase of an additional 1.0 million shares during the subsequent eighteen months on May 4, 2010, the repurchase of an additional 0.5 million shares during the subsequent twelve months on May 3, 2011, and the repurchase of an additional 1.0 million shares during the subsequent eighteen months on November 1, 2011. During the three months ended March 31, 2012 and 2011, the Company repurchased 597,143 and 218,799 shares, respectively, of the Company’s common stock at an average price of $7.08 per share and $8.32 per share, respectively, for an aggregate purchase price of $4.2 million and $1.8 million, respectively. 581,228 shares repurchased during the three months ended March 31, 2012 were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company. The remaining shares were repurchased in the open market. All shares repurchased during the three months ended March 31, 2011 were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company.

The timing and amount of any future open market stock repurchases will be determined by JMP management based on its evaluation of market conditions, the relative attractiveness of other capital deployment activities, regulatory considerations and other factors. Any open market stock repurchase activities will be conducted in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act, or in privately negotiated transactions. Repurchases of common stock may also be made under an effective Rule 10b5-1 plan which permits common stock to be repurchased when the Company may otherwise be prohibited from doing so under insider trading laws. This repurchase program may be suspended or discontinued at any time.

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

Stock Options

There was no stock option activity for the three months ended March 31, 2012. The following table summarizes the stock options outstanding as well as stock options vested and exercisable as of March 31, 2012:

As of March 31, 2012
	Options Outstanding				Options Vested and Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value
$10.00 - $12.50	1,704,665	2.75	$11.20	0	1,704,665	2.75	$11.20	0

The Company recognizes stock-based compensation expense for stock options over the graded vesting period of the options using the accelerated attribution method. The Company recognized compensation expense related to stock options of zero for both the three months ended March 31, 2012 and 2011.

As of March 31, 2012, there was no unrecognized compensation expense related to stock options.

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

The following table summarizes the RSU activity for the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, beginning of year	1,634,268	$7.42
Granted	952,597	7.35
Vested	(1,383,949)	7.58
Forfeited	(83,937)	6.87

Balance, end of period	1,118,979	$7.20

The aggregate fair value of RSUs vested during the three months ended March 31, 2012 was $9.8 million. For the three months ended March 31, 2012, the income tax benefits realized from the vested RSUs were $4.0 million.

The Company recognizes compensation expense over a graded vesting period using the accelerated attribution method. For the three months ended March 31, 2012 and 2011, the Company recorded compensation expense of zero and $0.3 million, respectively, related to RSUs awarded in connection with the IPO. In addition, for both the three months ended March 31, 2012 and 2011, the Company recorded compensation expense of $0.2 million and $0.1 million for RSUs granted after the IPO. For both the three months ended March 31, 2012 and 2011, the Company recognized income tax benefits of $0.1 million and $0.2 million, related to the compensation expense recognized for RSUs. As of March 31, 2012, there was $8.2 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 2.68 years.

11. Net Income (Loss) per Share of Common Stock

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

The computations of basic and diluted net income per share for the three months ended March 31, 2012 and 2011 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended March 31,
	2012	2011
Numerator:
Net income attributable to JMP Group Inc.	$352	$3,538

Denominator:
Basic weighted average shares outstanding	22,180	21,843
Effect of potential dilutive securities:
Restricted stock units	1,093	993

Diluted weighted average shares outstanding	23,273	22,836

Net income per share
Basic	$0.02	$0.16
Diluted	$0.02	$0.15

Stock options to purchase 1,704,665 and 1,796,865 shares of common stock for the three months ended March 31, 2012 and 2011, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Restricted stock units for 24,676 and 1,040 shares of common stock for the three months ended March 31, 2012 and 2011, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

12. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the U.S. Internal Revenue Service. There were no contributions by the Company during the three months ended March 31, 2012 and 2011.

13. Income Taxes

The Company is subject to U.S. federal and state income taxes. For the three months ended March 31, 2012 and 2011, the Company recorded a tax expense of $0.3 million and $2.5 million, respectively.

The components of the Company’s income tax expense for the three months ended March 31, 2012 and 2011 are as follows:

(In thousands)	Three Months Ended March 31,
	2012	2011
Federal	$0	$1,914
State	0	263

Total current income tax expense	0	2,177
Federal	303	260
State	19	46

Total deferred income tax expense	322	306

Total income tax expense	$322	$2,483

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011
Tax at federal statutory tax rate	35.00%	35.00%
State income tax, net of federal tax benefit	5.75%	5.75%
Adjustment for other permanent items	0.71%	0.31%
Adjustment for permanent items (HGC non-controlling interest)	-32.30%	-11.53%

Rate before one-time events	9.16%	29.53%
Adjustment for prior year taxes	0.00%	-0.28%
California state enterprise zone tax credit	-0.94%	-0.31%

Effective tax rate	8.22%	28.94%

The Company determined that a valuation allowance against deferred tax assets was not necessary as of March 31, 2012 and December 31, 2011 based on the assessment of future ordinary income and capital gains and that the deferred tax assets will, more-likely-than-not, be realized. The 20.72% decrease in the effective tax rate for the three months ended March 31, 2012 compared to the same periods in 2011 was primarily attributable to the income associated with HGC which is consolidated for financial reporting purposes but not for tax purposes.

The Company adopted the accounting principles related to uncertainty in income taxes on May 16, 2007, the date the Company became subject to federal and state income taxes. The Company has analyzed the filing positions in its federal and state income tax returns for all open tax years, which are 2008 through 2011 for federal income tax purposes and 2007 through 2011 for state income tax purposes. The Company does not anticipate any tax adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, the Company recorded no liability for uncertain income tax positions at March 31, 2012. In addition, the Company did not record a cumulative effect adjustment related to the adoption of the amended accounting principles related to the accounting for uncertainty in income taxes, and no liabilities for uncertain income tax positions have been recorded pursuant to the amended accounting principles.

The Company’s policy for recording interest and penalties associated with the tax audits or unrecognized tax benefits, if any, is to record such items as a component of income before taxes. Penalties, if incurred, would be recorded in “administration” and interest paid or received would be recorded in “interest and dividend expense” in the Consolidated Statements of Operations.

14. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts, Minnesota and New York under various operating leases. Rental expense for the three months ended March 31, 2012 and 2011 was $0.8 million and $0.7 million, respectively.

The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

(In thousands)	March 31, 2012
2012	$1,902
2013	3,458
2014	3,388
2015	3,356
2016	3,307
Thereafter	6,197

$21,608

In the normal course of business, the Company enters into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at March 31, 2012 and December 31, 2011, had no material effect on the consolidated financial statements.

The marketable securities owned and the restricted cash, as well as the cash held by the clearing broker, may be used to maintain margin requirements. At March 31, 2012 and December 31, 2011, the Company had $0.2 million and $0.3 million of cash on deposit with JMP Securities’ clearing broker, respectively. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. As of March 31, 2012 and December 31, 2011, the Company had unfunded commitments of $8.5 million and $3.2 million, respectively, in the Corporate Credit segment.

15. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $22.0 million and $38.0 million, which were $21.0 million and $37.0 million in excess of the required net capital of $1.0 million at March 31, 2012 and December 31, 2011, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.52 to 1 and 0.26 to 1 at March 31, 2012 and December 31, 2011, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

16. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various affiliated entities, including corporations, partnerships, limited liability companies, and offshore investment companies. The Company also owns an investment in most of such affiliated entities. As of March 31, 2012 and December 31, 2011, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $27.9 million and $36.0 million, respectively, which consisted of general partner investments in hedge and other private funds of $27.8 million and $25.6 million, respectively, general partner or other principal investments in funds of funds of $0.1 million for both periods, and an investment in New York Mortgage Trust, Inc. “NYMT” common stock of zero and $10.3 million, respectively. Base management fees earned from these affiliated entities were $2.4 million and $2.3 million for the quarters ended March 31, 2012 and 2011, respectively. Also, the Company earned incentive fees of $1.0 million and $0.9 million, from these affiliated entities for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, the Company had incentive fees receivable from these affiliated entities of $0.4 million and $2.1 million, respectively.

17. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at March 31, 2012 and December 31, 2011 have subsequently settled with no resulting material liability to the Company. For the three months ended March 31, 2012 and 2011, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of March 31, 2012 and December 31, 2011.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In its Corporate Credit segment, the Company had unfunded commitments of $8.5 million and $0.2 million and standby letters of credit of $0.4 million and $0.2 million at March 31, 2012 and December 31, 2011, respectively.

20. Business Segments

The Company’s business results are categorized into the following four business segments: Broker-Dealer, Asset Management, Corporate Credit and Corporate. The Broker-Dealer segment includes a broad range of services, such as underwriting and acting as a placement agent for public and private capital markets raising transactions and financial advisory services in M&A, restructuring and other strategic transactions. The Broker-Dealer segment also includes institutional brokerage services and equity research services to our institutional investor clients. The Asset Management segment includes the management of a broad range of pooled investment vehicles, including the Company’s hedge funds, hedge funds of funds, as well as the Company’s principal investments in public and private securities. The Corporate Credit segment includes the management of collateralized loan obligations, small business loans and certain principal investments through JMP Capital and HCC. The Corporate segment includes revenues and expenses related to JMP Group Inc., the holding company, and JMP Group LLC, and is mainly comprised of corporate overhead expenses and interest expense related to the Company’s credit facility with City National Bank. The accounting policies of the segments are consistent with those described in the Summary of Significant Accounting Policies in Note 2 in the 2011 10-K.

Revenue generating activities between segments are eliminated from the segment results for reporting purposes. These activities include fees paid by the Broker-Dealer segment to the Asset Management segment for the management of its investment portfolio as well as fees paid by the Corporate Credit segment to the Asset Management segment for co-management of its investment portfolio.

The Company’s segment information for the three months ended March 31, 2012 and 2011 were prepared using the following methodology:

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

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income (loss) before non-controlling interest and income tax expense (benefit) and assets:

	Three Months Ended March 31,
(In thousands)	2012	2011
Broker-Dealer
Non-interest revenues	$23,776	$27,378
Net interest income	48	113

Total net revenues after provision for loan losses	$23,824	$27,491
Non-interest expenses	20,389	21,937

Segment income before income tax expense	$3,435	$5,554

Segment assets	$66,681	$70,318
Asset Management
Non-interest revenues	$9,144	$7,125
Net interest income	4	10

Total net revenues after provision for loan losses	$9,148	$7,135
Non-interest expenses	4,627	3,992

Segment income before income tax expense	$4,521	$3,143

Segment assets	$93,641	$68,852
Corporate Credit
Non-interest revenues	$1,212	$6,640
Net interest income (expense)	(2,213)	1,999
Provision for loan losses	(312)	(220)

Total net revenues after provision for loan losses	$(1,313)	$8,419
Non-interest expenses (income)	(97)	4,485

Segment income (loss) before income tax expense	$(1,216)	$3,934

Segment assets	$494,559	$466,241
Corporate
Non-interest revenues	$7	$328
Net interest income (expense)	11	(142)
Provision for loan losses	0	0

Total net revenues after provision for loan losses	$18	$186
Non-interest expenses	2,793	4,240

Segment loss before income tax expense	$(2,775)	$(4,054)

Segment assets	$136,224	$158,084
Eliminations
Non-interest revenues	$(319)	$(329)

Total net revenues after provision for loan losses	$(319)	$(329)
Non-interest expenses	(265)	(329)

Segment loss before income tax expense	$(54)	$0

Segment assets	$(126,144)	$(137,341)
Consolidated Entity
Non-interest revenues	$33,820	$41,142
Net interest income (expense)	(2,150)	1,980
Provision for loan losses	(312)	(220)

Total net revenues after provision for loan losses	$31,358	$42,902
Non-interest expenses	27,447	34,325

Income before income tax expense	$3,911	$8,577

Total assets	$664,961	$626,154

21. Summarized Financial Information for Equity Method Investments

The tables below present summarized financial information of the hedge funds which the Company accounts for under the equity method. The financial information below represents 100% of the net assets, net realized and unrealized gains (losses) and net investment income (loss) of such hedge funds as of the dates and for the periods indicated.

	March 31, 2012	December 31, 2011
(In thousands)	Net Assets	Net Assets
Harvest Opportunity Partners II	$79,022	$74,953
Harvest Small Cap Partners	319,326	324,453
Harvest Franchise Fund	63,390	0
Harvest Agriculture Select	14,361	12,149
Harvest Technology Partners	30,252	24,571
Harvest Diversified Partners	23,515	23,637

	Three Months Ended March 31,
	2012		2011
(In thousands)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II	$3,939	$(324)	$563	$(289)
Harvest Small Cap Partners	(4,548)	(4,448)	3,098	(3,068)
Harvest Franchise Fund	3,875	(879)	0	0
Harvest Agriculture Select	1,307	(80)	345	(78)
Harvest Technology Partners	1,815	(161)	573	(147)
Harvest Diversified Partners	1,674	(111)	576	(154)

22. Subsequent Events

In April 2012, the Company’s investment in Sanctuary, which was fully impaired as of December 31, 2010, completed its restructuring, resulting in an anticipated $0.9 million recovery.

On April 18, 2012, the Company met the contingent advisory obligations outlined in the December 31, 2011 termination agreement with NYMT. This will result in an expected income of $2.0 million.

On May 1, 2012, the Company’s board of directors declared a cash dividend of $0.035 per share of common stock for the first quarter of 2012 to be paid on June 1, 2012, to common stockholders of record on May 18, 2012.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the unaudited consolidated financial statements and the related notes included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the MD&A for the fiscal year ended December 31, 2011 contained in our Annual Report on Form 10-K (the “2011 10-K”) filed with the SEC on March 12, 2012, as well as the Consolidated Financial Statements and Notes contained therein.

Cautionary Statement Regarding Forward Looking Statements

This MD&A and other sections of this report contain forward looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events that we believe to be reasonable. There are or may be important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed under the caption “Risk Factors” in our 2011 10-K. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our 2011 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date of filing of this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

Overview

JMP Group Inc., together with its subsidiaries (collectively, the “Company”, “we” or “us”), is a full-service investment banking and asset management firm headquartered in San Francisco, California. We have a diversified business model with a focus on small and middle-market companies and provide:

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

Asset Management Fees

Asset management fees for hedge funds, hedge funds of funds, private equity funds and Harvest Capital Credit LLC (“HCC”) include base management fees and incentive fees earned from managing investment partnerships sponsored by us. Earned base management fees are generally based on the fair value of assets under management or aggregate capital commitments and the fee schedule for each fund and account. We also earn incentive fees based upon the performance of investment funds and accounts. For most of the funds, such fees are based on a percentage of the excess of an investment return over a specified highwater mark or hurdle rate over a defined performance period. For private equity funds, incentive fees are based on a specified percentage of realized gains from the disposition of each portfolio investment in which each investor participates, and we earn after returning contributions by the investors for that portfolio investment and for all other portfolio investments in which each such investor participates that have been disposed of at the time of distribution.

As of March 31, 2012, the contractual base management fees earned from each of these investment funds ranged between 1% and 2% of assets under management or were 2% of aggregate committed capital. The contractual incentive fees were generally (i) 20%, subject to highwater marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the funds of funds; (iii) 20%, subject to high-water marks, for Harvest Growth Capital LLC (“HGC”). Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole and our core sectors. These conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another. As we consolidate HCC and HGC, the management fees earned at HCS from HCC and HGC are eliminated on consolidation.

Asset management fees for the collateralized loan obligations (“CLOs”) we manage currently consist only of senior and subordinated base management fees. For one of the CLOs, we earn incentive fees in the event that specified cumulative investment returns are achieved, but such investment returns have not been achieved yet. We recognize base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate Cratos CLO, the management fees earned at JMP Credit Advisors LLC (“JMPCA”) from Cratos CLO are eliminated on consolidation in accordance with accounting principles generally accepted in the United States (“GAAP”). At March 31, 2012, the contractual base management fees earned from the CLOs ranged from 0.40% to 0.50% of the average aggregate collateral balance for a specified period.

The following tables present certain information with respect to the investment funds managed by HCS and CLOs managed by JMPCA:

	Assets Under Management (1) at		Company’s Share of Assets Under Management at
(In thousands)	March 31, 2012	December 31, 2011	March 31, 2012		December 31, 2011
Funds Managed by HCS:
Hedge Funds:
Harvest Opportunity Partners II	$79,022	$74,953		$4,221		$3,931
Harvest Small Cap Partners	319,326	324,453		4,994		5,112
Harvest Franchise Fund	63,390	0		2,148		0
Harvest Agriculture Select	14,361	12,149		2,256		1,995
Harvest Technology Partners (2)	76,915	58,712		324		113
Harvest Diversified Partners	23,515	23,637		13,863		12,921
Private Equity Funds:
Harvest Growth Capital LLC (3)	34,036	23,691		1,596		1,195
Funds of Funds:
JMP Masters Fund	54,052	52,853		105		102
REITs:
New York Mortgage Trust	33,262	34,056		N/A		N/A
Loans:
Harvest Capital Credit (3)	18,805	10,674		8,026		5,124

HCS Totals	$716,684	$615,178		$37,533		$30,493

CLOs by JMPCA:
Cratos CLO (3)	467,153	470,910		N/A		N/A
Other (4)	4,014	104,473		N/A		N/A

JMPCA Totals	$471,167	$575,383	$	N/A	$	N/A

JMP Group Inc. Totals	$1,187,851	$1,190,561		$37,533		$30,493

(1)	For hedge funds, private equity funds and funds of funds, assets under management represent the net assets of such funds. For NYMT, assets under management represent the portion of the net assets of NYMT that is subject to the management fee calculation. In connection with its investment in NYMT, in January 2008, we entered into an advisory agreement between HCS and NYMT. The advisory agreement was terminated effective July 26, 2010 and under the amended advisory agreement, HCS managed certain assets of NYMT, which were subject to the base advisory fee and incentive fee calculations, and received an annual consulting fee equal to $1.0 million. On December 31, 2011, the amended advisory agreement was terminated, pending certain contingent advisory obligations. For CLOs, assets under management represent the sum of the aggregate collateral balance and restricted cash to be reinvested in collateral, upon which management fees are earned.
(2)	Harvest Technology Partners (“HTP”) includes managed accounts in which the Company has neither equity investment nor control. These are included as they follow HTP strategy and earn fees.
(3)	HGC, HCC and Cratos CLO were consolidated in the Company’s Statements of Financial Condition at March 31, 2012 and December 31, 2011.
(4)	The CLO within Other initiated liquidation proceedings in December 2011. The remaining assets will be distributed in 2012.

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
(In thousands)	Company’s Share of Change in Fair Value	Management Fee	Incentive Fee	Company’s Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II	$193	$135	$99	$23	$179	$1
Harvest Small Cap Partners	(112)	1,511	0	26	1,267	11
Harvest Franchise Fund	148	136	0	0	0	0
Harvest Agriculture Select	195	32	67	54	21	22
Harvest Technology Partners (1)	8	184	618	2	81	67
Harvest Diversified Partners	888	44	52	225	75	40
Private Equity Funds:
Harvest Growth Capital LLC (2)	197	161	77	92	203	0
Funds of Funds:
JMP Masters Fund	3	123	0	4	152	0
REITs:
New York Mortgage Trust	87	250	206	65	270	721
Loans:
Harvest Capital Credit (2)	N/A	25	54	N/A	0	0
CLOs:
Cratos CLO (2)	N/A	590	0	N/A	585	0
Other (3)	N/A	22	0	N/A	295	0

Totals	$1,607	$3,213	$1,173	$491	$3,128	$862

(1)	HTP includes managed accounts in which the Company has neither equity investment nor control. These are included as they follow HTP strategy and earn fees.
(2)	Revenues earned from HGC, HCC, and Cratos are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.
(3)	The CLO within Other initiated liquidation proceedings in December 2011. The remaining assets will be distributed in 2012.

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

Gain on Repurchase of Asset-Backed Securities Issued

Gain on repurchase of asset-backed securities issued primarily consists of gains from repurchases of our ABS from third parties. Gains are recorded when the repurchase price is less than the carrying value of the ABS.

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

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees include the cost of floor and electronic brokerage and execution, securities clearance, and exchange fees. We clear our securities transactions through J.P. Morgan Clearing Corp. Changes in brokerage, clearing and exchange fees fluctuate largely in line with the volume of sales and trading activity.

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

Impairment Loss on Purchased Management Contract

Impairment loss on purchased management contract relates to a CLO management contract we purchased from Princeton Advisory Group, Inc. on September 8, 2010 for $3.8 million. Because a single investor had previously acquired control of the right to transfer the management contract without cause at any time with 90 days’ notice, we initially recorded an impairment charge of $2.8 million for the quarter ended September 30, 2010 and an additional impairment charge of $0.7 million in the quarter ended March 31, 2011. The CLO began liquidation proceedings in December 2011. The remaining assets will be distributed in 2012. See Note 9 in the 2011 10-K for further information.

Other Expenses

Other operating expenses primarily include occupancy, depreciation and CLO administration expense at JMP Credit.

Non-controlling Interest

Non-controlling interest for three months ended March 31, 2012 includes the interest of third parties in Cratos CLO, HGC, and HCC, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the three months ended March 31, 2011 includes the interest of third parties in Cratos CLO and HGC, partially-owned subsidiaries consolidated in our financial statements.

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

On August 18, 2011, HCS formed HCC to make direct investments in the form of subordinated debt and, to a lesser extent, senior debt and minority equity investments, in privately-held U.S. small to mid-size companies. HCS acts as its investment advisor, earning a base management fee equal to 2% annually of the gross assets acquired with equity. HCS does not charge a base management fee on assets funded through the Company’s line of credit. JMP Credit Advisors provides HCC with its administrative services, and is reimbursed its expenses, including the allocable percentage of the compensation costs for the employees performing services under the agreement. The Company consolidates HCC into its consolidated financial statements.

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2012 and 2011 and is not necessarily indicative of the results to be expected for any future period.

	Three Months Ended March 31,		Change from 2011 to 2012
(In thousands)	2012	2011	$	%
Revenues
Investment banking	$16,659	$20,225	$(3,566)	-17.6%
Brokerage	5,492	6,285	(793)	-12.6%
Asset management fees	3,474	3,153	321	10.2%
Principal transactions	6,484	3,630	2,854	78.6%
Gain on sale and payoff of loans	990	6,771	(5,781)	-85.4%
Net dividend (expense) income	(14)	250	(264)	-105.6%
Other income	735	828	(93)	-11.2%

Non-interest revenues	33,820	41,142	(7,322)	-17.8%

Interest income	7,458	10,620	(3,162)	-29.8%
Interest expense	(9,608)	(8,640)	(968)	11.2%

Net interest (loss) income	(2,150)	1,980	(4,130)	-208.6%

Provision for loan losses	(312)	(220)	(92)	41.8%

Total net revenues after provision for loan losses	31,358	42,902	(11,544)	-26.9%

Non-interest expenses
Compensation and benefits	21,771	28,231	(6,460)	-22.9%
Administration	1,250	1,070	180	16.8%
Brokerage, clearing and exchange fees	896	1,098	(202)	-18.4%
Travel and business development	702	670	32	4.8%
Communication and technology	908	921	(13)	-1.4%
Professional fees	639	708	(69)	-9.7%
Impairment loss on purchased management contract	0	700	(700)	-100.0%
Other	1,281	927	354	38.2%

Total non-interest expenses	27,447	34,325	(6,878)	-20.0%

Income before income tax expense	3,911	8,577	(4,666)	-54.4%
Income tax expense	322	2,483	(2,161)	-87.0%

Net income	3,589	6,094	(2,505)	-41.1%
Less: Net income attributable to non-controlling interest	3,237	2,556	681	26.6%

Net income attributable to JMP Group Inc.	$352	$3,538	$(3,186)	-90.1%

Three months ended March 31, 2012, Compared to Three months ended March 31, 2011

Overview

Total net revenues after provision for loan losses decreased $11.5 million, or 26.9%, from $42.9 million for the quarter ended March 31, 2011 to $31.4 million for the quarter ended March 31, 2012, driven by a decrease in non-interest revenues of $7.3 million as well as a decrease in net interest income of $4.1 million.

Non-interest revenues decreased $7.3 million, or 17.8%, from $41.1 million for the quarter ended March 31, 2011 to $33.8 million in the same period in 2012, primarily due to a $5.8 million decrease in the sale and payoff of loans, a $3.6 million decrease in investment banking revenues, partially offset by a $2.9 million increase in the principal transaction revenues.

Net interest income decreased $4.1 million, or 208.6%, from $2.0 million for the quarter ended March 31, 2011 to a $2.2 million loss for the same period in 2012. The decrease was primarily related to the net interest income of JMP Credit, which decreased from $2.0 million for the quarter ended March 31, 2011 to a loss of $2.6 million for the quarter ended March 31, 2012 as a result of increased net liquidity discount amortization.

Provision for loan losses increased $0.1 million, or 41.8%, from $0.2 million for the quarter ended March 31, 2011 to $0.3 million for the same quarter in 2012.

Total non-interest expenses decreased $6.9 million, or 20.2%, from $34.3 million for the quarter ended March 31, 2011 to $27.4 million for the quarter ended March 31, 2012, primarily due to a decrease in compensation and benefits of $6.5 million compared to the quarter ended March 31, 2011.

Net income attributable to JMP Group Inc. decreased $3.1 million, or 89.1%, from $3.5 million after income tax expense of $2.5 million for the quarter ended March 31, 2011 to $0.4 million after income tax expense of $0.3 million for the quarter ended March 31, 2012.

Revenues

Investment Banking

Investment banking revenues decreased $3.5 million, or 17.6%, from $20.2 million for the quarter ended March 31, 2011 to $16.7 million for the quarter ended March 31, 2012. As a percentage of total net revenues after provision for loan losses, investment banking revenues increased from 47.1% for the quarter ended March 31, 2011 to 53.1% for the quarter ended March 31, 2012. Public equity underwriting revenues decreased $3.3 million, or 26.8%, from $12.3 million for the quarter ended March 31, 2011 to $9.0 million for the quarter ended March 31, 2012. We executed 23 public equity underwriting transactions in both the quarters ended March 31, 2012 and 2011. We acted as a lead manager on three transactions in the quarter ended March 31, 2012 compared to four in the same period in 2011. Our debt and convertible revenues decreased $3.8 million, or 72.2% from $5.3 million in the quarter ended March 31, 2011 to $1.5 million for the quarter ended March 31, 2012. We executed five debt and convertible transactions in the quarter ended March 31, 2012 compared to two in the same period in 2011. Our strategic advisory revenues increased $2.9 million, or 276.1%, from $1.1 million for the quarter ended March 31, 2011 to $4.0 million for the quarter ended March 31, 2012. We executed five strategic advisory transactions in the quarter ended March 31, 2012 compared to two in the quarter ended March 31, 2011. Private capital markets and other revenues increased $0.7 million, or 42.7%, from $1.6 million for the quarter ended March 31, 2011 to $2.3 million for the same period in 2012. We executed two transactions related to private capital markets and other in the quarter ended March 31, 2012 compared to three in the same period in 2011.

Brokerage Revenues

Brokerage revenues decreased $0.8 million, or 12.6%, from $6.3 million for the quarter ended March 31, 2011 to $5.5 million for the quarter ended March 31, 2012. The decrease was the result of reduced trading volume. Brokerage revenues increased as a percentage of total net revenues after provision for loan losses, from 14.7% for the quarter ended March 31, 2011 to 17.5% for the quarter ended March 31, 2012.

Asset Management Fees

Asset management fees increased $0.3 million, or 10.2%, from $3.2 million for the quarter ended March 31, 2011 to $3.5 million for the quarter ended March 31, 2012. Asset management fees include base management fees and incentive fees for funds and a CLO under management. Base management fees were $2.3 million and $2.4 million for the quarters ended March 31, 2011 and March 31, 2012. Incentive fees increased $0.1 million from $0.9 million for the quarter ended March 31, 2011 to $1.0 million for the same period in 2012. The increase in incentive fees primarily related to an increase of $0.6 million due to incentive fees earned at Harvest Technology Partners, an increase of $0.1 million earned at Harvest Opportunity Partners II, offset by a decrease of $0.5 million of incentive fees earned at NYMT. As a percentage of total net revenues after provision for loan losses, asset management fees increased from 7.3% for the quarter ended March 31, 2011 to 11.1% for the same period in 2012.

Principal Transactions

Principal transaction revenues increased $2.9 million, or 78.6%, from $3.6 million for the quarter ended March 31, 2011 to $6.5 million for the same period in 2012. The increase reflects higher revenues from our equity investments and other securities and from our investment partnerships. Revenues from equity and other securities increased $1.8 million from $3.2 million for the quarter ended March 31, 2011 to $5.0 million for the same period in 2012, driven primarily by increases in unrealized gains in our equity security investments including a $0.7 million increase related to HGC and a $0.9 million increase related to JMPS. Revenues from our family of hedge funds and funds of funds increased $1.0 million, from $0.3 million for the quarter ended March 31, 2011 to $1.3 million for the same period in 2012. This increase primarily reflects the $0.7 million increase related to HDP. Revenues from our warrants and other investments remained at $0.1 million for the quarters ended March 31, 2011 and 2012. As a percentage of total net revenues after provision for loan losses, principal transaction revenues increased from 8.5% for the quarter ended March 31, 2011 to 20.7% for the same period in 2012.

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans decreased $5.8 million from $6.8 million for the quarter ended March 31, 2011 to $1.0 million for the same period in 2012, with all of the gain generated at JMP Credit. During the quarter ended March 31, 2012, 20 loans were sold or paid off, resulting in a total net gain of $1.4 million. Of the $1.4 million net gain, $1.1 million resulted from loans acquired in the 2009 acquisition of Cratos and $0.3 million was the result of activity from the remaining loans of the portfolio. The gains were partially offset by a $0.4 million loss booked to reflect fair value adjustments of the loan held for sale. $1.4 million of the net gain was related to 13 loan payoffs, where the borrowers repaid the loans at a premium to our carrying value. While we expect further gains in future periods, these revenues are highly unpredictable as we are not actively marketing the loans collateralizing asset-backed securities for sale and the remaining amount of discount from the 2009 acquisition continues to be reduced by the loan liquidity discount accretion even if there are no further gains to be recognized. As a percentage of total net revenues after provision for loan losses, gain on sale and payoff of loans decreased from 15.8% for the quarter ended March 31, 2011 to 3.2% for the same period in 2012.

Net Dividend Income

Net dividend income was a loss of $14 thousand and income of $0.3 million for the quarters ended March 31, 2012 and 2011, respectively. For the quarter ended March 31, 2011, dividend income was primarily comprised of dividend income from our investments in NYMT and in our principal investment portfolio.

Other Income

Other income decreased $0.1 million, or 11.2%, from $0.8 million for the quarter ended March 31, 2011 to $0.7 million for the quarter ended March 31, 2012. For both quarters other income was primarily comprised of revenues from fee sharing arrangements with, and fees earned to raise capital for, third-party investment partnerships or funds.

Interest Income

Interest income decreased $3.1 million, or 29.8%, from $10.6 million for the quarter ended March 31, 2011 to $7.5 million for the same period in 2012. The decrease was primarily related to JMP Credit, which recorded interest income of $6.8 million and $10.4 million for the quarters ended March 31, 2012 and 2011, respectively. As a percentage of total net revenues after provision for loan losses, interest income decreased from 24.8% for the quarter ended March 31, 2011 to 23.8% for the quarter ended March 31, 2012.

The following table sets forth components of net interest income for the quarters ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(In thousands)	2012	2011
Cratos CLO loan contractual interest income	$5,344	$5,602
Cratos CLO ABS issued contractual interest expense	(1,334)	(1,116)

Net Cratos CLO contractual interest	4,010	4,486

Cratos CLO loan liquidity discount accretion	881	4,305
Cratos CLO ABS liquidity discount amortization	(8,056)	(7,298)

Net Cratos CLO liquidity discount amortization	(7,175)	(2,993)

Other interest income	1,233	713
Other interest expense	(218)	(226)

Total net interest (expense) income	$(2,150)	$1,980

Total net interest income decreased from $2.0 million for the quarter ended March 31, 2011 to a $2.2 million loss for the quarter ended March 31, 2012 primarily due to reduced loan liquidity discount accretion. As loans acquired in the 2009 acquisition of Cratos are sold or paid off, the remaining loan liquidity discount to accrete is reduced, thereby lowering the discount accretion and total net interest income.

The following tables set forth contractual interest income and expense related to Cratos CLO loans and ABS issued and their weighted average contractual interest rates:

	Three Months Ended March 31, 2012
(In thousands)	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
Cratos CLO loan contractual interest income	$5,344		$430,849	4.91%	0.48%	4.43%
Cratos CLO ABS issued contractual interest expense	(1,334)		(431,003)	1.22%	0.48%	0.74%

Net Cratos CLO contractual interest	$4,010	$	N/A	N/A	N/A	N/A

	Three Months Ended March 31, 2011
(In thousands)	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
Cratos CLO loan contractual interest income	$5,602		$445,350	5.03%	0.30%	4.73%
Cratos CLO ABS issued contractual interest expense	(1,116)		(431,003)	1.04%	0.30%	0.74%

Net Cratos CLO contractual interest	$4,486	$	N/A	N/A	N/A	N/A

At JMP Credit, for the quarter ended March 31, 2012, total interest income of $6.8 million was comprised of contractual interest earned on Cratos CLO loans of $5.3 million, purchase discounts and other deferred fee amortization of $0.6 million and non-cash liquidity discount accretion of $0.9 million. Contractual interest was earned on the performing loans held by Cratos CLO. The non-cash liquidity discount accretion of $0.9 million included a $0.1 million adjustment to previously recognized accretion due to unscheduled principal payments. The annualized weighted average contractual interest rate (excluding the liquidity discount accretion) on the performing loans was 4.91% with a spread to weighted average LIBOR of 4.43% for the quarter ended March 31, 2012. The Company did not recognize any interest income, other than the accretion of liquidity discounts on those loans deemed impaired at the acquisition of Cratos, for the two impaired loans with an aggregate weighted average loan balance of $10.7 million that were on non-accrual status during the quarter.

At JMP Credit, for the quarter ended March 31, 2011, total interest income of $10.4 million was comprised of contractual interest on Cratos CLO loans of $5.6 million, purchase discounts and other deferred fee amortization of $0.5 million and non-cash liquidity discount amortization of $4.3 million. Contractual interest was earned on the performing loans held by Cratos CLO. Of the non-cash liquidity discount amortization of $4.3 million, $1.2 million was accelerated due to unscheduled principal payments on these loans. The annualized weighted average contractual interest rate (excluding the liquidity discount accretion) on the performing loans was 5.03% with a spread to weighted average LIBOR of 4.73% for the quarter ended March 31, 2011. The Company did not recognize any interest income, other than the accretion of liquidity discounts on those loans deemed impaired at the acquisition of Cratos, for the four impaired loans with an aggregate weighted average loan balance of $11.3 million that were on non-accrual status during the quarter.

Interest Expense

Interest expense increased $1.0 million, or 11.2%, from $8.6 million for the three months ended March 31, 2011 to $9.6 million for the same period in 2012. The increase was primarily related to JMP Credit, which recorded interest expense of $9.4 million and $8.4 million for the three months ended March 31, 2012 and 2011, respectively.

At JMP Credit, for the quarter ended March 31, 2012, interest expense of $9.4 million was comprised of interest expense on ABS issued of $1.3 million and non-cash amortization of the liquidity discount on the ABS issued of $8.1 million. The annualized weighted average cost of funds (excluding the liquidity discount amortization) for the ABS issued during the quarter was 1.22% with a spread to weighted average LIBOR of 0.74%.

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

Provision for Loan Losses

Provision for loan losses was $0.2 million for the quarter ended March 31, 2011 and $0.3 million for the quarter ended March 31, 2012. For the quarters ended March 31, 2012 and 2011, the provision against loans collateralizing ABS issued of $0.1 million and $0.2 million, respectively, were recorded as a general reserve against performing loans that were purchased after the Cratos acquisition.

Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, decreased $6.5 million, or 22.9%, from $28.2 million for the quarter ended March 31, 2011 to $21.7 million for the quarter ended March 31, 2012.

Employee payroll, taxes and benefits, and consultant fees, increased $0.2 million, or 2.7%, from $8.8 million for the quarter ended March 31, 2011 to $9.0 million for the same period in 2012, primarily due to the effect of base pay increases and promotions made in the first quarter.

Performance-based bonus and commission decreased $6.4 million, or 33.8%, from $19.0 million for the quarter ended March 31, 2011 to $12.6 million for the quarter ended March 31, 2012. The decrease was primarily due to the decrease in total net revenues after provision for loan losses from $42.9 million for the quarter ended March 31, 2011 to $31.4 million for the same period in 2012.

Equity-based compensation decreased $0.2 million, or 60.5%, from $0.4 million for the quarter ended March 31, 2011 to $0.2 million for the quarter ended March 31, 2012 primarily due to a $0.3 million reduction in the amortization expense for RSUs granted in connection with the IPO. The total equity-based compensation expense for the quarter ended March 31, 2011 and 2012 included $0.3 million and zero, respectively, recognized for RSUs granted in connection with the IPO and $0.1 million and $0.2 million recognized for RSUs granted after the IPO, respectively.

Compensation and benefits as a percentage of revenues increased from 65.8% of total net revenues after provision for loan losses for the quarter ended March 31, 2011 to 69.4% for the same period in 2012. This increase was partly due to higher incentive fees for our asset management funds for which we accrue performance-based bonuses at a higher rate than other types of revenues.

Administration

Administration expenses increased $0.2 million, or 16.8%, from $1.1 million for the quarter ended March 31, 2011 to $1.3 million for the quarter ended March 31, 2012. The increase was attributable to higher conference expenses in 2012. As a percentage of total net revenues after provision for loan losses, administration expense increased from 2.5% for the quarter ended March 31, 2011 to 4.0% for the same period in 2012.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $1.1 million and $0.9 million for the quarters ended March 31, 2011 and March 31, 2012, respectively. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees increased from 2.6% for the quarter ended March 31, 2011 to 2.9% for the same period in 2012.

Travel and Business Development

Travel and business development expense remained at $0.7 million for the quarters ended March 31, 2011 and March 31, 2012. As a percentage of total net revenues after provision for loan losses, travel and business development expense increased from 1.6% for the quarter ended March 31, 2011 to 2.2% for the same period in 2012.

Communications and Technology

Communications and technology expense remained at $0.9 million for both quarters ended March 31, 2011 and 2012. As a percentage of total net revenues after provision for loan losses, communications and technology expense increased from 2.1% for the quarter ended March 31, 2011 to 2.9% for the same period in 2012.

Impairment Loss on Purchased Management Contract

Impairment loss on purchased management contract relates to a CLO management contract we purchased from Princeton Advisory Group, Inc. on September 8, 2010 for $3.8 million. Because a single investor had previously acquired control of the right to transfer the management contract without cause at any time with 90 days’ notice, we initially recorded an impairment charge of $2.8 million for the quarter ended September 30, 2010 and an additional impairment charge of $0.7 million in the quarter ended March 31, 2011. The CLO began liquidation proceedings in December 2011.

Professional Fees

Professional fees were $0.7 million and $0.6 million for the quarters ended March 31, 2011 and March 31, 2012, respectively. As a percentage of total net revenues after provision for loan losses, professional fees increased from 1.7% for the quarter ended March 31, 2011 to 2.0% for the same period in 2012.

Other Expenses

Other expenses were $0.9 million and $1.3 million for the quarters ended March 31, 2011 and March 31, 2012, respectively. As a percentage of total net revenues after provision for loan losses, other expenses increased from 2.2% for the quarter ended March 31, 2011 to 4.1% for the same period in 2012.

Net Income (Loss) Attributable to Non-controlling Interest

Net income attributable to non-controlling interest increased $0.7 million from $2.6 million for the quarter ended March 31, 2011 to $3.2 million for the quarter ended March 31, 2012. Non-controlling interest for the quarter ended March 31, 2012 includes the interest of third parties in Cratos CLO, HCC and HGC, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the quarter ended March 31, 2011 includes the interest of third parties in Cratos CLO, and HGC, partially-owned subsidiaries consolidated in our financial statements.

Provision for Income Taxes

For the quarter ended March 31, 2012 and 2011, we recorded tax expense of $0.3 million and $2.5 million, respectively. The effective tax rate for the quarter ended March 31, 2012 and 2011 was 8.2% and 28.9%, respectively. The 20.7% decrease in the effective tax rate for the quarter ended March 31, 2012 compared to same period in 2011 was primarily attributable to the income associated with HGC which is consolidated for financial reporting purposes but not for tax purposes.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital resources and liquidity for the three months ended March 31, 2012 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of March 31, 2012, we had net liquid assets of $57.9 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, note payable and non-controlling interest. We have satisfied our capital and liquidity requirements primarily through the net proceeds from the IPO and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. At March 31, 2012 and December 31, 2011, the Company carried Level 3 assets (financial instruments whose fair value was determined using significant unobservable inputs that are not corroborated by market data) of $35.5 million and $24.0 million, respectively, at fair value, which represented 5.3% and 3.6% of total assets, respectively. Level 3 assets increased $11.5 million, due to the purchased new assets (primarily private equity securities) of $9.4 million, the unrealized gain of $3.0 million, partially offset by the transfers of certain private equity securities into Level 2 of $0.9 million. The $3.0 million unrealized gain from Level 3 assets primarily reflected the gains in the comparable public companies used in the valuation of private equity securities. The transfer into Level 2 was a result of the observability of fair value associated with the equity securities in HGC and JMP Capital.

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

Cratos CLO must comply with certain asset coverage tests, such as tests that restrict the amount of discounted obligations and obligations rated “CCC” or lower it can hold. During any time the CLO exceeds such a limit, our ability, as the manager of Cratos CLO, to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, defaulted obligations, discounted assets (those purchased below 85% of their par value) and assets rated “CCC” or lower in excess of applicable limits in the CLO’s investment criteria are not given full par credit for purposes of calculation of the CLO overcollateralization (“OC”) tests. Even though we were in compliance with all OC tests on the seven most recent quarterly determination dates, on the quarterly determination dates in February 2010, August and November 2009, Cratos CLO was in violation of its Class E OC test. In order to remedy the deficiency, we were required to use $10.2 million of the CLO’s residual cash flows to pay down Class A note holders, rather than distribute the funds to us as owners of the CLO’s subordinated notes. If Cratos CLO were to violate the Class E test, or any more senior tests, we would be required to pay down the most senior notes with the residual cash flows until the violation was cured. In the most extreme case, if the CLO were in violation of the most senior OC test, the Class A note holders would have the ability to declare an event of default and cause an acceleration of all principal and interest outstanding on the notes.

For financial reporting purposes, the loans and asset-backed securities of Cratos CLO are consolidated on our balance sheet. The loans are reported at their cost adjusted for amortization of liquidity discount and credit reserves, both of which were recorded at the Cratos acquisition date, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discount only. At March 31, 2012, we had $411.7 million of loans collateralizing asset-backed securities, net, $2.6 million of loans held for sale, $37.8 million of restricted cash and $1.1 million of interest receivable funded by $389.6 million of asset-backed securities issued, net, and interest payable of $0.6 million. These assets and liabilities represented 68.2% of total assets and 78.1% of total liabilities respectively, reported on our consolidated statement of financial condition at March 31, 2012.

The tables below summarize the loans held by Cratos CLO grouped by range of outstanding balance, industry and Moody’s Investors Services, Inc. rating category as of March 31, 2012.

(Dollars in thousands)	As of March 31, 2012
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal
$0 - $500	26	8/2015 -2/2019	$11,409
$500 - $2,000	123	12/2012 -3/2019	167,982
$2,000 - $5,000	79	4/2013 - 9/2019	231,903
$5,000 - $10,000	5	2/2013 - 3/2016	30,478

Total	233		$441,772

(Dollars in thousands)	As of March 31, 2012
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Healthcare, Education & Childcare	24	$61,225	13.9%
Retail Store	16	33,792	7.6%
Chemicals, Plastics and Rubber	18	32,083	7.3%
Electronics	15	29,886	6.8%
Telecommunications	13	27,192	6.2%
Diversified/Conglomerate Service	17	26,451	6.0%
Leisure , Amusement, Motion Pictures & Entertainment	9	20,864	4.7%
Hotels, Motels, Inns and Gaming	8	20,799	4.7%
Beverage, Food & Tobacco	10	20,196	4.6%
Personal &Non-Durable Consumer Products	9	18,502	4.2%
Aerospace & Defense	10	17,105	3.9%
Personal, Food & Misc Services	12	13,743	3.1%
Utilities	5	12,743	2.9%
Finance	6	9,958	2.3%
Diversified/Conglomerate Mfg	7	9,896	2.2%
Automobile	8	9,670	2.2%
Printing & Publishing	3	9,146	2.1%
Containers, Packaging and Glass	5	8,343	1.9%
Broadcasting & Entertainmt.	4	7,071	1.6%
Banking	4	6,968	1.6%
Machinery (Non-Agriculture,Non-Construction & Non-Electronic)	5	6,508	1.5%
Buildings and Real Estate	2	5,854	1.3%
Textiles & Leather	5	5,641	1.3%
Personal Transportation	2	4,956	1.1%
Grocery	3	4,902	1.1%
Insurance	2	4,788	1.1%
Farming & Agriculture	2	3,845	0.8%
Ecological	3	2,979	0.6%
Cargo Transport	2	2,487	0.5%
Mining, Steel, Iron and Non-Precious Metals	1	1,429	0.3%
Oil & Gas	2	1,395	0.3%
Diversified Natural Resources, Precious Metals and Minerals	1	1,355	0.3%

Total	233	$441,772	100.0%

(Dollars in thousands)	As of March 31, 2012
Moody’s Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
Baa3	1	$4,963	1.1%
Ba1	10	25,994	5.9%
Ba2	20	39,572	9.0%
Ba3	33	63,895	14.5%
B1	71	123,818	28.0%
B2	81	143,022	32.4%
B3	13	24,341	5.5%
Caa1	1	783	0.2%
Caa2	2	12,975	2.9%
Caa3	1	2,409	0.5%

Total	233	$441,772	100.0%

Other Liquidity Considerations

As of March 31, 2012 the Company had two term loans with City National Bank (“CNB”) in the aggregate amount of $17.0 million under the Credit Agreement entered into on August 3, 2006 by and between the Company and the Lender, as amended by Amendment Number One to Credit Agreement, dated as of December 17, 2007, Amendment Number Two to Credit Agreement, dated as of March 27, 2008, Amendment Number Three (the “Third Amendment”), dated as of December 31, 2008, Amendment Number Four to Credit Agreement and Waiver, dated as of January 28, 2010, Amendment Number Five (the “Fifth Amendment”) on April 8, 2011, and Amendment Number Six (the “Sixth Amendment”), dated as of August 24, 2011 (collectively, the “Credit Agreement”).

On December 31, 2010, pursuant to the provisions of the Third Amendment, the outstanding revolving loan of $21.0 million was converted into a single term loan of $21.0 million which will fully mature on December 31, 2013. The outstanding balance on this term loan was $14.0 million as of March 31, 2012. The Company also had $3.0 million outstanding on its other term loan with CNB as of March 31, 2012.

Both term loans bear interest at LIBOR plus 2.25%. On May 29, 2010 the Company entered into an interest rate cap with the lender to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the counterparty in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the line of credit and term loan to such rate. The cap had an initial notional principal amount of $27.1 million (as the remaining balance available under the revolving line of credit was drawn down on July 1, 2010), indexed to LIBOR and amortizes in accordance with the amortization of the revolving line of credit and term loan. The notional principal amount of the cap was $17.0 million at March 31, 2012, with a recorded fair value of $1,383. Changes in the fair value are recorded in other comprehensive income.

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

Under the Sixth Amendment, JMP Group LLC, a wholly-owned subsidiary of JMP Group Inc., entered into a new line of credit of up to $30.0 million to the extent the aggregate outstanding balance of all facilities does not exceed $55.0 million. The new line of credit will remain available through August 24, 2013. On such date, any outstanding amount converts into a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity on August 24, 2017. The Amendment also was amended to permit additional investments. The Company anticipates that the proceeds will be used to fund certain commitments to Harvest Capital Credit LLC, to repurchase Company stock and other permitted investments, and for other general working capital purposes. The Company’s outstanding balance on this line of credit was $7.7 million as of March 31, 2012.

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

The Company currently intends to declare quarterly cash dividends on all outstanding shares of common stock. The Company currently does not plan to pay dividends on unvested shares of restricted stock. In March 2012, the Company’s board of directors declared and paid a quarterly cash dividend of $0.03 per share, for the fourth quarter of 2011.

During the three months ended March 31, 2012, the Company repurchased 597,143 shares of the Company’s common stock at an average price of $7.08 per share for an aggregate purchase price of $4.2 million. 581,228 of the total shares repurchased during the three months ended March 31, 2012 were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company.

We had total restricted cash of $59.1 million comprised primarily of $37.8 million of restricted cash at JMP Credit on March 31, 2012. This balance comprised of $3.7 million in interest received from loans in the CLO and $34.1 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLO. The principal restricted cash will be used to buy additional loans.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule. We use the basic method permitted by the Uniform Net Capital Rule to compute net capital, which generally requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of $22.0 million and $29.7 million, which were $21.0 million and $28.7 million in excess of the required net capital of $1.0 million at March 31, 2012 and December 31, 2011, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.52 to 1 and 0.26 to 1 at March 31, 2012 and December 31, 2011.

A condensed table of cash flows for the three months ended March 31, 2012 and 2011 is presented below.

	Three Months Ended March 31,		Change from 2011 to 2012
(Dollars in thousands)	2012	2011	$	%
Cash flows used in operating activities	$(20,084)	$(13,301)	$(6,783)	-51.0%
Cash flows used in investing activities	(13,760)	(1,151)	(12,609)	N/A
Cash flows provided by (used in) financing activities	10,176	(1,777)	11,953	672.7%

Total cash flows	$(23,668)	$(16,229)	$(7,439)	-45.8%

Cash Flows for the Three months ended March 31, 2012

Cash decreased by $23.7 million during the three months ended March 31, 2012, as a result of cash used in operating activities and in investing activities, offset by cash provided by financing activities.

Our operating activities used $20.1 million of cash from the net income of $3.6 million, adjusted for the cash used in operating assets and liabilities of $24.9 million and provided by non-cash revenue and expense items of $1.2 million. The cash used by the change in operating assets and liabilities included a decrease in accrued compensation and other liabilities of $24.3 million, offset by an increase in marketable securities sold, but not yet purchased of $9.0 million.

Our investing activities used $13.8 million of cash primarily due to funding of loans collateralizing ABS of $45.8 million, purchases of other investments of $11.5 million, partially offset by cash provided by sales and payoff of loans collateralizing ABS of $39.0 million, and repayments on loans collateralizing ABS of $8.5 million.

Our financing activities provided $10.2 million of cash primarily due to the contributions of non-controlling interest holders of $12.1 million and a $7.7 million draw on a line of credit, partially offset by the repurchase of our common stock for treasury of $4.2 million, distributions to non-controlling interest of $2.6 million and the repayment of notes payable of $2.2 million.

Cash Flows for the Three months ended March 31, 2011

Cash decreased by $16.2 million during the three months ended March 31, 2011, primarily as a result of cash used in operating activities.

Our operating activities used $13.3 million of cash from the net income of $6.1 million, adjusted for the cash used in the change in operating assets and liabilities of $13.5 million and non-cash revenue and expense items of $5.9 million. The non-cash revenue and expense items included gain on sale and payoff of loans of $6.8 million and net amortization expense of liquidity discount of $3.0 million.

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

Our financing activities used $1.8 million of cash primarily due to repurchase of our common stock for treasury of $1.8 million, repayment of a note payable of $0.4 million, cash payments to non-controlling interest holders of $0.7 million and dividends of $0.4 million to our stockholders, partly offset by capital contributions from non-controlling interest holders of $1.6 million.

Contractual Obligations

As of March 31, 2012, our aggregate minimum future commitment of these leases was $21.6 million. See Note 14 of the Notes to the consolidated financial statements for more information. With exception of our lease commitments, our contractual obligations have not materially changed from those reported in our 2011 10-K.

Off-Balance Sheet Arrangements

In connection with Cratos CLO, the Company had unfunded commitments to lend of $8.5 million and standby letters of credit of $0.4 million as of March 31, 2012. These commitments do not extend to JMP Group Inc. See Note 19 of the Notes to the consolidated financial statements for more information on the financial instruments with off-balance sheet risk in connection with Cratos CLO.

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

We had no other material off-balance sheet arrangements as of March 31, 2012. However, as described below under “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting periods. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. The use of different estimates and assumptions could produce materially different results. For example, if factors such as those incorporated by reference to Part II, Item 1A “Risk Factors” cause actual events to differ from the assumptions we used in applying the accounting policies, our results of operations, financial condition and liquidity could be adversely affected.

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

•	the impact of the estimates or assumptions on our financial condition or operating performance is material.

Using the foregoing criteria, we consider the following to be our critical accounting policies:

•	Valuation of Financial Instruments

•	Asset Management Investment Partnerships

•	Loans Collateralizing Asset-backed Securities Issued

•	Allowance for Loan Losses

•	Asset-backed Securities Issued

•	Legal and Other Contingent Liabilities

•	Income Taxes

Our significant accounting policies are described further in the “Critical Accounting Policies and Estimates” section and Note 2—Summary of Significant Accounting Policies to our consolidated financial statements in our 2011 10-K.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $24.1 million as of March 31, 2012. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $19.9 million as of March 31, 2012.

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

Our management, with the participation of the Chairman and Chief Executive Officer (the principal executive officer) and the Chief Financial Officer (the principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors included in our 2011 10-K continue to apply to us, and describe risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. There have not been any material changes from the risk factors previously described in our 2011 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended March 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2012 to January 31, 2012	36,991	$7.35	36,991	1,072,047
February 1, 2012 to February 29, 2012	32,178	$7.63	32,178	1,039,869
March 1, 2012 to March 31, 2012	527,974	$7.03	527,974	511,895

Total	597,143		597,143

(1)	In each of August and November 2007, the Company’s board of directors authorized a 1.5 million share repurchase program, both of which were fully executed as of January 18, 2008. On March 10, 2008, the Company’s board of directors authorized the repurchase of an additional 2.0 million shares during the subsequent eighteen months, the repurchase of an additional 0.5 million shares during the subsequent twelve months on March 3, 2009, the repurchase of an additional 1.0 million shares during the subsequent eighteen months on May 4, 2010, the repurchase of an additional 0.5 million shares during the subsequent twelve months on May 3, 2011, and the repurchase of an additional 1.0 million shares during the subsequent eighteen months on November 1, 2011.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2012

JMP Group Inc.

By:	/s/ JOSEPH A. JOLSON
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ RAYMOND S. JACKSON
Name:	Raymond S. Jackson
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).