Form 10-Q
period 2012-06-30
JMP Group Inc.
filed 2012-08-02
CIK 1383803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012 OR

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of July 31, 2012 was 22,741,519.

AVAILABLE INFORMATION

JMP Group Inc. is required to file current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with the Securities and Exchange Commission (the "SEC"). You may read and copy any document JMP Group Inc. files with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at http://www.sec.gov, from which interested persons can electronically access JMP Group Inc.’s SEC filings.

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

 PART I. FINANCIAL INFORMATION

 ITEM 1.         Financial Statements

 JMP Group Inc.
Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except per share data)

	June 30, 2012	December 31, 2011

Assets
Cash and cash equivalents	$63,005	$70,363
Restricted cash and deposits (includes cash on deposit with clearing broker of $150 and $255 at June 30, 2012 and December 31, 2011, respectively)	47,345	48,440
Receivable from clearing broker	1,003	1,138
Investment banking fees receivable, net of allowance for doubtful accounts of zero at June 30, 2012 and December 31, 2011	6,740	2,539
Marketable securities owned, at fair value	15,625	24,309
Incentive fee receivable	1,510	2,097
Other investments (of which $76,749 and $51,517 are recorded at fair value at June 30, 2012 and December 31, 2011, respectively)	77,008	51,706
Loans held for sale	2,814	2,957
Small business loans, net of allowance for loan losses	21,454	7,477
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	417,349	410,770
Interest receivable	1,546	1,358
Fixed assets, net	2,255	2,285
Deferred tax assets	21,051	26,221
Other assets	7,223	8,961
Total assets	$685,928	$660,621

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$12,083	$10,921
Accrued compensation	24,441	38,143
Asset-backed securities issued	397,906	381,556
Interest payable	644	651
Note payable	27,341	19,222
Deferred tax liability	17,225	23,214
Other liabilities	28,235	30,430
Total liabilities	507,875	504,137

Redeemable Non-controlling Interest	106	50
Commitments and Contingencies
JMP Group Inc. Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,788,019 and 22,069,741 shares issued at June 30, 2012 and December 31, 2011, respectively; 22,741,519 and 21,737,367 shares outstanding at June 30, 2012 and December 31, 2011, respectively	23	22
Additional paid-in capital	126,630	132,944
Treasury stock, at cost, 46,500 and 332,374 shares at June 30, 2012 and December 31, 2011, respectively	(284)	(3,011)
Accumulated other comprehensive loss	(82)	(102)
Accumulated deficit	(2,902)	(148)
Total JMP Group Inc. stockholders' equity	123,385	129,705
Nonredeemable Non-controlling Interest	54,562	26,729
Total equity	177,947	156,434
Total liabilities and equity	$685,928	$660,621

See accompanying notes to consolidated financial statements.

JMP Group Inc.
Consolidated Statements of Financial Condition - (Continued)
(Unaudited)
(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities ("VIE") included in total assets and total liabilities above:

	June 30, 2012	December 31, 2011

Restricted cash	$33,984	$36,137
Loans held for sale	2,814	2,957
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	417,349	410,770
Interest receivable	1,188	1,191
Deferred tax assets	5,009	8,567
Other assets	22	40
Total assets of consolidated VIE	$460,366	$459,662

Asset-backed securities issued	397,906	381,556
Interest payable	595	601
Deferred tax liability	15,129	21,791
Other liabilities	2,879	2,042
Total liabilities of consolidated VIE	$416,509	$405,990

The asset-backed securities issued (“ABS”) by the VIE are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, only the assets of the VIE can be used to settle the obligations of the VIE.

See accompanying notes to consolidated financial statements.

 JMP Group Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues
Investment banking	$9,133	$10,059	$25,792	$30,284
Brokerage	5,412	6,187	10,904	12,472
Asset management fees	3,492	6,046	6,966	9,199
Principal transactions	7,780	2,554	14,264	6,184
Gain on sale and payoff of loans	1,449	6,837	2,439	13,608
Net dividend (expense) income	(9)	298	(23)	548
Other income	2,407	682	3,142	1,510
Non-interest revenues	29,664	32,663	63,484	73,805

Interest income	8,260	7,728	15,718	18,348
Interest expense	(9,878)	(8,796)	(19,486)	(17,436)
Net interest (expense) income	(1,618)	(1,068)	(3,768)	912

Provision for loan losses	(1,429)	(134)	(1,741)	(354)

Total net revenues after provision for loan losses	26,617	31,461	57,975	74,363

Non-interest expenses
Compensation and benefits	16,704	22,017	38,475	50,248
Administration	1,709	1,744	2,959	2,814
Brokerage, clearing and exchange fees	858	1,179	1,754	2,277
Travel and business development	987	791	1,689	1,461
Communications and technology	825	995	1,733	1,916
Occupancy	721	777	1,538	1,442
Professional fees	718	797	1,357	1,505
Depreciation	217	179	415	337
Impairment loss on purchased management contract	0	0	0	700
Other	(51)	134	215	238
Total non-interest expenses	22,688	28,613	50,135	62,938
Income before income tax expense	3,929	2,848	7,840	11,425
Income tax (benefit) expense	(975)	1,281	(653)	3,764
Net income	4,904	1,567	8,493	7,661
Less: Net income attributable to nonredeemable non-controlling interest	6,529	49	9,766	2,605
Net (loss) income attributable to JMP Group Inc.	$(1,625)	$1,518	$(1,273)	$5,056
Net (loss) income attributable to JMP Group Inc. per common share:
Basic	$(0.07)	$0.07	$(0.06)	$0.23
Diluted	$(0.07)	$0.07	$(0.06)	$0.22

Dividends declared per common share	$0.035	$0.03	$0.065	$0.05

Weighted average common shares outstanding:
Basic	22,772	22,254	22,476	22,050
Diluted	22,859	22,613	23,057	22,720

See accompanying notes to consolidated financial statements.

  JMP Group Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$4,904	$1,567	$8,493	$7,661
Other comprehensive income
Unrealized gain (loss) on cash flow hedge, net of tax	12	(47)	20	(39)
Comprehensive income	4,916	1,520	8,513	7,622
Less: Comprehensive income attributable to non-controlling interest	6,529	49	9,766	2,605
Comprehensive (loss) income attributable to JMP Group Inc.	$(1,613)	$1,471	$(1,253)	$5,017

JMP Group Inc.
Consolidated Statement of Changes in Equity
(Unaudited)
(In thousands)

	JMP Group Inc. Stockholders' Equity
	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Nonredeemable Non-controlling Interest	Total Equity
Balance, December 31, 2011	22,410	$22	$(3,011)	$132,944	$(148)	$(102)	$26,729	$156,434
Net income	-	-	-	-	(1,273)	-	9,766	8,493
Additonal paid-in capital - stock-based compensation	-	-	-	(9,314)	-	-	-	(9,314)
Cash dividends paid to shareholders	-	-	-	-	(1,481)	-	-	(1,481)
Purchases of shares of common stock for treasury	-	-	(4,511)	-	-	-	-	(4,511)
Reissuance of shares of common stock from treasury	-	-	7,238	260	-	-	-	7,498
Common stock issued	402	1	-	2,740	-	-	-	2,741
Retirement of shares	(24)	-	-	-	-	-	-	-
Distributions to non-controlling interest holders	-	-	-	-	-	-	(2,854)	(2,854)
Unrealized gain on cash flow hedge, net of tax	-	-	-	-	-	20	-	20
Capital contributions from non-controlling interest holders (1)	-	-	-	-	-	-	20,921	20,921
Balance, June 30, 2012	22,788	$23	$(284)	$126,630	$(2,902)	$(82)	$54,562	$177,947

(1) Excludes $106.3 thousand attributable to redeemable non-controlling interest.

See accompanying notes to consolidated financial statements.

JMP Group Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$8,493	$7,661
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	1,741	354
Accretion of deferred loan fees	(671)	(762)
Amortization of liquidity discount, net	14,175	8,533
Gain on sale and payoff of loans	(2,439)	(13,608)
Change in other investments:
Fair value	(11,177)	(4,618)
Incentive fees reinvested in general partnership interests	(1,062)	(2,410)
Realized gain on other investments	(1,024)	0
Impairment loss on purchased management contract	0	700
Depreciation and amortization of fixed assets	415	337
Stock-based compensation expense	388	1,026
Deferred income taxes	(694)	2,302
Net change in operating assets and liabilities:
(Increase) decrease in interest receivable	(188)	87
Increase in receivables	(6,034)	(925)
Decrease (increase) in marketable securities	8,684	(1,812)
Decrease in restricted cash (excluding restricted cash reserved for lending activities), deposits and other assets	850	6,781
Increase in deferred tax liabilities	(125)	0
Increase in marketable securities sold, but not yet purchased	1,162	1,950
Decrease in interest payable	(7)	(16)
Decrease in accrued compensation and other liabilities	(15,361)	(10,139)
Net cash used in operating activities	(2,874)	(4,559)

Cash flows from investing activities:
Purchases of fixed assets	(384)	(921)
Purchases of other investments	(16,689)	(10,126)
Sales of other investments	7,229	4,576
Funding of loans collateralizing asset-backed securities issued	(86,371)	(160,044)
Funding of small business loans	(14,863)	0
Sale and payoff of loans collateralizing asset-backed securities issued	67,277	148,723
Principal receipts on loans collateralizing asset-backed securities issued	17,088	16,706
Principal receipts on loans held for investment	0	813
Net change in restricted cash reserved for lending activities	1,983	(5,410)
Net cash used in investing activities	(24,730)	(5,683)

See accompanying notes to consolidated financial statements.

JMP Group Inc.
Consolidated Statements of Cash Flows - (Continued)
(Unaudited)
(In thousands)

Cash flows from financing activities:
Proceeds from borrowing on line of credit	12,487	0
Repayment of note payable	(4,368)	(2,619)
Cash dividends paid to stockholders	(1,481)	(1,001)
Purchases of shares of common stock for treasury	(4,511)	(3,320)
Capital contributions of redeemable non-controlling interest holders	20,917	8,748
Capital contributions of nonredeemable non-controlling interest holders	56	0
Distributions to non-controlling interest shareholders	(2,854)	(900)
Excess tax benefit related to stock-based compensation	0	(335)
Net cash provided by financing activities	20,246	573
Net decrease in cash and cash equivalents	(7,358)	(9,669)
Cash and cash equivalents, beginning of period	70,363	71,114
Cash and cash equivalents, end of period	$63,005	$61,445

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,141	$2,594
Cash paid during the period for taxes	$745	$5,598

Non-cash investing and financing activities:
Issuance of shares of common stock from treasury related to vesting of restricted stock units and exercises of stock options	$7,238	$5,530

See accompanying notes to consolidated financial statements.

 JMP GROUP INC.
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

1. Organization and Description of Business

JMP Group Inc., together with its subsidiaries (collectively, the “Company”), is an independent investment banking and asset management firm headquartered in San Francisco, California. JMP Group Inc. completed its initial public offering ("IPO") on May 16, 2007, and also completed a corporate reorganization in connection with the IPO. The Company conducts its brokerage business through JMP Securities LLC (“JMP Securities”), its asset management business through Harvest Capital Strategies LLC (“HCS”), its corporate credit business through JMP Credit Corporation (“JMP Credit”), JMP Credit Advisors LLC (“JMPCA”), Harvest Capital Credit LLC ("HCC"), formed in the third quarter of 2011, and certain principal investments through JMP Capital LLC (“JMP Capital”). The above entities are wholly-owned subsidiaries, with the exception of HCC which is a partly-owned subsidiary. JMP Securities is a U.S. registered broker-dealer under the Exchange Act and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. Effective April 7, 2009, through JMP Credit, the Company completed the acquisition of 100% of the membership interests of Cratos Capital Partners, LLC (which changed its name to JMP Credit Advisors LLC on July 12, 2010) and its subsidiaries, including Cratos Capital Management, LLC (collectively, “Cratos”), a manager of collateralized loan obligations (“CLO”), together with certain securities of Cratos CLO I, Ltd. (“Cratos CLO”). For further details regarding the ownership of Cratos CLO, see Note 2 - Summary of Significant Accounting Policies in the Company's annual report for year ended December 31, 2011 (the "2011 10-K").

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

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities, HCS, JMP Capital, JMP Credit, JMPCA, and the partly-owned subsidiaries Harvest Growth Capital LLC (“HGC”) (effective April 1, 2010), Cratos CLO and HCC (effective August 18, 2011). All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interest on the Consolidated Statements of Financial Condition at June 30, 2012 and December 31, 2011 relate to the interest of third parties in the partly-owned subsidiaries.

See Note 2 - Summary of Significant Accounting Policies in the Company's 2011 10-K for the Company's significant accounting policies.

3. Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2011-05: Presentation of Other Comprehensive Income was issued to increase the prominence of other comprehensive income in financial statements, by eliminating the option to report other comprehensive income in the statement of changes in stockholder's equity. The standard requires comprehensive income to be reported in either a single statement that presents the components of net income, the components of other comprehensive income, and total comprehensive income, or in two consecutive statements. The standard also required separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. This standard was scheduled to be effective for periods starting after December 15, 2011. However, ASU 2011-12: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income deferred the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The adoption of ASU 2011-05 resulted in the disclosure of other comprehensive income as a stand alone statement outside the statement of changes in stockholder's equity.

ASU 2011-04: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards ("IFRS"). The adoption of ASU 2011-04 gives fair value the same meaning between GAAP and IFRS, and improves consistency of disclosures relating to fair value. As a result of this standard, an entity is required to add more robust disclosures regarding the sensitivity of fair value measurements categorized within Level 3 of the fair value hierarchy. The standard is effective for interim periods beginning after December 15, 2011. The adoption of ASU 2011-04 resulted in additional disclosures within Note 4.

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at June 30, 2012 and December 31, 2011:

	At June 30, 2012
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Marketable securities owned	$15,625	$15,625	$0	$0	$15,625
Other investments	76,749	1,581	28,141	47,027	76,749
Loans held for sale (1)	2,814	0	2,814	0	2,814
Small business loans, net of allowance for loan losses (2), (3)	21,454	0	5,867	16,490	22,357
Loans collateralizing asset-backed securities issued, net of allowance for loan losses (2), (4)	417,349	0	417,873	10,598	428,471
Total assets:	$533,991	$17,206	$454,695	$74,115	$546,016

Liabilities:
Marketable securities sold, but not yet purchased	$12,083	$12,083	$0	$0	$12,083
Asset-backed securities issued (2)	397,906	0	384,105	0	384,105
Note payable (2)	27,341	0	27,341	0	27,341
Total liabilities:	$437,330	$12,083	$411,446	$0	$423,529

(1) The Company carries the financial instrument at the lower of cost or market.
(2) The Company carries the financial instrument at cost.
(3) See Note 5 for valuation process and sensitivity of the fair value measurement to changes in unobservable inputs.
(4) See Note 6 for valuation process and sensitivity of the fair value measurement to changes in unobservable inputs.

	At December 31, 2011
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Marketable securities owned	$24,309	$24,309	$0	$0	$24,309
Other investments	51,517	3,434	24,072	24,011	51,517
Loans held for sale (1)	2,957	0	2,979	0	2,979
Small business loans, net of allowance for loan losses (2), (3)	7,477	0	3,790	4,000	7,790
Loans collateralizing asset-backed securities issued, net of allowance for loan losses (2), (4)	410,770	0	405,386	14,769	420,155
Total assets:	$497,030	$27,743	$436,227	$42,780	$506,750

Liabilities:
Marketable securities sold, but not yet purchased	$10,921	$10,921	$0	$0	$10,921
Asset-backed securities issued (2)	381,556	0	375,902	0	375,902
Note payable (2)	19,222	0	19,222	0	19,222
Total liabilities:	$411,699	$10,921	$395,124	$0	$406,045

(1) The Company carries the financial instrument at the lower of cost or market.
(2) The Company carries the financial instrument at cost.
(3) See Note 5 for valuation process and sensitivity of the fair value measurement to changes in unobservable inputs.
(4) See Note 6 for valuation process and sensitivity of the fair value measurement to changes in unobservable inputs.

Other Investments

 The following tables provide information related to the Company’s other investments held at fair value at June 30, 2012 and December 31, 2011:

(In thousands)	June 30, 2012
	Level 1	Level 2	Level 3	Total
Other investments:
General partner investment in hedge funds	$0	$26,466	$0	$26,466
General partner investment in funds of funds	0	0	104	104
Total general partner investment in funds	0	26,466	104	26,570
Limited partner investment in private equity fund	0	0	2,741	2,741
Warrants and other	0	0	782	782
Equity securities in HGC and JMP Capital	1,581	1,675	43,400	46,656
Total other investments	$1,581	$28,141	$47,027	$76,749

(In thousands)	December 31, 2011
	Level 1	Level 2	Level 3	Total
Other investments:
General partner investment in hedge funds	$0	$24,072	$0	$24,072
General partner investment in funds of funds	0	0	102	102
Total general partner investment in funds	0	24,072	102	24,174
Limited partner investment in private equity fund	0	0	2,585	2,585
Warrants and other	0	0	617	617
Equity securities in HGC and JMP Capital	3,426	0	20,707	24,133
Interest rate cap	8	0	0	8
Total other investments	$3,434	$24,072	$24,011	$51,517

 The tables below provide a reconciliation of the beginning and ending balances for the assets held at fair value using significant unobservable inputs (Level 3) for the three months ended June 30, 2012 and 2011.

(In thousands)	Balance as of March 31, 2012	Purchases	Sales	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers in/(out) of Level 3	Balance as of June 30, 2012	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$105	$0	$0	$(1)	$0	$104	$2
Limited partner investment in private equity fund	2,625	0	(49)	165	0	2,741	165
Warrants and other	805	2	0	(25)	0	782	(25)
Equity securities in HGC and JMP Capital	31,963	5,100	0	6,337	0	43,400	6,337
Total Level 3 assets	$35,498	$5,102	$(49)	$6,476	$0	$47,027	$6,476

(1) No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

(In thousands)	Balance as of March 31, 2011	Purchases	Sales	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers in/(out) of Level 3	Balance as of June 30, 2011	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$106	$0	$0	$(1)	$0	$105	$(1)
Limited partner investment in private equity fund	3,220	0	0	(36)	0	3,184	(36)
Warrants	805	0	0	256	0	1,061	256
Equity securities in HGC and JMP Capital	12,149	6,954	0	(198)	(1,705)	17,200	(198)
Total Level 3 assets	$16,280	$6,954	$0	$21	$(1,705)	$21,550	$21

(1) No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

The tables below provide a reconciliation of the beginning and ending balances for the assets held at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2012 and 2011.

(In thousands)	Balance as of December 31, 2011	Purchases	Sales	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers in/(out) of Level 3	Balance as of June 30, 2012	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$102	$0	$0	$2	$0	$104	$2
Limited partner investment in private equity fund	2,585	0	(49)	205	0	2,741	205
Warrants and other	617	2	0	163	0	782	163
Equity securities in HGC and JMP Capital	20,707	14,502	0	9,104	(913)	43,400	9,104
Total Level 3 assets	$24,011	$14,504	$(49)	$9,474	$(913)	$47,027	$9,474

(1) No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

(In thousands)	Balance as of December 31, 2010	Purchases	Sales	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers in/(out) of Level 3	Balance as of June 30, 2011	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$102	$0	$0	$3	$0	$105	$3
Limited partner investment in private equity fund	3,063	0	0	121	0	3,184	121
Warrants and other	532	15	0	514	0	1,061	514
Equity securities in HGC and JMP Capital	11,245	8,342	0	1,736	(4,123)	17,200	1,736
Total Level 3 assets	$14,942	$8,357	$0	$2,374	$(4,123)	$21,550	$2,374

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

There were no transfers in/out of Level 1 during the three and six months ended June 30, 2012 and 2011. There were no transfers in/out of Level 2 for the three months ended June 30, 2012. There was a transfer into Level 2 from Level 3 of $0.9 million for the six months ended June 30, 2012 as a result of the observability of fair value associated with the equity securities in HGC and JMP Capital. There was a transfer into Level 2 from Level 3 of $4.1 million for the three months ended June 30, 2011 as a result of the observability of fair value associated with the equity securities in HGC and JMP Capital. There were no other transfers in/out of Level 2 or Level 3 during either the three and six months ended June 30, 2012 and 2011.

The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to Level 3 assets still held at the end of the period are reported in Principal Transactions in the accompanying Consolidated Statements of Operations.

Included in other investments are investments in partnerships in which one of the Company’s subsidiaries is the investment manager and general partner. The Company accounts for these investments using the equity method as described in Note 2 - Summary of Significant Accounting Policies in the Company's 2011 annual report. The Company’s proportionate share of those investments is included in the tables above. In addition, other investments include warrants and investments in funds managed by third parties. The investments in private investment funds managed by third parties are generally not redeemable at the option of the Company. As of June 30, 2012, the Company had unfunded investment commitments of $0.1 million related to private investment funds managed by third parties.

The Company used the following valuation techniques with unobservable inputs when estimating the fair value of the Level 3 assets:

Dollars in thousands	Fair Value at June 30, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
General Partner in Funds of Funds (1)	$104	Net Asset Value	N/A		N/A
Limited Partner in Private Equity Fund (1)	$2,741	Net Asset Value	N/A		N/A
Warrants and Other	$782	Black-Scholes Option Model	Annualized volatility of credit (2)	15.7%	-	35.5%	(15.8%)
Equity securities in HGC and JMP Capital	$43,400	Market comparable companies	Revenue multiples (3)	2.4x	-	7.9x	(4.2x)
			EBITDA multiples (3)	7.0x	-	26.9x	(13.3x)
			Free cash flow multiples (3)	23.7x	-	65.5x	(38.8x)
			Discount for lack of marketability (4)	30%	-	40%	(34%)
		Market transactions	Revenue multiples (3)	3.3x	-	7.1x	(4.9x)
			EBITDA multiples (3)	11.5x	-	25.9x	(17.7x)
			Control premium (4)		25%

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

Investments at Cost

On February 11, 2010, the Company made a $1.5 million investment in Class D Preferred Units of Sanctuary Wealth Services LLC (“Sanctuary”). Sanctuary provides a turnkey platform that allows independent wealth advisors to establish an independent advisory business without the high startup costs and regulatory hurdles. The Class D Preferred Units entitle the Company to receive a preferred dividend with units that are convertible into equity of Sanctuary at the option of the Company prior to the maturity date, February 11, 2013. During the fourth quarter of 2010, the Company determined that its investment in Sanctuary was fully impaired and recorded an impairment loss of $1.5 million, which was included in Principal Transactions on the Consolidated Statements of Operations. On April 3, 2012, the Company purchased a $2.3 million receivable from Sanctuary for $1.4 million. The $1.4 million was composed of cash consideration of $0.5 million and $0.9 million applied to the redemption of 60 Class D Preferred Units owned by the Company. The Company recognized the $0.9 million as a gain in Principal Transactions, and the $2.3 million receivable in Other Assets. The carrying value of the Company’s investment in Sanctuary remained at zero at June 30, 2012.

Derivative Financial Instruments

On May 29, 2010, the Company entered into an interest rate cap with City National Bank (the “Lender”) to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the Lender in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the line of credit and term loan to such rate. On July 1, 2010, the Company designated the interest rate cap as a cash flow hedge of the interest rate risk of a total of $27.1 million of outstanding borrowings with the Lender as of that date. The notional principal amount of the cap was $14.9 million at June 30, 2012. See Note 7 for information pertaining to the Company's borrowing from the Lender.

The interest rate cap is recorded at fair value in other investments on the Consolidated Statements of Financial Condition, with unrealized gains and losses recorded as other comprehensive income. For the three and six months ended June 30, 2012, the Company recorded $1,037 and $7,514 of other comprehensive loss representing unrealized loss on the interest rate cap, respectively. In addition, for the three and six months ended June 30, 2012, $13,674 and $27,348, respectively, were reclassified from accumulated other comprehensive income into interest expense as amortization of the interest cap.

5. Small Business Loans

Small business loans consist of loans held at HCC. HCC was formed in the third quarter of 2011 to generate both current income and capital appreciation by primarily making direct investments in the form of subordinated debt, and, to a lesser extent, senior debt and minority equity investments in small to mid-size companies. As of June 30, 2012, the $21.5 million net loans outstanding were commercial loans. The following table summarizes the components of this small business loan receivable balance:

(In thousands)	June 30, 2012	December 31, 2011
Small business loans	$22,863	$8,000
Allowance for loan losses	(757)	(216)
Deferred loan fees	(652)	(307)
Small business loans, net	$21,454	$7,477

The Company, at least on a quarterly basis, reviews and evaluates the credit quality of each loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody's rating, 2) current internal rating and 3) performance. The review follows a similar methodology as the review over loans collateralizing asset-backed securities issued. See Note 2 - Summary of Significant Accounting Policies in the Company's 2011 10-K for the policy and methodology in determining an allowance for loan losses and further descriptions of the credit quality factors analyzed.

(In thousands)	Cash Flow (CF)
	June 30, 2012	December 31, 2011
Moody's rating:
B1 - B3	6,000	4,000
NR	16,863	4,000
Total:	$22,863	$8,000

Internal rating:
Rating 2	22,863	8,000
Total:	$22,863	$8,000

Performance:
Performing	$22,863	$8,000
Total:	$22,863	$8,000

A summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2012 was as follows:

(In thousands)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Balance at beginning of period	$(435)	$(216)
Provision for loan losses	(322)	(541)
Loans charged off	0	0
Recoveries	0	0
Balance at end of period	$(757)	$(757)

The Company determined the fair value of small business loans to be $22.4 million and $7.8 million as of June 30, 2012 and December 31, 2011, respectively. The fair value of the loans are calculated using the average market bid and ask quotation obtained from a loan pricing service. Such loans are identified as Level 2 assets. When average market bid and ask quotations are not available, the loans are identified as Level 3 assets. The fair value of these Level 3 loans are calculated internally based on their performance. This analysis incorporates comparable loans traded in the marketplace, the obligor's industry, future business prospects, capital structure, and expected credit losses. Significant declines in the performance of the loan would result in decreases to the fair value measurement.

6. Loans Collateralizing Asset-backed Securities Issued and Loans Held for Sale

Loans collateralizing asset-backed securities issued and loans held for sale are commercial loans securitized and owned by Cratos CLO. The loans consist of those loans within the CLO securitization structure at the acquisition date of Cratos and loans purchased by the CLO subsequent to the Cratos acquisition date. The following table presents the components of loans collateralizing asset-backed securities issued and loans held for sale at June 30, 2012 and December 31, 2011:

(In thousands)	Loans Collateralizing Asset-backed Securities		Loans Held for Sale
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Loans	$435,088	$436,954	$4,686	$4,686
Allowance for loan losses	(3,646)	(4,199)	0	0
Liquidity discount	(6,304)	(14,459)	(1,279)	(1,279)
Credit discount	(938)	(1,335)	0	0
Deferred loan fees, net	(6,851)	(6,191)	(156)	(168)
Valuation allowance	N/A	N/A	(437)	(282)
Total loans, net	$417,349	$410,770	$2,814	$2,957

Loans recorded upon the acquisition of Cratos at fair value reflect a liquidity discount and a credit discount. In addition, most loans purchased subsequent to the acquisition were purchased at a discount to their principal value, reflecting deferred loan fees. The tables below summarize the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount, deferred loan fees and carrying values, net for the impaired loans and non-impaired loans as of and for the three months ended June 30, 2012:

	Three Months Ended June 30, 2012
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$10,520	$(2,277)	$(5,907)	$(1,335)	$(54)	$947
Repayments	(55)	0	0	0	0	(55)
Accretion of discount	0	0	54	0	0	54
Write-off/restructuring	(7,167)	1,753	5,017	397	54	54
Provision for loan losses	0	(1,000)	0	0	0	(1,000)
Balance at end of period	$3,298	$(1,524)	$(836)	$(938)	$0	$0

Non-impaired Loans
Balance at beginning of period	$426,388	$(2,015)	$(6,709)	$0	$(6,871)	$410,793
Purchases / funding	41,591	0	0	0	(1,006)	40,585
Repayments	(8,548)	0	0	0	0	(8,548)
Accretion of discount	0	0	1,241	0	402	1,643
Provision for loan losses	0	(107)	0	0	0	(107)
Sales and payoff	(27,641)	0	0	0	624	(27,017)
Balance at end of period	$431,790	$(2,122)	$(5,468)	$0	$(6,851)	$417,349

The tables below summarize the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount, deferred loan fees and carrying values, net for the impaired loans and non-impaired loans as of and for the three months ended June 30, 2011:

	Three Months Ended June 30, 2011
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$7,223	$(582)	$(1,841)	$(4,763)	$0	$37
Purchases / funding	2	0	0	0	0	2
Repayments	(116)	0	0	0	0	(116)
Accretion of discount	0	0	43	0	0	43
Transfers to/from non-impaired loans, net	6,949	0	(4,153)	0	(54)	2,742
Balance at end of period	$14,058	$(582)	$(5,951)	$(4,763)	$(54)	$2,708

Non-impaired Loans
Balance at beginning of period	$451,339	$(1,630)	$(27,108)	$0	$(5,733)	$416,868
Purchases / funding	70,402	0	0	0	(883)	69,519
Repayments	(9,769)	0	0	0	0	(9,769)
Accretion of discount	0	0	1,876	0	334	2,210
Provision for loan losses	0	(134)	0	0	0	(134)
Sales and payoff	(69,916)	0	6,149	0	725	(63,042)
Transfers to/from non-impaired loans, net	(6,949)	0	4,153	0	54	(2,742)
Balance at end of period	$435,107	$(1,764)	$(14,930)	$0	$(5,503)	$412,910

The tables below summarize the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount, deferred loan fees and carrying values, net for the impaired loans and non-impaired loans as of and for the six months ended June 30, 2012:

(In thousands)	Six Months Ended June 30, 2012
	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$10,538	$(2,277)	$(5,924)	$(1,335)	$(54)	$948
Purchases / funding	5	0	0	0	0	5
Repayments	(78)	0	0	0	0	(78)
Accretion of discount	0	0	71	0	0	71
Write-off/ restructuring	(7,167)	1,753	5,017	397	54	54
Provision for loan losses	0	(1,000)	0	0	0	(1,000)
Balance at end of period	$3,298	$(1,524)	$(836)	$(938)	$0	$0

Non-impaired Loans
Balance at beginning of period	$426,416	$(1,922)	$(8,535)	$0	$(6,137)	$409,822
Purchases / funding	89,087	0	0	0	(2,721)	86,366
Repayments	(17,010)	0	0	0	0	(17,010)
Accretion of discount	0	0	2,104	0	962	3,066
Provision for loan losses	0	(200)	0	0	0	(200)
Sales and payoff	(66,703)	0	963	0	1,045	(64,695)
Balance at end of period	$431,790	$(2,122)	$(5,468)	$0	$(6,851)	$417,349

The tables below summarize the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount, deferred loan fees and carrying values, net for the impaired loans and non-impaired loans as of and for the six months ended June 30, 2011:

(In thousands)	Six Months Ended June 30, 2011
	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$13,867	$(582)	$(2,557)	$(8,558)	$0	$2,170
Purchases / funding	18	0	0	0	0	18
Repayments	(194)	0	0	0	0	(194)
Accretion of discount	0	0	99	0	0	99
Sales and payoff	(6,582)	0	659	3,795	0	(2,128)
Write-off / restructuring	0	0	0	0	0	0
Transfers to/from non-impaired loans, net	6,949	0	(4,152)	0	(54)	2,743
Balance at end of period	$14,058	$(582)	$(5,951)	$(4,763)	$(54)	$2,708

Non-impaired Loans
Balance at beginning of period	$439,491	$(1,410)	$(33,037)	$0	$(6,451)	$398,593
Purchases / funding	161,579	0	0	0	(1,553)	160,026
Repayments	(16,512)	0	0	0	0	(16,512)
Accretion of discount	0	0	6,125	0	762	6,887
Provision for loan losses	0	(354)	0	0	0	(354)
Sales and payoff	(142,502)	0	7,830	0	1,685	(132,987)
Transfers to/from impaired loans, net	(6,949)	0	4,152	0	54	(2,743)
Balance at end of period	$435,107	$(1,764)	$(14,930)	$0	$(5,503)	$412,910

Allowance for Loan Losses

The Company recorded general reserves of $0.1 million during both quarters ended June 30, 2012 and 2011 on non-impaired loans. The Company recorded general reserves of $0.2 million and $0.4 million during the six months ended June 30, 2012 and 2011, respectively, on non-impaired loans. The Company recorded $1.0 million as a specific reserve against a non-performing loan that was purchased with the Cratos acquisition during the three months ended June 30, 2012.

A summary of the activity in the allowance for loan losses for loans collateralizing asset-backed securities for the three and six months ended June 30, 2012 and 2011 is as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$(4,292)	$(2,212)	$(4,199)	$(1,992)
Provision for loan losses:
General reserve	(107)	(134)	(200)	(354)
Specific reserve	(1,000)	0	(1,000)	0
Reversal due to sale, payoff or restructure of loans	1,753	0	1,753	0
Balance at end of period	$(3,646)	$(2,346)	$(3,646)	$(2,346)

Impaired Loans

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of June 30, 2012 and December 31, 2011, $1.5 million and $3.2 million of recorded investment amount of loans collateralizing asset-backed securities issued were individually evaluated for impairment, respectively. The remaining $419.5 million and $411.7 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment, as of June 30, 2012 and December 31, 2011 respectively. The entire $2.8 million and $3.0 million of recorded investment amount of loans held for sale were individually evaluated for impairment, as of June 30, 2012 and December 31, 2011, respectively.

All impaired loans are classified as cash flow loans. The tables below present certain information pertaining to the impaired loans at June 30, 2012 and December 31, 2011:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2012
Impaired loans with an allowance recorded	$1,512	$3,298	$1,525
Impaired loans with no related allowance recorded	0	0	0
	$1,512	$3,298	$1,525
December 31, 2011
Impaired loans with an allowance recorded	$3,223	$10,537	$2,277
Impaired loans with no related allowance recorded	0	0	0
	$3,223	$10,537	$2,277

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Average recorded investment	$2,082	$3,296	$2,653	$3,661
Interest income recognized	$49	$38	$86	$126

Non-Accrual, Past Due Loans and Restructured Loans

At June 30, 2012, two Cash Flow loans with an aggregate principal amount of $3.3 million and recorded investment amount of $1.5 million were on non-accrual status. At December 31, 2011, two Cash Flow loans with the aggregate principal amount of $10.5 million and recorded investment amount of $3.2 million were on non-accrual status. The Company recognized $49.4 thousand and $86.3 thousand in interest income, other than the accretion of liquidity discounts, for the impaired loans with a weighted average loan balance of $2.1 million and $2.7 million that were on non-accrual status during the three and six months ended June 30, 2012. The Company recognized $38.3 thousand and $125.9 thousand in interest income, other than the accretion of liquidity discounts, for the three and four impaired loans with a weighted average loan balance of $8.9 million and $10.1 million that were on non-accrual status during the three and six months ended June 30, 2011.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. At December 31, 2011, one non-accrual loan in the amount of $2.7 million was over 90 days past due. No other loans were past due at June 30, 2012 or December 31, 2011.

At December 31, 2011, the Company's impaired loans included two Cash Flow loans, with an aggregated recorded investment balance of $0.6 million, whose terms were modified in a troubled debt restructuring ("TDR"). Concessions for these TDRs included a below market interest rate or receipt of equity interest in the debtor as compensation for reducing the loan principal balance. During the three months ended June 30, 2012, one loan previously modified in a TDR was further restructured. An additional $1.0 million specific reserve was recorded for this loan earlier in the quarter. At the time of the modification, the loan was fully impaired. Concessions for this TDR included a below market interest rate and a reduction in the loan principal balance. There was no additional restructuring to new or existing TDR loans in the three months ended June 30, 2012. Neither of the loans have had payment defaults since their respective most recent restructuring. At June 30, 2012, the impaired loans included two Cash Flow loans modified in a TDR, with an aggregated recorded investment balance of $1.5 million. At June 30, 2012 and December 31, 2011, there were no remaining commitments to lend funds to debtors whose terms have been modified in a TDR.

Credit Quality of Loans

The Company, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody's rating, 2) current internal rating and 3) performance. The tables below present, by credit quality indicator, the Company's recorded investment in loans collateralizing asset-backed securities issued at June 30, 2012 and December 31, 2011.

(In thousands)			Cash Flow (CF)		Enterprise Value (EV)		Total Loans Collateralizing Asset-Backed Securities Issued		Held for Sale - Cash Flow (CF)
			June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011

Moody's rating:
Baa1	-	Baa3	$4,920	$4,951	$0	$0	$4,920	$4,951	$0	$0
Ba1	-	Ba3	130,655	131,743	0	0	130,655	131,743	0	0
B1	-	B3	279,283	271,770	1,949	1,958	281,232	273,728	0	0
Caa1	-	Caa3	4,189	4,546	0	0	4,189	4,546	2,814	2,957
Total:			$419,047	$413,010	$1,949	$1,958	$420,996	$414,968	$2,814	$2,957

Internal rating:
Performing			$408,304	$397,033	$1,949	$1,958	$410,253	$398,991	$0	$0
Moderate			9,231	12,754	0	0	9,231	12,754	0	0
Watchlist (1)			1,512	3,223	0	0	1,512	3,223	2,814	2,957
Non-Accrual (1)			0	0	0	0	0	0	0	0
Total:			$419,047	$413,010	$1,949	$1,958	$420,996	$414,968	$2,814	$2,957

Performance:
Performing			$417,535	$409,787	$1,949	$1,958	$419,484	$411,745	$2,814	$2,957
Non-performing			1,512	3,223	0	0	1,512	3,223	0	0
Total:			$419,047	$413,010	$1,949	$1,958	$420,996	$414,968	$2,814	$2,957

(1)	Loans with an internal rating of Watchlist or below are designated as loans on non-accrual status.

The Company determined the fair value of loans collateralizing asset-backed securities to be $428.5 million and $420.2 million as of June 30, 2012 and December 31, 2011, respectively; primarily using the average market bid and ask quotation obtained from a loan pricing service. Such loans are identified as Level 2 assets. When average market bid and ask quotations were not available, the loans are identified as Level 3 assets. The fair value of these Level 3 loans are calculated internally based on their performance. This analysis incorporates comparable loans traded in the marketplace, the obligor's industry, future business prospects, capital structure, and expected credit losses. Significant declines in the performance of the loan would result in decreases to the fair value measurement.

The fair value of the loan held for sale was determined to be $2.8 million and $3.0 million as of June 30, 2012 and December 31, 2011, using similar methodology. Based on the fair value methodology, the Company has identified the loan held for sale as a Level 2 asset.

7. Note Payable

Note payable consists of term loans and revolving lines of credit related to the Company’s Credit Agreement with City National Bank (the “Lender”), as defined below.

On August 24, 2011, JMP Group LLC, a wholly-owned subsidiary of the Company, entered into Amendment Number Six to Credit Agreement (the "Sixth Amendment"), which amends certain provisions of the Credit Agreement, dated as of August 3, 2006, by and between the Company and the Lender, as amended by Amendment Number One to Credit Agreement, dated as of December 17, 2007, Amendment Number Two to Credit Agreement, dated as of March 27, 2008, Amendment Number Three to Credit Agreement (the "Third Amendment"), dated as of December 31, 2008, Amendment Number Four to Credit Agreement and Waiver, dated as of January 28, 2010, and Amendment Number Five (the "Fifth Amendment"), dated as of April 8, 2011 (collectively, the “Credit Agreement”).

The Sixth Amendment provided a new line of credit of up to $30.0 million to the extent the aggregate outstanding balance of all facilities does not exceed $55.0 million. The new line of credit will remain available through August 24, 2013. On such date, any outstanding amounts convert to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity on August 24, 2017. The Sixth Amendment also permits additional investments. The Company anticipates that the proceeds will be used to fund certain commitments to HCC, to repurchase Company stock and other permitted investments, and for other general working capital purposes. The Company's outstanding balance on this line of credit was $12.5 million as of June 30, 2012.

Under the Fifth Amendment, JMP Securities entered into a $20.0 million revolving line of credit with City National Bank to be used for regulatory capital purposes during its securities underwriting activities. Draws on the revolving line of credit bear interest at the rate of prime and were available through April 8, 2012 on which date, if there were an existing outstanding amount, it would convert to a loan maturing on April 8, 2013. On May 24, 2012, the line of credit conversion date was extended from April 8, 2012 to May 24, 2014. There was no borrowing on this line of credit as of June 30, 2012.

The Third Amendment converted the Company’s outstanding revolving loans of $8.7 million into a single term loan as of December 31, 2008. The term loan is being repaid in equal quarterly payments of $0.4 million, which commenced on March 31, 2009 and continues through December 31, 2013 and bears interest at LIBOR plus 2.25%. The outstanding balance on this term loan was $2.6 million as of June 30, 2012.

The Third Amendment also provided that of the original $30.0 million revolving line of credit, $21.0 million remained available under the revolving portion of the Credit Agreement and the annual interest rate provisions of the Credit Agreement were increased from the prime rate minus 1.25% to the prime rate and from LIBOR plus 1.25% to LIBOR plus 2.25%. The Lender agreed to continue to provide revolving loans of up to $21.0 million through December 31, 2010, on which date the then existing revolving loans converted into term loans. On December 31, 2010, pursuant to the provisions of the Third Amendment, the outstanding revolving loan of $21.0 million was converted into a single term loan that will fully mature on December 31, 2013. This term loan is being repaid in equal quarterly payments of $1.8 million, which commenced on April 1, 2011 and continues through January 1, 2014. The outstanding balance on this term loan was $12.3 million as of June 30, 2012.

The two term loans had an aggregate outstanding principal amount of $14.9 million and $19.2 million at June 30, 2012 and December 31, 2011, respectively. The following table shows the repayment schedules for the principal portion of the term loans at June 30, 2012:

(In thousands)
Year Ending December 31,	Contractual Payments Due
2012	4,368
2013	8,736
2014	1,750
$14,854

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit the bank to terminate our note and require the immediate repayment of any outstanding principal and interest. The Third Amendment modified the financial covenants in the Credit Agreement to remove both the minimum requirement of Net Income (as defined in the Credit Agreement) and the minimum requirement of EBITDA (as defined in the Credit Agreement). The Third Amendment also removed the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) and added a new financial covenant regarding the Company’s liquidity. The Sixth Amendment added back the Fixed Charge Coverage Ratio requirement and introduced certain leverage ratio requirements. At June 30, 2012, the Company was in compliance with the loan covenants. The term loan is collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

On May 29, 2010 the Company entered into an interest rate cap with the Lender to effectively fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the counterparty in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the term loan to such rate. The cap had an initial notional principal amount of $27.1 million, indexed to LIBOR and amortizes in accordance with the amortization of the revolving line of credit and term loan. The notional principal amount of the cap was $14.9 million at June 30, 2012. See Note 4 for additional information on the interest rate cap.

8. Asset-backed Securities Issued

On May 17, 2007, Cratos CLO completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization and obtained $455.0 million of third-party financing. The Notes will be repaid from the cash flows generated by the loan portfolio owned by the CLO. The Notes were issued in six separate classes as set forth in the table below. The Company owns approximately 94.0% of the unsecured subordinated notes and $13.8 million of Class C, D and E notes ($2.0 million of Class C, $4.1 million of Class D and $7.7 million of Class E notes). These unsecured subordinated notes and the Class C, D and E notes owned by the Company are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at June 30, 2012 and December 31, 2011.

(In millions)	As of June 30, 2012
	Notes Originally Issued	Outstanding Principal Balance	Liquidity Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR			Ratings (Moody's /S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$315.8	$(11.8)	$304.0	0.26%	-	0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	(2.9)	27.1		0.50%		Aaa/AA+
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	(7.1)	27.9		1.10%		Aa3/AA-
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	(7.0)	27.0		2.40%		A3/BBB+
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	(6.7)	23.3		5.00%		Ba2/BB-
Total secured notes sold to investors	$455.0	$444.8	$(35.5)	$409.3
Unsecured subordinated notes due 2021	45.0	45.0	(39.9)	5.1
Total notes for the CLO I offering	$500.0	$489.8	$(75.4)	$414.4
Consolidation elimination	N/A	(58.8)	42.3	(16.5)
Total asset-backed securities issued	N/A	$431.0	$(33.1)	$397.9

(1)	These ratings are unaudited and were the current ratings as of June 30, 2012 and are subject to change from time to time.

(In millions)	As of December 31, 2011
	Notes Originally Issued	Outstanding Principal Balance	Liquidity Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR			Ratings (Moody's /S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$315.8	$(17.6)	$298.2	0.26%	-	0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	(4.4)	25.6		0.50%		Aaa/AA+
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	(10.5)	24.5		1.10%		Aa3/AA-
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	(10.5)	23.5		2.40%		A3/BBB+
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	(10.0)	20.0		5.00%		Ba2/BB-
Total secured notes sold to investors	$455.0	$444.8	$(53.0)	$391.8
Unsecured subordinated notes due 2021	45.0	45.0	(39.9)	5.1
Total notes for the CLO I offering	$500.0	$489.8	$(92.9)	$396.9
Consolidation elimination	N/A	(58.8)	43.5	(15.3)
Total asset-backed securities issued	N/A	$431.0	$(49.4)	$381.6

(1)	These ratings are unaudited and were the current ratings as of December 31, 2011 and are subject to change from time to time.

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari-passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and will not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. As of June 30, 2012 and December 31, 2011, all interest on the secured notes was current. The CLO is also required to pay a commitment fee of 0.18% on the unused portion of the funding commitments of the Class A-1 notes. As of June 30, 2012 and December 31, 2011, all of the Class A-1 notes were drawn. The secured notes are secured by the CLO loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests. Total interest expense related to the asset-backed securities issued for the three and six months ended June 30, 2012 was $9.6 million and $19.0 million, respectively, which comprised cash coupon of $1.3 million and $2.7 million and a liquidity discount amortization of $8.3 million and $16.3 million, respectively. Total interest expense related to the asset-backed securities issued for the three and six months ended June 30, 2011 was $8.6 million and $17.0 million, respectively, which comprised cash coupon of $1.1 million and $2.2 million and a liquidity discount amortization of $7.5 million and $14.8 million, respectively. As of June 30, 2012 and December 31, 2011, accrued interest payable on the Notes was $0.6 million and $0.5 million, respectively.

The Notes recorded upon the acquisition of Cratos in April 2009 at fair value reflect a liquidity discount. The activity in the note principal and liquidity discount for the three and six months ended June 30, 2012 comprised the following:

(In thousands)	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Principal	Liquidity Discount	Net	Principal	Liquidity Discount	Net

Balance at beginning of period	$431,003	$(41,391)	$389,612	$431,003	$(49,447)	$381,556
Amortization of discount	0	8,294	8,294	0	16,350	16,350
Balance at end of period	$431,003	$(33,097)	$397,906	$431,003	$(33,097)	$397,906

The activity in the note principal and liquidity discount for the three and six months ended June 30, 2011 comprised the following:

(In thousands)	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Principal	Liquidity Discount	Net	Principal	Liquidity Discount	Net

Balance at beginning of period	$431,003	$(72,382)	$358,621	$431,003	$(79,681)	$351,322
Amortization of discount	0	7,459	7,459	0	14,758	14,758
Balance at end of period	$431,003	$(64,923)	$366,080	$431,003	$(64,923)	$366,080

The Company determined the fair value of asset-backed securities issued to be $384.1 million and $375.9 million as of June 30, 2012 and December 31, 2011, respectively, based upon pricing from published market research for equivalent- rated CLO notes. Based on the fair value methodology, the Company has identified the asset backed securities issued as Level 2 liabilities.

 9. Stockholders’ Equity

Stock Repurchase Program

In each of August and November 2007, the Company’s board of directors authorized a 1.5 million share repurchase program, both of which were fully executed as of January 18, 2008. On March 10, 2008, the Company's board of directors authorized the repurchase of an additional 2.0 million shares during the subsequent eighteen months, the repurchase of an additional 0.5 million shares during the subsequent twelve months on March 3, 2009, the repurchase of an additional 1.0 million shares during the subsequent eighteen months on May 4, 2010, the repurchase of an additional 0.5 million shares during the subsequent twelve months on May 3, 2011, and the repurchase of an additional 1.0 million shares during the subsequent eighteen months on November 1, 2011. During the three months ended June 30, 2012 and 2011, the Company repurchased 46,500 and 187,364 shares, respectively, of the Company’s common stock at an average price of $6.10 per share and $8.00 per share, respectively, for an aggregate purchase price of $0.3 million and $1.5 million, respectively. All 46,500 shares repurchased during the three months ended June 30, 2012 were repurchased in the open market. All 187,364 shares repurchased during the three months ended June 30, 2011 were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company.

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

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2012:

	Six Months Ended June 30, 2012
	Shares Subject to Option	Weighted Average Exercise Price

Balance, beginning of year	1,704,665	$11.20
Expired	(95,775)	12.43
Balance, end of period	1,608,890	$11.12

Options exercisable at end of period	1,608,890	$11.12

The following table summarizes the stock options outstanding as well as stock options vested and exercisable as of June 30, 2012:

			As of June 30, 2012
			Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value

$10.00	-	$12.50	1,608,890	2.56	$11.12	0	1,608,890	2.56	$11.12	0

The Company recognizes stock-based compensation expense for stock options over the graded vesting period of the options using the accelerated attribution method. The Company recognized compensation expense related to stock options of zero for the three and six months ended June 30, 2012 and 2011.

As of June 30, 2012, there was no unrecognized compensation expense related to stock options.

Restricted Stock Units and Restricted Shares

Under the JMP Group 2007 Plan, the Company has granted restricted stock units (“RSUs”) to employees and non-employee directors at no cost to the recipient. An RSU entitles the recipient to receive a share of common stock after the applicable restrictions lapse. These awards are generally subject to vesting schedules and continued employment with the Company. Some of these awards are also subject to post vesting lockup restrictions. In the event of a change in control or corporate transactions, or if the vesting of all or certain of the RSUs are otherwise accelerated, the RSUs will vest immediately prior to the effective date of such an event.

The following table summarizes the RSU activity for the six months ended June 30, 2012:

	Six Months Ended June 30, 2012
	Restricted Stock Units	Weighted Average Grant Date Fair Value

Balance, beginning of year	1,634,268	$7.42
Granted (1)	952,597	7.69
Vested	(1,383,949)	7.58
Forfeited	(83,937)	6.87
Balance, end of period	1,118,979	$7.49

(1)
Includes approximately 910,000 RSUs granted to certain employees for long term incentive purposes. These units have Company performance-based and employee service-based vesting conditions and will vest when both conditions are met.

The aggregate fair value of RSUs vested during the three and six months ended June 30, 2012 was zero and $9.8 million, respectively. For the three and six months ended June 30, 2012, the income tax benefits realized from the vested RSUs were zero and $4.0 million, respectively.

The Company recognizes compensation expense over a graded vesting period using the accelerated attribution method. For the three months ended June 30, 2012 and 2011, the Company recorded compensation expense of zero and $0.4 million, respectively, related to RSUs awarded in connection with the IPO. For the six months ended June 30, 2012 and 2011, the Company recorded compensation expense of zero and $0.8 million, respectively, related to RSUs awarded in connection with the IPO. In addition, for both the three months ended June 30, 2012 and 2011, the Company recorded compensation expense of $0.2 million and $0.1 million for RSUs granted after the IPO. In addition, for the six months ended June 30, 2012 and 2011, the Company recorded compensation expense of $0.4 million and $0.2 million for RSUs granted after the IPO.

For both the three months ended June 30, 2012 and 2011, the Company recognized income tax benefits of $0.1 million and $0.2 million, respectively, related to the compensation expense recognized for RSUs. For both the six months ended June 30, 2012 and 2011, the Company recognized income tax benefits of $0.2 million and $0.4 million, related to the compensation expense recognized for RSUs. As of June 30, 2012, there was $7.7 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 2.46 years.

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

The computations of basic and diluted net income per share for the three and six months ended June 30, 2012 and 2011 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Numerator:
Net (loss) income	$(1,625)	$1,518	$(1,273)	$5,056

Denominator:
Basic weighted average shares outstanding	22,772	22,254	22,476	22,050

Effect of potential dilutive securities:
Restricted stock units	87	359	581	670
Diluted weighted average shares outstanding	22,859	22,613	23,057	22,720

Net (loss) income per share
Basic	$(0.07)	$0.07	$(0.06)	$0.23
Diluted	$(0.07)	$0.07	$(0.06)	$0.22

Stock options to purchase 1,649,666 and 1,677,165 shares of common stock for the three and six months ended June 30, 2012, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Stock options to purchase 1,793,195 and 1,795,005 shares of common stock for the three and six months ended June 30, 2011, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

Restricted stock units for zero and 33,523 shares of common stock for the three and six months ended June 30, 2012, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Restricted stock units for 24,008 and 14,398 shares of common stock for the three and six months ended June 30, 2011, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

12. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the U.S. Internal Revenue Service. There were no contributions by the Company during the six months ended June 30, 2012 and 2011.

13. Income Taxes

The Company is subject to U.S. federal and state income taxes. For the three and six months ended June 30, 2012, the Company recorded tax benefits of $1.0 million and $0.7 million, respectively. For the three and six months ended June 30, 2011, the Company recorded tax expenses of $1.3 million and $3.8 million, respectively.

The components of the Company’s income tax expense for the three and six months ended June 30, 2012 and 2011 are as follows:
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Federal	$35	$(588)	$35	$1,326
State	6	(126)	6	135
Total current income tax expense	41	(714)	41	1,461

Federal	(846)	1,741	(543)	2,000
State	(170)	254	(151)	302
Total deferred income tax expense	(1,016)	1,995	(694)	2,302
Total income tax expense	$(975)	$1,281	$(653)	$3,763

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the three months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Tax at federal statutory tax rate	35.00%	35.00%	35.00%	35.00%
State income tax, net of federal tax benefit	5.75%	5.75%	5.75%	5.75%
Adjustment for other permanent items	0.64%	1.26%	0.67%	0.54%
Adjustment for permanent items (HCC non-controlling interest)	-0.66%	0.00%	-0.33%	0.00%
Adjustment for permanent items (HGC non-controlling interest)	-65.66%	1.46%	-49.01%	-8.29%
Rate before one-time events	-24.93%	43.47%	-7.92%	33.00%
Deferred tax asset written off related to options and RSUs	1.04%	3.46%	0.52%	0.86%
Adjustment for prior year taxes	0.00%	0.00%	0.00%	-0.21%
California state enterprise zone tax credit	-0.94%	-1.93%	-0.93%	-0.71%
Effective tax rate	-24.83%	45.00%	-8.33%	32.94%

The Company determined that a valuation allowance against deferred tax assets was not necessary as of June 30, 2012 and December 31, 2011 based on the assessment of future ordinary income and capital gains and that the deferred tax assets will, more-likely-than-not, be realized. The 41.27% decrease in the effective tax rate for the six months ended June 30, 2012 compared to the same period in 2011 was primarily attributable to the income associated with HGC which is consolidated for financial reporting purposes but not for tax purposes.

 The Company adopted the accounting principles related to uncertainty in income taxes on May 16, 2007, the date the Company became subject to federal and state income taxes. The Company has analyzed the filing positions in its federal and state income tax returns for all open tax years, which are 2008 through 2011 for federal income tax purposes and 2007 through 2011 for state income tax purposes. The Company does not anticipate any tax adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, the Company recorded no liability for uncertain income tax positions at June 30, 2012. In addition, the Company did not record a cumulative effect adjustment related to the adoption of the amended accounting principles related to the accounting for uncertainty in income taxes, and no liabilities for uncertain income tax positions have been recorded pursuant to the amended accounting principles.

The Company’s policy for recording interest and penalties associated with the tax audits or unrecognized tax benefits, if any, is to record such items as a component of income before taxes. Penalties, if incurred, would be recorded in “administration” and interest paid or received would be recorded in “interest and dividend expense” in the Consolidated Statements of Operations.

14. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts, Minnesota, Pennsylvania and New York under various operating leases. Rental expense for both the three months ended June 30, 2012 and 2011 was $0.7 million. Rental expense for the six months ended June 30, 2012 and 2011 were $1.5 million and $1.4 million, respectively.

The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

(In thousands)
Year Ending December 31,	Minimum Future Lease Commitments
2012	$1,281
2013	3,463
2014	3,388
2015	3,356
2016	3,307
Thereafter	6,197
$20,992

In the normal course of business, the Company enters into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at June 30, 2012 and December 31, 2011, had no material effect on the consolidated financial statements.

The marketable securities owned and the restricted cash, as well as the cash held by the clearing broker, may be used to maintain margin requirements. At June 30, 2012 and December 31, 2011, the Company had $0.2 million and $0.3 million of cash on deposit with JMP Securities’ clearing broker, respectively. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. As of June 30, 2012 and December 31, 2011, the Company had unfunded commitments of $12.3 million and $3.2 million, respectively, in the Corporate Credit segment.

15. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $26.4 million and $38.0 million, which were $25.4 million and $37.0 million in excess of the required net capital of $1.0 million at June 30, 2012 and December 31, 2011, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.51 to 1 and 0.26 to 1 at June 30, 2012 and December 31, 2011, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

16. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various affiliated entities, including corporations, partnerships, limited liability companies, and offshore investment companies. The Company also owns an investment in most of such affiliated entities. As of June 30, 2012 and December 31, 2011, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $26.6 million and $34.5 million, respectively, which consisted of general partner investments in hedge and other private funds of $26.5 million and $24.1 million, respectively, general partner or other principal investments in funds of funds of $0.1 million for both periods, and an investment in New York Mortgage Trust, Inc. "NYMT" common stock of zero and $10.3 million, respectively. Base management fees earned from these affiliated entities were $2.5 million and $2.3 million for the quarters ended June 30, 2012 and 2011, respectively, and $4.9 million and $4.6 million for the six months ended June 30, 2012 and 2011, respectively. Also, the Company earned incentive fees of $1.0 million and $3.7 million, from these affiliated entities for the three months ended June 30, 2012 and 2011, respectively, and $2.1 million and $4.6 million for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and December 31, 2011, the Company had incentive fees receivable from these affiliated entities of $1.5 million and $2.1 million, respectively.

17. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at June 30, 2012 and December 31, 2011 have subsequently settled with no resulting material liability to the Company. For the six months ended June 30, 2012 and 2011, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of June 30, 2012 and December 31, 2011.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In its Corporate Credit segment, the Company had unfunded commitments of $12.3 million and $3.2 million and standby letters of credit of $0.6 million and $0.2 million at June 30, 2012 and December 31, 2011, respectively.

20. Business Segments

The Company’s business results are categorized into the following four business segments: Broker-Dealer, Asset Management, Corporate Credit and Corporate. The Broker-Dealer segment includes a broad range of services, such as underwriting and acting as a placement agent for public and private capital markets raising transactions and financial advisory services in M&A, restructuring and other strategic transactions. The Broker-Dealer segment also includes institutional brokerage services and equity research services to our institutional investor clients. The Asset Management segment includes the management of a broad range of pooled investment vehicles, including the Company’s hedge funds, hedge funds of funds, as well as the Company’s principal investments in public and private securities. The Corporate Credit segment includes the management of collateralized loan obligations, small business loans and certain principal investments through JMP Capital and HCC. The Corporate segment includes revenues and expenses related to JMP Group Inc., the holding company, and JMP Group LLC, and is mainly comprised of corporate overhead expenses and interest expense related to the Company's credit facility with City National Bank. The accounting policies of the segments are consistent with those described in the Significant Accounting Policies in Note 2 in the 2011 10-K.

 Revenue generating activities between segments are eliminated from the segment results for reporting purposes. These activities include fees paid by the Broker-Dealer segment to the Asset Management segment for the management of its investment portfolio as well as fees paid by the Corporate Credit segment to the Asset Management segment for co-management of its investment portfolio.

The Company’s segment information for the three and six months ended June 30, 2012 and 2011 were prepared using the following methodology:

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

 Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income (loss) before non-controlling interest and income tax expense (benefit) and assets:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Broker-Dealer
Non-interest revenues	$14,663	$17,838	$37,161	$45,217
Net interest income	2	26	50	138
Total net revenues after provision for loan losses	$14,665	$17,864	$37,211	$45,355
Non-interest expenses	14,216	16,129	33,327	38,066
Segment income before income tax expense and non-controlling interest	$449	$1,735	$3,884	$7,289
Segment assets	$63,108	$67,072	$63,108	$67,072
Asset Management
Non-interest revenues	$13,877	$7,616	$23,182	$14,538
Net interest income	77	8	81	18
Total net revenues after provision for loan losses	$13,954	$7,624	$23,263	$14,556
Non-interest expenses	5,860	6,197	10,648	9,986
Segment income before income tax expense and non-controlling interest	$8,094	$1,427	$12,615	$4,570
Segment assets	$105,790	$80,789	$105,790	$80,789
Corporate Credit
Non-interest revenues	$1,592	$7,116	$2,785	$13,756
Net interest income (expense)	(1,778)	(967)	(3,991)	1,032
Provision for loan losses	(1,429)	(134)	(1,741)	(354)
Total net revenues after provision for loan losses	$(1,615)	$6,015	$(2,947)	$14,434
Non-interest expenses (income)	(221)	2,948	(337)	7,433
Segment income (loss) before income tax expense and non-controlling interest	$(1,394)	$3,067	$(2,610)	$7,001
Segment assets	$495,204	$472,152	$495,204	$472,152
Corporate
Non-interest revenues	$(124)	$318	$1,019	$645
Net interest income (expense)	81	(135)	92	(276)
Total net revenues after provision for loan losses	$(43)	$183	$1,111	$369
Non-interest expenses	3,106	3,564	7,035	7,804
Segment loss before income tax expense and non-controlling interest	$(3,149)	$(3,381)	$(5,924)	$(7,435)
Segment assets	$137,269	$136,190	$137,269	$136,190
Eliminations
Non-interest revenues	$(344)	$(225)	$(663)	$(351)
Total net revenues after provision for loan losses	$(344)	$(225)	$(663)	$(351)
Non-interest expenses	(273)	(225)	(538)	(351)
Segment loss before income tax expense and non-controlling interest	$(71)	$0	$(125)	$0
Segment assets	$(115,443)	$(108,485)	$(115,443)	$(108,485)
Consolidated Entity
Non-interest revenues	$29,664	$32,663	$63,484	$73,805
Net interest income (expense)	(1,618)	(1,068)	(3,768)	912
Provision for loan losses	(1,429)	(134)	(1,741)	(354)
Total net revenues after provision for loan losses	$26,617	$31,461	$57,975	$74,363
Non-interest expenses	22,688	28,613	50,135	62,938
Income before income tax expense and non-controlling interest	$3,929	$2,848	$7,840	$11,425
Total assets	$685,928	$647,718	$685,928	$647,718

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

(In thousands)	June 30, 2012 Net Assets	December 31, 2011 Net Assets
Harvest Opportunity Partners II	$79,606	$74,953
Harvest Small Cap Partners	273,590	324,453
Harvest Franchise Fund	77,506	0
Harvest Agriculture Select	16,114	12,149
Harvest Technology Partners	48,245	24,571
Harvest Diversified Partners	23,145	23,637

(In thousands)	Three Months Ended June 30,
	2012		2011
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II	$730	$(355)	$2,406	$(449)
Harvest Small Cap Partners	19,127	(5,939)	21,239	(4,758)
Harvest Franchise Fund	(6,127)	482	0	0
Harvest Agriculture Select	337	(66)	190	(94)
Harvest Technology Partners	(1,326)	(275)	1,720	(242)
Harvest Diversified Partners	(192)	(115)	1,185	(232)

(In thousands)	Six Months Ended June 30,
	2012		2011
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II	$4,669	$(679)	$2,969	$(738)
Harvest Small Cap Partners	14,579	(10,387)	24,337	(7,826)
Harvest Franchise Fund	(2,252)	(397)	0	0
Harvest Agriculture Select	1,644	(145)	535	(172)
Harvest Technology Partners	489	(435)	2,294	(389)
Harvest Diversified Partners	1,482	(226)	1,761	(386)

22. Subsequent Events

On July 31, 2012, the Company's board of directors declared a cash dividend of $0.035 per share of common stock for the second quarter of 2012 to be paid on August 31, 2012, to common stockholders of record on August 17, 2012.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read together with the unaudited consolidated financial statements and the related notes included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the MD&A for the fiscal year ended December 31, 2011 contained in our Annual Report on Form 10-K (the "2011 10-K") filed with the SEC on March 12, 2012, as well as the Consolidated Financial Statements and Notes contained therein.

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

Overview

JMP Group Inc., together with its subsidiaries (collectively, the "Company", "we" or "us"), is a full-service investment banking and asset management firm headquartered in San Francisco, California. We have a diversified business model with a focus on small and middle-market companies and provide:

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

Asset Management Fees

Asset management fees for hedge funds, hedge funds of funds, private equity funds and Harvest Capital Credit LLC ("HCC") include base management fees and incentive fees earned from managing investment partnerships sponsored by us. Earned base management fees are generally based on the fair value of assets under management or aggregate capital commitments and the fee schedule for each fund and account. We also earn incentive fees based upon the performance of investment funds and accounts. For most of the funds, such fees are based on a percentage of the excess of an investment return over a specified highwater mark or hurdle rate over a defined performance period. For private equity funds, incentive fees are based on a specified percentage of realized gains from the disposition of each portfolio investment in which each investor participates, and we earn after returning contributions by the investors for that portfolio investment and for all other portfolio investments in which each such investor participates that have been disposed of at the time of distribution.

As of June 30, 2012, the contractual base management fees earned from each of these investment funds ranged between 1% and 2% of assets under management or were 2% of aggregate committed capital. The contractual incentive fees were generally (i) 20%, subject to highwater marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the funds of funds; (iii) 20%, subject to high-water marks, for Harvest Growth Capital LLC ("HGC"). Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole and our core sectors. These conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another. As we consolidate HCC and HGC, the management fees earned at HCS from HCC and HGC are eliminated on consolidation.

Asset management fees for the collateralized loan obligations ("CLOs") we manage currently consist only of senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate Cratos CLO, the management fees earned at JMP Credit Advisors LLC ("JMPCA") from Cratos CLO are eliminated on consolidation in accordance with accounting principles generally accepted in the United States ("GAAP"). At June 30, 2012, the contractual base management fees earned from the CLO was 0.50% of the average aggregate collateral balance for a specified period.

The following tables present certain information with respect to the investment funds managed by HCS and CLOs managed by JMPCA:

(In thousands)	Assets Under Management (1) at		Company's Share of Assets Under Management at
	June 30, 2012	December 31, 2011	June 30, 2012		December 31, 2011
Funds Managed by HCS:
Hedge Funds:
Harvest Opportunity Partners II (2)	$82,623	$74,953		$4,154		$3,931
Harvest Small Cap Partners	273,590	324,453		4,341		5,112
Harvest Franchise Fund	77,506	0		1,990		0
Harvest Agriculture Select (2)	18,095	12,149		2,234		1,995
Harvest Technology Partners (2)	92,348	58,712		103		113
Harvest Diversified Partners	23,145	23,637		13,644		12,921
Private Equity Funds:
Harvest Growth Capital LLC (3)	45,960	23,691		2,086		1,195
Funds of Funds:
JMP Masters Fund	50,354	52,853		104		102
REITs:
New York Mortgage Trust	34,024	34,056		N/A		N/A
Loans:
Harvest Capital Credit (3)	24,016	10,674		8,703		5,124
HCS Totals	$721,661	$615,178		$37,359		$30,493

CLOs by JMPCA:
Cratos CLO (3)	457,019	470,910		N/A		N/A
Other (4)	2,221	104,473		N/A		N/A
JMPCA Totals	$459,240	$575,383	$	N/A	$	N/A

JMP Group Inc. Totals	$1,180,901	$1,190,561		$37,359		$30,493

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

(2)
Harvest Opportunity Partners II ("HOP II"), Harvest Agriculture Select ("HAS"), and Harvest Technology Partners ("HTP") include managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds' strategies and earn fees.

(3)	HGC, HCC and Cratos CLO were consolidated in the Company’s Statements of Financial Condition at June 30, 2012 and December 31, 2011.
(4)	The CLO within Other initiated liquidation proceedings in December 2011. The remaining assets will be distributed in 2012.

(In thousands)	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II (1)	$30	$153	$13	$102	$173	$95
Harvest Small Cap Partners	215	1,388	747	252	1,294	2,388
Harvest Franchise Fund	(158)	218	0	0	0	0
Harvest Agriculture Select (1)	44	47	32	18	21	8
Harvest Technology Partners (1)	(17)	239	6	10	86	241
Harvest Diversified Partners	(166)	42	11	459	77	77
Private Equity Funds:
Harvest Growth Capital LLC (2)	328	165	0	8	203	0
Funds of Funds:
JMP Masters Fund	(1)	123	0	(1)	151	0
REITs:
New York Mortgage Trust	0	250	221	224	270	743
Loans:
Harvest Capital Credit (2)	N/A	54	112	N/A	N/A	N/A
CLOs:
Cratos CLO (2)	N/A	603	0	N/A	599	0
Other (3)	N/A	1	0	N/A	296	0
Totals	$275	$3,283	$1,142	$1,072	$3,170	$3,552

(1)	HOP II, HAS and HTP include managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds' strategy and earn fees.
(2)	Revenues earned from HGC, HCC, and Cratos are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.
(3)	The CLO within Other initiated liquidation proceedings in December 2011. The remaining assets will be distributed in 2012.

(In thousands)	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II (1)	$223	$288	$112	$125	$352	$95
Harvest Small Cap Partners	102	2,900	741	277	2,561	2,399
Harvest Franchise Fund	(10)	354	0	0	0	0
Harvest Agriculture Select (1)	239	80	99	73	43	30
Harvest Technology Partners (1)	(9)	424	624	12	167	309
Harvest Diversified Partners	722	86	63	685	152	117
Private Equity Funds:
Harvest Growth Capital LLC (2)	525	326	76	100	406	0
Funds of Funds:
JMP Masters Fund	2	246	0	3	302	0
REITs:
New York Mortgage Trust	87	500	428	289	540	1,464
Loans:
Harvest Capital Credit (2)	N/A	78	166	N/A	N/A	N/A
CLOs:
Cratos CLO (2)	N/A	1192	0	N/A	1,184	0
Other (3)	N/A	23	0	N/A	590	0
Totals	$1,881	$6,497	$2,309	$1,564	$6,297	$4,414

(1)	HOP II, HAS and HTP include managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(2)	Revenues earned from HGC, HCC, and Cratos are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.
(3)	The CLO within Other initiated liquidation proceedings in December 2011. The remaining assets will be distributed in 2012.

Principal Transactions

Principal transaction revenues includes realized and unrealized net gains and losses resulting from our principal investments, which includes investments in equity and other securities for our own account and as the general partner of funds managed by us, warrants we may receive from certain investment banking assignments, as well as limited partner investments in private funds managed by third parties. In addition, we invest a portion of our capital in a portfolio of equity securities managed by HCS and in side-by-side investments in the funds managed by us. In certain cases, we also co-invest alongside our institutional clients in private transactions resulting from our investment banking business. Principal transaction revenues also include unrealized gains and losses on the private equity securities owned by HGC, a private equity fund managed by HCS which is consolidated in our financial statements, as well as unrealized gains and losses on the investments in private companies sponsored by HCS and JMP Capital LLC ("JMP Capital").

 Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans consists of gains from the sale and payoff of loans collateralizing asset-backed securities at JMP Credit Corporation ("JMP Credit"). Gains are recorded when the proceeds exceed our carrying value of the loan. Gain on sale and payoff of loans also consists of lower of cost or market adjustments arising from loans held for sale. Losses are recorded when the carrying value exceeds fair value.

Net Dividend Income

Net dividend income comprises dividends from our investments offset by dividend expense for paying short positions in our principal investment portfolio.

Other Income

Other income includes loan restructuring fees at JMP Credit and revenues from fee sharing arrangements with, and fees earned to raise capital for third-party investment partnerships, or funds. Other income also includes non-recurring revenues associated with the conclusion of HCS's advisory relationship with NYMT. Refer to Note 2 in the Company's 2011 10-K for additional information regarding the termination of the advisory agreement between HCS and NYMT.

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

Non-controlling Interest

Non-controlling interest for six months ended June 30, 2012 includes the interest of third parties in Cratos CLO, HGC, and HCC, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the six months ended June 30, 2011 includes the interest of third parties in Cratos CLO and HGC, partially-owned subsidiaries consolidated in our financial statements.

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

On August 18, 2011, HCS entered into an investment management and advisory agreement with HCC. HCC makes direct investments in the form of subordinated debt and, to a lesser extent, senior debt and minority equity investments, in privately-held U.S. small to mid-size companies. HCC commenced operations in September 2011. HCS acts as its investment advisor, earning a base management fee equal to 2% annually of the gross assets acquired with equity. HCS does not charge a base management fee on assets funded through the Company's line of credit. JMP Credit Advisors provides HCC with its administrative services, and is reimbursed its expenses, including the allocable percentage of the compensation costs for the employees performing services under the agreement. The Company consolidates HCC into its consolidated financial statements.

 Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2012 and 2011 and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Three Months Ended June 30,		Change from 2011 to 2012
	2012	2011	$	%
Revenues
Investment banking	$9,133	$10,059	$(926)	-9.2%
Brokerage	5,412	6,187	(775)	-12.5%
Asset management fees	3,492	6,046	(2,554)	-42.2%
Principal transactions	7,780	2,554	5,226	204.6%
Gain on sale and payoff of loans	1,449	6,837	(5,388)	-78.8%
Net dividend (expense) income	(9)	298	(307)	-103.0%
Other income	2,407	682	1,725	252.9%
Non-interest revenues	29,664	32,663	(2,999)	-9.2%

Interest income	8,260	7,728	532	6.9%
Interest expense	(9,878)	(8,796)	(1,082)	12.3%
Net interest expense	(1,618)	(1,068)	(550)	51.5%

Provision for loan losses	(1,429)	(134)	(1,295)	966.4%

Total net revenues after provision for loan losses	26,617	31,461	(4,844)	-15.4%

Non-interest expenses
Compensation and benefits	16,704	22,017	(5,313)	-24.1%
Administration	1,709	1,744	(35)	-2.0%
Brokerage, clearing and exchange fees	858	1,179	(321)	-27.2%
Travel and business development	987	791	196	24.8%
Communication and technology	825	995	(170)	-17.1%
Professional fees	718	797	(79)	-9.9%
Other	887	1,090	(203)	-18.6%
Total non-interest expenses	22,688	28,613	(5,925)	-20.7%
Income before income tax expense	3,929	2,848	1,081	38.0%
Income tax (benefit) expense	(975)	1,281	(2,256)	-176.1%
Net income	4,904	1,567	3,337	213.0%
Less: Net income attributable to non-controlling interest	6,529	49	6,480	N/A
Net (loss) income attributable to JMP Group Inc.	$(1,625)	$1,518	$(3,143)	-207.0%

(In thousands)	Six Months Ended June 30,		Change from 2011 to 2012
	2012	2011	$	%
Revenues
Investment banking	$25,792	$30,284	$(4,492)	-14.8%
Brokerage	10,904	12,472	(1,568)	-12.6%
Asset management fees	6,966	9,199	(2,233)	-24.3%
Principal transactions	14,264	6,184	8,080	130.7%
Gain on sale and payoff of loans	2,439	13,608	(11,169)	-82.1%
Net dividend income	(23)	548	(571)	-104.2%
Other income	3,142	1,510	1,632	108.1%
Non-interest revenues	63,484	73,805	(10,321)	-14.0%

Interest income	15,718	18,348	(2,630)	-14.3%
Interest expense	(19,486)	(17,436)	(2,050)	11.8%
Net interest (expense) income	(3,768)	912	(4,680)	-513.2%

Provision for loan losses	(1,741)	(354)	(1,387)	391.7%

Total net revenues after provision for loan losses	57,975	74,363	(16,388)	-22.0%

Non-interest expenses
Compensation and benefits	38,475	50,248	(11,773)	-23.4%
Administration	2,959	2,814	145	5.2%
Brokerage, clearing and exchange fees	1,754	2,277	(523)	-23.0%
Travel and business development	1,689	1,461	228	15.6%
Communication and technology	1,733	1,916	(183)	-9.6%
Professional fees	1,357	1,505	(148)	-9.8%
Impairment loss on purchased management contract	0	700	(700)	-100.0%
Other	2,168	2,017	151	7.5%
Total non-interest expenses	50,135	62,938	(12,803)	-20.3%
Income before income tax expense	7,840	11,425	(3,585)	-31.4%
Income tax (benefit) expense	(653)	3,764	(4,417)	-117.3%
Net income	8,493	7,661	832	10.9%
Less: Net income attributable to noncontrolling interest	9,766	2,605	7,161	274.9%
Net (loss) income attributable to JMP Group Inc.	$(1,273)	$5,056	$(6,329)	-125.2%

Three months ended June 30, 2012, Compared to Three months ended June 30, 2011

Overview

Total net revenues after provision for loan losses decreased $4.8 million, or 15.4%, from $31.5 million for the quarter ended June 30, 2011 to $26.6 million for the quarter ended June 30, 2012, driven by a decrease in non-interest revenues of $3.0 million as well as an increase in the provision for loan losses of $1.3 million.

Non-interest revenues decreased $3.0 million, or 9.2%, from $32.7 million for the quarter ended June 30, 2011 to $29.7 million in the same period in 2012, primarily due to a $5.4 million decrease in the sale and payoff of loans, a $2.6 million decrease in asset management revenues, partially offset by a $5.2 million increase in the principal transaction revenues.

Net interest expense increased $0.6 million, or 51.5%, from $1.1 million for the quarter ended June 30, 2011 to $1.6 million for the same period in 2012. The increase was primarily related to the net interest expense of JMP Credit, which increased from $1.0 million for the quarter ended June 30, 2011 to $2.4 million for the quarter ended June 30, 2012 as a result of increased net liquidity discount amortization.

Provision for loan losses increased $1.3 million, from $0.1 million for the quarter ended June 30, 2011 to $1.4 million for the same quarter in 2012, primarily due to a specific reserve recorded against a non-performing loan purchased with the Cratos acquisition.

Total non-interest expenses decreased $5.9 million, or 20.7%, from $28.6 million for the quarter ended June 30, 2011 to $22.7 million for the quarter ended June 30, 2012, primarily due to a decrease in compensation and benefits of $5.3 million compared to the quarter ended June 30, 2011.

Net income attributable to JMP Group Inc. decreased $3.1 million, or 207.0%, from $1.5 million after income tax expense of $1.3 million for the quarter ended June 30, 2011 to a $1.6 million loss after income tax benefit of $1.0 million for the quarter ended June 30, 2012.

Revenues

Investment Banking

Investment banking revenues decreased $0.9 million, or 9.2%, from $10.1 million for the quarter ended June 30, 2011 to $9.1 million for the quarter ended June 30, 2012. As a percentage of total net revenues after provision for loan losses, investment banking revenues increased from 32.0% for the quarter ended June 30, 2011 to 34.3% for the quarter ended June 30, 2012. Public equity underwriting revenues increased $0.6 million, or 9.8%, from $6.1 million for the quarter ended June 30, 2011 to $6.7 million for the quarter ended June 30, 2012. We executed 16 and 17 public equity underwriting transactions in the quarters ended June 30, 2012 and 2011, respectively. We acted as a lead manager on three transactions in the quarter ended June 30, 2012 compared to one in the same period in 2011. Our strategic advisory revenues decreased $0.8 million, or 52.9%, from $1.5 million for the quarter ended June 30, 2011 to $0.7 million for the quarter ended June 30, 2012. We executed one strategic advisory transaction in the quarter ended June 30, 2012 compared to five in the quarter ended June 30, 2011. Our debt and convertible revenues remained at $0.6 million for both quarters ended June 30, 2012 and 2011. We executed five debt and convertible transactions in the quarter ended June 30, 2012 compared to four in the same period in 2011. Private capital markets and other revenues decreased $0.9 million, or 47.4%, from $1.9 million for the quarter ended June 30, 2011 to $1.0 million for the same period in 2012. We executed three transactions related to private capital markets and other in the quarter ended June 30, 2012 compared to two in the same period in 2011.

Brokerage Revenues

Brokerage revenues decreased $0.8 million, or 12.5%, from $6.2 million for the quarter ended June 30, 2011 to $5.4 million for the quarter ended June 30, 2012. The decrease was the result of reduced trading volume. Brokerage revenues increased as a percentage of total net revenues after provision for loan losses, from 19.7% for the quarter ended June 30, 2011 to 20.3% for the quarter ended June 30, 2012.

Asset Management Fees

Asset management fees decreased $2.6 million, or 42.2%, from $6.0 million for the quarter ended June 30, 2011 to $3.5 million for the quarter ended June 30, 2012. Asset management fees include base management fees and incentive fees for funds and CLOs under management. Base management fees were $2.3 million and $2.5 million for the quarters ended June 30, 2011 and June 30, 2012. Incentive fees decreased $2.7 million from $3.7 million for the quarter ended June 30, 2011 to $1.0 million for the same period in 2012, primarily related to a decrease of $1.6 million in incentive fees earned at Harvest Small Cap Partners, a decrease of $0.5 million earned at NYMT, and a decrease of $0.2 million earned at HTP. As a percentage of total net revenues after provision for loan losses, asset management fees decreased from 19.2% for the quarter ended June 30, 2011 to 13.1% for the same period in 2012.

Principal Transactions

Principal transaction revenues increased $5.2 million, or 204.6%, from $2.6 million for the quarter ended June 30, 2011 to $7.8 million for the same period in 2012. The increase primarily reflects higher revenues from our  investments in equity and other securities. Revenues from equity and other securities increased $5.3 million from $1.5 million for the quarter ended June 30, 2011 to $6.8 million for the same period in 2012, driven by a $6.4 million gain related to HGC, partially offset by a $1.3 million decrease related to our principal investment portfolio. Revenues from our family of hedge funds and funds of funds decreased $0.9 million, from $0.8 million for the quarter ended June 30, 2011 to a $0.1 million loss for the same period in 2012. This decrease primarily reflects a $0.6 million decrease related to HDP and a $0.2 million decrease related to HFF. Revenues from our warrants and other investments increased $0.8 million from $0.2 million for the quarter ended June 30, 2011 to $1.0 million for the quarter ended June 30, 2012, primarily driven by a $0.9 million gain related to redemptions from our investment in Sanctuary Wealth Services LLC ("Sanctuary"). As a percentage of total net revenues after provision for loan losses, principal transaction revenues increased from 8.1% for the quarter ended June 30, 2011 to 29.2% for the same period in 2012.

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans decreased $5.4 million, or 78.8% from $6.8 million for the quarter ended June 30, 2011 to $1.4 million for the same period in 2012, with all of the gain generated at JMP Credit. During the quarter ended June 30, 2012, 19 loans were sold or paid off, resulting in a total net gain of $1.2 million. Of the $1.2 million net gain, $0.6 million resulted from loans acquired in the 2009 acquisition of Cratos and $0.6 million was the result of activity from the loans acquired subsequent to the acquisition. The gains also included a $0.2 million gain booked to reflect fair value adjustments of the loan held for sale. $1.1 million of the net gain was related to 17 loan payoffs, where the borrowers repaid the loans at par, which was a premium to our carrying value. While we expect further gains in future periods, these revenues are highly unpredictable as we are not actively marketing the loans collateralizing asset-backed securities for sale and the remaining amount of discount from the 2009 acquisition continues to be reduced by the loan liquidity discount accretion even if there are no further gains to be recognized.  As a percentage of total net revenues after provision for loan losses, gain on sale and payoff of loans decreased from 21.7% for the quarter ended June 30, 2011 to 5.4% for the same period in 2012.

Net Dividend Income

Net dividend income was a loss of $9 thousand and income of $0.3 million for the quarters ended June 30, 2012 and 2011, respectively. For the quarter ended June 30, 2011, dividend income was primarily comprised of dividend income from our investments in NYMT and in our principal investment portfolio. Refer to Note 2 in the Company's 2011 10-K for additional information regarding the termination of the advisory agreement between HCS and NYMT.

Other Income

Other income increased $1.7 million, or 252.9%, from $0.7 million for the quarter ended June 30, 2011 to $2.4 million for the quarter ended June 30, 2012. For the quarter ended June 30, 2012 other income included $1.7 million revenues associated with the conclusion of HCS's advisory relationship with NYMT.

Interest Income

Interest income increased $0.6 million, or 6.9%, from $7.7 million for the quarter ended June 30, 2011 to $8.3 million for the same period in 2012. The increase was primarily related to HCC, which recorded interest income of $1.4 million and zero, partially offset by a decrease at JMP Credit, which recorded interest income of $7.2 million and $7.7 million for the quarters ended June 30, 2012 and 2011, respectively. As a percentage of total net revenues after provision for loan losses, interest income decreased from 24.6% for the quarter ended June 30, 2011 to 31.0% for the quarter ended June 30, 2012.

The following table sets forth components of net interest expense for the quarters ended June 30, 2012 and 2011:

(In thousands)	Three Months Ended June 30,
	2012	2011
Cratos CLO loan contractual interest income	$5,458	$5,324
Cratos CLO ABS issued contractual interest expense	(1,328)	(1,119)
Net Cratos CLO contractual interest	4,130	4,205

Cratos CLO loan liquidity discount accretion	1,295	1,920
Cratos CLO ABS liquidity discount amortization	(8,294)	(7,459)
Net Cratos CLO liquidity discount amortization	(6,999)	(5,539)

Other interest income	1,507	484
Other interest expense	(256)	(218)
Total net interest expense	$(1,618)	$(1,068)

Total net interest expense increased from $1.1 million for the quarter ended June 30, 2011 to $1.6 million for the quarter ended June 30, 2012 primarily due to reduced loan liquidity discount accretion. As loans acquired in the 2009 acquisition of Cratos are sold or paid off, the remaining loan liquidity discount to accrete is reduced, thereby lowering the discount accretion and total net interest income.

The following tables set forth contractual interest income and expense related to Cratos CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Three Months Ended June 30, 2012
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
Cratos CLO loan contractual interest income	$5,458		$436,451	4.95%	0.48%	4.47%
Cratos CLO ABS issued contractual interest expense	(1,328)		431,003	1.22%	0.48%	0.74%
Net Cratos CLO contractual interest	$4,130	$	N/A	N/A	N/A	N/A

(In thousands)	Three Months Ended June 30, 2011
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
Cratos CLO loan contractual interest income	$5,324		$446,933	4.71%	0.29%	4.42%
Cratos CLO ABS issued contractual interest expense	(1,119)		431,003	1.03%	0.29%	0.74%
Net Cratos CLO contractual interest	$4,205	$	N/A	N/A	N/A	N/A

At JMP Credit, for the quarter ended June 30, 2012, total interest income of $7.2 million was comprised of contractual interest earned on Cratos CLO loans of $5.5 million, purchase discounts and other deferred fee amortization of $0.5 million and non-cash liquidity discount accretion of $1.3 million. Contractual interest was earned on the performing loans held by Cratos CLO. The non-cash liquidity discount accretion of $1.3 million included a $0.1 million adjustment to previously recognized accretion due to unscheduled principal payments. The annualized weighted average contractual interest rate (excluding the liquidity discount accretion) on the performing loans was 4.95% with a spread to weighted average LIBOR of 4.47% for the quarter ended June 30, 2012. The Company recognized $49.4 thousand of interest income, other than the accretion of liquidity discounts on those loans deemed impaired at the acquisition of Cratos, for the three impaired loans with an aggregate weighted average loan balance of $8.2 million that were on non-accrual status during the quarter.

At JMP Credit, for the quarter ended June 30, 2011, total interest income of $7.6 million was comprised of contractual interest earned on Cratos CLO loans of $5.3 million, purchase discounts and other deferred fee amortization of $0.4 million and non-cash liquidity discount accretion of $1.9 million. Contractual interest was earned on the performing loans held by Cratos CLO. The non-cash liquidity discount accretion of $1.9 million included a $0.6 million adjustment to previously recognized accretion due to unscheduled principal payments. The annualized weighted average contractual interest rate (excluding the liquidity discount accretion) on the performing loans was 4.71% with a spread to weighted average LIBOR of 4.42% for the quarter ended June 30, 2011. The Company recognized $38.3 thousand of interest income, other than the accretion of liquidity discounts on those loans deemed impaired at the acquisition of Cratos, for the three impaired loans with an aggregate weighted average loan balance of $8.9 million that were on non-accrual status during the quarter.

Interest Expense

Interest expense increased $1.1 million, or 12.3%, from $8.8 million for the three months ended June 30, 2011 to $9.9 million for the same period in 2012. The increase was primarily related to JMP Credit, which recorded interest expense of $9.6 million and $8.6 million for the three months ended June 30, 2012 and 2011, respectively.

At JMP Credit, for the quarter ended June 30, 2012, interest expense of $9.6 million was comprised of interest expense on ABS issued of $1.3 million and non-cash amortization of the liquidity discount on the ABS issued of $8.3 million. The annualized weighted average cost of funds (excluding the liquidity discount amortization) for the ABS issued during the quarter was 1.22% with a spread to weighted average LIBOR of 0.74%.

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

Provision for Loan Losses

Provision for loan losses was $0.1 million for the quarter ended June 30, 2011 and $1.4 million for the quarter ended June 30, 2012. For the quarter ended June 30, 2012, $1.0 million was recorded as a specific reserve against a non-performing loan that was purchased with the Cratos acquisition.

Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, decreased $5.3 million, or 24.1%, from $22.0 million for the quarter ended June 30, 2011 to $16.7 million for the quarter ended June 30, 2012.

Employee payroll, taxes and benefits, and consultant fees were $8.3 million for both quarters ended June 30, 2011 and 2012.

Performance-based bonus and commission decreased $5.0 million, or 38.2%, from $13.1 million for the quarter ended June 30, 2011 to $8.1 million for the quarter ended June 30, 2012. The decrease was primarily due to the decrease in total net revenues after provision for loan losses from $31.5 million for the quarter ended June 30, 2011 to $26.6 million for the same period in 2012.

Equity-based compensation decreased $0.4 million, or 66.7%, from $0.6 million for the quarter ended June 30, 2011 to $0.2 million for the quarter ended June 30, 2012 primarily due to a $0.5 million reduction in the amortization expense for RSUs granted in connection with the IPO. The total equity-based compensation expense for the quarter ended June 30, 2011 and 2012 included $0.5 million and zero, respectively, recognized for RSUs granted in connection with the IPO and $0.1 million and $0.2 million recognized for RSUs granted after the IPO, respectively.

Compensation and benefits as a percentage of revenues decreased from 70.0% of total net revenues after provision for loan losses for the quarter ended June 30, 2011 to 62.8% for the same period in 2012. This decrease was attributed to less revenue being derived from our asset management funds for which we accrue performance-based bonuses at a higher rate than other types of revenues.

Administration

Administration expense was $1.7 million for both the quarters ended June 30, 2011 and June 30, 2012. As a percentage of total net revenues after provision for loan losses, administration expense increased from 5.5% for the quarter ended June 30, 2011 to 6.4% for the same period in 2012.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $1.2 million and $0.9 million for the quarters ended June 30, 2011 and June 30, 2012, respectively. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees increased from 3.7% for the quarter ended June 30, 2011 to 3.2% for the same period in 2012.

Travel and Business Development

Travel and business development expense increased from $0.8 million for the quarter ended June 30, 2011 to $1.0 million for the same period in 2012. As a percentage of total net revenues after provision for loan losses, travel and business development expense increased from 2.5% for the quarter ended June 30, 2011 to 3.7% for the same period in 2012.

Communications and Technology

Communications and technology expense decreased from $1.0 million for the quarter ended June 30, 2011 to $0.8 million for the same period in 2012. As a percentage of total net revenues after provision for loan losses, communications and technology expense decreased from 3.2% for the quarter ended June 30, 2011 to 3.1% for the same period in 2012.

Professional Fees

Professional fees were $0.8 million and $0.7 million for the quarters ended June 30, 2011 and June 30, 2012, respectively. As a percentage of total net revenues after provision for loan losses, professional fees increased from 2.5% for the quarter ended June 30, 2011 to 2.7% for the same period in 2012.

 Other Expenses

Other expenses were $1.1 million and $0.9 million for the quarters ended June 30, 2011 and June 30, 2012, respectively. As a percentage of total net revenues after provision for loan losses, other expenses decreased from 3.5% for the quarter ended June 30, 2011 to 3.3% for the same period in 2012.

Net Income (Loss) Attributable to Non-controlling Interest

Net income attributable to non-controlling interest increased from $0.1 million for the quarter ended June 30, 2011 to $6.5 million for the quarter ended June 30, 2012. Non-controlling interest for the quarter ended June 30, 2012 includes the interest of third parties in Cratos CLO, HCC and HGC, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the quarter ended June 30, 2011 includes the interest of third parties in Cratos CLO, and HGC, partially-owned subsidiaries consolidated in our financial statements.

Provision for Income Taxes

For the quarter ended June 30, 2011 and 2012, we recorded an income tax expense of $1.3 million and benefit of $1.0 million, respectively. The effective tax rates for the quaters ended June 30, 2011 and 2012 were 45.0% and negative 24.8%, respectively. The 69.8% change in the effective tax rate was primarily attributable to the income associated with HGC which is consolidated for financial reporting purposes but not for tax purposes.

Six months ended June 30, 2012, Compared to Six months ended June 30, 2011

Overview

Total net revenues after provision for loan losses decreased $16.4 million, or 22.0%, from $74.4 million for the six months ended June 30, 2011 to $58.0 million for the six months ended June 30, 2012, driven by a decrease in non-interest revenues of $10.3 million as well as a decrease in net interest income of $4.7 million.

Non-interest revenues decreased $10.3 million, or 14.0%, from $73.8 million for the six months ended June 30, 2011 to $63.5 million in the same period in 2012, primarily due to a $11.2 million decrease in the sale and payoff of loans, a $4.5 million decrease in investment banking revenues, partially offset by a $8.1 million increase in the principal transaction revenues.

Net interest income decreased $4.7 million, or 513.2%, from $0.9 million for the six months ended June 30, 2011 to a $3.8 million loss for the same period in 2012. The decrease was primarily related to the net interest income of JMP Credit, which decreased from $1.0 million for the six months ended June 30, 2011 to a loss of $5.0 million for the six months ended June 30, 2012 as a result of increased net liquidity discount amortization.

Provision for loan losses increased $1.4 million, or 391.7%, from $0.4 million for the six months ended June 30, 2011 to $1.7 million for the same period in 2012, primarily attributed to a specific reserve recorded against a non-performing loan purchased with the Cratos acquisition.

Total non-interest expenses decreased $12.8 million, or 20.3%, from $62.9 million for the six months ended June 30, 2011 to $50.1 million for the six months ended June 30, 2012, primarily due to a decrease in compensation and benefits of $11.8 million compared to the six months ended June 30, 2011.

Net income attributable to JMP Group Inc. decreased $6.4 million, or 125.2%, from $5.1 million after income tax expense of $3.8 million for the six months ended June 30, 2011 to a loss of $1.3 million after income tax benefit of $0.7 million for the six months ended June 30, 2012.

Revenues

Investment Banking

Investment banking revenues decreased $4.5 million, or 14.8%, from $30.3 million for the six months ended June 30, 2011 to $25.8 million for the same period in 2012. As a percentage of total net revenues after provision for loan losses, investment banking revenues increased from 40.7% for the six months ended June 30, 2011 to 44.5% for the six months ended June 30, 2012. Public equity underwriting revenues decreased $2.6 million, or 14.1%, from $18.4 million for the six months ended June 30, 2011 to $15.8 million for the six months ended June 30, 2012. We executed 39 and 40 public equity underwriting transactions in the six months ended June 30, 2012 and 2011, respectively. We acted as lead manager on five and six transactions in the six months ended June 30, 2011 and 2012, respectively. Our strategic advisory revenues increased $2.1 million, or 80.8%, from $2.6 million for the six months ended June 30, 2011 to $4.7 million for the six months ended June 30, 2012. We executed six strategic advisory transactions in the six months ended June 30, 2012 compared to seven in the six months ended June 30, 2011. Our debt and convertible revenues decreased $3.7 million, or 63.8% from $5.8 million in the six months ended June 30, 2011 to $2.1 million for the six months ended June 30, 2012. We executed 10 debt and convertible transactions in the six months ended June 30, 2012 compared to six in the same period in 2011. Private capital markets and other revenues decreased $0.3 million, or 8.6%, from $3.5 million for the six months ended June 30, 2011 to $3.2 million for the same period in 2012. We executed five transactions related to private capital markets and other in both the six months ended June 30, 2012 and 2011.

Brokerage Revenues

Brokerage revenues decreased $1.6 million, or 12.6%, from $12.5 million for the six months ended June 30, 2011 to $10.9 million for the six months ended June 30, 2012. The decrease was the result of reduced trading volume. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 16.8% for the six months ended June 30, 2010 to 18.8% for the six months ended June 30, 2011.

Asset Management Fees

Asset management fees decreased $2.2 million, or 24.3%, from $9.2 million for the six months ended June 30, 2011 to $7.0 million for the six months ended June 30, 2011. Asset management fees include base management fees and incentive fees for funds and CLOs under management. Base management fees increased from $4.6 million for the six months ended June 30, 2011 to $4.9 million for the same period in 2012. Incentive fees decreased from $4.6 million for the six months ended June 30, 2011 to $2.1 million for the same period in 2012. The decrease in incentive fees primarily related to a decrease of $1.7 million due to incentive fees earned at Harvest Small Cap Partners and a decrease of $1.0 million of incentive fees earned at NYMT. As a percentage of total net revenues after provision for loan losses, asset management fees decreased from 12.4% for the six months ended June 30, 2011 to 12.0% for the same period in 2012.

Principal Transactions

Principal transaction revenues increased $8.1 million, or 130.7%, from $6.2 million for the six months ended June 30, 2011 to $14.3 million for the same period in 2012. The increase reflects higher revenues from our investments in equity and other securities and from our investment partnerships. Revenues from equity and other securities increased $7.1 million from $4.7 million for the six months ended June 30, 2011 to $11.8 million for the same period in 2012, driven primarily by a $7.5 million gain in our HGC investments, partially offset by a $0.4 million decrease in gains related to our principal investment portfolio. Revenues from our family of hedge funds and funds of funds increased $0.1 million, from $1.2 million for the six months ended June 30, 2011 to $1.3 million for the same period in 2012. Revenues from our warrants and other investments increased $0.8 million from $0.4 million for the six months ended June 30, 2011 to $1.2 million for the same period in 2012, driven primarily by a $0.9 million gain related to redemptions from our investment in Sanctuary. As a percentage of total net revenues after provision for loan losses, principal transaction revenues increased from 8.3% for the six months ended June 30, 2011 to 24.6% for the same period in 2012.

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans decreased $11.2 million from $13.6 million for the six months ended June 30, 2011 to $2.4 million for the same period in 2012, all of which was generated at JMP Credit. During the six months ended June 30, 2012, 39 loans were sold or paid off, resulting in a total net gain of $2.6 million. Of the $2.6 million net gain, $1.7 million resulted from loans acquired in the 2009 acquisition of Cratos and $0.9 million was the result of activity from the loans acquired subsequent to the acquisition. The gains were partially offset by a $0.2 million loss recorded to reflect fair value adjustments of the loan held for sale. $2.5 million of the net gain was related to 30 loan payoffs, where the borrowers repaid the loans at par, which was a premium to our carrying value. While we expect further gains in future periods, these revenues are highly unpredictable as we are not actively marketing the loans collateralizing asset-backed securities for sale and the remaining amount of discount from the 2009 acquisition continues to be reduced by the loan liquidity discount accretion even if there are no further gains to be recognized.  As a percentage of total net revenues after provision for loan losses, gain on sale and payoff of loans decreased from 18.3% for the six months ended June 30, 2011 to 4.2% for the same period in 2012.

Net Dividend Income

Net dividend income was income of $0.5 million and a loss of $23 thousand for the six months ended June 30, 2011 and 2012, respectively. For the six months ended June 30, 2011, dividend income was primarily comprised of dividend income from our investments in NYMT and in our principal investment portfolio.

Other Income

Other income increased $1.6 million, or 108.1%, from $1.5 million for the six months ended June 30, 2011 to $3.1 million for the six months ended June 30, 2012. For the six months ended June 30, 2012 other income included $1.7 million revenues associated with the conclusion of HCS's advisory relationship with NYMT. Refer to Note 2 in the Company's 2011 10-K for additional information regarding the termination of the advisory agreement between HCS and NYMT.

Interest Income

Interest income decreased $2.6 million from $18.3 million for the six months ended June 30, 2011 to $15.7 million for the same period in 2012. The decrease related to JMP Credit, which recorded interest income of $18.0 million and $14.1 million for the six months ended June 30, 2011 and 2012, respectively. As a percentage of total net revenues after provision for loan losses, interest income decreased from 24.7% for the six months ended June 30, 2011 to 27.1% for the same period in 2012.

The following table sets forth components of net interest income for the six months ended June 30, 2012 and 2011:

(In thousands)	Six Months Ended June 30,
	2012	2011
Cratos CLO loan contractual interest income	$10,802	$10,926
Cratos CLO ABS issued contractual interest expense	(2,663)	(2,234)
Net Cratos CLO contractual interest	8,139	8,692

Cratos CLO loan liquidity discount accretion	2,176	6,225
Cratos CLO ABS liquidity discount amortization	(16,350)	(14,758)
Net Cratos CLO liquidity discount amortization	(14,174)	(8,533)

Other interest income	2,740	1,197
Other interest expense	(473)	(444)
Total net interest income	$(3,768)	$912

Total net interest income decreased from $0.9 million for the six months ended June 30, 2011 to a $3.8 million expense for the same period in 2012, primarily due to reduced loan liquidity discount accretion. As loans acquired in the 2009 acquisition of Cratos are sold or paid off, the remaining loan liquidity discount to accrete is reduced, thereby lowering the discount accretion and total net interest income.

The following tables set forth contractual interest income and expense related to Cratos CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Six Months Ended June 30, 2012
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
Cratos CLO loan contractual interest income	$10,802		$434,756	4.91%	0.48%	4.43%
Cratos CLO ABS issued contractual interest expense	(2,663)		431,003	1.22%	0.48%	0.74%
Net Cratos CLO contractual interest	$8,139	$	N/A	N/A	N/A	N/A

(In thousands)	Six Months Ended June 30, 2011
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
Cratos CLO loan contractual interest income	$10,926		$446,146	4.87%	0.29%	4.58%
Cratos CLO ABS issued contractual interest expense	(2,234)		431,003	1.03%	0.29%	0.74%
Net Cratos CLO contractual interest	$8,692	$	N/A	N/A	N/A	N/A

At JMP Credit, for the six months ended June 30, 2012, total interest income of $14.1 million was comprised of contractual interest earned on Cratos CLO loans of $10.8 million, purchase discounts and other deferred fee amortization of $1.1 million and non-cash liquidity discount accretion of $2.2 million. Contractual interest was earned on the performing loans held by Cratos CLO. The non-cash liquidity discount accretion of $2.2 million included a $0.1 million adjustment to previously recognized accretion due to unscheduled principal payments. The annualized weighted average contractual interest rate (excluding the liquidity discount accretion) on the performing loans was 4.91% with a spread to weighted average LIBOR of 4.43% for the six months ended June 30, 2012. The Company recognized $86.3 thousand of interest income, other than the accretion of liquidity discounts on those loans deemed impaired at the acquisition of Cratos, for the three impaired loans with an aggregate weighted average loan balance of $9.4 million that were on non-accrual status during the six months ended June 30, 2012.

At JMP Credit, for the six months ended June 30, 2011, total interest income of $18.0 million was comprised of contractual interest earned on Cratos CLO loans of $10.9 million, purchase discounts and other deferred fee amortization of $0.8 million and non-cash liquidity discount accretion of $6.2 million. Contractual interest was earned on the performing loans held by Cratos CLO. The non-cash liquidity discount accretion of $6.2 million included a $0.7 million adjustment to previously recognized accretion due to unscheduled principal payments. The annualized weighted average contractual interest rate (excluding the liquidity discount accretion) on the performing loans was 4.87% with a spread to weighted average LIBOR of 4.58% for the six months ended June 30, 2011. The Company recognizes $125.9 thousand of interest income, other than the accretion of liquidity discounts on those loans deemed impaired at the acquisition of Cratos, for the three impaired loans with an aggregate weighted average loan balance of $10.1 million that were on non-accrual status during the six months ended June 30, 2011.

Interest Expense

Interest expense increased $2.1 million, or 11.8%, from $17.4 million for the six months ended June 30, 2011 to $19.5 million for the same period in 2012. The increase was primarily related to JMP Credit, which recorded interest expense of $17.0 million and $19.0 million for the six months ended June 30, 2011 and 2012, respectively.

At JMP Credit, for the six months ended June 30, 2012, interest expense of $19.0 million was comprised of interest expense on ABS issued of $2.7 million and non-cash amortization of the liquidity discount on the ABS issued of $16.3 million. The annualized weighted average cost of funds (excluding the liquidity discount amortization) for the ABS issued during the six months ended June 30, 2012 was 1.22% with a spread to weighted average LIBOR of 0.74%.

At JMP Credit, for the six months ended June 30, 2011, interest expense of $17.0 million was comprised of interest expense on ABS issued of $2.2 million and non-cash amortization of the liquidity discount on the ABS issued of $14.8 million. The annualized weighted average cost of funds (excluding the liquidity discount amortization) for the ABS issued during the six months ended June 30, 2011 was 1.03% with a spread to weighted average LIBOR of 0.74%.

Provision for Loan Losses

Provision for loan losses decreased from $0.4 million for the six months ended June 30, 2011 to $1.7 million for the same period in 2012. For the six months ended June 30, 2012, $1.0 million was recorded as a specific reserve against a non-performing loan that was purchased with the Cratos acquisition.

Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, decreased $11.8 million, or 23.4%, from $50.2 million for the six months ended June 30, 2011 to $38.5 million for the six months ended June 30, 2012.

Employee payroll, taxes and benefits, and consultant fees, increased $0.3 million, or 1.8%, from $17.1 million for the six months ended June 30, 2011 to $17.4 million for the same period in 2012, primarily due to the effect of base pay increases and promotions made in the first quarter.

Performance-based bonus and commission decreased $11.4 million, or 35.5%, from $32.1 million for the six months ended June 30, 2011 to $20.7 million for the six months ended June 30, 2012. The decrease was primarily due to the decrease in total net revenues after provision for loan losses from $74.4 million for the six months ended June 30, 2011 to $58.0 million for the same period in 2012.

Equity-based compensation decreased $0.6 million, or 60.0%, from $1.0 million for the six months ended June 30, 2011 to $0.4 million for the six months ended June 30, 2012 primarily due to a $0.8 million reduction in the amortization expense for RSUs granted in connection with the IPO. The total equity-based compensation expense for the six months ended June 30, 2011 and 2012 included $0.8 million and zero, respectively, recognized for RSUs granted in connection with the IPO and $0.2 million and $0.4 million recognized for RSUs granted after the IPO, respectively.

Compensation and benefits as a percentage of revenues increased from 67.6% of total net revenues after provision for loan losses for the six months ended June 30, 2011 to 66.4% for the same period in 2012. This increase was primarily due to higher incentive fees for our asset management funds for which we accrue performance-based bonuses at a higher rate than other types of revenues.

Administration

Administration expenses increased $0.1 million, or 3.4%, from $2.8 million for the six months ended June 30, 2011 to $2.9 million for the six months ended June 30, 2012. As a percentage of total net revenues after provision for loan losses, administration expense increased from 3.8% of total net revenues after provision for loan losses for the six months ended June 30, 2011 to 5.0% for the same period in 2012.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees decreased from $2.3 million for the six months ended June 30, 2011 to $1.8 million for the six months ended June 30, 2012. The decrease was primarily due to a decrease in trading volume. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 3.1% for the six months ended June 30, 2011 to 3.0% for the same period in 2012.

Travel and Business Development

Travel and business development expense was $1.5 million and $1.7 million for the six months ended June 30, 2011 and June 30, 2012, respectively. As a percentage of total net revenues after provision for loan losses, travel and business development expense increased from 2.0% for the six months ended June 30, 2011 to 2.9% for the same period in 2012.

Communications and Technology

Communications and technology expense decreased from $1.9 million for the six months ended June 30, 2011 to $1.7 million for the six months ended June 30, 2012. As a percentage of total net revenues after provision for loan losses, communications and technology expense increased from 2.6% for the six months ended June 30, 2011 to 3.0% for the same period in 2012.

Impairment Loss on Purchased Management Contract

Impairment loss on purchased management contract relates to a CLO management contract we purchased from Princeton Advisory Group, Inc. on September 8, 2010 for $3.8 million. Because a single investor had previously acquired control of the right to transfer the management contract without cause at any time with 90 days’ notice, we initially recorded an impairment charge of $2.8 million for the quarter ended September 30, 2010 and an additional impairment charge of $0.7 million in the three months ended March 31, 2011. The CLO began liquidation proceedings in December 2011.

Professional Fees

Professional fees were $1.5 million and $1.4 million for the six months ended June 30, 2011 and June 30, 2012, respectively. As a percentage of total net revenues after provision for loan losses, professional fees increased from 2.0% for the six months ended June 30, 2011 to 2.3% for the same period in 2012.

Other Expenses

Other expenses were $2.0 million for both the six months ended June 30, 2011 and 2012, respectively. As a percentage of total net revenues after provision for loan losses, other expenses increased from 2.7% for the six months ended June 30, 2011 to 3.7% for the same period in 2012.

Net Income (Loss) Attributable to Non-controlling Interest

Net income attributable to non-controlling interest increased $7.2 million from $2.6 million for the six months ended June 30, 2011 to $9.8 million for the six months ended June 30, 2012. Non-controlling interest for the six months ended June 30, 2012 includes the interest of third parties in Cratos CLO, HCC and HGC, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the six months ended June 30, 2011 includes the interest of third parties in Cratos CLO, and HGC, partially-owned subsidiaries consolidated in our financial statements.

Provision for Income Taxes

For the six months ended June 30, 2011 and 2012, we recorded tax expense of $3.8 million and tax benefit of $0.7 million, respectively. The effective tax rates for the six months ended June 30, 2011 and 2012 was 32.9% and a negative 8.3%, respectively. The 41.2% change in the effective tax rate was primarily attributable to the income associated with HGC which is consolidated for financial reporting purposes but not for tax purposes.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital resources and liquidity for the three and six months ended June 30, 2012 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of June 30, 2012, we had net liquid assets of $55.0 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, note payable and non-controlling interest. We have satisfied our capital and liquidity requirements primarily through the net proceeds from the IPO and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, small business loans and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. At June 30, 2012 and December 31, 2011, the Company carried Level 3 assets (financial instruments whose fair value was determined using significant unobservable inputs that are not corroborated by market data) of $47.0 million and $24.0 million, respectively, at fair value, which represented 6.9% and 3.6% of total assets, respectively. Level 3 assets increased $23.0 million, due to the purchased new assets (primarily private equity securities) of $14.5 million, the unrealized gain of $9.5 million, partially offset by the transfers of certain private equity securities into Level 2 of $0.9 million. The $9.5 million unrealized gain from Level 3 assets primarily reflected the gains in the comparable public companies used in the valuation of private equity securities. The transfer into Level 2 was a result of the observability of fair value associated with the equity securities in HGC and JMP Capital.

Liquidity Considerations Related to Cratos CLO

On April 7, 2009, we invested $4.0 million of cash and granted $3.0 million original par amount, with a $2.3 million estimated fair value, of contingent consideration (a zero coupon note) to acquire 100% of the membership interests and net assets of $7.5 million of Cratos. In December 2009, we repurchased the contingent consideration for $1.8 million. The Company's ownership of Cratos CLO subordinated securities decreased from 100% to approximately 94% effective August 6, 2010. As we own approximately 94% of the subordinated securities of the CLO, in accordance with the authoritative guidance under GAAP on accounting for consolidation of variable interest entities, we are the primary beneficiary and are required to consolidate all of the assets and liabilities of the CLO securitization structure even though it is a bankruptcy remote entity with no recourse to us.

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

For financial reporting purposes, the loans and asset-backed securities of Cratos CLO are consolidated on our balance sheet. The loans are reported at their cost adjusted for amortization of liquidity discount and credit reserves, both of which were recorded at the Cratos acquisition date, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discount only. At June 30, 2012, we had $417.3 million of loans collateralizing asset-backed securities, net, $2.8 million of loans held for sale, $34.0 million of restricted cash and $1.2 million of interest receivable funded by $397.9 million of asset-backed securities issued, net, and interest payable of $0.6 million. These assets and liabilities represented 66.4% of total assets and 78.5% of total liabilities respectively, reported on our consolidated statement of financial condition at June 30, 2012.

The tables below summarize the loans held by Cratos CLO grouped by range of outstanding balance, industry and Moody’s Investors Services, Inc. rating category as of June 30, 2012.

(Dollars in thousands)			As of June 30, 2012
Range of Outstanding Balance			Number of Loans	Maturity Date			Total Principal
$0	-	$500	28	8/2015	-	4/2019	$12,328
$500	-	$2,000	136	12/2012	-	6/2019	182,113
$2,000	-	$5,000	77	3/2013	-	9/2019	223,061
$5,000	-	$10,000	4	2/2013	-	7/2017	22,272
Total			245				$439,774

(Dollars in thousands)	As of June 30, 2012
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Healthcare, Education & Childcare	24	$54,376	12.4%
Retail Store	17	33,920	7.6%
Chemicals, Plastics and Rubber	18	33,084	7.4%
Diversified/Conglomerate Service	20	29,805	6.7%
Electronics	15	28,199	6.4%
Telecommunications	12	25,875	5.9%
Leisure , Amusement, Motion Pictures & Entertainment	11	23,138	5.3%
Beverage, Food & Tobacco	12	22,215	5.1%
Hotels, Motels, Inns and Gaming	7	20,527	4.7%
Personal &Non-Durable Consumer Products	9	17,118	3.9%
Aerospace & Defense	10	16,982	3.8%
Utilities	7	14,360	3.3%
Personal, Food & Misc Services	11	11,581	2.6%
Diversified/Conglomerate Mfg	8	10,367	2.4%
Banking	5	9,931	2.3%
Containers, Packaging and Glass	6	9,143	2.1%
Automobile	7	9,102	2.1%
Broadcasting & Entertainmt.	5	7,781	1.7%
Finance	5	7,188	1.6%
Machinery (Non-Agriculture,Non-Construction & Non-Electronic)	4	6,528	1.5%
Buildings and Real Estate	2	5,827	1.3%
Personal Transportation	3	5,681	1.3%
Printing & Publishing	2	5,667	1.3%
Textiles & Leather	5	5,586	1.3%
Grocery	3	4,893	1.1%
Insurance	2	4,783	1.1%
Ecological	4	3,928	0.9%
Farming & Agriculture	2	3,790	0.9%
Cargo Transport	2	2,481	0.6%
Oil & Gas	3	1,990	0.5%
Diversified Natural Resources, Precious Metals and Minerals	1	1,568	0.4%
Mining, Steel, Iron and Non-Precious Metals	1	1,365	0.3%
Home and Office Furnishings, Housewares and Durable Consumer Products	1	498	0.1%
Personal and Non-Durable Consumer Products (mfg only)	1	497	0.1%
Total	245	$439,774	100.0%

(Dollars in thousands)	As of June 30, 2012
Moody's Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
Baa3	1	$4,942	1.1%
Ba1	9	21,927	5.0%
Ba2	21	44,584	10.1%
Ba3	38	68,085	15.5%
B1	75	126,038	28.7%
B2	81	133,727	30.4%
B3	15	29,749	6.8%
Caa1	2	2,738	0.6%
Caa2	2	7,041	1.6%
Caa3	1	943	0.2%
Total	245	$439,774	100.0%

Other Liquidity Considerations

As of June 30, 2012 the Company had two term loans with City National Bank (“CNB”) in the aggregate amount of $14.9 million under the Credit Agreement entered into on August 3, 2006 by and between the Company and the Lender, as amended by Amendment Number One to Credit Agreement, dated as of December 17, 2007, Amendment Number Two to Credit Agreement, dated as of March 27, 2008, Amendment Number Three (the "Third Amendment"), dated as of December 31, 2008, Amendment Number Four to Credit Agreement and Waiver, dated as of January 28, 2010, Amendment Number Five (the "Fifth Amendment") on April 8, 2011, and Amendment Number Six (the "Sixth Amendment"), dated as of August 24, 2011 (collectively, the "Credit Agreement").

On December 31, 2010, pursuant to the provisions of the Third Amendment, the outstanding revolving loan of $21.0 million was converted into a single term loan of $21.0 million which will fully mature on December 31, 2013. The outstanding balance on this term loan was $12.3 million as of June 30, 2012. The Company also had $2.6 million outstanding on its other term loan with CNB as of June 30, 2012.

Both term loans bear interest at LIBOR plus 2.25%. On May 29, 2010 the Company entered into an interest rate cap with the lender to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the counterparty in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the line of credit and term loan to such rate. The cap had an initial notional principal amount of $27.1 million (as the remaining balance available under the revolving line of credit was drawn down on July 1, 2010), indexed to LIBOR and amortizes in accordance with the amortization of the revolving line of credit and term loan. The notional principal amount of the cap was $14.9 million at June 30, 2012, with a recorded fair value of $0.3 thousand. Changes in the fair value are recorded in other comprehensive income.

Under the Fifth Amendment, JMP Securities entered into a $20.0 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. Draws on the revolving line of credit bear interest at the rate of prime and were available through April 8, 2012 on which date, if there were an existing outstanding amount, it would convert to a loan maturing on April 8, 2013. On May 24, 2012, the line of credit conversion date was extended from April 8, 2012 to May 24, 2014. There was no borrowing on this line of credit as of June 30, 2012.

Under the Sixth Amendment, JMP Group LLC, a wholly-owned subsidiary of JMP Group Inc., entered into a new line of credit of up to $30.0 million to the extent the aggregate outstanding balance of all facilities does not exceed $55.0 million. The new line of credit will remain available through August 24, 2013. On such date, any outstanding amount converts into a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity on August 24, 2017. The Amendment also was amended to permit additional investments. The Company anticipates that the proceeds will be used to fund certain commitments to Harvest Capital Credit LLC, to repurchase Company stock and other permitted investments, and for other general working capital purposes. The Company's outstanding balance on this line of credit was $12.5 million as of June 30, 2012.

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

The Company currently intends to declare quarterly cash dividends on all outstanding shares of common stock. The Company currently does not plan to pay dividends on unvested shares of restricted stock. In March 2012, the Company’s board of directors declared and paid a quarterly cash dividend of $0.03 per share, for the fourth quarter of 2011. In April 2012, the Company's board of directors declared and paid a quarterly cash dividend of $0.035 per share, for the first quarter of 2012.

During the three and six months ended June 30, 2012, the Company repurchased 46,500 and 643,643 shares of the Company’s common stock at an average price of $6.10 per share and $7.01 per share for an aggregate purchase price of $0.3 million and $4.5 million, respectively. All 46,500 shares repurchased during the three months ended June 30, 2012 were repurchased in the open market. 581,228 shares repurchased during the six months ended June 30, 2012 were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company. The remaining shares repurchased in the six months ended June 30, 2012 were repurchased in the open market.

We had total restricted cash of $47.3 million comprised primarily of $34.0 million of restricted cash at JMP Credit on June 30, 2012. This balance comprised of $3.6 million in interest received from loans in the CLO and $30.3 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLO. The principal restricted cash will be used to buy additional loans.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule. We use the basic method permitted by the Uniform Net Capital Rule to compute net capital, which generally requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of $26.4 million and $29.7 million, which were $25.4 million and $28.7 million in excess of the required net capital of $1.0 million at June 30, 2012 and December 31, 2011, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.51 to 1 and 0.26 to 1 at June 30, 2012 and December 31, 2011.

A condensed table of cash flows for the six months ended June 30, 2012 and 2011 is presented below.

(Dollars in thousands)	Six Months Ended June 30,		Change from 2011 to 2012
	2012	2011	$	%
Cash flows used in operating activities	$(2,874)	$(4,559)	$1,685	37.0%
Cash flows used in investing activities	(24,730)	(5,683)	(19,047)	-335.2%
Cash flows provided by financing activities	20,246	573	19,673	N/A
Total cash flows	$(7,358)	$(9,669)	$2,311	23.9%

Cash Flows for the Six months ended June 30, 2012

Cash decreased by $7.4 million during the six months ended June 30, 2012, as a result of cash used in investing activities and operating activities, partially offset by financing activities.

Our operating activities used $2.9 million of cash from the net income of $8.5 million, adjusted for the cash used in non-cash revenue and expense items of $0.4 million and used in operating assets and liabilities of $11.0 million. The cash used in operating assets and liabilities included a $15.4 million decrease in accrued compensation, a $6.0 million increase in receivables, partially offset by an $8.7 million decrease in marketable securities and a $1.2 million increase in marketable securities sold, but not yet purchased.

Our investing activities used $24.7 million of cash primarily due to funding of loans collateralizing ABS of $86.4 million, purchases of other investments of $16.7 million, and funding of small business loans of $14.9 million, partially offset by cash provided by sales and payoff of loans collateralizing ABS of $67.3 million, and repayments on loans collateralizing ABS of $17.1 million.

Our financing activities provided $20.2 million of cash primarily due to the contributions of non-controlling interest holders of $20.9 million and a $12.5 million draw on a line of credit, partially offset by the repurchase of our common stock for treasury of $4.5 million, and the repayment of notes payable of $4.4 million.

Cash Flows for the Six months ended June 30, 2011

Cash decreased by $9.7 million during the six months ended June 30, 2011, primarily as a result of cash used in operating activities.

Our operating activities used $4.6 million of cash from the net income of $7.7 million, adjusted for the cash used in the change in operating assets and liabilities of $4.1 million and non-cash revenue and expense items of $8.1 million. The non-cash revenue and expense items included gain on sale and payoff of loans of $13.6 million and net amortization expense of liquidity discount of $8.5 million.

 Our investing activities used $5.7 million of cash primarily due to funding of loans collateralizing ABS of $160.0 million, purchases of other investments of $10.1 million, increases in restricted cash used for lending activities of $5.4 million partly offset by cash provided by sale and payoff of loans collateralizing ABS of $148.7 million, and repayments on loans collateralizing ABS of $16.7 million.

Our financing activities used $0.6 million of cash primarily due to capital contributions from non-controlling interest holders of $8.7 million, offset by repurchase of our common stock for treasury of $3.3 million, repayment of a note payable of $2.6 million, and cash dividends of $1.0 million to our stockholders.

 Contractual Obligations

As of June 30, 2012, our aggregate minimum future commitment of these leases was $21.0 million. See Note 14 of the Notes to the consolidated financial statements for more information. With exception of our lease commitments, our contractual obligations have not materially changed from those reported in our 2011 10-K.

Off-Balance Sheet Arrangements

In connection with Cratos CLO, the Company had unfunded commitments to lend of $12.3 million and standby letters of credit of $0.6 million as of June 30, 2012. These commitments do not extend to JMP Group Inc. See Note 19 of the Notes to the consolidated financial statements for more information on the financial instruments with off-balance sheet risk in connection with Cratos CLO.

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

We had no other material off-balance sheet arrangements as of June 30, 2012. However, as described below under “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Our significant accounting policies are described further in the "Critical Accounting Policies and Estimates" section and Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements in our 2011 10-K.

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

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $15.6 million as of June 30, 2012. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $12.1 million as of June 30, 2012.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth the information with respect to purchases made by or on behalf of JMP Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended June 30, 2012.

Period			Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1, 2012	to	April 30, 2012	0	$0.00	0	511,895
May 1, 2012	to	May 31, 2012	41,500	$6.14	41,500	470,395
June 1, 2012	to	June 30, 2012	5,000	$5.79	5,000	465,395
Total			46,500		46,500

(1)
In each of August and November 2007, the Company’s board of directors authorized a 1.5 million share repurchase program, both of which were fully executed as of January 18, 2008. On March 10, 2008, the Company's board of directors authorized the repurchase of an additional 2.0 million shares during the subsequent eighteen months, the repurchase of an additional 0.5 million shares during the subsequent twelve months on March 3, 2009, the repurchase of an additional 1.0 million shares during the subsequent eighteen months on May 4, 2010, the repurchase of an additional 0.5 million shares during the subsequent twelve months on May 3, 2011, and the repurchase of an additional 1.0 million shares during the subsequent eighteen months on November 1, 2011.

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 4.     Mine Safety Disclosures

 Not Applicable.

ITEM 5.     Other Information

None.

ITEM 6.     Exhibits

See Exhibit Index.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2012

JMP Group Inc.

By:	/s/ JOSEPH A. JOLSON
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ RAYMOND S. JACKSON
Name:	Raymond S. Jackson
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.21	Amended Form of Restricted Stock Unit Award Agreement

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).