Form 10-Q
period 2012-09-30
JMP Group Inc.
filed 2012-11-01
CIK 1383803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012 OR

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of October 31, 2012 was 22,649,943.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

JMP Group Inc.
Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except per share data)

	September 30, 2012	December 31, 2011

Assets
Cash and cash equivalents	$59,690	$70,363
Restricted cash and deposits (includes cash on deposit with clearing broker of $150 and $255 at September 30, 2012 and December 31, 2011, respectively)	63,461	48,440
Receivable from clearing broker	1,113	1,138
Investment banking fees receivable, net of allowance for doubtful accounts of zero at September 30, 2012 and December 31, 2011	9,254	2,539
Marketable securities owned, at fair value	14,482	24,309
Incentive fee receivable	477	2,097
Other investments (of which $75,785 and $51,517 are recorded at fair value at September 30, 2012 and December 31, 2011, respectively)	76,288	51,706
Loans held for sale	3,219	2,957
Small business loans, net of allowance for loan losses	24,645	7,477
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	402,241	410,770
Interest receivable	1,575	1,358
Fixed assets, net	2,810	2,285
Deferred tax assets	16,650	26,221
Other assets	8,577	8,961
Total assets	$684,482	$660,621

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$11,383	$10,921
Accrued compensation	32,517	38,143
Asset-backed securities issued	406,461	381,556
Interest payable	647	651
Note payable	22,657	19,222
Deferred tax liability	12,736	23,214
Other liabilities	24,271	30,430
Total liabilities	510,672	504,137

Redeemable Non-controlling Interest	161	50
Commitments and Contingencies
JMP Group Inc. Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,780,052 and 22,409,644 shares issued at September 30, 2012 and December 31, 2011, respectively; 22,705,994 and 21,947,353 shares outstanding at September 30, 2012 and December 31, 2011, respectively	23	22
Additional paid-in capital	126,632	132,944
Treasury stock, at cost, 74,058 and 462,291 shares at September 30, 2012 and December 31, 2011, respectively	(420)	(3,011)
Accumulated other comprehensive loss	(68)	(102)
Accumulated deficit	(5,376)	(148)
Total JMP Group Inc. stockholders' equity	120,791	129,705
Nonredeemable Non-controlling Interest	52,858	26,729
Total equity	173,649	156,434
Total liabilities and equity	$684,482	$660,621

See accompanying notes to consolidated financial statements.

JMP Group Inc.
Consolidated Statements of Financial Condition - (Continued)
(Unaudited)
(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities ("VIE") included in total assets and total liabilities above:

	September 30, 2012	December 31, 2011

Restricted cash	$50,800	$36,137
Loans held for sale	3,219	2,957
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	402,241	410,770
Interest receivable	1,164	1,191
Deferred tax assets	4,367	8,567
Other assets	55	40
Total assets of consolidated VIE	$461,846	$459,662

Asset-backed securities issued	406,461	381,556
Interest payable	589	601
Deferred tax liability	11,761	21,791
Other liabilities	3,253	2,042
Total liabilities of consolidated VIE	$422,064	$405,990

The asset-backed securities issued (“ABS”) by the VIE are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, only the assets of the VIE can be used to settle the obligations of the VIE.

See accompanying notes to consolidated financial statements.

JMP Group Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues
Investment banking	$12,218	$10,048	$38,010	$40,332
Brokerage	5,371	6,898	16,275	19,370
Asset management fees	3,755	5,694	10,721	14,893
Principal transactions	(1,955)	(6,290)	12,309	(106)
Gain on sale and payoff of loans	204	1,373	2,643	14,981
Net dividend (expense) income	(2)	322	(25)	870
Other income	365	1,026	3,507	2,536
Non-interest revenues	19,956	19,071	83,440	92,876

Interest income	8,333	7,451	24,051	25,799
Interest expense	(10,087)	(9,024)	(29,573)	(26,460)
Net interest expense	(1,754)	(1,573)	(5,522)	(661)

Provision for loan losses	(71)	(123)	(1,812)	(477)

Total net revenues after provision for loan losses	18,131	17,375	76,106	91,738

Non-interest expenses
Compensation and benefits	17,358	15,970	55,833	66,218
Administration	1,645	2,246	4,604	5,060
Brokerage, clearing and exchange fees	902	1,275	2,656	3,552
Travel and business development	746	1,107	2,435	2,568
Communications and technology	909	1,013	2,642	2,929
Occupancy	814	774	2,352	2,216
Professional fees	967	806	2,324	2,311
Depreciation	227	192	642	529
Impairment loss on purchased management contract	-	-	-	700
Other	67	105	282	343
Total non-interest expenses	23,635	23,488	73,770	86,426
Income (loss) before income tax expense	(5,504)	(6,113)	2,336	5,312
Income tax (benefit) expense	(894)	(1,410)	(1,547)	2,354
Net (loss) income	(4,610)	(4,703)	3,883	2,958
Less: Net (loss) income attributable to nonredeemable non-controlling interest	(2,934)	(3,080)	6,832	(475)
Net (loss) income attributable to JMP Group Inc.	$(1,676)	$(1,623)	$(2,949)	$3,433

Net (loss) income attributable to JMP Group Inc. per common share:
Basic	$(0.07)	$(0.07)	$(0.13)	$0.15
Diluted	$(0.07)	$(0.07)	$(0.13)	$0.15

Dividends declared per common share	$0.035	$0.03	$0.10	$0.075

Weighted average common shares outstanding:
Basic	22,737	22,354	22,564	22,152
Diluted	22,830	22,493	22,977	22,634

See accompanying notes to consolidated financial statements.

JMP Group Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net (loss) income	$(4,610)	$(4,703)	$3,883	$2,958
Other comprehensive income (loss)
Unrealized gain (loss) on cash flow hedge, net of tax	14	(12)	34	(51)
Comprehensive (loss) income	(4,596)	(4,715)	3,917	2,907
Less: Comprehensive (loss) income attributable to non-controlling interest	(2,934)	(3,080)	6,832	(475)
Comprehensive (loss) income attributable to JMP Group Inc.	$(1,662)	$(1,635)	$(2,915)	$3,382

JMP Group Inc.
Consolidated Statement of Changes in Equity
(Unaudited)
(In thousands)

	JMP Group Inc. Stockholders' Equity
	Common Stock		Treasury	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Nonredeemable Non-controlling	Total
	Shares	Amount	Stock	Capital	Deficit	Loss	Interest	Equity
Balance, December 31, 2011	22,410	$22	$(3,011)	$132,944	$(148)	$(102)	$26,729	$156,434
Net income (loss)	-	-	-	-	(2,949)	-	6,832	3,883
Additonal paid-in capital - stock-based compensation	-	-	-	(9,319)	-	-	-	(9,319)
Cash dividends paid to shareholders	-	-	-	-	(2,279)	-	-	(2,279)
Purchases of shares of common stock for treasury	-	-	(4,839)	-	-	-	-	(4,839)
Reissuance of shares of common stock from treasury	-	-	7,430	267	-	-	-	7,697
Common stock issued	402	1	-	2,740	-	-	-	2,741
Retirement of shares	(32)	-	-	-	-	-	-	-
Distributions to non-controlling interest holders	-	-	-	-	-	-	(5,272)	(5,272)
Unrealized gain on cash flow hedge, net of tax	-	-	-	-	-	34	-	34
Capital contributions from non-controlling interest holders (1)	-	-	-	-	-	-	24,569	24,569
Balance, September 30, 2012	22,780	$23	$(420)	$126,632	$(5,376)	$(68)	$52,858	$173,649

(1) Excludes $161 thousand attributable to redeemable non-controlling interest.

See accompanying notes to consolidated financial statements.

JMP Group Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$3,883	$2,958
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	1,812	477
Accretion of deferred loan fees	(928)	(1,225)
Amortization of liquidity discount, net	21,631	14,880
Gain on sale and payoff of loans	(2,643)	(14,981)
Change in other investments:
Fair value	(7,091)	553
Incentive fees reinvested in general partnership interests	(2,216)	(2,477)
Realized gain on other investments	(2,280)	(187)
Impairment loss on purchased management contract	-	700
Depreciation and amortization of fixed assets	642	529
Stock-based compensation expense	582	1,138
Deferred income taxes	(907)	(614)
Net change in operating assets and liabilities:
(Increase) decrease in interest receivable	(217)	121
(Increase) decrease in receivables	(8,685)	1,186
Decrease (increase) in marketable securities	9,827	(1,033)
(Increase) decrease in restricted cash (excluding restricted cash reserved for lending activities), deposits and other assets	(22)	11,022
Increase in marketable securities sold, but not yet purchased	462	289
(Decrease) increase in interest payable	(4)	7
Decrease in accrued compensation and other liabilities	(11,195)	(5,115)
Net cash provided by operating activities	2,651	8,228

Cash flows from investing activities:
Purchases of fixed assets	(1,167)	(1,268)
Purchases of other investments	(19,873)	(10,158)
Sales of other investments	10,478	4,643
Funding of loans collateralizing asset-backed securities issued	(122,542)	(220,991)
Funding of small business loans	(18,459)	(1,985)
Sale and payoff of loans collateralizing asset-backed securities issued	111,681	193,350
Principal receipts on loans collateralizing asset-backed securities issued	25,453	21,712
Principal receipts on loans held for investment	-	813
Net change in restricted cash reserved for lending activities	(14,615)	5,952
Net cash used in investing activities	(29,044)	(7,932)

See accompanying notes to consolidated financial statements.

JMP Group Inc.
Consolidated Statements of Cash Flows - (Continued)
(Unaudited)
(In thousands)

Cash flows from financing activities:
Proceeds from borrowing on line of credit, net of repayment	9,987	-
Repayment of note payable	(6,552)	(4,803)
Cash dividends paid to stockholders	(2,279)	(1,673)
Purchases of shares of common stock for treasury	(4,839)	(5,037)
Capital contributions of redeemable non-controlling interest holders	110	11
Capital contributions of nonredeemable non-controlling interest holders	24,565	9,254
Distributions to non-controlling interest shareholders	(5,272)	(1,107)
Excess tax benefit related to stock-based compensation	-	(335)
Net cash provided by (used in) financing activities	15,720	(3,690)
Net decrease in cash and cash equivalents	(10,673)	(3,394)
Cash and cash equivalents, beginning of period	70,363	71,114
Cash and cash equivalents, end of period	$59,690	$67,720

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,669	$4,009
Cash paid during the period for taxes	$839	$6,005

Non-cash investing and financing activities:
Issuance of shares of common stock from treasury related to vesting of restricted stock units and exercises of stock options	$7,430	$5,530

See accompanying notes to consolidated financial statements.

JMP GROUP INC.
Notes to Consolidated Financial Statements
September 30, 2012
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

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities, HCS, JMP Capital, JMP Credit, JMPCA, and the partly-owned subsidiaries Harvest Growth Capital LLC (“HGC”) (effective April 1, 2010), Cratos CLO and HCC (effective August 18, 2011). All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interest on the Consolidated Statements of Financial Condition at September 30, 2012 and December 31, 2011 relate to the interest of third parties in the partly-owned subsidiaries.

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

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at September 30, 2012 and December 31, 2011:

	At September 30, 2012
(In thousands)		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities owned	$14,482	14,482	-	-	14,482
Other investments	75,785	1,424	29,229	45,132	75,785
Loans held for sale (1)	3,219	-	3,236	-	3,236
Small business loans, net of allowance for loan losses (2), (3)	24,645	-	5,915	19,812	25,727
Loans collateralizing asset-backed securities issued, net of allowance for loan losses (2), (4)	402,241	-	406,416	10,948	417,364
Long term receivable (5)	1,372	-	-	1,597	1,597
Total assets:	$521,744	$15,906	$444,796	$77,489	$538,191

Liabilities:
Marketable securities sold, but not yet purchased	$11,383	$11,383	$-	$-	$11,383
Asset-backed securities issued (2)	406,461	-	397,805	-	397,805
Note payable (2)	22,657	-	22,657	-	22,657
Total liabilities:	$440,501	$11,383	$420,462	$-	$431,845

(1) The Company carries the financial instrument at the lower of cost or market.
(2) The Company carries the financial instrument at cost.
(3) See Note 5 for valuation process and sensitivity of the fair value measurement to changes in unobservable inputs.
(4) See Note 6 for valuation process and sensitivity of the fair value measurement to changes in unobservable inputs.
(5) Long-term receivable represents the receivable purchased from Sanctuary Wealth Services LLC ("Sanctuary") on April 3, 2013 (see Investments at Cost in Note 4) and is included in Other Assets on the consolidated statement of financial condition.

	At December 31, 2011
(In thousands)		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities owned	$24,309	$24,309	$-	$-	$24,309
Other investments	51,517	3,434	24,072	24,011	51,517
Loans held for sale (1)	2,957	-	2,979	-	2,979
Small business loans, net of allowance for loan losses (2), (3)	7,477	-	3,790	4,000	7,790
Loans collateralizing asset-backed securities issued, net of allowance for loan losses (2), (4)	410,770	-	405,386	14,769	420,155
Total assets:	$497,030	$27,743	$436,227	$42,780	$506,750

Liabilities:
Marketable securities sold, but not yet purchased	$10,921	$10,921	$-	$-	$10,921
Asset-backed securities issued (2)	381,556	-	375,902	-	375,902
Note payable (2)	19,222	-	19,222	-	19,222
Total liabilities:	$411,699	$10,921	$395,124	$-	$406,045

(1) The Company carries the financial instrument at the lower of cost or market.
(2) The Company carries the financial instrument at cost.
(3) See Note 5 for valuation process and sensitivity of the fair value measurement to changes in unobservable inputs.
(4) See Note 6 for valuation process and sensitivity of the fair value measurement to changes in unobservable inputs.

Other Investments

 The following tables provide information related to the Company’s other investments held at fair value at September 30, 2012 and December 31, 2011:

(In thousands)	September 30, 2012
	Level 1	Level 2	Level 3	Total
Other investments:
General partner investment in hedge funds	$-	$28,479	$-	$28,479
General partner investment in funds of funds	-	-	105	105
Total general partner investment in funds	-	28,479	105	28,584
Limited partner investment in private equity fund	-	-	2,444	2,444
Warrants and other	-	-	669	669
Equity securities in HGC and JMP Capital	1,424	750	41,914	44,088
Total other investments	$1,424	$29,229	$45,132	$75,785

(In thousands)	December 31, 2011
	Level 1	Level 2	Level 3	Total
Other investments:
General partner investment in hedge funds	$-	$24,072	$-	$24,072
General partner investment in funds of funds	-	-	102	102
Total general partner investment in funds	-	24,072	102	24,174
Limited partner investment in private equity fund	-	-	2,585	2,585
Warrants and other	-	-	617	617
Equity securities in HGC and JMP Capital	3,426	-	20,707	24,133
Interest rate cap	8	-	-	8
Total other investments	$3,434	$24,072	$24,011	$51,517

 The tables below provide a reconciliation of the beginning and ending balances for the assets held at fair value using significant unobservable inputs (Level 3) for the three months ended September 30, 2012 and 2011.

(In thousands)	Balance as of June 30, 2012	Purchases	Sales	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers out of Level 3	Balance as of September 30, 2012	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$104	-	-	1	-	$105	$1
Limited partner investment in private equity fund	2,741	25	-	(322)	-	2,444	(322)
Warrants	782	-	-	(113)	-	669	(113)
Equity securities in HGC and JMP Capital	43,400	2,771	-	(3,957)	(300)	41,914	(3,957)
Total Level 3 assets	$47,027	$2,796	$-	$(4,391)	$(300)	$45,132	$(4,391)

(1) No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

(In thousands)	Balance as of June 30, 2011	Purchases	Sales	Total losses - realized and unrealized included in earnings (1)	Transfers in/(out) of Level 3	Balance as of September 30, 2011	Unrealized losses included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$105	$-	$-	$(3)	$-	$102	$(3)
Limited partner investment in private equity fund	3,184	32	-	(292)	-	2,924	(292)
Warrants	1,061	-	-	(623)	-	438	(623)
Equity securities in HGC and JMP Capital	17,200	-	-	(2,616)	-	14,584	(2,616)
Total Level 3 assets	$21,550	$32	$-	$(3,534)	$-	$18,048	$(3,534)

(1) No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

The tables below provide a reconciliation of the beginning and ending balances for the assets held at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 and 2011.

(In thousands)	Balance as of December 31, 2011	Purchases	Sales	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers out of Level 3	Balance as of September 30, 2012	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$102	$-	$-	$3	$-	$105	$3
Limited partner investment in private equity fund	2,585	25	(49)	(117)	-	2,444	(117)
Warrants and other	617	2	-	50	-	669	50
Equity securities in HGC and JMP Capital	20,707	17,273	-	5,147	(1,213)	41,914	5,147
Total Level 3 assets	$24,011	$17,300	$(49)	$5,083	$(1,213)	$45,132	$5,083

(1) No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

(In thousands)	Balance as of December 31, 2010	Purchases	Sales	Total losses - realized and unrealized included in earnings (1)	Transfers out of Level 3	Balance as of September 30, 2011	Unrealized losses included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$102	$-	$-	$-	$-	$102	$-
Limited partner investment in private equity fund	3,063	32	-	(171)	-	2,924	(171)
Warrants and other	532	15	-	(109)	-	438	(109)
Equity securities in HGC and JMP Capital	11,245	8,342	-	(880)	(4,123)	14,584	(880)
Total Level 3 assets	$14,942	$8,389	$-	$(1,160)	$(4,123)	$18,048	$(1,160)

(1) No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

Purchases and sales of Level 3 assets shown above were recorded at fair value at the date of the transaction.

Total gains and losses included in earnings represent the total gains and/or losses (realized and unrealized) recorded for the Level 3 assets and are reported in Principal Transactions in the accompanying Consolidated Statements of Operations.

Transfers between levels of the fair value hierarchy result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets and are recognized at the beginning of the reporting period in which the event or change in circumstances that caused the transfer occurs.

There were no transfers in/out of Level 1 during the three and nine months ended September 30, 2012. Transfers into Level 2 from Level 3 were $0.3 million and $1.2 million during the three and nine months ended September 30, 2012. These transfers were a result of the observability of fair value associated with the equity securities in HGC and JMP Capital. Transfers into Level 1 from Level 2 were $1.1 million for both the three and nine months ended September 30, 2011, reflecting the fair value measurement of this investment now being based on quoted market price without further adjustment. A $4.1 million transfer into Level 2 from Level 3 for the three months ended September 30, 2011 was a result of the observability of fair value associated with the equity securities in HGC and JMP Capital. There were no other transfers in/out of Level 2 or Level 3 during either the three and nine months ended September 30, 2012 and 2011.

The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to Level 3 assets still held at the end of the period are reported in Principal Transactions in the accompanying Consolidated Statements of Operations.

Included in other investments are investments in partnerships in which one of the Company’s subsidiaries is the investment manager and general partner. The Company accounts for these investments using the equity method as described in Note 2 - Summary of Significant Accounting Policies in the Company's 2011 annual report. The Company’s proportionate share of those investments is included in the tables above. In addition, other investments include warrants and investments in funds managed by third parties. The investments in private investment funds managed by third parties are generally not redeemable at the option of the Company. As of September 30, 2012, the Company had unfunded investment commitments of $0.1 million related to private investment funds managed by third parties.

The Company used the following valuation techniques with unobservable inputs when estimating the fair value of the Level 3 assets:

Dollars in thousands	Fair Value at September 30, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)

General Partner in Funds of Funds (1)	$105	Net Asset Value	N/A		N/A
Limited Partner in Private Equity Fund (1)	$2,444	Net Asset Value	N/A		N/A
Warrants and Other	$669	Black-Scholes Option Model	Annualized volatility of credit (2)	17.0%	-	47.3%	(18.4%)
Equity securities in HGC and JMP Capital	$41,914	Market comparable companies	Revenue multiples (3)	2.2x	-	8.8x	(4.6x)
			EBITDA multiples (3)	8.6x	-	18.5x	(13.2x)
			Free cash flow multiples (3)	26.7x	-	28.1x	(27.2x)
			Discount for lack of marketability (4)	30%	-	40%	(32%)
		Market transactions	Revenue multiples (3)	3.1x	-	6.9x	(5.0x)
			EBITDA multiples (3)	11.5x	-	25.9x	(19.6x)
			Control premium (4)	25%

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

Investments at Cost

On February 11, 2010, the Company made a $1.5 million investment in Class D Preferred Units of Sanctuary. Sanctuary provides a turnkey platform that allows independent wealth advisors to establish an independent advisory business without the high startup costs and regulatory hurdles. The Class D Preferred Units entitle the Company to receive a preferred dividend with units that are convertible into equity of Sanctuary at the option of the Company prior to the maturity date, February 11, 2013. During the fourth quarter of 2010, the Company determined that its investment in Sanctuary was fully impaired and recorded an impairment loss of $1.5 million, which was included in Principal Transactions on the Consolidated Statements of Operations. On April 3, 2012, the Company purchased a $2.3 million receivable from Sanctuary for $1.4 million. The $1.4 million was composed of cash consideration of $0.5 million and $0.9 million applied to the redemption of 60 Class D Preferred Units owned by the Company. The Company recognized the $0.9 million as a gain in Principal Transactions, and the $2.3 million receivable in Other Assets. The carrying value of the Company’s investment in Sanctuary remained at zero at September 30, 2012.  The carrying value of the long-term receivable was $1.4 million as of September 30, 2012. The Company determined the fair value of the long-term receivable to be $1.6 million as of September 30, 2012, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate. Significant increases in the market credit adjusted interest rate in isolation would result in decreases to the fair value measurement.

Derivative Financial Instruments

On May 29, 2010, the Company entered into an interest rate cap with City National Bank (the “Lender”) to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the Lender in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the line of credit and term loan to such rate. On July 1, 2010, the Company designated the interest rate cap as a cash flow hedge of the interest rate risk of a total of $27.1 million of outstanding borrowings with the Lender as of that date. The notional principal amount of the cap was $12.7 million at September 30, 2012. See Note 7 for information pertaining to the Company's borrowing from the Lender.

The interest rate cap is recorded at fair value in other investments on the Consolidated Statements of Financial Condition, with unrealized gains and losses recorded as other comprehensive income. For the three and nine months ended September 30, 2012, the Company recorded $281 and $7,795 of other comprehensive loss representing unrealized loss on the interest rate cap, respectively. In addition, for the three and nine months ended September 30, 2012, $13,674 and $41,022, respectively, were reclassified from accumulated other comprehensive income into interest expense as amortization of the interest cap.

5. Small Business Loans

Small business loans consist of loans held at HCC. HCC was formed in the third quarter of 2011 to generate both current income and capital appreciation by primarily making direct investments in the form of subordinated debt, and, to a lesser extent, senior debt and minority equity investments in small to mid-size companies. As of September 30, 2012, the $24.6 million net loans outstanding were commercial loans. The following table summarizes the components of this small business loan receivable balance:

(In thousands)	September 30, 2012	December 31, 2011
Small business loans	$26,459	$8,000
Allowance for loan losses	(894)	(216)
Deferred loan fees	(920)	(307)
Small business loans, net	$24,645	$7,477

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

(In thousands)	Cash Flow (CF)
	September 30, 2012	December 31, 2011
Moody's rating:
B1 - B3	6,000	4,000
NR	20,459	4,000
Total:	$26,459	$8,000

Internal rating:
Rating 2	26,459	8,000
Total:	$26,459	$8,000

Performance:
Performing	$26,459	$8,000
Total:	$26,459	$8,000

A summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2012 and 2011 were as follows:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Balance at beginning of period	$(757)	$-	$(216)	$-
Provision for loan losses	(137)	(32)	(677)	(32)
Balance at end of period	$(894)	$(32)	$(893)	$(32)

The Company determined the fair value of small business loans to be $25.7 million and $7.7 million as of September 30, 2012 and December 31, 2011, respectively. The fair value of the loans are calculated using the average market bid and ask quotation obtained from a loan pricing service. Such loans are identified as Level 2 assets. When average market bid and ask quotations are not available, the loans are identified as Level 3 assets. The fair value of these Level 3 loans are calculated internally based on their performance. This analysis incorporates comparable loans traded in the marketplace, the obligor's industry, future business prospects, capital structure, and expected credit losses. Significant declines in the performance of the loan would result in decreases to the fair value measurement.

6. Loans Collateralizing Asset-backed Securities Issued and Loans Held for Sale

Loans collateralizing asset-backed securities issued and loans held for sale are commercial loans securitized and owned by Cratos CLO. The loans consist of those loans within the CLO securitization structure at the acquisition date of Cratos and loans purchased by the CLO subsequent to the Cratos acquisition date. The following table presents the components of loans collateralizing asset-backed securities issued and loans held for sale at September 30, 2012 and December 31, 2011:

(In thousands)	Loans Collateralizing Asset-backed Securities		Loans Held for Sale
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Loans	$419,372	$436,954	$4,686	$4,686
Allowance for loan losses	(3,581)	(4,199)	-	-
Liquidity discount	(5,205)	(14,459)	(1,279)	(1,279)
Credit discount	(938)	(1,335)	-	-
Deferred loan fees, net	(7,407)	(6,191)	(156)	(168)
Valuation allowance	N/A	N/A	(32)	(282)
Total loans, net	$402,241	$410,770	$3,219	$2,957

Loans recorded upon the acquisition of Cratos at fair value reflect a liquidity discount and a credit discount. In addition, most loans purchased subsequent to the acquisition were purchased at a discount to their principal value, reflecting deferred loan fees. The tables below summarize the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount, deferred loan fees and carrying values, net for the impaired loans and non-impaired loans as of and for the three months ended September 30, 2012:
	Three Months Ended September 30, 2012
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$3,298	$(1,524)	$(836)	$(938)	$-	$-
Repayments	(54)	-	-	-	-	(54)
Accretion of discount	-	-	54	-	-	54
Balance at end of period	$3,244	$(1,524)	$(782)	$(938)	$-	$-

Non-impaired Loans
Balance at beginning of period	$431,790	$(2,122)	$(5,468)	$-	$(6,851)	$417,349
Purchases / funding	37,492	-	-	-	(1,321)	36,171
Repayments	(8,312)	-	-	-	-	(8,312)
Accretion of discount	-	-	1,045	-	525	1,570
Provision for loan losses	-	65	-	-	-	65
Sales and payoff	(44,842)	-	-	-	240	(44,602)
Balance at end of period	$416,128	$(2,057)	$(4,423)	$-	$(7,407)	$402,241

The tables below summarize the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount, deferred loan fees and carrying values, net for the impaired loans and non-impaired loans as of and for the three months ended September 30, 2011:
	Three Months Ended September 30, 2011
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$14,058	$(582)	$(5,951)	$(4,763)	$(54)	$2,708
Repayments	(79)	-	13	-	-	(66)
Balance at end of period	$13,979	$(582)	$(5,938)	$(4,763)	$(54)	$2,642

Non-impaired Loans
Balance at beginning of period	$435,107	$(1,764)	$(14,929)	$-	$(5,504)	$412,910
Purchases / funding	61,837	-	-	-	(891)	60,946
Repayments	(4,940)	-	-	-	-	(4,940)
Accretion of discount	-	-	1,292	-	464	1,756
Provision for loan losses	-	(91)	-	-	-	(91)
Sales and payoff	(44,554)	-	1,183	-	395	(42,976)
Transfers to/from non-impaired loans, net	(4,686)	-	1,292	-	175	(3,219)
Balance at end of period	$442,764	$(1,855)	$(11,162)	$-	$(5,361)	$424,386

The tables below summarize the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount, deferred loan fees and carrying values, net for the impaired loans and non-impaired loans as of and for the nine months ended September 30, 2012:

	Nine Months Ended September 30, 2012
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$10,538	$(2,277)	$(5,924)	$(1,335)	$(54)	$948
Purchases / funding	5	-	-	-	-	5
Repayments	(132)	-	-	-	-	(132)
Accretion of discount	-	-	125	-	13	138
Write-off/ restructuring	(7,167)	1,753	5,017	397	41	41
Provision for loan losses	-	(1,000)	-	-	-	(1,000)
Balance at end of period	$3,244	$(1,524)	$(782)	$(938)	$-	$-

Non-impaired Loans
Balance at beginning of period	$426,416	$(1,922)	$(8,535)	$-	$(6,137)	$409,822
Purchases / funding	126,579	-	-	-	(4,042)	122,537
Repayments	(25,321)	-	-	-	-	(25,321)
Accretion of discount	-	-	3,149	-	1,488	4,637
Provision for loan losses	-	(135)	-	-	-	(135)
Sales and payoff	(111,546)	-	963	-	1,284	(109,299)
Balance at end of period	$416,128	$(2,057)	$(4,423)	$-	$(7,407)	$402,241

The tables below summarize the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount, deferred loan fees and carrying values, net for the impaired loans and non-impaired loans as of and for the nine months ended September 30, 2011:

	Nine Months Ended September 30, 2011
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value,Net
Impaired Loans
Balance at beginning of period	$13,867	$(582)	$(2,557)	$(8,558)	$-	$2,170
Purchases / funding	19	-	-	-	-	19
Repayments	(273)	-	13	-	-	(260)
Accretion of discount	-	-	99	-	-	99
Sales and payoff	(6,583)	-	659	3,795	-	(2,129)
Transfers to/from non-impaired loans, net	6,949	-	(4,152)	-	(54)	2,743
Balance at end of period	$13,979	$(582)	$(5,938)	$(4,763)	$(54)	$2,642

Non-impaired Loans
Balance at beginning of period	$439,491	$(1,410)	$(33,037)	$-	$(6,451)	$398,593
Purchases / funding	223,416	-	-	-	(2,444)	220,972
Repayments	(21,452)	-	-	-	-	(21,452)
Accretion of discount	-	-	7,418	-	1,226	8,644
Provision for loan losses	-	(445)	-	-	-	(445)
Sales and payoff	(187,056)	-	9,013	-	2,079	(175,964)
Transfers to/from impaired loans, net	(6,949)	-	4,152	-	54	(2,743)
Transfers to loans held for sale	(4,686)		1,292		175	(3,219)
Balance at end of period	$442,764	$(1,855)	$(11,162)	$-	$(5,361)	$424,386

Allowance for Loan Losses

The Company recorded a reversal of general reserves of $0.1 million and a provision of $0.1 million during the quarters ended September 30, 2012 and 2011 on non-impaired loans. The Company recorded general reserves of $0.1 million and $0.4 million during the nine months ended September 30, 2012 and 2011, respectively, on non-impaired loans. The Company recorded $1.0 million as a specific reserve against a non-performing loan that was purchased with the Cratos acquisition during the nine months ended September 30, 2012.

A summary of the activity in the allowance for loan losses for loans collateralizing asset-backed securities for the three and nine months ended September 30, 2012 and 2011 is as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$(3,646)	$(2,346)	$(4,199)	$(1,992)
Provision for loan losses:
General reserve	65	(91)	(135)	(445)
Specific reserve	-	-	(1,000)	-
Reversal due to sale, payoff or restructure of loans	-	-	1,753	-
Balance at end of period	$(3,581)	$(2,437)	$(3,581)	$(2,437)

Impaired Loans

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of September 30, 2012 and December 31, 2011, $1.5 million and $3.2 million of recorded investment amount of loans collateralizing asset-backed securities issued were individually evaluated for impairment, respectively. The remaining $404.3 million and $411.7 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment, as of September 30, 2012 and December 31, 2011 respectively. The entire $3.2 million and $3.0 million of recorded investment amount of loans held for sale were individually evaluated for impairment, as of September 30, 2012 and December 31, 2011, respectively.

All impaired loans are classified as cash flow loans. The tables below present certain information pertaining to the impaired loans at September 30, 2012 and December 31, 2011:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2012
Impaired loans with an allowance recorded	$1,525	$3,244	$1,525
Impaired loans with no related allowance recorded	-	-	-
	$1,525	$3,244	$1,525
December 31, 2011
Impaired loans with an allowance recorded	$3,223	$10,537	$2,277
Impaired loans with no related allowance recorded	-	-	-
	$3,223	$10,537	$2,277

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Average recorded investment	$1,525	$3,250	$2,277	$3,508
Interest income recognized	$40	$38	$126	$164

Non-Accrual, Past Due Loans and Restructured Loans

As of September 30, 2012 and December 31, 2011, the Company classified its loans as either Cash Flow loans or Enterprise Value loans. The classification is based upon whether the funding decision was driven by the revenues of the borrower ("Cash Flow"), or driven by the market value of the borrower or the value of the borrower’s intellectual property ("Enterprise Value"). At September 30, 2012, two Cash Flow loans with an aggregate principal amount of $3.2 million and recorded investment amount of $1.5 million were on non-accrual status. At December 31, 2011, two Cash Flow loans with the aggregate principal amount of $10.5 million and recorded investment amount of $3.2 million were on non-accrual status. The Company recognized $40.1 thousand and $126.4 thousand in interest income, other than the accretion of liquidity discounts, for the impaired loans with a weighted average loan balance of $1.5 million and $2.3 million that were on non-accrual status during the three and nine months ended September 30, 2012. The Company recognized $37.7 thousand and $163.6 thousand in interest income, other than the accretion of liquidity discounts, for the impaired loans with a weighted average loan balance of $3.3 million and $3.5 million that were on non-accrual status during the three and nine months ended September 30, 2011.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. At December 31, 2011, one non-accrual loan in the amount of $2.7 million was over 90 days past due. No other loans were past due at September 30, 2012 or December 31, 2011.

At December 31, 2011, the Company's impaired loans included two Cash Flow loans, with an aggregate recorded investment balance of $0.6 million, whose terms were modified in a troubled debt restructuring ("TDR"). Concessions for these TDRs included a below market interest rate or receipt of equity interest in the debtor as compensation for reducing the loan principal balance. During the nine months ended September 30, 2012, one loan previously modified in a TDR was further restructured. An additional $1.0 million specific reserve was recorded for this loan earlier in the year. At the time of the modification, the loan was fully impaired. Concessions for this TDR included a below market interest rate and a reduction in the loan principal balance. There was no restructuring to new or existing TDR loans in the three months ended September 30, 2012. Neither of the loans have had payment defaults since their respective most recent restructuring. At September 30, 2012, the impaired loans included two Cash Flow loans modified in a TDR, with an aggregate recorded investment balance of $1.5 million. At September 30, 2012 and December 31, 2011, there were no remaining commitments to lend funds to debtors whose terms have been modified in a TDR.

Credit Quality of Loans

The Company, at least on a quarterly basis, reviews and evaluates the credit quality of each loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody's rating, 2) current internal rating and 3) performance. The tables below present, by credit quality indicator, the Company's recorded investment in loans collateralizing asset-backed securities issued at September 30, 2012 and December 31, 2011.

(In thousands)	Cash Flow (CF)		Enterprise Value (EV)		Total Loans Collateralizing Asset-Backed Securities Issued		Held for Sale - Cash Flow (CF)
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011	2012	2011	2012	2011

Moody's rating:
Baa1 - Baa3	$4,909	$4,951	$-	$-	$4,909	$4,951	$-	$-
Ba1 - Ba3	125,169	131,743	-	-	125,169	131,743	-	-
B1 - B3	271,542	271,770	-	1,958	271,542	273,728	-	-
Caa1 - Caa3	4,202	4,546	-	-	4,202	4,546	3,219	2,957
Total:	$405,822	$413,010	$-	$1,958	$405,822	$414,968	$3,219	$2,957

Internal rating:
Performing	$392,400	$397,033	$-	$1,958	$392,400	$398,991	$-	$-
Moderate	11,897	12,754	-	-	11,897	12,754	-	-
Watchlist (1)	1,525	3,223	-	-	1,525	3,223	3,219	2,957
Non-Accrual (1)	-	-	-	-	-	-	-	-
Total:	$405,822	$413,010	$-	$1,958	$405,822	$414,968	$3,219	$2,957

Performance:
Performing	$404,297	$409,787	$-	$1,958	$404,297	$411,745	$3,219	$2,957
Non-performing	1,525	3,223	-	-	1,525	3,223	-	-
Total:	$405,822	$413,010	$-	$1,958	$405,822	$414,968	$3,219	$2,957

(1)       Loans with an internal rating of Watchlist or below are designated as loans on non-accrual status.

The Company determined the fair value of loans collateralizing asset-backed securities to be $417.4 million and $420.1 million as of September 30, 2012 and December 31, 2011, respectively; primarily using the average market bid and ask quotation obtained from a loan pricing service. Such loans are identified as Level 2 assets. When average market bid and ask quotations were not available, the loans are identified as Level 3 assets. The fair value of these Level 3 loans are calculated internally based on their performance. This analysis incorporates comparable loans traded in the marketplace, the obligor's industry, future business prospects, capital structure, and expected credit losses. Significant declines in the performance of the loan would result in decreases to the fair value measurement.

The fair value of the loan held for sale was determined to be $3.2 million and $3.0 million as of September 30, 2012 and December 31, 2011, using similar methodology. Based on the fair value methodology, the Company has identified the loan held for sale as a Level 2 asset.

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

The Sixth Amendment provided a new line of credit of up to $30.0 million to the extent the aggregate outstanding balance of all facilities does not exceed $55.0 million. The new line of credit will remain available through August 24, 2013. On such date, any outstanding amounts convert to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity on August 24, 2017. The Sixth Amendment also permits additional investments. The Company anticipates that the proceeds will be used to fund certain commitments to HCC, to repurchase Company stock and other permitted investments, and for other general working capital purposes. The Company's outstanding balance on this line of credit was $10.0 million and zero as of September 30, 2012 and December 31, 2011.

Under the Fifth Amendment, JMP Securities entered into a $20.0 million revolving line of credit with City National Bank to be used for regulatory capital purposes during its securities underwriting activities. Draws on the revolving line of credit bear interest at the rate of prime and were available through April 8, 2012 on which date, if there were an existing outstanding amount, it would convert to a loan maturing on April 8, 2013. On May 24, 2012, the line of credit conversion date was extended from April 8, 2012 to May 24, 2014. There was no borrowing on this line of credit as of September 30, 2012 or December 31, 2011.

The Third Amendment converted the Company’s outstanding revolving loans of $8.7 million into a single term loan as of December 31, 2008. The term loan is being repaid in equal quarterly payments of $0.4 million, which commenced on March 31, 2009 and continues through December 31, 2013 and bears interest at LIBOR plus 2.25%. The outstanding balance on this term loan was $2.2 million as of September 30, 2012.

The Third Amendment also provided that of the original $30.0 million revolving line of credit, $21.0 million remained available under the revolving portion of the Credit Agreement and the annual interest rate provisions of the Credit Agreement were increased from the prime rate minus 1.25% to the prime rate and from LIBOR plus 1.25% to LIBOR plus 2.25%. The Lender agreed to continue to provide revolving loans of up to $21.0 million through December 31, 2010, on which date the then existing revolving loans converted into term loans. On December 31, 2010, pursuant to the provisions of the Third Amendment, the outstanding revolving loan of $21.0 million was converted into a single term loan that will fully mature on December 31, 2013. This term loan is being repaid in equal quarterly payments of $1.8 million, which commenced on April 1, 2011 and continues through January 1, 2014. The outstanding balance on this term loan was $10.5 million as of September 30, 2012.

The two term loans had an aggregate outstanding principal amount of $12.7 million and $19.2 million at September 30, 2012 and December 31, 2011, respectively. The following table shows the repayment schedules for the principal portion of the term loans at September 30, 2012:

(In thousands)	Contractual Payments Due
Year Ending December 31,
2012	2,184
2013	8,736
2014	1,750
$12,670

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit the bank to terminate our note and require the immediate repayment of any outstanding principal and interest. The Third Amendment modified the financial covenants in the Credit Agreement to remove both the minimum requirement of Net Income (as defined in the Credit Agreement) and the minimum requirement of EBITDA (as defined in the Credit Agreement). The Third Amendment also removed the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) and added a new financial covenant regarding the Company’s liquidity. The Sixth Amendment added back the Fixed Charge Coverage Ratio requirement and introduced certain leverage ratio requirements. At September 30, 2012, the Company was in compliance with the loan covenants. The term loan is collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

On May 29, 2010 the Company entered into an interest rate cap with the Lender to effectively fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the counterparty in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the term loan to such rate. The cap had an initial notional principal amount of $27.1 million, indexed to LIBOR and amortizes in accordance with the amortization of the revolving line of credit and term loan. The notional principal amount of the cap was $12.7 million at September 30, 2012. See Note 4 for additional information on the interest rate cap.

8. Asset-backed Securities Issued

On May 17, 2007, Cratos CLO completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization and obtained $455.0 million of third-party financing. The Notes will be repaid from the cash flows generated by the loan portfolio owned by the CLO. The Notes were issued in six separate classes as set forth in the table below. The Company owns approximately 94.0% of the unsecured subordinated notes and $13.8 million of Class C, D and E notes ($2.0 million of Class C, $4.1 million of Class D and $7.7 million of Class E notes). These unsecured subordinated notes and the Class C, D and E notes owned by the Company are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at September 30, 2012 and December 31, 2011.

(In millions)	As of September 30, 2012
	Notes Originally Issued	Outstanding Principal Balance	Liquidity Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR			Ratings (Moody's /S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$315.8	$(8.7)	$307.1	0.26%	-	0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	(2.2)	27.8			0.50%	Aaa/AA+
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	(5.2)	29.8			1.10%	Aa3/AA-
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	(5.2)	28.8			2.40%	A3/BBB+
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	(5.0)	25.0			5.00%	Ba2/BB-
Total secured notes sold to investors	$455.0	$444.8	$(26.3)	$418.5
Unsecured subordinated notes due 2021	45.0	45.0	(39.9)	5.1
Total notes for the CLO I offering	$500.0	$489.8	$(66.2)	$423.6
Consolidation elimination	N/A	(58.8)	41.7	(17.1)
Total asset-backed securities issued	N/A	$431.0	$(24.5)	$406.5

(1)     These ratings are unaudited and were the current ratings as of September 30, 2012 and are subject to change from time to time.

(In millions)	As of December 31, 2011
	Notes Originally Issued	Outstanding Principal Balance	Liquidity Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR			Ratings (Moody's /S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$315.8	$(17.6)	$298.2	0.26%	-	0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	(4.4)	25.6			0.50%	Aaa/AA+
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	(10.5)	24.5			1.10%	Aa3/AA-
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	(10.5)	23.5			2.40%	A3/BBB+
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	(10.0)	20.0			5.00%	Ba2/BB-
Total secured notes sold to investors	$455.0	$444.8	$(53.0)	$391.8
Unsecured subordinated notes due 2021	45.0	45.0	(39.9)	5.1
Total notes for the CLO I offering	$500.0	$489.8	$(92.9)	$396.9
Consolidation elimination	N/A	(58.8)	43.5	(15.3)
Total asset-backed securities issued	N/A	$431.0	$(49.4)	$381.6

(1)     These ratings are unaudited and were the current ratings as of December 31, 2011 and are subject to change from time to time.

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari-passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and will not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. As of September 30, 2012 and December 31, 2011, all interest on the secured notes was current. The CLO is also required to pay a commitment fee of 0.18% on the unused portion of the funding commitments of the Class A-1 notes. As of September 30, 2012 and December 31, 2011, all of the Class A-1 notes were drawn. The secured notes are secured by the CLO loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests. Total interest expense related to the asset-backed securities issued for the three and nine months ended September 30, 2012 was $9.9 million and $28.9 million, respectively, which comprised cash coupon of $1.3 million and $4.0 million and a liquidity discount amortization of $8.6 million and $24.9 million, respectively. Total interest expense related to the asset-backed securities issued for the three and nine months ended September 30, 2011 was $8.8 million and $25.8 million, respectively, which comprised cash coupon of $1.1 million and $3.4 million and a liquidity discount amortization of $7.6 million and $22.4 million, respectively. As of September 30, 2012 and December 31, 2011, accrued interest payable on the Notes was $0.6 million and $0.5 million, respectively.

The Notes recorded upon the acquisition of Cratos in April 2009 at fair value reflect a liquidity discount. The activity in the note principal and liquidity discount for the three and nine months ended September 30, 2012 comprised the following:

(In thousands)	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Principal	Liquidity Discount	Net	Principal	Liquidity Discount	Net

Balance at beginning of period	$431,003	$(33,097)	$397,906	$431,003	$(49,447)	$381,556
Amortization of discount	-	8,555	8,555	-	24,905	24,905
Balance at end of period	$431,003	$(24,542)	$406,461	$431,003	$(24,542)	$406,461
The activity in the note principal and liquidity discount for the three and nine months ended September 30, 2011 comprised the following:

(In thousands)	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Principal	Liquidity Discount	Net	Principal	Liquidity Discount	Net

Balance at beginning of period	$431,003	$(64,923)	$366,080	$431,003	$(79,681)	$351,322
Amortization of discount	-	7,639	7,639	-	22,397	22,397
Balance at end of period	$431,003	$(57,284)	$373,719	$431,003	$(57,284)	$373,719

The Company determined the fair value of asset-backed securities issued to be $397.8 million and $375.9 million as of September 30, 2012 and December 31, 2011, respectively, based upon pricing from published market research for equivalent-rated CLO notes. Based on the fair value methodology, the Company has identified the asset backed securities issued as Level 2 liabilities.

9. Stockholders’ Equity

Stock Repurchase Program

In each of August and November 2007, the Company’s board of directors authorized a 1.5 million share repurchase program, both of which were fully executed as of January 18, 2008. On March 10, 2008, the Company's board of directors authorized the repurchase of an additional 2.0 million shares during the subsequent eighteen months, the repurchase of an additional 0.5 million shares during the subsequent twelve months on March 3, 2009, the repurchase of an additional 1.0 million shares during the subsequent eighteen months on May 4, 2010, the repurchase of an additional 0.5 million shares during the subsequent twelve months on May 3, 2011, and the repurchase of an additional 1.0 million shares during the subsequent eighteen months on November 1, 2011. During the three months ended September 30, 2012 and 2011, the Company repurchased 58,936 and 262,931 shares, respectively, of the Company’s common stock at an average price of $5.57 per share and $6.53 per share, respectively, for an aggregate purchase price of $0.3 million and $1.7 million, respectively. The Company repurchased 7,336 shares during the three months ended September 30, 2012 that were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company. All 262,931 shares repurchased during the three months ended September 30, 2011 were repurchased in the open market.

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

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2012:

	Nine Months Ended September 30, 2012
	Shares Subject to Option	Weighted Average Exercise Price

Balance, beginning of year	1,704,665	$11.20
Expired	(95,775)	12.43
Balance, end of period	1,608,890	$11.12

Options exercisable at end of period	1,608,890	$11.12

The following table summarizes the stock options outstanding as well as stock options vested and exercisable as of September 30, 2012:

			As of September 30, 2012
			Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.00	-	$12.50	1,608,890	2.31	$11.12	-	1,608,890	2.31	$11.12	-

The Company recognizes stock-based compensation expense for stock options over the graded vesting period of the options using the accelerated attribution method. The Company recognized compensation expense related to stock options of zero for the three and nine months ended September 30, 2012 and 2011.

As of September 30, 2012, there was no unrecognized compensation expense related to stock options.

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

The following table summarizes the RSU activity for the nine months ended September 30, 2012:

	Nine Months Ended September 30, 2012
	Restricted Stock Units	Weighted Average Grant Date Fair Value

Balance, beginning of year	1,634,268	$7.42
Granted (1)	952,597	7.69
Vested	(1,415,327)	7.56
Forfeited	(109,943)	6.98
Balance, end of period	1,061,595	$7.52

(1)     Includes approximately 910,000 RSUs granted to certain employees for long term incentive purposes. These units have Company performance-based and employee service-based vesting conditions and will vest when both conditions are met.

The aggregate fair value of RSUs vested during the three and nine months ended September 30, 2012 was $0.2 million and $9.9 million, respectively. For the three and nine months ended September 30, 2012, the income tax benefits realized from the vested RSUs were zero and $3.6 million.

The Company recognizes compensation expense over a graded vesting period using the accelerated attribution method. For the three months ended September 30, 2012 and 2011, the Company recorded no compensation expense related to RSUs awarded in connection with the IPO. For the nine months ended September 30, 2012 and 2011, the Company recorded compensation expense of zero and $0.8 million, respectively, related to RSUs awarded in connection with the IPO. In addition, for the three months ended September 30, 2012 and 2011, the Company recorded compensation expense of $0.2 million and $0.1 million for RSUs granted after the IPO. For the nine months ended September 30, 2012 and 2011, the Company recorded compensation expense of $0.6 million and $0.4 million for RSUs granted after the IPO.

For both the three months ended September 30, 2012 and 2011, the Company recognized income tax benefits of $0.1 million and $0.3 million, respectively, related to the compensation expense recognized for RSUs. For the nine months ended September 30, 2012 and 2011, the Company recognized income tax benefits of $0.2 million and $0.5 million, respectively, related to the compensation expense recognized for RSUs. As of September 30, 2012, there was $7.0 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 2.27 years.

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

The computations of basic and diluted net income per share for the three and nine months ended September 30, 2012 and 2011 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Numerator:
Net (loss) income	$(1,676)	$(1,623)	$(2,949)	$3,433

Denominator:
Basic weighted average shares outstanding	22,737	22,354	22,564	22,152

Effect of potential dilutive securities:
Restricted stock units	93	139	413	482
Diluted weighted average shares outstanding	22,830	22,493	22,977	22,634

Net (loss) income per share
Basic	$(0.07)	$(0.07)	$(0.13)	$0.15
Diluted	$(0.07)	$(0.07)	$(0.13)	$0.15

Stock options to purchase 1,608,890 and 1,654,241 shares of common stock for the three and nine months ended September 30, 2012, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Stock options to purchase 1,727,149 and 1,772,138 shares of common stock for the three and nine months ended September 30, 2011, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

No restricted stock units were anti-dilutive for the three and nine months ended September 30, 2012. Restricted stock units for 63,140 and 21,278 shares of common stock for the three and nine months ended September 30, 2011, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

12. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the U.S. Internal Revenue Service. There were no contributions by the Company during the nine months ended September 30, 2012 and 2011.

13. Income Taxes

The Company is subject to U.S. federal and state income taxes. For the three and nine months ended September 30, 2012, the Company recorded tax benefits of $0.9 million and $1.5 million, respectively. For the three and nine months ended September 30, 2011, the Company recorded a tax benefit of $1.4 million and a tax expense of $2.4 million, respectively.

The components of the Company’s income tax expense for the three and nine months ended September 30, 2012 and 2011 are as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Federal	$182	$1,497	$217	$2,824
State	(232)	8	(227)	144
Total current income tax expense	(50)	1,505	(10)	2,968

Federal	(777)	(2,497)	(1,320)	(497)
State	(67)	(418)	(217)	(117)
Total deferred income tax expense	(844)	(2,915)	(1,537)	(614)
Total income tax expense	$(894)	$(1,410)	$(1,547)	$2,354

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the three months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Tax at federal statutory tax rate	35.43%	35.00%	34.00%	35.00%
State income tax, net of federal tax benefit	6.93%	5.75%	2.97%	5.75%
Adjustment for other permanent items	-0.11%	-0.54%	2.50%	1.80%
Adjustment for permanent items (HCC non-controlling interest)	1.67%	-0.12%	-5.03%	0.13%
Adjustment for permanent items (HGC non-controlling interest)	-29.30%	-21.36%	-95.51%	6.74%
Rate before one-time events	14.62%	18.73%	-61.07%	49.42%
California state enterprise zone tax credit	1.40%	1.39%	-3.28%	-3.12%
Adjustment for prior year taxes	0.91%	3.75%	-5.28%	-4.76%
Deferred tax asset written off related to options and RSUs	-0.69%	-0.81%	3.37%	2.78%
Effective tax rate	16.24%	23.06%	-66.26%	44.32%

The Company determined that a valuation allowance against deferred tax assets was not necessary as of September 30, 2012 and December 31, 2011 based on the assessment of future ordinary income and capital gains and that the deferred tax assets will, more-likely-than-not, be realized. The 110.58% decrease in the effective tax rate for the nine months ended September 30, 2012 compared to the same period in 2011 was primarily attributable to the income associated with HGC which is consolidated for financial reporting purposes but not for tax purposes. Income attributed to HGC non-controlling interest increased from $0.9 million for the nine months ended September 30, 2011 to $6.0 million for the same period in 2012.

 The Company adopted the accounting principles related to uncertainty in income taxes on May 16, 2007, the date the Company became subject to federal and state income taxes. The Company has analyzed the filing positions in its federal and state income tax returns for all open tax years, which are 2010 through 2011 for federal income tax purposes and 2007 through 2011 for state income tax purposes. The Company does not anticipate any tax adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, the Company recorded no liability for uncertain income tax positions at September 30, 2012. In addition, the Company did not record a cumulative effect adjustment related to the adoption of the amended accounting principles related to the accounting for uncertainty in income taxes, and no liabilities for uncertain income tax positions have been recorded pursuant to the amended accounting principles.

The Company’s policy for recording interest and penalties associated with the tax audits or unrecognized tax benefits, if any, is to record such items as a component of income before taxes. Penalties, if incurred, would be recorded in “administration” and interest paid or received would be recorded in “interest and dividend expense” in the Consolidated Statements of Operations.

14. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts, Minnesota, New York, Pennsylvania and Texas under various operating leases. Rental expense for both the three months ended September 30, 2012 and 2011 was $0.8 million. Rental expense for the nine months ended September 30, 2012 and 2011 were $2.4 million and $2.2 million, respectively.

The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

(In thousands)	Minimum Future Lease Commitments
Year Ending December 31,
2012	$643
2013	3,490
2014	3,388
2015	3,356
2016	3,307
Thereafter	6,198
$20,382

In the normal course of business, the Company enters into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at September 30, 2012 and December 31, 2011, had no material effect on the consolidated financial statements.

The marketable securities owned and the restricted cash, as well as the cash held by the clearing broker, may be used to maintain margin requirements. At September 30, 2012 and December 31, 2011, the Company had $0.2 million and $0.3 million of cash on deposit with JMP Securities’ clearing broker, respectively. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. As of September 30, 2012 and December 31, 2011, the Company had unfunded commitments of $18.6 million and $3.2 million, respectively, in the Corporate Credit segment.

15. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $34.0 million and $38.0 million, which were $33.0 million and $37.0 million in excess of the required net capital of $1.0 million at September 30, 2012 and December 31, 2011, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.19 to 1 and 0.26 to 1 at September 30, 2012 and December 31, 2011, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

16. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various affiliated entities, including corporations, partnerships, limited liability companies, and offshore investment companies. The Company also owns an investment in most of such affiliated entities. As of September 30, 2012 and December 31, 2011, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $28.6 million and $34.5 million, respectively, which consisted of general partner investments in hedge and other private funds of $28.5 million and $24.1 million, respectively, general partner or other principal investments in funds of funds of $0.1 million for both periods, and an investment in New York Mortgage Trust, Inc. "NYMT" common stock of zero and $10.3 million, respectively. Base management fees earned from these affiliated entities were $2.2 million and $2.5 million for the quarters ended September 30, 2012 and 2011, respectively, and $7.1 million for both the nine months ended September 30, 2012 and 2011. Also, the Company earned incentive fees of $1.6 million and $3.2 million, from these affiliated entities for the three months ended September 30, 2012 and 2011, respectively, and $3.6 million and $7.8 million for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and December 31, 2011, the Company had incentive fees receivable from these affiliated entities of $0.5 million and $2.1 million, respectively.

17. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at September 30, 2012 and December 31, 2011 have subsequently settled with no resulting material liability to the Company. For the nine months ended September 30, 2012 and 2011, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of September 30, 2012 and December 31, 2011.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In its Corporate Credit segment, the Company had unfunded commitments of $18.6 million and $3.2 million and standby letters of credit of $0.8 million and $0.2 million at September 30, 2012 and December 31, 2011, respectively.

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

The Company’s segment information for the three and nine months ended September 30, 2012 and 2011 were prepared using the following methodology:

●	Revenues and expenses directly associated with each segment are included in determining segment operating income.

●	Revenues and expenses not directly associated with a specific segment are allocated based on the most relevant measures applicable, including revenues, headcount and other factors.

●
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

 Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income (loss) before non-controlling interest and income tax expense (benefit) and assets:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Broker-Dealer
Non-interest revenues	$17,589	$15,525	$54,776	$60,742
Net interest (expense) income	(9)	(8)	41	130
Total net revenues after provision for loan losses	$17,580	$15,517	$54,817	$60,872
Non-interest expenses	16,640	17,829	49,967	55,896
Segment income (loss) before income tax expense and non-controlling interest	$940	$(2,312)	$4,850	$4,976
Segment assets	$64,343	$67,611	$64,343	$67,611
Asset Management
Non-interest revenues	$2,016	$2,228	$25,172	$16,765
Net interest income	75	170	156	189
Total net revenues after provision for loan losses	$2,091	$2,398	$25,328	$16,954
Non-interest expenses	4,833	4,870	15,481	14,857
Segment (loss) income before income tax expense and non-controlling interest	$(2,742)	$(2,472)	$9,847	$2,097
Segment assets	$103,444	$78,915	$103,444	$78,915
Corporate Credit
Non-interest revenues	$237	$1,667	$3,022	$15,423
Net interest expense	(1,870)	(1,611)	(5,861)	(579)
Provision for loan losses	(71)	(123)	(1,812)	(477)
Total net revenues after provision for loan losses	$(1,704)	$(67)	$(4,651)	$14,367
Non-interest (expenses) income	(369)	323	(706)	7,755
Segment (loss) income before income tax expense and non-controlling interest	$(1,335)	$(390)	$(3,945)	$6,612
Segment assets	$496,316	$478,019	$496,316	$478,019
Corporate
Non-interest revenues	$534	$(297)	$1,553	$349
Net interest income (expense)	50	(124)	142	(401)
Total net revenues after provision for loan losses	$584	$(421)	$1,695	$(52)
Non-interest expenses	2,937	518	9,972	8,321
Segment loss before income tax expense and non-controlling interest	$(2,353)	$(939)	$(8,277)	$(8,373)
Segment assets	$136,988	$135,041	$136,988	$135,041
Eliminations
Non-interest revenues	$(420)	$(52)	$(1,083)	$(403)
Total net revenues after provision for loan losses	$(420)	$(52)	$(1,083)	$(403)
Non-interest expenses	(406)	(52)	(944)	(403)
Segment loss before income tax expense and non-controlling interest	$(14)	$-	$(139)	$-
Segment assets	$(116,609)	$(112,624)	$(116,609)	$(112,624)
Consolidated Entity
Non-interest revenues	$19,956	$19,071	$83,440	$92,876
Net interest expense	(1,754)	(1,573)	(5,522)	(661)
Provision for loan losses	(71)	(123)	(1,812)	(477)
Total net revenues after provision for loan losses	$18,131	$17,375	$76,106	$91,738
Non-interest expenses	23,635	23,488	73,770	86,426
(Loss) income before income tax expense and non-controlling interest	$(5,504)	$(6,113)	$2,336	$5,312
Total assets	$684,482	$646,962	$684,482	$646,962

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

(In thousands)	September 30, 2012	December 31, 2011
	Net Assets	Net Assets
Harvest Opportunity Partners II	$80,716	$74,953
Harvest Small Cap Partners	283,795	324,453
Harvest Franchise Fund	80,271	-
Harvest Agriculture Select	16,917	12,149
Harvest Technology Partners	47,136	24,571
Harvest Diversified Partners	23,986	23,637

(In thousands)	Three Months Ended September 30,
	2012		2011
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Loss
Harvest Opportunity Partners II	$4,623	$(335)	$(1,592)	$(507)
Harvest Small Cap Partners	11,091	(6,211)	22,260	(6,162)
Harvest Franchise Fund	(8,907)	153	-	-
Harvest Agriculture Select	877	(74)	(1,167)	(80)
Harvest Technology Partners	565	(305)	(699)	(173)
Harvest Diversified Partners	932	(91)	(1,464)	(195)

(In thousands)	Nine Months Ended September 30,
	2012		2011
	Net Realized and Unrealized Gains (Losses)	Net Investment Loss	Net Realized and Unrealized Gains (Losses)	Net Investment Loss
Harvest Opportunity Partners II	$9,292	$(1,014)	$1,377	$(1,245)
Harvest Small Cap Partners	25,670	(16,597)	46,597	(13,988)
Harvest Franchise Fund	(11,159)	(244)	-	-
Harvest Agriculture Select	2,521	(219)	(631)	(252)
Harvest Technology Partners	1,054	(740)	1,595	(562)
Harvest Diversified Partners	2,414	(317)	297	(581)

22. Subsequent Events

On October 11, 2012, JMP Group LLC entered into an amended and restated credit agreement with City National Bank ("CNB"), which increases the allowable aggregate outstanding balances of all facilities from $55.0 million to $58.5 million, while reducing the revolving subordinated line of credit from $20.0 million to $10.0 million. Pursuant to this amendment, CNB also has agreed to extend a $15.0 million term loan within the allowable aggregate outstanding balances to JMP Group on or prior to March 31, 2013. This term loan would be repaid in quarterly installments of $1.2 million beginning March 31, 2013 and continuing through September 30, 2016, with a final payment of $1.3 million on December 31, 2016.

On October 30, 2012, the Company's board of directors authorized the repurchase of an additional 500 thousand shares, increasing the remaining authorization to 850 thousand as of October 31, 2012, and extended this authorization through December 31, 2013.

In addition, the board declared a cash dividend of $0.035 per share of common stock for the third quarter of 2012 to be paid on November 30, 2012, to common stockholders of record on November 16, 2012.

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

Overview

JMP Group Inc., together with its subsidiaries (collectively, the "Company", "we" or "us"), is a full-service investment banking and asset management firm headquartered in San Francisco, California. We have a diversified business model with a focus on small and middle-market companies and provide:

●	investment banking, including corporate finance, mergers and acquisitions and other strategic advisory services, to corporate clients;

●	sales and trading, and related brokerage services to institutional investors;

●	proprietary equity research in our four target industries;

●	asset management products and services to institutional investors, high net-worth individuals and for our own account;

●	management of collateralized loan obligations; and

●	small business lending.

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

As of September 30, 2012, the contractual base management fees earned from each of these investment funds ranged between 1% and 2% of assets under management or were 2% of aggregate committed capital. The contractual incentive fees were generally (i) 20%, subject to highwater marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the funds of funds; (iii) 20%, subject to high-water marks, for Harvest Growth Capital LLC ("HGC"). Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole and our core sectors. These conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another. As we consolidate HCC and HGC, the management fees earned at HCS from HCC and HGC are eliminated on consolidation.

Asset management fees for the collateralized loan obligations ("CLOs") we manage currently consist only of senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate Cratos CLO, the management fees earned at JMP Credit Advisors LLC ("JMPCA") from Cratos CLO are eliminated on consolidation in accordance with accounting principles generally accepted in the United States ("GAAP"). At September 30, 2012, the contractual senior and subordinated base management fees earned from the CLO were 0.50% of the average aggregate collateral balance for a specified period.

The following tables present certain information with respect to the investment funds managed by HCS and CLOs managed by JMPCA:

(In thousands)	Assets Under Management (1) at		Company's Share of Assets Under Management at
	September 30, 2012	December 31, 2011	September 30, 2012		December 31, 2011
Funds Managed by HCS:
Hedge Funds:
Harvest Opportunity Partners II (2)	$104,657	$74,953		$4,662		$3,931
Harvest Small Cap Partners	283,795	324,453		5,143		5,112
Harvest Franchise Fund	80,271	-		1,797		-
Harvest Agriculture Select (2)	28,981	12,149		2,447		1,995
Harvest Technology Partners (2)	91,539	58,712		115		113
Harvest Diversified Partners	23,986	23,637		14,207		12,921
Private Equity Funds:
Harvest Growth Capital LLC (3)	43,486	23,691		1,988		1,195
Funds of Funds:
JMP Masters Fund	51,187	52,853		105		102
REITs:
New York Mortgage Trust	31,391	34,056		N/A		N/A
Loans:
Harvest Capital Credit (3)	27,350	10,674		9,452		5,124
HCS Totals	$766,643	$615,178		$39,916		$30,493

CLOs by JMPCA:
Cratos CLO (3)	470,997	474,138		N/A		N/A
Other (4)	-	107,274		N/A		N/A
JMPCA Totals	$470,997	$581,412	$	N/A	$	N/A

JMP Group Inc. Totals	$1,237,640	$1,196,590		$39,916		$30,493

(1)
For hedge funds, private equity funds and funds of funds, assets under management represent the net assets of such funds. For NYMT, assets under management represent the portion of the net assets of NYMT that is subject to the incentive fee calculation. In connection with its investment in NYMT, in January 2008, we entered into an advisory agreement between HCS and NYMT. The advisory agreement was amended effective July 26, 2010. Under the amended advisory agreement, HCS managed certain assets of NYMT, which were subject to the base advisory fee and incentive fee calculations, and received an annual consulting fee equal to $1.0 million. On December 31, 2011, the amended advisory agreement was terminated, pending certain contingent advisory obligations. For CLOs, assets under management represent the sum of the aggregate collateral balance and restricted cash to be reinvested in collateral, upon which management fees are earned.

(2)
Harvest Opportunity Partners II ("HOP II"), Harvest Agriculture Select ("HAS"), and Harvest Technology Partners ("HTP") include managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds' strategies and earn fees.

(3)	HGC, HCC and Cratos CLO were consolidated in the Company’s Statements of Financial Condition at September 30, 2012 and December 31, 2011.
(4)	The CLO within Other initiated liquidation proceedings in December 2011. The remaining assets were distributed in 2012.

(In thousands)	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II (1)	$231	185	290	$(91)	$164	$-
Harvest Small Cap Partners	91	1,275	883	258	1,378	3,068
Harvest Franchise Fund	(193)	241	-	-	-	-
Harvest Agriculture Select (1)	113	64	101	(253)	21	-
Harvest Technology Partners (1)	1	268	-	(3)	179	-
Harvest Diversified Partners	507	42	57	(764)	73	-
Private Equity Funds:
Harvest Growth Capital LLC (2)	(131)	167	190	(149)	203	-
Funds of Funds:
JMP Masters Fund	1	119	-	(3)	152	-
REITs:
New York Mortgage Trust	-	-	235	(283)	255	102
Loans:
Harvest Capital Credit (2)	N/A	78	131	N/A	1	-
CLOs:
Cratos CLO (2)	N/A	594	-	N/A	594	-
Other (3)	N/A	-	-	N/A	296	-
Totals	$620	$3,033	$1,887	$(1,288)	$3,316	$3,170

(1)	HOP II, HAS and HTP include managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(2)	Revenues earned from HGC, HCC, and Cratos are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.
(3)	The CLO within Other initiated liquidation proceedings in December 2011. The remaining assets were distributed in 2012.

(In thousands)	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II (1)	$453	473	401	$34	$516	$96
Harvest Small Cap Partners	193	4,174	1,624	535	3,939	5,467
Harvest Franchise Fund	(203)	595	-	-	-	-
Harvest Agriculture Select (1)	353	144	200	(180)	64	31
Harvest Technology Partners (1)	(8)	692	618	9	427	508
Harvest Diversified Partners	1,229	128	120	(80)	225	118
Private Equity Funds:
Harvest Growth Capital LLC (2)	394	493	266	(49)	609	-
Funds of Funds:
JMP Masters Fund	3	365	-	-	455	-
REITs:
New York Mortgage Trust	87	500	663	6	795	1,566
Loans:
Harvest Capital Credit (2)	N/A	157	298	N/A	1	-
CLOs:
Cratos CLO (2)	N/A	1,787	-	N/A	1,778	-
Other (3)	N/A	24	-	N/A	886	-
Totals	$2,501	$9,532	$4,190	$275	$9,695	$7,786

(1)	HOP II, HAS and HTP include managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(2)	Revenues earned from HGC, HCC, and Cratos are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.
(3)	The CLO within Other initiated liquidation proceedings in December 2011. The remaining assets were distributed in 2012.

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

Provision for Loan Losses

Provision for loan losses includes provision for losses recognized on our loan notes and non-revolving credit agreements at JMP Capital (collectively, loans held for investment), on loans collateralizing ABS at JMP Credit, and on small business loans at HCC to record them at their estimated net realizable value. We maintain an allowance for loan losses that is intended to estimate loan losses inherent in our loan portfolio. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses is maintained at a level, in the opinion of management, sufficient to offset estimated losses inherent in the loan portfolio as of the date of the financial statements. The appropriateness of the allowance and the allowance components are reviewed quarterly. Our estimate of each allowance component is based on observable information and on market and third party data that we believe are reflective of the underlying loan losses being estimated.

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

Non-controlling Interest

Non-controlling interest for nine months ended September 30, 2012 includes the interest of third parties in Cratos CLO, HGC, and HCC, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the nine months ended September 30, 2011 includes the interest of third parties in Cratos CLO and HGC, partially-owned subsidiaries consolidated in our financial statements.

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

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2012 and 2011 and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Three Months Ended September 30,		Change from 2011 to 2012
	2012	2011	$	%
Revenues
Investment banking	$12,218	$10,048	$2,170	21.6%
Brokerage	5,371	6,898	(1,527)	-22.1%
Asset management fees	3,755	5,694	(1,939)	-34.1%
Principal transactions	(1,955)	(6,290)	4,335	-68.9%
Gain on sale and payoff of loans	204	1,373	(1,169)	-85.1%
Net dividend (expense) income	(2)	322	(324)	-100.6%
Other income	365	1,026	(661)	-64.4%
Non-interest revenues	19,956	19,071	885	4.6%

Interest income	8,333	7,451	882	11.8%
Interest expense	(10,087)	(9,024)	(1,063)	11.8%
Net interest expense	(1,754)	(1,573)	(181)	11.5%

Provision for loan losses	(71)	(123)	52	-42.3%

Total net revenues after provision for loan losses	18,131	17,375	756	4.4%

Non-interest expenses
Compensation and benefits	17,358	15,970	1,388	8.7%
Administration	1,645	2,246	(601)	-26.8%
Brokerage, clearing and exchange fees	902	1,275	(373)	-29.3%
Travel and business development	746	1,107	(361)	-32.6%
Communication and technology	909	1,013	(104)	-10.3%
Professional fees	967	806	161	20.0%
Other	1,108	1,071	37	3.5%
Total non-interest expenses	23,635	23,488	147	0.6%
Loss before income tax expense	(5,504)	(6,113)	609	-10.0%
Income tax benefit	(894)	(1,410)	516	-36.6%
Net loss	(4,610)	(4,703)	93	-2.0%
Less: Net loss attributable to non-controlling interest	(2,934)	(3,080)	146	-4.7%
Net loss attributable to JMP Group Inc.	$(1,676)	$(1,623)	$(53)	3.3%

(In thousands)	Nine Months Ended September 30,		Change from 2011 to 2012
	2012	2011	$	%
Revenues
Investment banking	$38,010	$40,332	$(2,322)	-5.8%
Brokerage	16,275	19,370	(3,095)	-16.0%
Asset management fees	10,721	14,893	(4,172)	-28.0%
Principal transactions	12,309	(106)	12,415	N/A
Gain on sale and payoff of loans	2,643	14,981	(12,338)	-82.4%
Net dividend (expense) income	(25)	870	(895)	-102.9%
Other income	3,507	2,536	971	38.3%
Non-interest revenues	83,440	92,876	(9,436)	-10.2%

Interest income	24,051	25,799	(1,748)	-6.8%
Interest expense	(29,573)	(26,460)	(3,113)	11.8%
Net interest expense	(5,522)	(661)	(4,861)	735.4%

Provision for loan losses	(1,812)	(477)	(1,335)	279.9%

Total net revenues after provision for loan losses	76,106	91,738	(15,632)	-17.0%

Non-interest expenses
Compensation and benefits	55,833	66,218	(10,385)	-15.7%
Administration	4,604	5,060	(456)	-9.0%
Brokerage, clearing and exchange fees	2,656	3,552	(896)	-25.2%
Travel and business development	2,435	2,568	(133)	-5.2%
Communication and technology	2,642	2,929	(287)	-9.8%
Professional fees	2,324	2,311	13	0.6%
Impairment loss on purchased management contract	-	700	(700)	-100.0%
Other	3,276	3,088	188	6.1%
Total non-interest expenses	73,770	86,426	(12,656)	-14.6%
Income before income tax (benefit) expense	2,336	5,312	(2,976)	-56.0%
Income tax (benefit) expense	(1,547)	2,354	(3,901)	-165.7%
Net income	3,883	2,958	925	31.3%
Less: Net income (loss) attributable to noncontrolling interest	6,832	(475)	7,307	N/A
Net (loss) income attributable to JMP Group Inc.	$(2,949)	$3,433	$(6,382)	-185.9%

Three months ended September 30, 2012, Compared to Three months ended September 30, 2011

Overview

Total net revenues after provision for loan losses increased $0.7 million, or 4.4%, from $17.4 million for the quarter ended September 30, 2011 to $18.1 million for the quarter ended September 30, 2012, driven by an increase in non-interest revenues of $0.9 million.

Non-interest revenues increased $0.9 million, or 4.6%, from $19.1 million for the quarter ended September 30, 2011 to $20.0 million in the same period in 2012. This increase was primarily due to a $4.3 million decrease in principal transaction losses and a $2.2 million increase in investment banking revenues, partially offset by a $1.9 million decrease in asset management revenues, a $1.5 million decrease in brokerage revenues, and a $1.2 million decrease in the sale and payoff of loans.

Net interest expense increased $0.2 million, or 11.5%, from $1.6 million for the quarter ended September 30, 2011 to $1.8 million for the same period in 2012. The increase was primarily related to the net interest expense of JMP Credit, which increased from $1.6 million for the quarter ended September 30, 2011 to $2.7 million for the quarter ended September 30, 2012 as a result of increased net liquidity discount amortization. This increase in net interest expense was partially offset by an increase of net interest income at HCC, which increased from a net expense of $3.9 thousand to net income of $0.8 million for the quarters ended September 30, 2011 and 2012, respectively.

Provision for loan losses remained at $0.1 million for both the quarters ended September 30, 2011 and 2012.

Total non-interest expenses increased $0.1 million, or 0.6%, from $23.5 million for the quarter ended September 30, 2011 to $23.6 million for the quarter ended September 30, 2012, primarily due to an increase in compensation and benefits of $1.4 million, partially offset by a $0.6 million decrease in administration expenses, $0.4 million decrease in brokerage, clearing and exchange increases, and $0.4 million decrease in travel and business development.

Net loss attributable to JMP Group Inc. increased $0.1 million, or 3.3%, from a $1.6 million loss after income tax benefit of $1.4 million for the quarter ended September 30, 2011 to a $1.7 million loss after income tax benefit of $0.9 million for the quarter ended September 30, 2012.

Revenues

Investment Banking

Investment banking revenues increased $2.2 million, or 21.6%, from $10.0 million for the quarter ended September 30, 2011 to $12.2 million for the quarter ended September 30, 2012. As a percentage of total net revenues after provision for loan losses, investment banking revenues increased from 57.8% for the quarter ended September 30, 2011 to 67.4% for the quarter ended September 30, 2012. Public equity underwriting revenues increased $2.0 million, or 27.7%, from $7.3 million for the quarter ended September 30, 2011 to $9.3 million for the quarter ended September 30, 2012. We executed 28 and 13 public equity underwriting transactions in the quarters ended September 30, 2012 and 2011, respectively. We acted as a lead manager on seven transactions in the quarter ended September 30, 2012 compared to four in the same period in 2011. Private capital markets and other transaction revenues increased $0.8 million, or 297.4%, from $0.2 million for the quarter ended September 30, 2011 to $1.0 million for the same period in 2012. We executed two transactions related to private capital markets and other transactions in the quarter ended September 30, 2012 compared to zero in the same period in 2011. Our strategic advisory revenues decreased $0.5 million, or 21.1%, from $2.1 million for the quarter ended September 30, 2011 to $1.6 million for the quarter ended September 30, 2012. We executed three strategic advisory transactions in both the quarters ended September 30, 2012 and 2011. Our debt and convertible revenues decreased $0.1 million, or 33.7%, from $0.4 million for the quarter ended September 30, 2011 to $0.3 million for the quarter ended September 30, 2012. We executed three debt and convertible transactions in the quarter ended September 30, 2012 compared to one in the same period in 2011.

Brokerage Revenues

Brokerage revenues decreased $1.5 million, or 22.1%, from $6.9 million for the quarter ended September 30, 2011 to $5.4 million for the quarter ended September 30, 2012. The decrease was primarily the result of reduced trading volume. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 39.7% for the quarter ended September 30, 2011 to 29.6% for the quarter ended September 30, 2012.

Asset Management Fees

Asset management fees decreased $1.9 million, or 34.1%, from $5.7 million for the quarter ended September 30, 2011 to $3.8 million for the quarter ended September 30, 2012. Asset management fees include base management fees and incentive fees for funds and CLOs under management. Base management fees were $2.5 million and $2.2 million for the quarters ended September 30, 2011 and September 30, 2012. Incentive fees decreased $1.6 million from $3.2 million for the quarter ended September 30, 2011 to $1.6 million for the same period in 2012, primarily related to a decrease of $2.2 million in incentive fees earned at Harvest Small Cap Partners, partially offset by increases of $0.3 million earned at HOP II and $0.2 million at HGC. As a percentage of total net revenues after provision for loan losses, asset management fees decreased from 32.8% for the quarter ended September 30, 2011 to 20.7% for the same period in 2012.

Principal Transactions

Principal transaction losses decreased $4.3 million, or 68.9%, from a $6.3 million loss for the quarter ended September 30, 2011 to a $2.0 million loss for the same period in 2012. The difference primarily reflects fewer losses from equity and other securities, and higher revenues from investment partnerships. Losses from equity and other securities decreased $2.2 million from a $4.5 million loss for the quarter ended September 30, 2011 to a $2.3 million loss for the same period in 2012, driven by an increase of $2.1 million revenue related to our principal investment portfolio. Revenues from our family of hedge funds and funds of funds increased $1.6 million, from a $0.9 million loss for the quarter ended September 30, 2011 to a $0.7 million gain for the quarter ended September 30, 2012. This increase primarily reflects a $1.3 million increase related to HDP and a $0.4 million increase related to HAS. Losses from our warrants and other investments decreased $0.6 million from a $1.0 million loss for the quarter ended September 30, 2011 to a $0.4 million loss for the quarter ended September 30, 2012. As a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 36.2% for the quarter ended September 30, 2011 to 10.8% for the same period in 2012.

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans decreased $1.2 million, or 85.1% from $1.4 million for the quarter ended September 30, 2011 to $0.2 million for the same period in 2012, with all of the gain generated at JMP Credit. The 2012 gains included a $0.4 million gain reflecting fair value adjustments of the loan held for sale. A $0.2 million net gain resulted from 16 loan payoffs, where the borrowers repaid the loans at par, which was a premium to our carrying value. Partially offsetting this gain, 12 loans were sold, resulting in a total net loss of $0.4 million. The $0.2 million net loss of the sale and payoff of loans was primarily the result of activity from the loans acquired subsequent to the 2009 acquisition of Cratos. A gain of $45.5 thousand related to loans acquired in the acquisition. While we expect gains in future periods, these revenues are highly unpredictable as we are not actively marketing the loans collateralizing asset-backed securities for sale and the remaining amount of discount from the 2009 acquisition continues to be reduced by the loan liquidity discount accretion even if there are no further gains to be recognized.  As a percentage of total net revenues after provision for loan losses, gain on sale and payoff of loans decreased from 7.9% for the quarter ended September 30, 2011 to 1.1% for the same period in 2012.

Net Dividend Income

Net dividend income was a loss of $1.5 thousand and income of $0.3 million for the quarters ended September 30, 2012 and 2011, respectively. For the quarter ended September 30, 2011, dividend income was primarily comprised of dividend income from our investments in NYMT and in our principal investment portfolio.

Other Income

Other income decreased $0.6 million, or 64.4%, from $1.0 million for the quarter ended September 30, 2011 to $0.4 million for the quarter ended September 30, 2012. For both quarters other income was primarily comprised of revenues from fee sharing arrangements with, and fees earned to raise capital for, third-party investment partnerships or funds.

Interest Income

Interest income increased $0.8 million, or 11.8%, from $7.5 million for the quarter ended September 30, 2011 to $8.3 million for the same period in 2012. The increase primarily related to HCC, which recorded interest income of $12.7 thousand and $1.0 million for the quarters ended September 30, 2011 and 2012. JMP Credit recorded interest income of $7.2 million for both quarters ended September 30, 2012 and 2011. As a percentage of total net revenues after provision for loan losses, interest income increased from 42.9% for the quarter ended September 30, 2011 to 46.0% for the quarter ended September 30, 2012.

The following table sets forth components of net interest expense for the quarters ended September 30, 2012 and 2011:

(In thousands)	Three Months Ended September 30,
	2012	2011
Cratos CLO loan contractual interest income	$5,474	$5,379
Cratos CLO ABS issued contractual interest expense	(1,311)	(1,118)
Net Cratos CLO contractual interest	4,163	4,261

Cratos CLO loan liquidity discount accretion	1,099	1,305
Cratos CLO ABS liquidity discount amortization	(8,556)	(7,639)
Net Cratos CLO liquidity discount amortization	(7,457)	(6,334)

HCC interest income	1,017	13
HCC interest expense	(220)	(17)
Total net interest income (expense)	$797	$(4)

Other interest income	743	754
Other interest expense	-	(250)
Total net interest expense	$(1,754)	$(1,573)

Total net interest expense increased from $1.6 million for the quarter ended September 30, 2011 to $1.8 million for the quarter ended September 30, 2012 primarily due to reduced loan liquidity discount accretion, offset by an increase in interest income related to HCC. As loans acquired in the 2009 acquisition of Cratos are sold or paid off, the remaining loan liquidity discount to accrete is reduced, thereby lowering the discount accretion and total net interest income.

The following tables set forth contractual interest income and expense related to Cratos CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Three Months Ended September, 2012
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
Cratos CLO loan contractual interest income	$5,474		$428,186	5.00%	0.45%	4.55%
Cratos CLO ABS issued contractual interest expense	(1,311)		431,003	1.19%	0.45%	0.74%
Net Cratos CLO contractual interest	$4,163	$	N/A	N/A	N/A	N/A

(In thousands)	Three Months Ended September, 2011
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
Cratos CLO loan contractual interest income	$5,379		$444,420	4.74%	0.28%	4.46%
Cratos CLO ABS issued contractual interest expense	(1,118)		431,003	1.02%	0.28%	0.74%
Net Cratos CLO contractual interest	$4,261	$	N/A	N/A	N/A	N/A

At JMP Credit, for the quarter ended September 30, 2012, total interest income of $7.2 million was comprised of contractual interest earned on Cratos CLO loans of $5.5 million, purchase discounts and other deferred fee amortization of $0.6 million and non-cash liquidity discount accretion of $1.1 million. Contractual interest was earned on the performing loans held by Cratos CLO. The non-cash liquidity discount accretion of $1.1 million included a $0.1 million adjustment to previously recognized accretion due to unscheduled principal payments. The annualized weighted average contractual interest rate (excluding the liquidity discount accretion) on the performing loans was 5.00% with a spread to weighted average LIBOR of 4.55% for the quarter ended September 30, 2012. The Company recognized $40.1 thousand of interest income, other than the accretion of liquidity discounts on those loans deemed impaired at the acquisition of Cratos, for the two impaired loans with an aggregate weighted average loan balance of $1.5 million that were on non-accrual status during the quarter.

At JMP Credit, for the quarter ended September 30, 2011, total interest income of $7.2 million was comprised of contractual interest earned on Cratos CLO loans of $5.4 million, purchase discounts and other deferred fee amortization of $0.5 million and non-cash liquidity discount accretion of $1.3 million. Contractual interest was earned on the performing loans held by Cratos CLO. The non-cash liquidity discount accretion of $1.3 million included a $0.2 million adjustment to previously recognized accretion due to unscheduled principal payments. The annualized weighted average contractual interest rate (excluding the liquidity discount accretion) on the performing loans was 4.74% with a spread to weighted average LIBOR of 4.46% for the quarter ended September 30, 2011. The Company recognized $37.7 thousand of interest income, other than the accretion of liquidity discounts on those loans deemed impaired at the acquisition of Cratos, for the three impaired loans with an aggregate weighted average loan balance of $14.3 million that were on non-accrual status during the quarter.

Interest Expense

Interest expense increased $1.1 million, or 11.8%, from $9.0 million for the three months ended September 30, 2011 to $10.1 million for the same period in 2012. The increase was primarily related to JMP Credit, which recorded interest expense of $9.9 million and $8.8 million for the three months ended September 30, 2012 and 2011, respectively.

At JMP Credit, for the quarter ended September 30, 2012, interest expense of $9.9 million was comprised of interest expense on ABS issued of $1.3 million and non-cash amortization of the liquidity discount on the ABS issued of $8.6 million. The annualized weighted average cost of funds (excluding the liquidity discount amortization) for the ABS issued during the quarter was 1.19% with a spread to weighted average LIBOR of 0.74%.

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

Provision for Loan Losses

We recorded a reversal of general reserves of $0.1 million and a provision of $0.1 million during the quarters ended September 30, 2012 and September 30, 2011, both recorded as a general reserve against performing loans.

Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, increased $1.4 million, or 8.7%, from $16.0 million for the quarter ended September 30, 2011 to $17.4 million for the quarter ended September 30, 2012.

Employee payroll, taxes and benefits, and consultant fees were $8.5 million for both the quarters ended September 30, 2011 and 2012, respectively.

Performance-based bonus and commission increased $1.2 million, or 16.2%, from $7.4 million for the quarter ended September 30, 2011 to $8.6 million for the quarter ended September 30, 2012. The increase was primarily due to the increase in total net revenues after provision for loan losses from $17.4 million for the quarter ended September 30, 2011 to $18.1 million for the same period in 2012.

Equity-based compensation was $0.1 million and $0.2 million for the quarters ended September 30, 2011 and 2012, respectively. The total equity-based compensation expense for the quarter ended September 30, 2011 and 2012 included $0.1 million and $0.2 million, respectively, recognized for RSUs granted after the IPO.

Compensation and benefits as a percentage of revenues increased from 91.9% of total net revenues after provision for loan losses for the quarter ended September 30, 2011 to 95.7% for the same period in 2012. Approximately $3.2 million and $4.2 million of the unrealized loss on HGC for the quarters ended September 30, 2011 and 2012, respectively, was attributable to non-controlling interest holders and therefore, did not have associated performance-based bonus expense, resulting in the higher percentages for these periods.

Administration

Administration expense decreased $0.6 million from $2.2 million for the quarter ended September 30, 2011 to $1.6 million for the quarter ended September 30, 2012. As a percentage of total net revenues after provision for loan losses, administration expense decreased from 12.9% for the quarter ended September 30, 2011 to 9.1% for the same period in 2012.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $1.3 million and $0.9 million for the quarters ended September 30, 2011 and September 30, 2012, respectively. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 7.3% for the quarter ended September 30, 2011 to 5.0% for the same period in 2012.

Travel and Business Development

Travel and business development expense decreased from $1.1 million for the quarter ended September 30, 2011 to $0.7 million for the same period in 2012. As a percentage of total net revenues after provision for loan losses, travel and business development expense decreased from 6.4% for the quarter ended September 30, 2011 to 4.1% for the same period in 2012.

Communications and Technology

Communications and technology expense decreased from $1.0 million for the quarter ended September 30, 2011 to $0.9 million for the same period in 2012. As a percentage of total net revenues after provision for loan losses, communications and technology expense decreased from 5.8% for the quarter ended September 30, 2011 to 5.0% for the same period in 2012.

Professional Fees

Professional fees were $0.8 million and $1.0 million for the quarters ended September 30, 2011 and September 30, 2012, respectively. As a percentage of total net revenues after provision for loan losses, professional fees increased from 4.6% for the quarter ended September 30, 2011 to 5.3% for the same period in 2012.

 Other Expenses

Other expenses were $1.0 and $1.1 million for the quarters ended September 30, 2011 and 2012, respectively. As a percentage of total net revenues after provision for loan losses, other expenses were 6.2% and 6.1% for the quarters ended September 30, 2011 and 2012, respectively.

Net Income (Loss) Attributable to Non-controlling Interest

Net loss attributable to non-controlling interest decreased from $3.1 million for the quarter ended September 30, 2011 to $2.9 million for the quarter ended September 30, 2012. Non-controlling interest for the quarter ended September 30, 2012 includes the interest of third parties in Cratos CLO, HCC and HGC, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the quarter ended September 30, 2011 includes the interest of third parties in Cratos CLO, and HGC, partially-owned subsidiaries consolidated in our financial statements.

Provision for Income Taxes

For the quarter ended September 30, 2011 and 2012, we recorded income tax benefits of $1.4 million and of $0.9 million, respectively. The effective tax rates for the quarters ended September 30, 2011 and 2012 were 23.1% and 16.2%, respectively. The 6.9% change in the effective tax rate for the quarter ended September 30, 2012 compared to same period in 2011 was primarily attributable to the income associated with HGC which is consolidated for financial reporting purposes but not for tax purposes.

Nine months ended September 30, 2012, Compared to Nine months ended September 30, 2011

Overview

Total net revenues after provision for loan losses decreased $15.6 million, or 17.0%, from $91.7 million for the nine months ended September 30, 2011 to $76.1 million for the nine months ended September 30, 2012, driven by a decrease in non-interest revenues of $9.4 million as well as a decrease in net interest income of $4.9 million.

Non-interest revenues decreased $9.5 million, or 10.2%, from $92.9 million for the nine months ended September 30, 2011 to $83.4 million in the same period in 2012, primarily due to a $12.3 million decrease in the sale and payoff of loans, a $4.2 million decrease in asset management fee, a $3.1 million decrease in brokerage revenues, partially offset by an increase of $12.4 million in the principal transaction revenues.

Net interest expense increased $4.8 million, from $0.7 million for the nine months ended September 30, 2011 to $5.5 million for the same period in 2012. The increase primarily related to the net interest expense of JMP Credit, which increased from $0.7 million for the nine months ended September 30, 2011 to $7.6 million for the nine months ended September 30, 2012 as a result of increased net liquidity discount amortization. This increase in net interest expense was partially offset by an increase in net interest income at HCC from a $3.9 thousand net interest expense for the nine months ended September 30, 2011 to net interest income of $1.8 million for the nine months ended September 30, 2012.

Provision for loan losses increased $1.3 million, or 279.9%, from $0.5 million for the nine months ended September 30, 2011 to $1.8 million for the same period in 2012, primarily attributed to a specific reserve recorded against a non-performing loan purchased with the Cratos acquisition.

Total non-interest expenses decreased $12.6 million, or 14.6%, from $86.4 million for the nine months ended September 30, 2011 to $73.8 million for the nine months ended September 30, 2012, primarily due to a decrease in compensation and benefits of $10.4 million compared to the nine months ended September 30, 2011.

Net income attributable to JMP Group Inc. decreased $6.3 million, or 185.9%, from $3.4 million after income tax expense of $2.4 million for the nine months ended September 30, 2011 to a loss of $2.9 million after income tax benefit of $1.5 million for the nine months ended September 30, 2012.

Revenues

Investment Banking

Investment banking revenues decreased $2.3 million, or 5.8%, from $40.3 million for the nine months ended September 30, 2011 to $38.0 million for the same period in 2012. As a percentage of total net revenues after provision for loan losses, investment banking revenues increased from 44.0% for the nine months ended September 30, 2011 to 49.9% for the nine months ended September 30, 2012. Our debt and convertible revenues decreased $3.9 million, or 61.8% from $6.3 million in the nine months ended September 30, 2011 to $2.4 million for the nine months ended September 30, 2012. We executed 13 debt and convertible transactions in the nine months ended September 30, 2012 compared to seven in the same period in 2011. Public equity underwriting revenues decreased $0.6 million, or 2.5%, from $25.7 million for the nine months ended September 30, 2011 to $25.1 million for the nine months ended September 30, 2012. We executed 67 and 53 public equity underwriting transactions in the nine months ended September 30, 2012 and 2011, respectively. We acted as lead manager on nine and 13 transactions in the nine months ended September 30, 2011 and 2012, respectively. Our strategic advisory revenues increased $1.6 million, or 36.1%, from $4.7 million for the nine months ended September 30, 2011 to $6.3 million for the nine months ended September 30, 2012. We executed nine strategic advisory transactions in the nine months ended September 30, 2012 compared to 10 in the nine months ended September 30, 2011. Private capital markets and other revenues increased $0.5 million, or 13.6%, from $3.7 million for the nine months ended September 30, 2011 to $4.2 million for the same period in 2012. We executed five transactions related to private capital markets and other in the nine months ended September 30, 2011 and seven transactions in the same period in 2012.

Brokerage Revenues

Brokerage revenues decreased $3.1 million, or 16.0%, from $19.4 million for the nine months ended September 30, 2011 to $16.3 million for the nine months ended September 30, 2012. The decrease was primarily the result of reduced trading volume. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 21.1% for the nine months ended September 30, 2011 to 21.4% for the nine months ended September 30, 2012.

Asset Management Fees

Asset management fees decreased $4.2 million, or 28.0%, from $14.9 million for the nine months ended September 30, 2011 to $10.7 million for the nine months ended September 30, 2012. Asset management fees include base management fees and incentive fees for funds and CLOs under management. Base management fees were $7.1 million for both the nine months ended September 30, 2011 and 2012. Incentive fees decreased from $7.8 million for the nine months ended September 30, 2011 to $3.6 million for the same period in 2012. The decrease in incentive fees primarily related to a decrease of $3.8 million due to incentive fees earned at Harvest Small Cap Partners and a decrease of $0.9 million of incentive fees earned at NYMT. As a percentage of total net revenues after provision for loan losses, asset management fees decreased from 16.2% for the nine months ended September 30, 2011 to 14.1% for the same period in 2012.

Principal Transactions

Principal transaction revenues increased $12.4 million, from a $0.1 million loss for the nine months ended September 30, 2011 to $12.3 million for the same period in 2012. The increase reflects higher revenues from our investments in equity and other securities. Revenues from equity and other securities increased $9.3 million from $0.2 million for the nine months ended September 30, 2011 to $9.5 million for the same period in 2012, driven primarily by a $7.5 million increase in gains in our HGC investments and a $1.7 million increase in gains related to our principal investment portfolio. Revenues from our family of hedge funds and funds of funds increased $1.7 million, from $0.3 million for the nine months ended September 30, 2011 to $2.0 million for the same period in 2012, driven primarily from a $1.3 million increase in our HDP investments. Revenues from our warrants and other investments increased $1.4 million from a $0.6 million loss for the nine months ended September 30, 2011 to a $0.8 million gain for the same period in 2012, driven primarily by a $0.9 million gain in redemptions from Sanctuary. As a percentage of total net revenues after provision for loan losses, principal transaction revenues increased from 0.1% for the nine months ended September 30, 2011 to 16.2% for the same period in 2012.

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans decreased $12.4 million from $15.0 million for the nine months ended September 30, 2011 to $2.6 million for the same period in 2012, all of which was generated at JMP Credit. During the nine months ended September 30, 2012, 67 loans were sold or paid off, resulting in a total net gain of $2.4 million. Of the $2.4 million net gain, $1.7 million resulted from loans acquired in the 2009 acquisition of Cratos and $0.7 million was the result of activity from the loans acquired subsequent to the acquisition. An additional $0.2 million gain was recorded to reflect fair value adjustments of the loan held for sale. $2.7 million of the net gain was related to 46 loan payoffs, where the borrowers repaid the loans at par, which was a premium to our carrying value. While we expect further gains in future periods, these revenues are highly unpredictable as we are not actively marketing the loans collateralizing asset-backed securities for sale and the remaining amount of discount from the 2009 acquisition continues to be reduced by the loan liquidity discount accretion even if there are no further gains to be recognized. As a percentage of total net revenues after provision for loan losses, gain on sale and payoff of loans decreased from 16.3% for the nine months ended September 30, 2011 to 3.5% for the same period in 2012.

Net Dividend Income

Net dividend income was income of $0.9 million and a loss of $25.0 thousand for the nine months ended September 30, 2011 and 2012, respectively. For the nine months ended September 30, 2011, dividend income was primarily comprised of dividend income from our investments in NYMT and in our principal investment portfolio. Refer to Note 2 in the Company's 10-K for additional information regarding the termination of the advisory agreement between HCS and NYMT.

Other Income

Other income increased $1.0 million, or 38.3%, from $2.5 million for the nine months ended September 30, 2011 to $3.5 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2012 other income included $1.7 million revenues associated with the conclusion of HCS's advisory relationship with NYMT. Refer to Note 2 in the Company's 2011 10-K for additional information regarding the termination of the advisory agreement between HCS and NYMT.

Interest Income

Interest income decreased $1.7 million from $25.8 million for the nine months ended September 30, 2011 to $24.1 million for the same period in 2012. The decrease related to JMP Credit, which recorded interest income of $35.6 million and $21.3 million for the nine months ended September 30, 2011 and 2012, respectively. The decrease was partially offset by increases related to HCC, which recorded interest income of $12.7 thousand and $2.4 million for the nine months ended September 30, 2011 and 2012, respectively. As a percentage of total net revenues after provision for loan losses, interest income increased from 28.1% for the nine months ended September 30, 2011 to 31.6% for the same period in 2012.

The following table sets forth components of net interest expense for the nine months ended September 30, 2012 and 2011:

(In thousands)	Nine Months Ended September 30,
	2012	2011
Cratos CLO loan contractual interest income	$16,276	$16,305
Cratos CLO ABS issued contractual interest expense	(3,974)	(3,352)
Net Cratos CLO contractual interest	12,302	12,953

Cratos CLO loan liquidity discount accretion	3,275	7,530
Cratos CLO ABS liquidity discount amortization	(24,905)	(22,397)
Net Cratos CLO liquidity discount amortization	(21,630)	(14,867)

HCC interest income	2,429	13
HCC interest expense	(664)	(17)
Total net interest income	$1,765	$(4)

Other interest income	2,071	1,951
Other interest expense	(30)	(694)
Total net interest income	$(5,522)	$(661)

Total net interest expense increased from $0.7 million for the nine months ended September 30, 2011 to $5.5 million for the same period in 2012, primarily due to reduced loan liquidity discount accretion, offset by an increase in interest income related to HCC. As loans acquired in the 2009 acquisition of Cratos are sold or paid off, the remaining loan liquidity discount to accrete is reduced, thereby lowering the discount accretion and total net interest income.

The following tables set forth contractual interest income and expense related to Cratos CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Nine Months Ended September 30, 2012
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR

Cratos CLO loan contractual interest income	$16,276		$431,112	4.96%	0.47%	4.49%
Cratos CLO ABS issued contractual interest expense	(3,974)		431,003	1.21%	0.47%	0.74%
Net Cratos CLO contractual interest	$12,302	$	N/A	N/A	N/A	N/A

(In thousands)	Nine Months Ended September 30, 2011
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR

Cratos CLO loan contractual interest income	$16,305		$445,293	4.83%	0.29%	4.54%
Cratos CLO ABS issued contractual interest expense	(3,352)		431,003	1.03%	0.29%	0.74%
Net Cratos CLO contractual interest	$12,953	$	N/A	N/A	N/A	N/A

At JMP Credit, for the nine months ended September 30, 2012, total interest income of $21.3 million was comprised of contractual interest earned on Cratos CLO loans of $16.3 million, purchase discounts and other deferred fee amortization of $1.7 million and non-cash liquidity discount accretion of $3.3 million. Contractual interest was earned on the performing loans held by Cratos CLO. The non-cash liquidity discount accretion of $3.3 million included a $0.1 million adjustment to previously recognized accretion due to unscheduled principal payments. The annualized weighted average contractual interest rate (excluding the liquidity discount accretion) on the performing loans was 4.96% with a spread to weighted average LIBOR of 4.49% for the nine months ended September 30, 2012. The Company recognized $126.4 thousand of interest income, other than the accretion of liquidity discounts on those loans deemed impaired at the acquisition of Cratos, for the three impaired loans with an aggregate weighted average loan balance of $2.3 million that were on non-accrual status during the nine months ended September 30, 2012.

At JMP Credit, for the nine months ended September 30, 2011, total interest income of $25.1 million was comprised of contractual interest earned on Cratos CLO loans of $16.3 million, purchase discounts and other deferred fee amortization of $1.3 million and non-cash liquidity discount accretion of $7.5 million. Contractual interest was earned on the performing loans held by Cratos CLO. The non-cash liquidity discount accretion of $7.5 million included a $0.4 million adjustment to previously recognized accretion due to unscheduled principal payments. The annualized weighted average contractual interest rate (excluding the liquidity discount accretion) on the performing loans was 4.83% with a spread to weighted average LIBOR of 4.54% for the nine months ended September 30, 2011. The Company recognized $163.6 thousand of interest income, other than the accretion of liquidity discounts on those loans deemed impaired at the acquisition of Cratos, for the four impaired loans with an aggregate weighted average loan balance of $11.8 million that were on non-accrual status during the nine months ended September 30, 2011.

Interest Expense

Interest expense increased $3.1 million, or 11.8%, from $26.5 million for the nine months ended September 30, 2011 to $29.6 million for the same period in 2012. The increase was primarily related to JMP Credit, which recorded interest expense of $25.8 million and $28.9 million for the nine months ended September 30, 2011 and 2012, respectively.

At JMP Credit, for the nine months ended September 30, 2012, interest expense of $28.9 million was comprised of interest expense on ABS issued of $4.0 million and non-cash amortization of the liquidity discount on the ABS issued of $24.9 million. The annualized weighted average cost of funds (excluding the liquidity discount amortization) for the ABS issued during the nine months ended September 30, 2012 was 1.21% with a spread to weighted average LIBOR of 0.74%.

At JMP Credit, for the nine months ended September 30, 2011, interest expense of $25.8 million was comprised of interest expense on ABS issued of $3.4 million and non-cash amortization of the liquidity discount on the ABS issued of $22.4 million. The annualized weighted average cost of funds (excluding the liquidity discount amortization) for the ABS issued during the nine months ended September 30, 2011 was 1.03% with a spread to weighted average LIBOR of 0.74%.

Provision for Loan Losses

Provision for loan losses increased from $0.5 million for the nine months ended September 30, 2011 to $1.8 million for the same period in 2012. For the nine months ended September 30, 2012, $1.0 million was recorded as a specific reserve against a non-performing loan that was purchased with the Cratos acquisition. The remainder was recorded as a general reserve against performing loans.

Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, decreased $10.4 million, or 15.7%, from $66.2 million for the nine months ended September 30, 2011 to $55.8 million for the nine months ended September 30, 2012.

Employee payroll, taxes and benefits, and consultant fees, increased $0.3 million, or 1.3%, from $25.6 million for the nine months ended September 30, 2011 to $25.9 million for the same period in 2012, primarily due to the effect of base pay increases and promotions made in the first quarter.

Performance-based bonus and commission decreased $10.2 million, or 25.7%, from $39.5 million for the nine months ended September 30, 2011 to $29.3 million for the nine months ended September 30, 2012. The decrease was primarily due to the decrease in total net revenues after provision for loan losses from $91.7 million for the nine months ended September 30, 2011 to $76.1 million for the same period in 2012.

Equity-based compensation decreased $0.5 million, or 48.8%, from $1.1 million for the nine months ended September 30, 2011 to $0.6 million for the nine months ended September 30, 2012 primarily due to a $0.8 million reduction in the amortization expense for RSUs granted in connection with the IPO. The total equity-based compensation expense for the nine months ended September 30, 2011 and 2012 included $0.8 million and zero, respectively, recognized for RSUs granted in connection with the IPO and $0.4 million and $0.7 million recognized for RSUs granted after the IPO, respectively.

Compensation and benefits as a percentage of revenues increased from 72.2% of total net revenues after provision for loan losses for the nine months ended September 30, 2011 to 73.4% for the same period in 2012.

Administration

Administration expenses decreased $0.5 million, or 9.0%, from $5.1 million for the nine months ended September 30, 2011 to $4.6 million for the nine months ended September 30, 2012. As a percentage of total net revenues after provision for loan losses, administration expense increased from 5.5% of total net revenues after provision for loan losses for the nine months ended September 30, 2011 to 6.0% for the same period in 2012.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees decreased $0.9 million, or 25.2%, from $3.6 million for the nine months ended September 30, 2011 to $2.7 million for the nine months ended September 30, 2012. The decrease was primarily due to a decrease in trading volume. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 3.9% for the nine months ended September 30, 2011 to 3.5% for the same period in 2012.

Travel and Business Development

Travel and business development expense were $2.6 million and $2.4 million for the nine months ended September 30, 2011 and September 30, 2012, respectively. As a percentage of total net revenues after provision for loan losses, travel and business development expense increased from 2.8% for the nine months ended September 30, 2011 to 3.2% for the same period in 2012.

Communications and Technology

Communications and technology expense decreased from $2.9 million for the nine months ended September 30, 2011 to $2.6 million for the nine months ended September 30, 2012. As a percentage of total net revenues after provision for loan losses, communications and technology expense increased from 3.2% for the nine months ended September 30, 2011 to 3.5% for the same period in 2012.

Professional Fees

Professional fees were $2.3 million for the nine months ended September 30, 2011 and 2012. As a percentage of total net revenues after provision for loan losses, professional fees increased from 2.5% for the nine months ended September 30, 2011 to 3.1% for the same period in 2012.

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

Other Expenses

Other expenses were $3.1 million and $3.3 million for the nine months ended September 30, 2011 and 2012, respectively. As a percentage of total net revenues after provision for loan losses, other expenses increased from 3.4% for the nine months ended September 30, 2011 to 4.3% for the same period in 2012.

Net Income (Loss) Attributable to Non-controlling Interest

Net income attributable to non-controlling interest increased $7.3 million from a $0.5 million loss for the nine months ended September 30, 2011 to $6.8 million for the nine months ended September 30, 2012. Non-controlling interest for the nine months ended September 30, 2012 includes the interest of third parties in Cratos CLO, HCC and HGC, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the nine months ended September 30, 2011 includes the interest of third parties in Cratos CLO, and HGC, partially-owned subsidiaries consolidated in our financial statements.

Provision for Income Taxes

For the nine months ended September 30, 2011 and 2012, we recorded tax expense of $2.4 million and tax benefit of $1.5 million, respectively. The effective tax rates for the nine months ended September 30, 2011 and 2012 was 44.3% and a negative 66.3%, respectively. The 110.6% change in the effective tax rates was primarily attributable to the income associated with HGC which is consolidated for financial reporting purposes but not for tax purposes. Income attributed to HGC non-controlling interest increased from $0.9 million for the nine months ended September 30, 2011 to $6.0 million for the same period in 2012.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital resources and liquidity for the three and nine months ended September 30, 2012 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of September 30, 2012, we had net liquid assets of $49.7 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, note payable and non-controlling interest. We have satisfied our capital and liquidity requirements primarily through the net proceeds from the IPO and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, small business loans, and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. At September 30, 2012 and December 31, 2011, the Company carried Level 3 assets (financial instruments whose fair value was determined using significant unobservable inputs that are not corroborated by market data) of $45.1 million and $24.0 million, respectively, at fair value, which represented 6.6% and 3.6% of total assets, respectively. Level 3 assets increased $21.1 million, due to the purchased new assets (primarily private equity securities) of $17.3 million, the unrealized gain of $5.1 million, partially offset by the transfers of certain private equity securities into Level 2 of $1.2 million. The $5.1 million unrealized gain from Level 3 assets primarily reflected the gains in the comparable public companies used in the valuation of private equity securities. The transfers into Level 2 were a result of the observability of fair value associated with the equity securities in HGC and JMP Capital.

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

For financial reporting purposes, the loans and asset-backed securities of Cratos CLO are consolidated on our balance sheet. The loans are reported at their cost adjusted for amortization of liquidity discount and credit reserves, both of which were recorded at the Cratos acquisition date, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discount only. At September 30, 2012, we had $402.2 million of loans collateralizing asset-backed securities, net, $3.2 million of loans held for sale, $50.8 million of restricted cash and $1.2 million of interest receivable funded by $406.5 million of asset-backed securities issued, net, and interest payable of $0.6 million. These assets and liabilities represented 66.8% of total assets and 79.7% of total liabilities respectively, reported on our consolidated statement of financial condition at September 30, 2012.

The tables below summarize the loans held by Cratos CLO grouped by range of outstanding balance, industry and Moody’s Investors Services, Inc. rating category as of September 30, 2012.

(Dollars in thousands)			As of September 30, 2012
Range of Outstanding Balance			Number of Loans	Maturity Date			Total Principal

$0	-	$500	29	8/2015	-	8/2019	12,205
$500	-	$2,000	135	12/2012	-	8/2019	177,119
$2,000	-	$5,000	74	3/2013	-	9/2019	212,868
$5,000	-	$10,000	4	2/2013	-	7/2017	21,866
	Total		242				$424,058

(Dollars in thousands)	As of September 30, 2012
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Healthcare, Education & Childcare	25	52,344	12.3%
Retail Store	17	31,882	7.4%
Diversified/Conglomerate Service	21	30,328	7.1%
Chemicals, Plastics and Rubber	16	29,928	7.0%
Electronics	14	26,318	6.2%
Telecommunications	11	24,672	5.8%
Beverage, Food & Tobacco	13	23,609	5.6%
Leisure , Amusement, Motion Pictures & Entertainment	10	20,963	4.9%
Personal &Non-Durable Consumer Products	10	18,028	4.3%
Hotels, Motels, Inns and Gaming	6	16,975	4.0%
Aerospace & Defense	11	16,379	3.9%
Utilities	7	15,561	3.7%
Personal, Food & Misc Services	10	12,480	2.9%
Diversified/Conglomerate Mfg	9	11,063	2.6%
Automobile	7	10,495	2.5%
Broadcasting & Entertainmt.	6	9,218	2.2%
Banking	6	8,739	2.1%
Machinery (Non-Agriculture,Non-Construction & Non-Electronic)	4	7,446	1.7%
Insurance	2	5,779	1.4%
Printing & Publishing	2	5,653	1.3%
Personal Transportation	3	5,580	1.3%
Grocery	3	5,385	1.3%
Finance	5	5,185	1.2%
Buildings and Real Estate	2	4,997	1.2%
Ecological	4	4,919	1.2%
Farming & Agriculture	2	3,735	0.9%
Textiles & Leather	4	3,615	0.9%
Cargo Transport	2	3,473	0.8%
Containers, Packaging and Glass	3	2,480	0.6%
Oil & Gas	3	1,935	0.5%
Diversified Natural Resources, Precious Metals and Minerals	1	1,536	0.4%
Home and Office Furnishings, Housewares and Durable Consumer Products	1	1,497	0.4%
Mining, Steel, Iron and Non-Precious Metals	1	1,365	0.3%
Personal and Non-Durable Consumer Products (mfg only)	1	496	0.1%
Total	242	$424,058	100.0%

(Dollars in thousands)	As of September 30, 2012
Moody's Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
Baa3	1	4,930	1.2%
Ba1	10	21,739	5.1%
Ba2	16	32,218	7.6%
Ba3	40	75,205	17.7%
B1	76	122,001	28.8%
B2	81	131,661	31.0%
B3	13	25,640	6.0%
Caa1	1	1,950	0.5%
Caa2	1	2,302	0.5%
Caa3	3	6,412	1.6%
Total	242	$424,058	100.0%

Other Liquidity Considerations

As of September 30, 2012 the Company had two term loans with City National Bank (“CNB”) in the aggregate amount of $12.7 million under the Credit Agreement entered into on August 3, 2006 by and between the Company and the Lender, as amended by Amendment Number One to Credit Agreement, dated as of December 17, 2007, Amendment Number Two to Credit Agreement, dated as of March 27, 2008, Amendment Number Three (the "Third Amendment"), dated as of December 31, 2008, Amendment Number Four to Credit Agreement and Waiver, dated as of January 28, 2010, Amendment Number Five (the "Fifth Amendment") on April 8, 2011, and Amendment Number Six (the "Sixth Amendment"), dated as of August 24, 2011 (collectively, the "Credit Agreement").

On December 31, 2010, pursuant to the provisions of the Third Amendment, the outstanding revolving loan of $21.0 million was converted into a single term loan of $21.0 million which will fully mature on December 31, 2013. The outstanding balance on this term loan was $10.5 million as of September 30, 2012. The Company also had $2.2 million outstanding on its other term loan with CNB as of September 30, 2012.

Both term loans bear interest at LIBOR plus 2.25%. On May 29, 2010 the Company entered into an interest rate cap with the lender to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the counterparty in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the line of credit and term loan to such rate. The cap had an initial notional principal amount of $27.1 million (as the remaining balance available under the revolving line of credit was drawn down on July 1, 2010), indexed to LIBOR and amortizes in accordance with the amortization of the revolving line of credit and term loan. The notional principal amount of the cap was $12.7 million at September 30, 2012, with a recorded fair value of $0.1 thousand. Changes in the fair value are recorded in other comprehensive income.

Under the Fifth Amendment, JMP Securities entered into a $20.0 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. Draws on the revolving line of credit bear interest at the rate of prime and were available through April 8, 2012 on which date, if there were an existing outstanding amount, it would convert to a loan maturing on April 8, 2013. On May 24, 2012, the line of credit conversion date was extended from April 8, 2012 to May 24, 2014. There was no borrowing on this line of credit as of September 30, 2012.

Under the Sixth Amendment, JMP Group LLC, a wholly-owned subsidiary of JMP Group Inc., entered into a new line of credit of up to $30.0 million to the extent the aggregate outstanding balance of all facilities does not exceed $55.0 million. The new line of credit will remain available through August 24, 2013. On such date, any outstanding amount converts into a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity on August 24, 2017. The Amendment also was amended to permit additional investments. The Company anticipates that the proceeds will be used to fund certain commitments to Harvest Capital Credit LLC, to repurchase Company stock and other permitted investments, and for other general working capital purposes. The Company's outstanding balance on this line of credit was $10.0 million as of September 30, 2012.

Subsequent to the quarter end, on October 11, 2012, JMP Group LLC entered into an amended and restated credit agreement with CNB, which increased the allowable aggregate outstanding balances of all facilities from $55.0 million to $58.5 million, while reducing the revolving subordinated line of credit from $20.0 million to $10.0 million. Pursuant to this amendment, CNB also has agreed to extend a $15.0 million term loan within the allowable aggregate outstanding balances to JMP Group on or prior to March 31, 2013. This term loan would be repaid in quarterly installments of $1.2 million beginning March 31, 2013 and continuing through September 30, 2016, with a final payment of $1.3 million on December 31, 2016.

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

The Company currently intends to declare quarterly cash dividends on all outstanding shares of common stock. The Company currently does not plan to pay dividends on unvested shares of restricted stock. In March 2012, the Company’s board of directors declared and paid a quarterly cash dividend of $0.03 per share, for the fourth quarter of 2011. In April 2012, the Company's board of directors declared and paid a quarterly cash dividend of $0.035 per share, for the first quarter of 2012. In August 2012, the Company's board of directors declared and paid a quarterly cash dividend of $0.035 per share, for the second quarter of 2012.

During the three and nine months ended September 30, 2012, the Company repurchased 58,936 and 702,579 shares of the Company’s common stock at an average price of $5.57 per share and $6.89 per share for an aggregate purchase price of $0.3 million and $4.8 million, respectively. 7,336 and 588,564 shares repurchased during the three and nine months ended September 30, 2012, respectively, were deemed to have been repurchased in connection with employee stock plans, whereby the Company's shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company. The remaining shares repurchased in the nine months ended September 30, 2012 were repurchased in the open market.

We had total restricted cash of $63.5 million comprised primarily of $50.8 million of restricted cash at JMP Credit on September 30, 2012. This balance comprised of $3.9 million in interest received from loans in the CLO and $46.9 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLO. The principal restricted cash will be used to buy additional loans.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the SEC’s Uniform Net Capital Rule. We use the basic method permitted by the Uniform Net Capital Rule to compute net capital, which generally requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of $34.0 million and $38.0 million, which were $33.0 million and $37.0 million in excess of the required net capital of $1.0 million at September 30, 2012 and December 31, 2011, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.19 to 1 and 0.26 to 1 at September 30, 2012 and December 31, 2011.

A condensed table of cash flows for the nine months ended September 30, 2012 and 2011 is presented below.

(Dollars in thousands)	Nine Months Ended September 30,		Change from 2011 to 2012
	2012	2011	$	%
Cash flows provided by operating activities	$2,651	$8,228	$(5,577)	-67.8%
Cash flows used in investing activities	(29,044)	(7,932)	(21,112)	-266.2%
Cash flows provided by (used in) financing activities	15,720	(3,690)	19,410	526.0%
Total cash flows	$(10,673)	$(3,394)	$(7,279)	-214.5%

Cash Flows for the Nine months ended September 30, 2012

Cash decreased by $10.7 million during the nine months ended September 30, 2012, as a result of cash used in investing activities, partially offset by cash provided by operating and financing activities.

Our operating activities provided $2.7 million of cash from the net income of $3.9 million, adjusted for the cash provided by non-cash revenue and expense items of $8.6 million and used in operating assets and liabilities of $9.8 million. The cash provided by operating assets and liabilities included a $11.2 million decrease in accrued compensation and a $8.7 million increase in receivables, partially offset by an $9.8 million decrease in marketable securities and a $0.5 million increase in marketable securities sold, but not yet purchased.

Our investing activities used $29.0 million of cash primarily due to funding of loans collateralizing ABS of $122.5 million, purchases of other investments of $19.9 million, and funding of small business loans of $18.5 million, partially offset by cash provided by sales and payoff of loans collateralizing ABS of $111.7 million, and repayments on loans collateralizing ABS of $25.5 million.

Our financing activities provided $15.7 million of cash primarily due to the contributions of non-controlling interest holders of $24.6 million and a $10.0 million draw on a line of credit, partially offset by the repayment of notes payable of $6.6 million and distributions to non-controlling interest holders of $5.3 million.

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

Our financing activities used $3.7 million of cash primarily due to the repurchase of our common stock for treasury of $5.0 million, repayment of notes payable of $4.8 million, partially offset by contributions of non-controlling interest holders of $9.3 million.

 Contractual Obligations

As of September 30, 2012, our aggregate minimum future commitment on our leases was $20.4 million. See Note 14 of the Notes to the consolidated financial statements for more information. With exception of our lease commitments, our contractual obligations have not materially changed from those reported in our 2011 10-K.

Off-Balance Sheet Arrangements

In connection with Cratos CLO, the Company had unfunded commitments to lend of $18.6 million and standby letters of credit of $0.8 million as of September 30, 2012. The funds for the unfunded commitments to lend and the cash collateral supporting these standby letters of credit are included in restricted cash on the Consolidated Statement of Financial Position as of September 30, 2012. These commitments do not extend to JMP Group Inc. See Note 19 of the Notes to the consolidated financial statements for more information on the financial instruments with off-balance sheet risk in connection with Cratos CLO.

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

We had no other material off-balance sheet arrangements as of September 30, 2012. However, as described below under “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $14.5 million as of September 30, 2012. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $11.4 million as of September 30, 2012.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended September 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1, 2012 to July 31, 2012	-	$-	-	465,395
August 1, 2012 to August 31, 2012	33,747	$5.67	33,747	431,648
September 1, 2012 to September 31, 2012	25,189	$5.43	25,189	406,459
Total	58,936		58,936

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

Date: November 1, 2012

JMP Group Inc.

By:	/s/ JOSEPH A. JOLSON
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ RAYMOND S. JACKSON
Name:	Raymond S. Jackson
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.20.4	Amended and Restated Credit Agreement, dated October 11, 2012 (furnished herewith).

10.20.5	Amendment Number Two to Revolving Note and Cash Subordination Agreement & Revolving Note, dated October 11, 2012 (furnished herewith).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).