Form 10-K
period 2012-12-31
JMP Group Inc.
filed 2013-03-08
CIK 1383803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

Large Accelerated Filer   ☐     Accelerated Filer   ☒     Non-Accelerated Filer   ☐     Smaller Reporting Company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2012 as reported on The New York Stock Exchange was $101,182,705.

As of February 28, 2013 there were 22,618,876 shares of the registrant’s common stock outstanding.

Documents incorporated by reference:

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2013 annual meeting of stockholders to be held in June 2013 are incorporated by reference in this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, in this Form 10-K that are subject to risks and uncertainties. When we use the words “could,” “will likely result,” “if,” “in the event,” “may,” "might," "should," “shall,” “will,” “believe,” “expect,” “anticipate,” "plan," "predict," "potential," “project,” “intend,” “estimate,” “goal,” “objective,” "continue," or similar expressions, we intend to identify forward-looking statements. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. They also include statements concerning anticipated revenues, income or loss, capital expenditures, dividends, capital structure or other financial terms. The statements we make regarding the following subject matters are forward-looking by their nature:

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

•	the impact of changes in interest rates on the value of interest-bearing assets in which we invest;

•	our plans for the use of the principal restricted cash at JMP Credit Corporation ("JMP Credit") to buy additional loans or pay down collateralized loan obligation ("CLO") notes;

•	that the past performance of our funds are not indicative of our future performance;

•	the emergence of investment opportunities that offer attractive risk-adjustment returns on our investable assets;

•
our ability to take advantage of market opportunities as they arise in 2013 based on the strength of our capital position and the low level of leverage that we have traditionally employed in our business model;

•	our ability to satisfy our funding needs with existing internal and external financial sources;

•	the ability of our funds to raise capital in the long and short term;

•	our ability to depend on follow-on offerings, PIPEs and registered direct offerings to generate corporate finance revenues;

•	our ability to realize revenues through gain on sale and payoff of loans and gain on repurchase of asset-backed securities;

•	our ability to avoid restrictions imposed by the Investment Company Act of 1940;

•	that we do not anticipate any tax adjustments that will result in a material adverse affect on the our financial condition;

•	the impact of bonus compensation payments to our employees on our cash position;

•	the potential for unfunded commitments to expire and their impact on future cash requirements;

•	the impact of additional rulemaking by the Securities and Exchange Commission (the "SEC") with respect to soft dollar practices on our brokerage or asset management business;

•	our expectations regarding the likelihood of increased scrutiny of financial services firms from regulators;

•	the impact of recent pronouncements by the Financial Accounting Standards Board (the "FASB") on our financial position or operations;

•	the impact of existing claims and currently known threats against us on our business or financial condition;

•	our intention to declare dividends, our ability to do so without borrowing funds and our expected dividend rate; and

•	that we believe that our available liquidity and current level of equity capital will be adequate to meet our liquidity and regulatory capital requirements for the next twelve months.

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

•	the potential for volatility and weakness in the equity markets to adversely impact our sales and trading business, investment banking business, and ability to manage exposure to market risks;

•	the impact of worsening market conditions on our ability to serve as underwriter or placement agent;

•	the potential for uncertainty related to creditworthiness, volatility in the equity markets, and diminished access to financing to impact our merger, acquisition and advisory services;

•	our expectations regarding the effect of a market downturn on transaction volume, and therefore, our revenues;

•	the impact of securities related write-downs on our securities trading revenues;

•	the impact of the inability of companies to repay their borrowings on our principal investments;

•	our expectations regarding the impact of bankruptcies on our investment banking revenues;

•	the impact of a market downturn on management fees;

•	the potential for market declines to lead to an increase in litigation and arbitration claims;

•	our ability to pursue business opportunities in an environment of increased legislative or regulatory initiatives;

•	the potential effect of governmental fiscal and monetary policy to have a negative impact on our business;

•	the impact of any deterioration in the business environment of our target sectors on our revenues;

•	our expectation that the ability to recruit and retain professionals impacts our reputation, business, results of operations and financial condition;

•	the impact of larger firms on our ability to grow our business;

•	the impact of increased competition in the middle-market investment banking space on our market share and revenues;

•	the possibility of market and non-market factors to impact our stock price;

•	fluctuations in our stock price related to the performance of our investment banking division;

•	the impact of certain institutional, sales and trading client pricing arrangements on brokerage revenues;

•	the potential for larger and more frequent capital commitments in our trading and underwriting business to increase losses;

•	the potential for increased competition in the asset management sector to affect our ability to raise capital and generate positive economic results;

•	the impact of investment performance and redemptions on our asset management business;

•	the potential for fluctuations in the global credit markets to affect our CLO investments;

•	the impact of principal investment activities on our capital base;

•	exposure to volatile and illiquid securities and their impact on our business;

•	the ongoing fluctuations in the credit markets, including reduced access to capital and liquidity, and the costs of credit;

•	the impact of our increased leverage as a result of our January 2013 offering of 8.00% Senior Notes due 2023 (the "Senior Notes");

•	the impact of SEC, Financial Industry Regulatory Authority ("FINRA"), and various other self-regulatory organization requirements on our business;

•	the potential for risks related to infrastructure and operations to impact our business;

•	the potential for increased scrutiny of financial services firms to adversely impact our business;

•	the business risks posed by, potential conflicts of interest, employee misconduct, and business partner misconduct; and

•	the challenges posed when valuing non-marketable investments.

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

 Item 1.         Business

Overview

JMP Group, Inc., together with its subsidiaries (collectively, "the Company", "we" or "us"), is a full-service investment banking and asset management firm. We provide investment banking, sales and trading, and equity research services to corporate and institutional clients, and alternative asset management products and services to institutional investors and high net-worth individuals. In addition, we manage and invest in corporate credit instruments through collateralized loan obligations and direct investments.

We focus our efforts on small and middle-market companies in the following four growth industries: financial services, healthcare, real estate, and technology. Our specialization in these areas has enabled us to develop recognized expertise and to cultivate extensive industry relationships. As a result, we have established our firm as a key advisor for our corporate clients, a trusted resource for institutional investors, and an effective investment manager for our asset management clients. We currently operate from our headquarters in San Francisco and from additional offices in New York, Boston, Chicago, Minneapolis, and outside Philadelphia and Atlanta.

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

JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is a member of the FINRA. JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to, customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. JMP Securities provides equity research, sales and trading to institutional brokerage clients and capital raising and strategic advisory services to corporate clients. As of December 31, 2012, JMP Securities had 178 full-time employees, including 47 in equity research, 43 in sales and trading, 53 in investment banking and 35 in operations and administration.

HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors through investment partnerships and other entities managed by HCS. HCS launched Harvest Capital Credit LLC ("HCC") on August 18, 2011 to make direct investments in the form of subordinated debt and, to a lesser extent, senior debt and minority equity investments, in small to mid-size U.S. companies. On December 26, 2012, Harvest Capital Credit Corporation, an entity we formed solely for the purpose of acquiring HCC, filed a registration statement on Form N-2 with the SEC in connection with the proposed initial public offering of HCC, through Harvest Capital Credit Corporation, as a Business Development Company. As of December 31, 2012, HCC had three full-time employees. During the fiscal year ended December 31, 2012, HCS actively managed a family of six hedge funds, one hedge fund of funds, two private equity funds, and HCC. As of December 31, 2012, HCS had 32 full-time employees.

Effective April 7, 2009, through our wholly-owned subsidiary JMP Credit, we completed the acquisition of 100% of the membership interests of Cratos Capital Partners, LLC (which changed its name to JMP Credit Advisors LLC on July 12, 2010) and its subsidiaries, including Cratos Capital Management, LLC (collectively, “Cratos”), a manager of CLOs, together with certain securities of Cratos CLO I, Ltd. (“Cratos CLO”). During the fiscal year ended December 31, 2011, JMP Credit Advisors actively managed Cratos CLO and another CLO that resulted from the acquisition of a management contract in June 2010. The non Cratos CLO began liquidation proceedings in December 2011, which was completed July 2012. As of December 31, 2012, JMP Credit Advisors had 11 full-time employees.

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

Our equity research focuses on our four target industries—financial services, healthcare, real estate and technology—and on the following sectors underlying each industry:

Financial Services		Healthcare		Real Estate		Technology

•	Asset Managers	•	Biotechnology	•	Housing	•	Cloud Computing Techniques

•	Commercial Finance	•	Healthcare Facilities	•	Land Development	•	Communications Equipment

•	Consumer Finance	•	Healthcare IT	•	Lodging	•	Digital Media

•	Financial Processing and Outsourcing	•	Healthcare Services	•	Property Services	•	Energy Technologies

•	Insurance	•	Medical Devices	•	REITs	•	Internet

•	Investment Banks & Brokers	•	Molecular Diagnostics			•	Internet Security

•	Market Structure					•	Software

•	Mortgage Finance					•	Wireless Technologies

•	Specialty Finance

As of December 31, 2012, our research department included 24 publishing research analysts providing investment recommendations on 340 public companies. Approximately 43% of the stocks under coverage had market capitalizations of less than $1.0 billion and were divided among our target sectors as follows:

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

Asset Management

Through HCS, we actively managed a family of six hedge funds, one hedge fund of funds, two private equity funds, and one entity formed to provide loans to small to mid-size U.S. companies. As of December 31, 2012, we had a total of $730.5 million in client assets under management (including assets of employees and portfolio managers) and had an additional $45.1 million of our own capital invested in these vehicles. In addition, as of December 31, 2012 we had invested $2.3 million in funds managed by third parties.

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

Corporate Credit

JMP Credit Advisors serves as the investment manager to Cratos CLO which had a diversified portfolio of 242 corporate loans with an aggregate par amount of $418.7 million and restricted cash available to lend of $53.2 million as of December 31, 2012. For the year ended December 31, 2012, JMP Credit Advisors earned management fees of $2.4 million or 50 bps annualized on gross assets under management from Cratos CLO. As we consolidate Cratos CLO, in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), the management fees earned from it are eliminated on consolidation.

HCC launched on August 18, 2011 to make direct investments in the form of subordinated debt and, to a lesser extent, senior debt and minority equity investments, primarily in privately-held small to mid-size U.S. companies. On December 26, 2012, Harvest Capital Credit Corporation, an entity we formed solely for the purpose of acquiring HCC, filed a registration statement on Form N-2 with the SEC in connection with the proposed initial public offering of HCC, through Harvest Capital Credit Corporation, as a Business Development Company. As of December 31, 2012, the HCC portfolio consisted of 13 loans with an aggregate par amount of $40.3 million. HCS acts as its investment advisor, earning a base management fee equal to 2% annually of the gross assets acquired with equity. HCS does not charge a base management fee on assets funded through the Company's line of credit. JMP Credit Advisors provides HCC with its administrative services, and is reimbursed its expenses, including the allocable percentage of the compensation costs for the employees performing services under the agreement. Because we consolidate HCC in accordance with GAAP, these fees are eliminated on a consolidated basis.

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

In 2012, 36% of investment banking revenues were derived from the financial services and real estate sectors, compared to 53% in 2011. Our additional focus on healthcare and technology sectors has counterbalanced our efforts in our original industry groups. In addition to broadening our industry concentration, we have worked in recent years to expand our investment banking product offerings so that we are not solely dependent on the public capital markets for our business opportunities. In 2012, we derived 43% of investment banking revenues from sources other than the public capital markets, including M&A and strategic advisory fees and private capital raising fees.

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

Employees

As of December 31, 2012, we had 224 employees, including 77 managing directors. We believe that our managing directors and other professionals have been attracted to our firm because of our entrepreneurial culture, our focused industry coverage and our dedication to providing growth companies and growth investors with exceptional client service, objective advice and innovative solutions. None of our employees are subject to any collective bargaining agreements, and we believe our relationship with our employees to be satisfactory.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was enacted. The Dodd-Frank Act institutes a wide range of reforms that will impact financial services firms and requires significant rule-making. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. Many of the provisions of the Dodd-Frank Act are subject to further rulemaking procedures and studies and will take effect over several years. As a result, we cannot assess the impact of these new legislative and regulatory changes on our business at the present time.

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

We focus principally on four target industries: financial services, healthcare, real estate, and technology. Volatility in the business environment in these industries or in the market for securities of companies within these industries could adversely affect our financial results and the market value of our common stock. The business environment for companies in some of these industries has been subject to high levels of volatility in recent years, and our financial results have consequently been subject to significant variations from year to year. Over the last eight years, the mix of our investment banking revenues has shifted from over 70% combined in financial services and real estate (slightly weighted in favor of the real estate sector) to 36% of total investment banking revenues in financial services and real estate in 2012. The healthcare sector has risen to 50% of total investment banking revenues in 2012 with the remaining 14% derived from the technology sector. The market for securities in each of our target industries may also be subject to industry-specific risks. For example, we have research, investment banking and principal investments focused in the areas of financial services, real estate and mortgage-related securities. These sectors have been impacted negatively by disruption in the financial markets and downturn in the general economy and the real estate market. Since 2008, a number of banks and securities firms in the United States and elsewhere have failed or have been acquired by other financial institutions, often in distressed sales. In addition, declines in the housing market, with falling home prices and increasing foreclosures, have adversely affected the credit performance of mortgage loans and have resulted in material write downs of asset values by financial institutions.

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

We are a relatively small investment bank with 178 employees as of December 31, 2012. Many of our competitors have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more senior professionals to serve their clients’ needs, greater global reach and more established relationships with clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the investment banking industry, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share generally. These firms have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide commercial financing has become an important advantage for some of our larger competitors and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the investment banking industry. In addition, if the number of capital markets and financial advisory transactions continues to decline in response to current economic conditions, larger investment banking firms may seek to enter into engagements with smaller companies and for smaller transactions that traditionally would have been considered too small for these firms.

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

We have experienced, and expect to experience in the future, significant variations from period to period in our revenues and results of operations from investment banking activities. Future variations in investment banking revenues may be attributable in part to the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the business of a client or a counterparty. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the contemplated transaction. In addition, we pay significant expenses related to a contemplated transaction regardless of whether or not the contemplated transaction generates revenues. This risk may be intensified by our focus on growth companies in the financial services, healthcare, real estate and technology industries, as the market for securities of these companies has experienced significant variations in the number and size of equity offerings. In addition, our investment banking revenues are highly dependent on the level of mergers and acquisition and capital raising activity in the U.S. which fluctuates substantially from period to period. According to data from Dealogic, a provider of global investment banking analysis and systems, the number of mergers and acquisition transactions in the U.S. varied from approximately 5,600 in 2010 ($427.3 billion in deal value) and approximately 6,150 in 2011 ($486.8 billion in deal value) to approximately 4,700 in 2012 ($404.0 billion in deal value). The number of capital raising transactions varied from 649 in 2011 (raising $163.3 billion) to 732 in 2012 (raising $208.2 billion). Our investment banking revenues would be adversely affected in the event that the number and size of mergers and acquisitions and capital raising transactions decline. As a result, we may not achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect our stock price.

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

We derive a significant portion of our revenues from our sales and trading business, which accounted for 22%, 23% and 20% of our net revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Along with other investment banking firms, we have experienced intense price competition and trading volume reduction in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the downward pressure on trading commissions and spreads. We expect these trends toward alternative trading systems and downward pricing pressure in the business to continue. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price or by using their own capital to facilitate client trading activities. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to clients in order to win their trading business. As we are committed to maintaining and improving our comprehensive research coverage in our target sectors to support our sales and trading business, we may be required to make substantial investments in our research capabilities to remain competitive. If we are unable to compete effectively in these areas, the revenues of our sales and trading business may decline, and our business, results of operations and financial condition may be harmed.

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

We use a portion of our own capital in a variety of principal investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. At December 31, 2012, our gross principal investments included $81.2 million invested in other investments, of which $42.1 million related to equity securities of private companies, $27.9 million to our family of funds and $2.3 million to funds managed by third-parties. We also had $14.3 million invested in marketable securities in long positions, and $11.6 million invested through short positions on marketable securities. In addition, we have investments in private companies through loans and lines of credit, which as of December 31, 2012, are carried at $0.2 million net of reserves for credit losses. The companies in which we invest may rely on new or developing technologies or novel business models, or concentrate on markets which are or may be disproportionately impacted by pressures in the financial services and/or mortgage and real estate sectors, have not yet developed and which may never develop sufficiently to support successful operations, or their existing business operations may deteriorate or may not expand or perform as projected. As a result, we have suffered losses in the past and we may suffer losses from our principal investment activities in the future.

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

Historically, we have satisfied our need for funding from internally generated funds, the net proceeds from our 2007 initial public offering, and our revolving credit facility with City National Bank. Additionally, in January 2013, we raised approximately $46.0 million from the sale of our Senior Notes.  In the event existing internal and external financial resources do not satisfy our needs, we would have to seek additional outside financing. The availability of outside financing will depend on a variety of factors, such as our financial condition and results of operations, the availability of acceptable collateral, market conditions, the general availability of credit, the volume of trading activities, and the overall availability of credit to the financial services industry.

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

Increased leverage as a result of our January 2013 offering of the Senior Notes may harm our financial condition and results of operations.

As of December 31, 2012, our total indebtedness was approximately $38.7 million, which consists of outstanding borrowings by JMP Group LLC, our wholly-owned subsidiary, under its credit facility. This does not include the Senior Notes and the asset-backed securities of Cratos CLO, which are consolidated in our financial statements, together with the loans collateralizing such securities, for financial reporting purposes, even though Cratos CLO is a bankruptcy remote entity with no recourse to us. Our level of indebtedness could have important consequences to you, because:

•	it could affect our ability to satisfy our financial obligations, including those relating to the Senior Notes and outstanding borrowings under JMP Group LLC's credit facility;
•
a substantial portion of our cash flows from operations will have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•	it may impair our ability to obtain additional financing in the future;
•	it may limit our ability to refinance all or a portion of our indebtedness on or before maturity;
•	it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and
•	it may make us more vulnerable to downturns in our business, our industry or the economy in general.

Our operations may not generate sufficient cash to enable us to service our debt. If we fail to make a payment on the Senior Notes or fail to maintain a minimum level of liquidity, we could be in default on the Senior Notes, and this default could cause us to be in default on our other outstanding indebtedness. Conversely, a default on our other outstanding indebtedness may cause a default under the Senior Notes. In addition, we may incur additional indebtedness in the future, and, as a result, the related risks that we now face, including those described above, could intensify. A default, if not waived, could result in acceleration of the debt outstanding under the related agreement. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us. The indenture for the Senior Notes do not restrict our ability to incur additional indebtedness.

Increases in short term LIBOR interest rates could adversely affect the performance of our CLO funds.

An increase in prevailing interest rates could adversely affect the return on equity of the CLO funds we manage. Many of the loans in CLO portfolios have variable interest rates indexed to LIBOR and subject to a LIBOR floor, which provides additional income during periods when LIBOR rates are below the floor levels.  Loans with a LIBOR floor pay an interest rate of LIBOR plus the applicable margin so long as LIBOR remains above the specified floor level. If, however, LIBOR falls below the floor, the interest rate is the floor level plus the applicable margin. The asset backed securities issued by our CLOs typically have variable interest rates indexed to LIBOR, but do not have LIBOR floors.  Accordingly, in a low interest rate environment, the equity holders of our CLOs benefit from a so called LIBOR floor benefit.  If the LIBOR increases above the applicable LIBOR floors, the variable interest payments on the CLO asset backed securities will also increase, and the LIBOR floor benefit to us will decrease.  This will diminish the return on equity of our CLOs that we hold, which could have an adverse impact on our results of operations.

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

 Item 1B.      Unresolved Staff Comments

None.

 Item 2.         Properties

We occupy four principal offices, with our headquarters located in San Francisco, other offices in New York, Boston and Chicago, and additional space in Minneapolis, and in the states of Pennsylvania and Georgia, all of which are leased. Our San Francisco headquarters is located at 600 Montgomery Street and comprises approximately 37,810 square feet of leased space, pursuant to lease agreements expiring in 2019 and 12,270 square feet of leased space, pursuant to lease agreements expiring in 2013. In New York, we lease approximately 20,570 square feet at 450 Park Avenue pursuant to a lease agreement expiring in 2018. Our Boston office is located at 265 Franklin Street and consists of approximately 2,490 square feet of leased space pursuant to a lease agreement expiring in 2016. In Chicago, we lease approximately 4,500 square feet at 190 South LaSalle Street pursuant to a lease agreement expiring 2015. In Minneapolis, we lease approximately 200 square feet at 100 South Fifth Street pursuant to a sublease agreement expiring 2014. In the state of Pennsylvania, we lease approximately 300 square feet in Paoli at 12 Paoli Pike pursuant to a lease agreement expiring 2013. In the state of Georgia, we lease approximately 500 square feet in Atlanta at 3340 Peachtree Road NE pursuant to a sublease agreement expiring in 2013 and lease approximately 5,773 square feet in Alpharetta at 3440 Preston Ridge Road pursuant to a lease agreement expiring in 2015. We sublease 4,700 square feet in San Francisco to third parties.

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

 Item 4.         Mine Safety Disclosures

Not Applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividend Policy

Our common stock is traded on the NYSE under the symbol “JMP.” The following table sets forth, for the years ended December 31, 2012 and 2011, the high and low sales prices per share of our common stock, as quoted on the NYSE.

	Sales Price
	High	Low
Year Ended December 31, 2012
First quarter	$7.88	$6.80
Second quarter	7.71	5.55
Third quarter	6.90	5.00
Fourth quarter	6.59	4.85

	Sales Price
	High	Low
Year Ended December 31, 2011
First quarter	$8.66	$7.35
Second quarter	8.55	5.80
Third quarter	7.42	5.78
Fourth quarter	7.49	5.36

As of December 31, 2012, there were approximately 120 holders of record of our common stock.

The Company currently intends to pay quarterly cash dividends on all outstanding shares of common stock. We do not plan to pay dividends on unvested shares of restricted stock.

The Company’s board of directors declared the following dividends in the years ended December 31, 2012 and 2011:

Year Ended December 31, 2012

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 6, 2012	$0.030	March 16, 2012	$684,351	March 30, 2012
May 1, 2012	$0.035	May 18, 2012	$797,283	June 1, 2012
July 31, 2012	$0.035	August 17, 2012	$796,599	August 31, 2012
October 30, 2012	$0.035	November 16, 2012	$792,677	November 30, 2012

Year Ended December 31, 2011

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 11, 2011	$0.020	March 18, 2011	$441,679	April 1, 2011
May 3, 2011	$0.025	May 20, 2011	$559,691	June 3, 2011
August 2, 2011	$0.030	August 19, 2011	$672,289	September 2, 2011
November 1, 2011	$0.030	November 18, 2011	$658,492	December 2, 2011

Issuer Purchases of Equity Securities

The following table summarizes the stock repurchases for the fourth quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1, 2012 to October 31, 2012	56,051	$5.24	56,051	850,408
November 1, 2012 to November 30, 2012	91,733	$5.15	91,733	758,675
December 1, 2012 to December 31, 2012	7,774	$5.67	7,774	750,901
Total	155,558		155,558

(1)
The Company’s board of directors authorized the repurchase of 1.0 million shares during the eighteen months subsequent to November 1, 2011, and the repurchase of an additional 0.5 million shares during the fourteen months subsequent to October 30, 2012.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Form 10-K.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the Russell 2000 Index and a peer group index for the period from December 31, 2007 to December 31, 2012. The graph and table below assume that $100 was invested on the starting date and that dividends, if any, were reinvested on the date of payment without payment of any commissions. The performance shown in the graph and table represents past performance and should not be considered an indication of future performance.

	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08	3/31/09	6/30/09
JMP Group Inc	100.00	83.15	78.99	63.23	67.90	58.98	94.43
Russell 2000 Index	100.00	90.10	90.63	89.62	66.21	56.31	67.96
Peer Group Index	100.00	80.16	72.45	96.65	70.29	62.72	95.13

	9/30/09	12/31/09	3/31/10	6/30/10	9/30/10	12/31/10	3/31/11
JMP Group Inc	118.74	119.60	104.70	76.41	75.47	94.61	107.04
Russell 2000 Index	81.06	84.20	91.66	82.57	91.89	106.82	115.30
Peer Group Index	121.45	112.22	105.64	90.62	94.06	114.01	116.32

	6/30/11	9/30/11	12/31/11	3/31/2012	6/30/2012	9/30/2012	12/31/2012
JMP Group Inc	87.69	72.79	90.00	93.27	78.61	70.33	78.39
Russell 2000 Index	113.45	88.65	102.36	115.09	111.10	116.93	119.10
Peer Group Index	91.89	53.79	60.32	76.11	58.80	62.21	73.15

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

The selected consolidated statements of financial condition data as of December 31, 2012 and 2011 and the selected consolidated statements of operations data for each of the three years in the period ended December 31, 2012 have been derived from our audited consolidated financial statements and accompanying notes included elsewhere in this Form 10-K and should be read together with those consolidated financial statements and accompanying notes.

The selected consolidated statements of financial condition data as of December 31, 2010, 2009 and 2008 and the selected consolidated statement of operations data for the years 2009 and 2008 have been derived from audited consolidated financial statements not included in this Form 10-K.

	Year Ended December 31,
(In thousands, except per share data and selected data and operating metrics)	2012	2011	2010	2009	2008
Statement of Operation Data
Revenues
Investment banking	$50,982	$46,114	$45,577	$39,924	$27,249
Brokerage	21,903	25,461	28,259	34,004	35,731
Asset management fees	15,775	19,785	12,231	20,148	11,369
Principal transactions	10,537	1,615	3,421	18,517	(4,657)
Gain on sale, payoff and mark-to-market of loans	7,255	16,997	39,363	22,268	-
Gain on repurchase of asset-backed securities issued	-	-	-	4,705	-
Gain on bargain purchase	-	-	-	1,179	-
Net dividend income	(29)	1,365	2,248	2,521	3,174
Other income	3,800	4,336	3,466	2,593	1,158
Non-interest revenues	110,223	115,673	134,565	145,859	74,024

Interest income	32,898	33,356	45,162	35,370	2,392
Interest expense	(39,993)	(35,747)	(33,687)	(25,924)	(408)
Net interest (expense) income	(7,095)	(2,391)	11,475	9,446	1,984

Provision for loan losses	(2,206)	(1,728)	(1,327)	(5,821)	(2,896)

Total net revenues after provision for loan losses	100,922	111,554	144,713	149,484	73,112

Non-interest Expenses
Compensation and benefits	66,415	89,017	95,708	105,179	65,746
Administration	6,186	6,649	5,752	5,050	5,887
Brokerage, clearing and exchange fees	3,806	4,735	5,110	5,284	5,063
Travel and business development	3,387	3,681	3,447	2,396	3,472
Communications and technology	3,503	3,988	3,969	3,892	3,837
Professional fees	3,630	2,955	3,080	3,589	3,065
Impairment loss on purchased management contract	-	700	2,750	-	-
Other	4,461	4,074	3,912	3,749	2,888
Total non-interest expenses	91,388	115,799	123,728	129,139	89,958
Income (loss) before income tax expense	9,534	(4,245)	20,985	20,345	(16,846)
Income tax expense (benefit)	1,581	(1,632)	8,577	7,663	(5,701)
Net income (loss)	7,953	(2,613)	12,408	12,682	(11,145)
Less: Net income (loss) attributable to noncontrolling interests (1)	5,196	(157)	2,805	1,872	(498)
Net income (loss) attributable to JMP Group Inc.	$2,757	$(2,456)	$9,603	$10,810	$(10,647)

Net (loss) income per common share:
Basic	$0.12	$(0.11)	$0.44	$0.52	$(0.53)
Diluted	$0.12	$(0.11)	$0.43	$0.49	$(0.53)
Dividends declared and paid per common share:	$0.135	$0.105	$0.055	$0.04	$0.20
Weighted average common shares outstanding:
Basic	22,582	22,118	21,646	20,791	20,211
Diluted	22,906	22,118	22,396	22,137	20,211

(Dollars in thousands)	As of and Year Ended December 31,
	2012	2011	2010	2009	2008
Statement of Financial Condition Data
Total assets	$709,862	$660,663	$638,788	$574,721	$152,846
Asset-backed securities issued	415,456	381,556	351,322	326,632	-
Note Payable/Line of Credit	38,713	19,222	26,209	9,045	8,681
Total liabilities	522,558	504,024	496,736	449,070	39,774
Total equity	187,143	156,589	142,052	125,651	113,072
Selected Data and Operating Metrics (Unaudited)
Number of employees - end of period	224	217	215	224	191
Number of employees - average	217	214	218	211	198
Net revenues after provision for loan losses per employee	$465	$521	$664	$708	$369
Compensation and benefits as a percentage of net revenues after provision for loan losses (2)	65.8%	79.2%	64.4%	68.2%	84.6%
Companies covered by research analysts	340	342	317	286	200
Number of completed investment banking transactions	123	86	74	56	35

(1)
Non-controlling interest relate to the interest of third parties in Harvest Growth Capital LLC, Harvest Growth Capital LLC II (from October 1, 2012), Harvest Capital Credit LLC (from August 18, 2011), Harvest Mortgage Opportunities Partners (from May 1, 2009 through December 31, 2010), JMP Realty Trust (through December 31, 2008), in two asset management funds, Harvest Consumer Partners (through November 30, 2008), Harvest Technology Partners (through July 31, 2008) and in Opportunity Acquisition Corp (through December 31, 2009).

(2)
The computation of compensation and benefits as a percentage of net revenues after provision for loan losses includes salaries, performance-based cash payments and equity awards to our managing directors and other employees, but excludes compensation expense of zero, $0.8 million, $2.6 million, $3.2 million, $3.9 million and $7.2 million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively, related to equity awards granted or vested in connection with our initial public offering.

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

Overview

JMP Group Inc., together with its subsidiaries (collectively, the "Company", "we", or "us") is a full-service investment banking and asset management firm headquartered in San Francisco, California. We have a diversified business model with a focus on small and middle-market companies and provide:

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

Asset Management Fees

Asset management fees for hedge funds, hedge funds of funds, private equity funds, real estate investment trusts ("REITs") and Harvest Capital Credit ("HCC"), a small business loan investment vehicle launched in 2011, include base management fees and incentive fees earned from managing investment partnerships sponsored by us and from managing a portion of the net assets of New York Mortgage Trust, Inc. (“NYMT”) pursuant to the advisory agreement between HCS and NYMT entered into in January 2008. The advisory agreement was amended effective July 26, 2010, and under the amended advisory agreement, HCS managed certain assets of NYMT, which were subject to the base advisory fee and incentive fee calculations, and received an annual consulting fee equal to $1.0 million. The amended agreement was terminated on December 31, 2011, pending certain contingent advisory obligations. Pursuant to the terms of our former advisory relationship with NYMT, we earned base management fees on the NYMT assets that were managed by HCS at the time the advisory relationship with HCS concluded (the “Incentive Tail Assets”) until such time as such Incentive Tail Assets were disposed or mature. We earned base management fees from managing these NYMT assets through the first half of 2012. Base management fees we earn are generally based on the fair value of assets under management or aggregate capital commitments and the fee schedule for each fund and account. We also earn incentive fees that are based upon the performance of investment funds and accounts. For most of the funds, such fees are based on a percentage of the excess of an investment return over a specified highwater mark or hurdle rate over a defined performance period. For private equity funds, incentive fees are based on a specified percentage of realized gains from the disposition of each portfolio investment in which each investor participates, and are earned by the Company after returning contributions by the investors for that portfolio investment and for all other portfolio investments in which each such investor participates that have been disposed of at the time of distribution.

As of December 31, 2012, the contractual base management fees earned from each of these investment funds ranged between 1% and 2% of assets under management or were 2% of aggregate committed capital. The contractual incentive fees were generally (i) 20%, subject to high-water marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; (iii) 20%, subject to high-water marks, for Harvest Growth Capital LLC ("HGC") and Harvest Growth Capital II LLC ("HGC II"). Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole and our core sectors. These conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another. As we consolidate HGC, HGC II and HCC, the management and incentive fees earned at HCS from HGC, HGC II and HCC are eliminated in consolidation.

Asset management fees for the CLOs the Company managed consisted of senior and subordinated base management fees. The Company recognizes base management fees for the CLO on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate Cratos CLO, the management fees earned at JMPCA from Cratos CLO are eliminated on consolidation in accordance with GAAP. At December 31, 2010 and 2011, the contractual base management fees earned from the CLOs ranged from 0.40% to 0.50% of the average aggregate collateral balance for a specified period. In December 2011, one of the CLOs initiated liquidation proceedings. At December 31, 2012, the contractual base management fees earned from the CLO was 0.50% of the average aggregate collateral balance for a specified period.

The following tables present certain information with respect to the investment funds managed by Harvest Capital Strategies (“HCS”) and CLOs managed by JMP Credit Advisors LLC ("JMPCA"):

(In thousands)	Assets Under Management (1) at		Company's Share of Assets Under Management at
	December 31,		December 31,
	2012	2011	2012		2011
Funds Managed by HCS:
Hedge Funds:
Harvest Opportunity Partners II (2)	$111,853	$74,953		$4,506		$3,931
Harvest Small Cap Partners	288,391	324,453		4,621		5,112
Harvest Franchise Fund	84,192	-		2,000		-
Harvest Agriculture Select (2)	31,580	12,149		2,428		1,995
Harvest Technology Partners (2)	65,877	58,712		111		113
Harvest Diversified Partners	23,598	23,637		14,241		12,921
Private Equity Funds:
Harvest Growth Capital LLC (3)	39,694	23,691		1,798		1,195
Harvest Growth Capital II LLC (3)	7,660	-		268		-
Funds of Funds:
JMP Masters Fund	42,182	52,853		109		102
REITs:
New York Mortgage Trust	32,539	34,056		N/A		N/A
Loans:
Harvest Capital Credit (3)	47,986	10,674		15,005		5,124
HCS Totals	$775,552	$615,178		$45,087		$30,493

CLOs Managed by JMPCA:
Cratos CLO (3)	471,887	470,910		N/A		N/A
Other (4)	-	104,473		N/A		N/A
JMPCA Totals	$471,887	$575,383	$	N/A	$	N/A

JMP Group Inc. Totals	$1,247,439	$1,190,561		$45,087		$30,493

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

(3)
HGC, HGC II, HCC and Cratos CLO were consolidated in the Company’s Statements of Financial Condition at December 31, 2012. HGC, HCC and Cratos CLO were consolidated in the Company’s Statements of Financial Condition at December 31, 2011.

(4)	The CLO within "Other" initiated liquidation proceedings in December 2011. The remaining assets were distributed in 2012.

(In thousands)	Year Ended December 31, 2012
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	TWR (1)
Hedge Funds:
Harvest Opportunity Partners II (3)	$584	$756	$540	13.2%
Harvest Small Cap Partners	430	5,473	3,857	6.1%
Harvest Franchise Funds	(110)	814	4	-6.7%
Harvest Agriculture Select (2), (3)	438	255	273	19.0%
Harvest Technology Partners (3)	(13)	953	618	-3.6%
Harvest Diversified Partners	1,320	170	149	9.0%
Private Equity Funds:
Harvest Growth Capital LLC (4)	205	599	266	N/A
Harvest Growth Capital II LLC (4)	(2)	184	-	N/A
Funds of Funds:
JMP Masters Fund	7	487	-	8.3%
REITs:
New York Mortgage Trust	-	500	900	N/A
Loans:
Harvest Capital Credit (4)	N/A	228	526	N/A
CLOs Managed by JMPCA:
Cratos CLO (4)	N/A	2,376	N/A	N/A
Totals	$2,859	$12,795	$7,133	N/A

(1)
Time-weighted rate of return ("TWR") for the hedge funds and funds of funds. TWR is a measure of the compound rate of growth in a portfolio and eliminates the effect of varying cash inflows by assuming a single investment at the beginning of a period and measuring the growth or loss of market value to the end of that period.

(2)	Harvest Consumer Partners changed its name to Harvest Agriculture Select effective February 14, 2011.
(3)	HOP II, HAS, HTP includes managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds' strategies and earn fees.
(4)	Revenues earned from HGC, HGC II, HCC, and Cratos are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.

(In thousands)	Year Ended December 31, 2011
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	TWR (1)
Hedge Funds:
Harvest Opportunity Partners II	$59	$661	$96	0.4%
Harvest Small Cap Partners	735	5,398	7,569	13.3%
Harvest Agriculture Select (2)	(86)	86	31	-4.7%
Harvest Technology Partners (3)	11	600	504	4.2%
Harvest Diversified Partners	231	286	119	0.5%
Private Equity Funds:
Harvest Growth Capital LLC (4)	(102)	759	77	N/A
Funds of Funds:
JMP Masters Fund	-	601	-	-3.1%
REITs:
New York Mortgage Trust	147	1,058	1,681	N/A
Loans:
Harvest Capital Credit (4)	N/A	13	-	N/A
CLOs Managed by JMPCA:
Cratos CLO (4)	N/A	2,374	N/A	N/A
Other (5)	N/A	1,180	-	N/A
Totals	$995	$13,016	$10,077	N/A

(1)
TWR for the hedge funds and funds of funds. TWR is a measure of the compound rate of growth in a portfolio and eliminates the effect of varying cash inflows by assuming a single investment at the beginning of a period and measuring the growth or loss of market value to the end of that period.

(2)	Harvest Consumer Partners changed its name to Harvest Agriculture Select effective February 14, 2011.
(3)	HTP includes managed accounts in which the Company has neither equity investment nor control. These are included as they follow HTP strategy and earn fees.
(4)	Revenues earned from HGC, HCC, and Cratos are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.
(5)	The CLO within "Other" initiated liquidation proceedings in December 2011. The remaining assets were distributed in 2012.

(In thousands)	Year Ended December 31, 2010
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	TWR (1)
Hedge Funds:
Harvest Opportunity Partners II	$184	$686	$381	5.3%
Harvest Small Cap Partners	(271)	5,867	212	-1.8%
Harvest Consumer Partners	(204)	88	11	0.3%
Harvest Technology Partners	(236)	308	65	0.6%
Harvest Mortgage Opportunities Partners (2)	778	156	166	6.7%
Harvest Global Select Partners (3)	60	31	118	10.1%
Harvest Diversified Partners	1,046	268	118	3.7%
Private Equity Funds:
Harvest Growth Capital LLC (2)	150	254	-	N/A
Funds of Funds:
JMP Masters Fund	119	702	1	5.8%
REITs:
New York Mortgage Trust	226	809	1,997	N/A
CLOs by JMPCA:
Cratos CLO (2)	N/A	2,399	N/A	N/A
Other	N/A	556	-	N/A
Totals	$1,852	$12,124	$3,069	N/A

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

Principal Transactions

Principal transaction revenues include realized and unrealized net gains and losses resulting from our principal investments, which include investments in equity and other securities for our own account, general partner investments in funds that we manage, warrants we may receive from certain investment banking assignments, as well as limited partner investments in private funds managed by third parties. In addition, we invest a portion of our capital in a portfolio of equity securities managed by HCS and in side-by-side investments in the funds managed by us. In certain cases, we also co-invest alongside our institutional clients in private transactions resulting from our investment banking business. Principal transaction revenues also include unrealized gains and losses on the private equity securities owned by HGC, two private equity funds managed by HCS which are consolidated in our financial statements, as well as unrealized gains and losses on the investments in private companies sponsored by HCS and JMP Capital LLC ("JMP Capital"), and unrealized gains and losses on the warrants, options and equity securities owned by HCC.

Gain on Sale, Payoff and Mark-to-market of Loans

Gain on sale, payoff and mark-to-market of loans consists of gains from the sale and payoff of loans collateralizing asset-backed securities at JMP Credit and small business loans at HCC. Gains are recorded when the proceeds exceed the carrying value of the loan. Gain on sale, payoff and mark-to-market of loans also consists of lower of cost or market adjustments arising from loans held for sale and fair value market adjustments of the small business loans. Losses are recorded for the loan held for sale when the carrying value exceeds fair value. Changes to the fair value of the small business loans are also recorded to this line item.

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

Provision for Loan Losses

Provision for loan losses includes provision for losses recognized on our loan notes and non-revolving credit agreements at JMP Capital (collectively loans held for investment), and on loans collateralizing asset-backed securities ("ABS") at JMP Credit to record them at their estimated net realizable value. We maintain an allowance for loan losses that is intended to estimate loan losses inherent in its loan portfolio. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses is maintained at a level, in the opinion of management, sufficient to offset estimated losses inherent in the loan portfolio as of the date of the financial statements. The appropriateness of the allowance and the allowance components are reviewed quarterly. Our estimate of each allowance component is based on observable information and on market and third-party data that we believe are reflective of the underlying loan losses being estimated.

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

Compensation and Benefits

Compensation and benefits is the largest component of our expenses and includes employees’ base pay, performance bonuses, sales commissions, related payroll taxes, medical and benefits expenses, as well as expenses for contractors, temporary employees and equity-based compensation. Our employees receive a substantial portion of their compensation in the form of individual performance-based bonuses. As is the widespread practice in our industry, we pay bonuses on an annual basis, which for senior professionals typically make up a large portion of their total compensation. To certain senior professionals, a portion of the performance-based bonuses is paid in the form of deferred compensation. Bonus payments may have a greater impact on our cash position and liquidity in the periods in which they are paid than would otherwise be reflected in our Consolidated Statements of Operations. We accrue for the estimated amount of these bonus payments ratably over the applicable service period.

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

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees include the cost of floor and electronic brokerage and execution, securities clearance, and exchange fees. Effective February 23, 2011, we changed our clearing broker from Penson Financial Services Inc. to J.P. Morgan Clearing Corp. The arrangements with the new clearing broker are consistent with those of the previous clearing broker, including the indemnification agreement described in Note 17 to the Consolidated Financial Statements. Changes in brokerage, clearing and exchange fees fluctuate largely in line with the volume of sales and trading activity.

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

Impairment Loss on Purchased Management Contract

Impairment loss on purchased management contract relates to a CLO management contract we purchased from Princeton Advisory Group, Inc. on September 8, 2010 for $3.8 million. Since a single investor had previously acquired control of the right to transfer the management contract without cause at any time with 90 days’ notice, we initially recorded an impairment charge of $2.8 million for the quarter ended September 30, 2010, and an additional impairment charge of $0.7 million in the quarter ended March 31, 2011. The CLO began liquidation proceedings in December 2011. The remaining assets were distributed in 2012.

Other Expenses

Other operating expenses primarily include occupancy, depreciation and CLO administration expense at JMP Credit.

Non-controlling Interest

Non-controlling interest for the year ended December 31, 2012 includes the interest of third parties in Cratos CLO, HGC, HGC II (effective October 1, 2012) and HCC, the partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the year ended December 31, 2011 includes the interest of third parties in Cratos CLO, HGC, and HCC (effective August 18, 2011), the partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for year ended December 31, 2010 includes the interest of third parties in JMP Credit (through August 6, 2010), Cratos CLO (effective August 7, 2010), HMOP (through December 31, 2010) and HGC (effective April 1, 2010), the partially-owned subsidiaries consolidated in our financial statements. HMOP was liquidated on December 31, 2010, with all of its partners redeeming their interests effective that date. The assets of HMOP were distributed to its partners in January 2011.

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

HCC launched on August 18, 2011 to make direct investments in the form of subordinated debt and, to a lesser extent, senior debt and minority equity investments, in privately-held U.S. small to mid-size companies. HCS acts as its investment advisor, earning a base management fee equal to 2% annually of the gross assets and an incentive fee of 20% of the net operating income above an 8% hurdle rate and 20% of realized gains net of realized and unrealized losses. JMP Credit Advisors provides HCC with its administrative services, and is reimbursed its expenses, including the allocable percentage of the compensation costs for the employees performing services under the agreement. The Company and affiliates owned approximately 59% of HCC at December 31, 2012. The Company consolidates HCC into its consolidated financial statements.

Similar to HGC, the limited liability company agreements of HGC II do not provide for the right of the members to remove the manager by a simple majority vote of the non-affiliated members and therefore the manager (with a minority interest in the limited liability company) is deemed to control HGC II. As a result, we consolidated HGC II from its inception in the fourth quarter of 2012.

Historical Results of Operations

The following table sets forth our historical results of operations for the years ended December 31, 2012, 2011 and 2010 and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Year Ended December 31,			Change from 2011 to 2012		Change from 2010 to 2011
	2012	2011	2010	$	%	$	%
Revenues
Investment banking	$50,982	$46,114	$45,577	$4,868	10.6%	$537	1.2%
Brokerage	21,903	25,461	28,259	(3,558)	-14.0%	(2,798)	-9.9%
Asset management fees	15,775	19,785	12,231	(4,010)	-20.3%	7,554	61.8%
Principal transactions	10,537	1,615	3,421	8,922	552.4%	(1,806)	-52.8%
Gain on sale, payoff and mark-to-market of loans	7,255	16,997	39,363	(9,742)	-57.3%	(22,366)	-56.8%
Net dividend income	(29)	1,365	2,248	(1,394)	-102.1%	(883)	-39.3%
Other income	3,800	4,336	3,466	(536)	-12.4%	870	25.1%
Non-interest revenues	110,223	115,673	134,565	(5,450)	-4.7%	(18,892)	-14.0%

Interest income	32,898	33,356	45,162	(458)	-1.4%	(11,806)	-26.1%
Interest expense	(39,993)	(35,747)	(33,687)	(4,246)	11.9%	(2,060)	6.1%
Net interest (expense) income	(7,095)	(2,391)	11,475	(4,704)	196.7%	(13,866)	-120.8%

Provision for loan losses	(2,206)	(1,728)	(1,327)	(478)	27.7%	(401)	30.2%

Total net revenues after provision for loan losses	100,922	111,554	144,713	(10,632)	-9.5%	(33,159)	-22.9%

Non-interest expenses
Compensation and benefits	66,415	89,017	95,708	(22,602)	-25.4%	(6,691)	-7.0%
Administration	6,186	6,649	5,752	(463)	-7.0%	897	15.6%
Brokerage, clearing and exchange fees	3,806	4,735	5,110	(929)	-19.6%	(375)	-7.3%
Travel and business development	3,387	3,681	3,447	(294)	-8.0%	234	6.8%
Communication and technology	3,503	3,988	3,969	(485)	-12.2%	19	0.5%
Professional fees	3,630	2,955	3,080	675	22.8%	(125)	-4.1%
Impairment loss on purchased management contract	-	700	2,750	(700)	-100.0%	(2,050)	-74.5%
Other	4,461	4,074	3,912	387	9.5%	162	4.1%
Total non-interest expenses	91,388	115,799	123,728	(24,411)	-21.1%	(7,929)	-6.4%
Income (loss) before income tax expense	9,534	(4,245)	20,985	13,779	-324.6%	(25,230)	-120.2%
Income tax expense (benefit)	1,581	(1,632)	8,577	3,213	-196.9%	(10,209)	-119.0%
Net income (loss)	7,953	(2,613)	12,408	10,566	-404.4%	(15,021)	-121.1%
Less: Net income (loss) attributable to non-controlling interest	5,196	(157)	2,805	5,353	-3409.6%	(2,962)	-105.6%
Net income (loss) attributable to JMP Group Inc.	$2,757	$(2,456)	$9,603	$5,213	-212.3%	$(12,059)	-125.6%

Overview

Year Ended December 31, 2012, Compared to Year Ended December 31, 2011

Total net revenues after provision for loan losses decreased $10.7 million, or 9.5%, from $111.6 million for the year ended December 31, 2011 to $100.9 million for the year ended December 31, 2012, resulting from a decrease in total non-interest revenues of $5.5 million, and a decrease in net interest income of $4.7 million, and an increase in provision for loan losses of $0.5 million.

Total non-interest revenues decreased $5.5 million, or 4.7%, primarily due to a decrease in gain on sale, payoff and mark-to-market of loans of $10.0 million, a decrease of asset management fees of $4.0 million, and a decrease of brokerage revenues of $3.6 million, partially offset by an increase in principal transaction revenues of $8.9 million and an increase in investment banking revenues of $4.9 million.

Net interest expense increased $4.7 million, or 196.7%, from $2.4 million for the year ended December 31, 2011 to $7.1 million for the same period in 2012. The increase was primarily due to an increase in net amortization of liquidity discounts at JMP Credit of $7.7 million, from a $21.5 million loss for the year ended December 31, 2011 to a $29.2 million loss for the year ended December 31, 2012.

Total non-interest expenses decreased $24.4 million, or 21.1%, from $115.8 million for the year ended December 31, 2011 to $91.4 million for the year ended December 31, 2012, primarily due to a decrease in compensation and benefits of $22.6 million.

Net income attributable to JMP Group Inc. increased $5.2 million, or 212.3%, from a $2.5 million loss for the year ended December 31, 2011 to $2.8 million for the year ended December 31, 2012 and includes an income tax benefit of $1.6 million and tax expense of $1.6 million for the years ended December 31, 2011 and 2012, respectively.

Year Ended December 31, 2011, Compared to Year Ended December 31, 2010

Total net revenues after provision for loan losses decreased $33.2 million, or 22.9%, from $144.7 million for the year ended December 31, 2010 to $111.6 million for the year ended December 31, 2011, resulting from a decrease in total non-interest revenues of $18.9 million, a decrease in net interest income of $13.9 million and an increase in provision for loan losses of $0.4 million.

Total non-interest revenues decreased $18.9 million, or 14.0%, primarily due to a decrease in gain on sale, payoff and mark-to-market of loans of $22.4 million, a decrease of brokerage revenues of $2.8 million, and a decrease in principal transaction revenues of $1.8 million, partially offset by an increase in asset management revenues of $7.6 million.

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

Provision for loan losses increased $0.4 million, or 30.2%, from $1.3 million for the year ended December 31, 2010 to $1.7 million for the year ended December 31, 2011. Provision for loan losses for the year ended December 31, 2011 was comprised of provision recorded against loans held for investment of $0.2 million, provision recorded against loans collateralizing ABS issued of $2.2 million, partially offset by an impairment reversal of $0.5 million. Provision for loan losses for the year ended December 31, 2010 was comprised of provision recorded against loans held for investment of $0.3 million and provision recorded against loans collateralizing ABS issued of $1.0 million.

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

Net income attributable to JMP Group Inc. decreased $12.1 million, or 125.6%, from $9.6 million for the year ended December 31, 2010 to a $2.5 million loss for the year ended December 31, 2011 and includes income tax expense of $8.6 million and a tax benefit of $1.6 million for the years ended December 31, 2010 and 2011, respectively.

Adjusted Operating Net Income (Non-GAAP Financial Measure)

Management uses Adjusted Operating Net Income as a key, non-GAAP metric when evaluating the performance of JMP Group's core business strategy and ongoing operations, as management believes that this metric appropriately illustrates the operating results of JMP Group’s core operations and business activities.  Adjusted Operating Net Income is derived from our segment reported results and is the measure of segment profitability on an after-tax basis used by management to evaluate our performance.  This non-GAAP measure is presented to enhance investors’ overall understanding of our current financial performance. Additionally, management believes that Adjusted Operating Net Income is a useful measure because it allows for a better evaluation of the performance of JMP Group’s ongoing business and facilitates a meaningful comparison of the company’s results in a given period to those in prior and future periods. Moreover, the company utilized Adjusted Operating Net Income as a threshold for the vesting of performance-related RSUs granted as a component of 2011 and 2012 employee bonus compensation.

However, Adjusted Operating Net Income should not be considered a substitute for results that are presented in a manner consistent with GAAP. A limitation of the non-GAAP financial measures presented is that, unless otherwise indicated, the adjustments concern gains, losses or expenses that JMP Group generally expects to continue to recognize, and the adjustment of these items should not be construed as an inference that these gains or expenses are unusual, infrequent or non-recurring. Therefore, management believes that both JMP Group’s GAAP measures of its financial performance and the respective non-GAAP measures should be considered together. Adjusted Operating Net Income may not be comparable to a similarly titled measure presented by other companies.

Adjusted Operating Net Income is a non-GAAP financial measure that adjusts the Company's GAAP net income as follows:

(i)
reverses non-cash stock-based compensation expense recognized under GAAP related to historical equity awards granted in prior periods (both at the time of JMP Group's May 2007 initial public offering and thereafter), as management evaluates performance by considering the full expense of equity awards granted in the period in which such compensation was awarded, even if the expense of at award will be recognized in future periods under GAAP;

(ii)
recognizes 100% of the cost of deferred compensation, including non-cash stock-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based;

(iii)
excludes the non-cash net amortization of liquidity discounts on loans held and asset-backed securities issued by JMP Credit Corporation, due to scheduled contractual principal  repayments, which is not representative of the Company’s core operating results or core business activities;

(iv)	excludes non-cash amortization expense related to an intangible asset;

(v)	reverses net non-cash unrealized gains and losses on strategic equity investments and warrants;

(vi)
excludes non-cash unrealized mark-to-market gains or losses on the investment portfolio at HCC, due to its adoption of investment company accounting in preparation for its pending initial public offering as a business development company;

(vii)	excludes a non-recurring bargain purchase gain resulting from the acquisition of Cratos Capital Partners by JMP Credit Corporation;

(viii)
includes a non-recurring expense of $450,000 in connection with the proposed initial public offering of HCC through Harvest Capital Credit Corporation, which has filed a registration statement on Form N-2 with the SEC;

(ix)
excludes non-cash gains or losses recognized by JMP Credit Corporation due to the sale or payoff of loans originally included in the portfolio acquired by JMP Group in April 2009, as these gains and losses provide a relatively volatile revenue stream that management believes is not indicative of the Company’s core businesses and ongoing operations;

(x)
presents revenues [and expenses] on a basis that deconsolidates HGC, HGC II and HCC, which are certain investment funds that HCS manages; as we owns a relatively small percentage of these funds, even though it consolidates them under GAAP; and

(xi)	assumes a combined federal, state and local income tax rate of 42%.

Discussed below is our adjusted operating net income by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company's various business lines.

	Year Ended December 31, 2012
(In thousands)	Broker-Dealer	Asset Management	Corporate Credit	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$51,174	$-	$-	$-	$-	$51,174
Brokerage	21,903	-	-	-	-	21,903
Asset management related fees	27	22,219	173	1	(543)	21,877
Principal transactions	377	3,328	187	2,427	-	6,319
Gain on sale, payoff and mark-to-market of loans	-	-	1,918	-	-	1,918
Net dividend income	(29)	234	-	-	-	205
Net interest (expense) income	53	157	18,748	357	-	19,315
Provision for loan losses	-	-	(185)	-	-	(185)
Adjusted net revenues	73,505	25,938	20,841	2,785	(543)	122,526

Non-interest expenses
Non-interest expenses	66,716	19,453	(3,413)	12,719	(543)	94,932

Less: Non-controlling interest	-	1	670	-	-	671

Operating pre-tax net income	6,789	6,484	23,584	(9,934)	-	26,923

Income tax expense (assumed rate of 42%)	2,851	2,723	9,905	(4,172)	-	11,307

Adjusted operating net income	$3,938	$3,761	$13,679	$(5,762)	$-	$15,616

	Year Ended December 31, 2011
(In thousands)	Broker-Dealer	Asset Management	Corporate Credit	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$46,135	$-	$-	$-	$(21)	$46,114
Brokerage	25,461	-	-	-	-	25,461
Asset management related fees	337	23,068	1,908	130	(563)	24,880
Principal transactions	1,101	741	(409)	(353)	-	1,080
Gain on sale, payoff and mark-to-market of loans	-	-	2,227	-	-	2,227
Net dividend income	776	-	-	590	-	1,366
Net interest (expense) income	174	254	21,347	(446)	-	21,329
Provision for loan losses	-	-	(512)	478	-	(34)
Adjusted net revenues	73,984	24,063	24,561	399	(584)	122,423

Non-interest expenses
Non-interest expenses	70,953	19,634	1,368	8,787	(563)	100,179

Less: Non-controlling interest	-	-	590	-	-	590

Operating pre-tax net income	3,031	4,429	22,603	(8,388)	(21)	21,654

Income tax expense (assumed rate of 42%)	1,273	1,860	9,493	(3,522)	(9)	9,095

Adjusted operating net income	$1,758	$2,569	$13,110	$(4,866)	$(12)	$12,559

	Year Ended December 31, 2010
(In thousands)	Broker-Dealer	Asset Management	Corporate Credit	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$45,577	$-	$-	$-	$-	$45,577
Brokerage	28,259	-	-	-	-	28,259
Asset management related fees	244	15,924	726	-	(625)	16,269
Principal transactions	2,383	(580)	(501)	271	-	1,573
Gain on sale, payoff and mark-to-market of loans	-	-	1,161	-	-	1,161
Net dividend income	33	-	-	1,144	-	1,177
Net interest (expense) income	68	42	21,472	(220)	-	21,362
Provision for loan losses	-	-	(997)	(330)	-	(1,327)
Adjusted net revenues	76,564	15,386	21,861	865	(625)	114,051

Non-interest expenses
Non-interest expenses	71,618	12,784	1,749	12,230	(625)	97,756

Less: Non-controlling interest	-	-	1,390	-	-	1,390

Operating pre-tax net income	4,946	2,602	18,722	(11,365)	-	14,905

Income tax expense (assumed rate of 42%)	2,077	1,093	7,863	(4,773)	-	6,260

Adjusted operating net income	$2,869	$1,509	$10,859	$(6,592)	$-	$8,645

The following table reconciles the adjusted operating net income to Total Segments adjusted operating pre-tax net income, to consolidated pre-tax net income (loss) attributable to JMP Group, and to consolidated net income (loss) attributable to JMP Group, for the years ended December 31, 2010, 2011 and 2012.

(In thousands)	Year Ended December 31,
	2012	2011	2010
Adjusted operating net income	$15,615	$12,559	$8,645
Addback of Income tax expense (assumed rate of 42%)	11,307	9,095	6,260
Total Segments adjusted operating pre-tax net income	$26,922	$21,654	$14,905
Adjustments:
Compensation expense - IPO-related RSUs	-	778	2,576
Compensation expense - post-IPO RSUs	2,492	9,526	4,998
Deferred compensation program accounting adjustment	(6,985)	-	-
HCC IPO administrative expense	(450)	-	-
Net unrealized loss/ (gain) on strategic equity investments and warrants.	527	(441)	(757)
Net amortization of liquidity discounts on loans and asset-backed securities issued	29,208	23,522	9,783
Amortization of intangible asset	-	200	100
Unrealized mark-to-market (gain)/loss - HCC	(627)	16	-
Gain on loan portfolio acquired	(1,581)	(7,859)	(19,975)
Consolidated pre-tax net income (loss) attributable to JMP Group Inc.	$4,338	$(4,088)	$18,180

Income tax expense (benefit)	1,581	(1,632)	8,577
Consolidated Net Income (Loss) attributable to JMP Group Inc.	$2,757	$(2,456)	$9,603

Year Ended December 31, 2012, Compared to Year Ended December 31, 2011

Revenues

Investment Banking

Investment banking revenues increased $4.9 million, or 10.6%, from $46.1 million for the year ended December 31, 2011 to $51.0 million for the same period in 2012. As a percentage of total net revenues after provision for loan losses, investment banking revenues increased from 41.3% for the year ended December 31, 2011 to 50.5% for the year ended December 31, 2012.

Our segment reported investment banking revenues, earned in our Broker-Dealer segment, increased $5.1 million, or 11.0%, from $46.1 million for the year ended December 31, 2011 to $51.2 million for the same period in 2012. Private capital market and other revenues increased $6.5 million, from $3.7 million for the year ended December 31, 2011 to $10.2 million for the year ended December 31, 2012. We executed five private placement transactions in 2011 compared to 12 in 2012. Public equity underwriting revenues increased $2.4 million, or 9.1%, from $26.5 million for the year ended December 31, 2011 to $29.0 million for the year ended December 31, 2012. We executed 82 public equity underwriting transactions in 2012 compared to 56 in 2011. We acted as a lead manager on 17 transactions in 2012 and nine in 2011. Our debt and convertible revenues decreased $3.2 million, or 50.5%, from $6.3 million for the year ended December 31, 2011 to $3.1 million for the year ended December 31, 2012. We executed 18 debt and convertible transactions in 2012 compared to seven in the same period in 2011. Our strategic advisory revenues decreased $0.7 million, or 6.9%, from $9.6 million for the year ended December 31, 2011 to $8.9 million for the year ended December 31, 2012. We executed 12 strategic advisory transactions in 2012 compared to 18 in 2011. As a percentage of total adjusted net revenues, investment banking revenues increased from 37.7% for the year ended December 31, 2011 to 41.8% for the year ended December 31, 2012.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment decreased $3.6 million, or 14.0%, from $25.5 million for the year ended December 31, 2011 to $21.9 million for the year ended December 31, 2012. The decrease was the result of reduced trading volume. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 22.8% for the year ended December 31, 2011 to 21.7% for the year ended December 31, 2012. On an adjusted basis, brokerage revenues decreased from 20.8% for the year ended December 31, 2011 to 17.9% for the year ended December 31, 2012 as a percentage of adjusted net revenue after provision for loan losses.

Asset Management Related Fees

(In thousands)	Year Ended December 31,
	2012	2011
Base management fees:
Fees reported as asset management fees	$9,433	$9,708
Fees reported as other income	1,958	2,848
Fees earned at HGC, HGC II and HCC	1,112	759
Total base management fees	12,503	13,315

Incentive fees:
Fees reported as asset management fees	$6,342	$10,077
Fees reported as other income	-	381
Fees earned at HGC, HGC II and HCC	1,188	-
Total incentive fees	7,530	10,458

Other fee income:
Fundraising fees	$109	$1,107
New York Mortgage Trust termination fee	1,735	-
Total other fee income	1,844	1,107

Asset management related fees:
Fees reported as asset management fees	$15,775	$19,785
Fees reported as other income	3,802	4,336
Fees earned at HGC, HGC II and HCC	2,300	759
Total Segment asset management related fee revenues	$21,877	$24,880

Fees reported as asset management fees decreased $4.0 million, or 20.3%, from $19.8 million for the year ended December 31, 2011 to $15.8 million for the year ended December 31, 2012. As a percentage of total net revenues after provision for loan losses, asset management revenues decreased from 17.7% for the year ended December 31, 2011 to 15.6% for the year ended December 31, 2012. Fees reported as other income decreased $0.5 million, or 12.4% from $4.3 million for the year ended December 31, 2011 to $3.8 million for the year ended December 31, 2012. As a percentage of total net revenues after provision for loan losses, other income decreased from 3.9% for the year ended December 31, 2011 to 3.8% for the same period in 2012.

Total segment asset management related fees include base management fees and incentive fees for our funds and CLOs under management, as well as other income from fee sharing arrangements with, and fees earned to raise capital for, third-party investment partnerships or funds. Adjusted asset management related fees is a non-GAAP financial measure that adjusts our total segment asset management related fees by reversing the elimination of those fees in the consolidation of HGC, HGC II and HCC. Adjusted asset management related fees are reconciled to the GAAP measure, total segment asset management fee revenues, in the table above. We believe that presenting adjusted asset management related fees is useful to investors as a means of assessing the performance of JMP Group's combined asset management activities, including its fundraising and other services for third parties. We believe that adjusted asset management-related fee revenues provides useful information by indicating the relative contributions of base management fees and performance-related incentive fees, thus facilitating a comparison of those fees in a given period to those in prior and future periods. We also believe that asset management-related fee revenue is a more meaningful measure than standalone asset management fees as reported, because asset management-related fee revenues represent the combined impact of JMP Group's various asset management activities on the Company's total net revenues.

Total segment asset management related fee revenue decreased $3.1 million from $24.9 million for the year ended December 31, 2011 to $21.9 million for the year ended December 31, 2012. The decrease was attributed to declines in base management fees and incentive fees, partially offset by an increase in other fee income. Base management fees were $13.3 million and $12.5 million for the years ended December 31, 2011 and 2012, respectively. Base management fees reported as asset management fees decreased $0.3 million from $9.7 million for the year ended December 31, 2011 to $9.4 million for the year ended December 31, 2012, and was driven by the $1.1 million reduction of NYMT management fees, partially offset by the addition of $0.8 million fees related to HFF, a new fund added in January 2012. Base management fees reported as other income decreased from $2.8 million to $2.0 million, driven by a $0.8 million settlement fee received in 2011 from the termination of JMPCA as a collateral manager. Total incentive fees decreased $3.0 million from $10.5 million for the year ended December 31, 2011 to $7.5 million for the same period in 2012. The decrease in incentive fees was driven by a decrease of $3.7 million related to HSCP and a $0.7 million decline related to NYMT, partially offset by an increase of incentive fees earned at HGC of $1.2 million. Other income increased $0.7 million, resulting from the termination fee received in 2012 associated with the December 31, 2011 termination of our advisory agreement with NYMT. On an adjusted basis, adjusted asset management related fees decreased from 20.3% for the year ended December 31, 2011 to 17.9% for the year ended December 31, 2012 as a percentage of adjusted net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues increased $8.9 million from $1.6 million for the year ended December 31, 2011 to $10.5 million for the same period in 2012. As a percentage of total net revenues after provision for loan losses, principal transaction revenues increased from 1.5% for the year ended December 31, 2011 to 10.4% for the year ended December 31, 2012.

Total segment principal transaction revenues increased $5.2 million from $1.1 million for the year ended December 31, 2011 to $6.3 million for the same period in 2012. Total segment principal transaction revenues is a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment.   We believe that presenting total segment principal transaction revenues is useful to investors as a means of assessing the performance of JMP Group’s combined investment activities. The principal transaction revenues for 2012 were primarily based in our Asset Management and Corporate segments, which collectively reflected $5.8 million of the $6.3 million principal transaction revenues. The principal transaction revenues for 2011 were primarily based in our Broker-Dealer and Asset Management segments, which collectively reflected $1.8 million of the $1.1 million principal transaction revenues. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

(In thousands)	Year Ended December 31,
	2012	2011

Equity and other securities excluding non-controlling interest	$2,704	$988
Warrants and other investments	577	(757)
Investment partnerships	3,038	848
Total Segment principal transaction revenues	6,319	1,079
Operating adjustment addbacks	1,103	441
Non-controlling interest in HGC, HGC II and HCC	3,115	95
Total principal transaction revenues	$10,537	$1,615

The increase primarily reflects higher revenue from our equity investment and other securities and investment partnerships. Revenues from equity and other securities increased $1.7 million from $1.0 million for the year ended December 31, 2011 to $2.7 million for the same period in 2012, driven primarily by a $1.1 million increase in unrealized gains in our principal investment portfolio. Revenues from our investment partnerships increased $2.2 million from $0.8 million for the year ended December 31, 2011 to $3.0 million for the year ended December 31, 2012. Revenues from warrants and other investments increased by $1.4 million from a loss of $0.8 million for the year ended December 31, 2011 to revenues of $0.6 million for the year ended December 31, 2012. This increase was primarily driven by a $0.8 million gain in redemptions from Class D Preferred Units of Sanctuary Wealth Services LLC ("Sanctuary"). On an adjusted basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues increased from 0.9% for the year ended December 31, 2011 to 5.2% for the year ended December 31, 2012.

Gain on Sale, Payoff and Mark-to-market of Loans

Gain on sale, payoff and mark-to-market of loans decreased $9.7 million, or 57.3%, from $17.0 million for the year ended December 31, 2011 to $7.1 million for the same period in 2012, with $6.6 million of the gain generated at JMP Credit and $0.5 million generated at HCC. At JMP Credit, during the year ended December 31, 2012, 127 loans were sold or paid off, resulting in a total net gain of $6.4 million. Of the total net gain, $6.1 million was related to 90 loan payoffs, where the borrowers repaid the loans at a premium to our carrying value. The remaining $0.3 million related to 37 loans, three of which were sold at a discount to our carrying value and 34 of which were sold at par, which was a premium to our carrying value. While we expect further gains from loan payoffs in future periods, these revenues are highly unpredictable as we are not actively marketing the loans collateralized by asset-backed securities for sale. In addition, at JMP Credit $0.2 million reflected the fair value adjustments of the loan held for sale. At HCC, a $0.6 million gain was generated, which was comprised of $0.3 million related to the sale of loans and $0.3 million to reflect the fair value adjustments of the small business loans.  As a percentage of total net revenues after provision for loan losses, gain on sale, payoff and mark-to-market of loans decreased from 15.2% for the year ended December 31, 2011 to 7.2% for the year ended December 31, 2012.

Gain on sale, payoff and mark-to-market of loans was earned in our Corporate Credit segment. On a segment reporting basis, the gain on sale, payoff and mark-to-market of loans in our Corporate Credit segment excludes the financial impact of gains or losses due to the sale or payoff of loans originally included in the portfolio acquired by JMP Group in April 2009. The segment reported gain on sale, payoff and mark-to-market of loans also excludes unrealized mark-to-market gains or losses on the investment portfolio at HCC. The segment balance also excludes unrealized mark-to-market gains or losses on the investment portfolio at HCC. Our segment reported gain on sale, payoff and mark-to-market of loans in the Corporate Credit segment decreased $0.3 million, or from $2.2 million for the year ended December 31, 2011 to $1.9 million for the year ended December 31, 2012. Gain on sale, payoff and mark-to-market of loans decreased from 1.8% for the year ended December 31, 2011 to 1.6% for the year ended December 31, 2012 as a percentage of total segment adjusted net revenues.

Net Dividend Income

Net dividend income decreased from $1.4 million for the year ended December 31, 2011 to a loss of $29 thousand for the same period in 2012. The net dividend income in 2011 primarily comprised of dividend income from our investments in NYMT and in our principal investment portfolio. The decline resulted from the sale of our NYMT investments in 2012.

Our net dividend income of $1.4 million for the year ended December 31, 2011 was comprised of $776 thousand of net dividend income from our investment in NYMT earned in our Broker-Dealer segment, and $590 thousand of net dividend income from our principal investment portfolio earned in our Corporate segment.  Our net dividend loss for the year ended December 31, 2012 was primarily comprised of $234 thousand of net dividend income from our investment in HCC, earned in our Asset Management segment, which was eliminated in consolidation. As a percentage of total segment adjusted net revenues, net dividend income decreased from 1.1% for the year ended December 31, 2011 to 0.2% for the year ended December 31, 2012.

Net Interest Income (Expense)

(In thousands)	Year Ended December 31,
	2012	2011
Cratos CLO loan contractual interest income	$21,547	$21,814
Cratos CLO ABS issued contractual interest expense	(5,202)	(4,582)
Net Cratos CLO contractual interest	16,345	17,232

Other interest income	2,970	4,097

Total Segment net interest income	$19,315	$21,329

Cratos CLO loan liquidity discount accretion	4,691	8,748
Cratos CLO ABS liquidity discount amortization	(33,899)	(30,234)
Net Cratos CLO liquidity discount amortization	(29,208)	(21,486)

HCC interest income	3,773	230
HCC interest expense	(975)	(127)
Net HCC interest income	2,798	103

Other interest income adjustment	-	(2,337)

Total net interest expense	$(7,095)	$(2,391)

Net interest expense increased $4.7 million, or 196.7% from $2.4 million for the year ended December 31, 2011 to $7.1 million for the year ended December 31, 2012. Net interest expense included liquidity discount amortization of $21.5 million and $29.2 million for the years ended December 31, 2011 and December 31, 2012, respectively. As a percentage of total net revenues after provision for loan losses, net interest expense increased from 2.1% for the year ended December 31, 2011 to 7.0% for the year ended December 31, 2012.

Total segment net interest income decreased from $21.3 million for the year ended December 31, 2011 to $19.3 million for the year ended December 31, 2012. Our total segment net interest income excludes net amortization of liquidity discounts on loans and asset-backed securities issued. Net interest income is earned primarily in our Corporate Credit segment, and largely reflects net Cratos CLO contractual interest. Total segment net interest income is a non-GAAP financial measure that aggregates our segment reported net interest income (expense) across each segment. We believe that presenting total segment net interest income is useful to investors as a means of assessing the performance of JMP Group’s combined credit activities.  Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment adjusted net revenues, net interest income decreased from 17.4% for the year ended December 31, 2011 to 15.8% for the year ended December 31, 2012.

The following table sets forth contractual interest income and expense related to Cratos CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Year Ended December 31, 2012
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
Cratos CLO loan contractual interest income	$21,547		$428,166	4.95%	0.45%	4.50%
Cratos CLO ABS issued contractual interest expense	(5,202)		(431,003)	1.19%	0.45%	0.74%
Net Cratos CLO contractual interest	$16,345	$	N/A	N/A	N/A	N/A

(In thousands)	Year Ended December 31, 2011
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
Cratos CLO loan contractual interest income	$21,814		$444,758	4.84%	0.31%	4.53%
Cratos CLO ABS issued contractual interest expense	(4,582)		(431,003)	1.05%	0.31%	0.74%
Net Cratos CLO contractual interest	$17,232	$	N/A	N/A	N/A	N/A

Contractual interest of $21.5 million was earned on the performing loans held by our Cratos CLO for the year ended December 31, 2012. The annualized weighted average contractual interest rate on the performing loans was 4.95% with a spread to weighted average LIBOR of 4.50% for the year ended December 31, 2012. Interest expense related to ABS issued was $5.2 million for the year ended December 31, 2012. The annualized weighted average contractual interest rate on the ABS issued during the year was 1.19% with a spread to weighted average LIBOR of 0.74%.

Contractual interest of $21.8 million was earned on the performing loans held by our Cratos CLO for the year ended December 31, 2011. The annualized weighted average contractual interest rate on the performing loans was 4.84% with a spread to weighted average LIBOR of 4.53% for the year ended December 31, 2011. Interest expense related to ABS issued was $4.6 million for the year ended December 31, 2011. The annualized weighted average contractual interest rate on the ABS issued during the year was 1.05% with a spread to weighted average LIBOR of 0.74%.

Provision for Loan Losses

Provision for loan losses increased $0.5 million, or 27.7%, from $1.7 million for the year ended December 31, 2011 to $2.2 million for the same period in 2012. As a percent of net revenues after provision for loan losses, provision for loan losses increased from 1.6% for the year ended December 31, 2011 to 2.2% for the year ended December 31, 2012.

Total segment provision for loan losses increased from $34 thousand for the year ended December 31, 2011 to $0.2 million for the year ended December 31, 2012. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment.  See tables on pages [40-41] for a reconciliation to segment reported provision for loan losses.  Our total segment provision for loan losses in 2012 was solely recognized in our Corporate Credit segment in 2012, and in 2011 was comprised of provisions for loan losses of ($0.5 million) and $0.5 million in our Corporate Credit and Corporate segments, respectively. The increase was primarily attributed to a $0.5 million recovery recorded in Corporate segment in 2011 related to loans held for investment, partially offset by $0.4 million less provisions for loan losses recorded to our general reserves for loans collateralizing ABS from $0.5 million in 2011 to $0.1 million in 2012. As a percent of total segment adjusted net revenues, segment provision for loan losses increased from 0.0% for the year ended December 31, 2011 to 0.2% for the same period in 2012.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions as well as equity-based compensation to our employees and managing directors, decreased $22.6 million, or 25.4%, from $89.0 million for the year ended December 31, 2011 to $66.4 million for the year ended December 31, 2012.

Employee payroll, taxes and benefits, and consultant fees, increased $0.5 million, or 1.6%, from $33.9 million for the year ended December 31, 2011 to $34.4 million for the year ended December 31, 2012, primarily due to the effect of a full year of base pay increases made during 2012.

Performance-based bonus and commissions decreased $15.3 million, or 34.2%, from $44.8 million for the year ended December 31, 2011 to $29.5 million for the same period in 2012. The decrease was primarily due to a decrease in total net revenues after provision for loan losses from $111.7 million for the year ended December 31, 2011 to $100.8 million for the same period in 2012.

Equity-based compensation decreased $7.8 million, or 75.8%, from $10.3 million for the year ended December 31, 2011 to $2.5 million for the year ended December 31, 2012. The change reflects a decrease of $7.0 million of performance-based RSUs, and a decrease of $0.8 million related to RSUs granted in connection with the initial public offering. The decrease related to performance-based RSUs is driven by a change in vesting criteria of performance-based RSUs granted in 2012 causing deferred compensation to be recognized over two years, as opposed to prior years' performance-based RSUs which were recognized immediately.

Compensation and benefits as a percentage of net revenues after provision for loan losses decreased from 79.8% for the year ended December 31, 2011 to 65.8% for the same period in 2012.

Compensation and benefits in our adjusted net operating income, which includes 100% of deferred compensation expense and excludes RSU expense, decreased from $73.5 million for the year ended December 31, 2011 to $70.3 million for the year ending December 31, 2012.  This decline was attributed to the decline in performance-based bonus and commissions. See "Adjusted Operating Net Income (Non-GAAP Financial Measure)," above.

Administration

Administration expenses decreased $0.5 million, or 7.0%, from $6.6 million for the year ended December 31, 2011 to $6.2 million for the year ended December 31, 2012, partially due to a $0.2 million decrease in conference fees, a $0.2 million decrease in placement and recruiting fees and a $0.2 million decrease in building repairs and maintenance. As a percentage of total net revenues after provision for loan losses, administration expense was 6.0% and 6.1% of total net revenues after provision for loan losses for the years ended December 31, 2011 and 2012, respectively.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees decreased $0.9 million, or 19.6%, from $4.7 million for the year ended December 31, 2011 to $3.8 million for the year ended December 31, 2012. The decrease was primarily due to a decrease in trading volume. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 4.2% for the year ended December 31, 2011 to 3.8% for the year ended 2012.

Travel and Business Development

Travel and business development expense decreased $0.3 million, or 8.0%, from $3.7 million for the year ended December 31, 2011 to $3.4 million for the year ended December 31, 2012. The decrease primarily reflects a $0.3 million decrease in travel expense, driven by a 12.1% decrease in travel volume. Reimbursements from clients were $1.1 million and $1.0 million for the years ended December 31, 2011 and 2012, respectively. As a percentage of total net revenues after provision for loan losses, travel and business development expense was 3.3% and 3.4% for the years ended December 31, 2011 and 2012, respectively.

Communications and Technology

Communications and technology expense decreased $0.5 million, or 12.2%, from $4.0 million for the year ended December 31, 2011 to $3.5 million for the year ended December 31, 2012. As a percentage of total net revenues after provision for loan losses, communications and technology expense decreased from 3.6% for the year ended December 31, 2011 to 3.4% for the year ended December 31, 2012.

Professional Fees

Professional fees increased $0.6 million, or 22.8%, from $3.0 million for the year ended December 31, 2011 to $3.6 million for the year ended December 31, 2012. As a percentage of total net revenues after provision for loan losses, professional fees increased from 2.7% for the year ended December 31, 2011 to 3.6% for the year ended December 31, 2012.

Impairment Loss on Purchased Management Contract

On June 11, 2010, we agreed to purchase the collateral management contracts for two CLOs from Princeton Advisory Group, Inc. for up to $5.0 million. The transfers of the contracts were subject to the receipt of certain consents and other conditions. On September 8, 2010, we completed the purchase of one of the two management contracts for $3.8 million, and the contract was transferred to JMPCA. However, since a single investor had previously acquired control of the right to transfer the management contract without cause at any time with 90 days’ notice, we recorded an impairment charge of $2.8 million for the quarter ended September 30, 2010. We later restructured the transaction to provide us with indemnity from the seller in the amount of $2.6 million, which was collateralized by certain assets and $1.0 million in cash. We determined the initial carrying value of the purchased management contract to be $1.0 million. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value. We determined that the carrying value of the purchased management contract was impaired and recorded a $0.7 million impairment charge for the quarter ended March 31, 2011. At that time, we also revised the estimated useful life of the asset. At June 30, 2011, the purchased management contract was fully amortized. For the years ended December 31, 2011 and 2010, the amortization expense was $0.2 million and $0.1 million, respectively. On December 6, 2011, the CLO's transaction documents and indenture were amended, which allowed the noteholders of this CLO to direct a liquidation of the collateral and redemption of the notes at any time with no requirement for full repayment of the notes, if such affected class voted in favor of receiving less than par. The CLO initiated liquidation proceedings in December 2011. During the fourth quarter of 2010, we were released from the obligation to purchase the second CLO management contract from Princeton Advisory Group, Inc.

Other Expenses

Other expenses increased $0.4 million, or 9.5%, from $4.1 million for the year ended December 31, 2011 to $4.5 million for the year ended December 31, 2012. As a percentage of total net revenues after provision for loan losses, other expenses increased from 3.7% for the year ended December 31, 2011 to 4.4% for the same period in 2012.

 Net Income (Loss) Attributable to Non-controlling Interest

Net income attributable to non-controlling interest increased $5.4 million from a $0.2 million loss for the year ended December 31, 2011 to $5.2 million of income for the year ended December 31, 2012. Non-controlling interest for the year ended December 31, 2012 includes the interest of third parties in Cratos CLO (effective August 6, 2010), HGC (effective April 1, 2010), HCC (effective August 8, 2011), and HGC II (effective October 1, 2012), all partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the year ended December 31, 2011 includes the interest of third parties in Cratos CLO (effective August 6, 2010), HGC (effective April 1, 2010), and HCC (effective August 8, 2011), all partially-owned subsidiaries consolidated in our financial statements. The increase in net income attributable to non-controlling interest reflected increases of $1.3 million related to HGC and HGC II, $1.2 million related to JMP Credit and Cratos CLO, and $2.5 million related to HCC.

Provision for Income Taxes

For the years ended December 31, 2012 and 2011, we recorded a tax expense of $1.6 million and a tax benefit of $1.6 million, respectively. The effective tax rate for the years ended December 31, 2012 and 2011 was 16.6% and 38.4%, respectively. The 21.9% decrease in the effective tax rate was primarily attributable to the income associated with HGC, HGC II and HCC, which are consolidated for financial reporting purposes but not for tax purposes.

Our adjusted operating net income assumes a combined federal, state and local income tax rate of 42%. Segment income tax expense increased $2.2 million from $9.1 million for the year ended December 31, 2011 to $11.3 million for the year ended December 31, 2012.

Year Ended December 31, 2011, Compared to Year Ended December 31, 2010

Revenues

Investment Banking

Investment banking revenues increased $0.5 million, or 1.2%, from $45.6 million for the year ended December 31, 2010 to $46.1 million for the same period in 2011, and increased as a percentage of total net revenues after provision for loan losses from 31.5% to 41.3%, respectively. Investment banking revenue was earned in our Broker-Dealer segment for both the years ended 2010 and 2011. As a percentage of total segment adjusted net revenues, investment banking revenue decreased from 40.0% for the year ended December 31, 2010 to 37.7% for the year ended December 31, 2011. The increase in revenues reflects a higher level of activity in our public equity underwriting, partially offset by decreases in our strategic advisory business and private capital markets and other business. Public equity underwriting revenues increased $4.2 million, or 18.8%, from $22.3 million for the year ended December 31, 2010 to $26.5 million for the year ended December 31, 2011. We executed 56 public equity underwriting transactions in 2011 compared to 44 in 2010. We acted as a lead manager on nine transactions in 2011 and 10 in 2010. Our strategic advisory revenues decreased $2.1 million, or 17.4%, from $12.2 million for the year ended December 31, 2010 to $10.1 million for the year ended December 31, 2011. We executed 19 strategic advisory transactions in 2011 compared to 16 in 2010. Private capital market and other revenues decreased from $11.0 million for the year ended December 31, 2010 to $9.5 million for the year ended December 31, 2011. We executed 11 private placement transactions in 2011 compared to 14 in 2010.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment decreased $2.8 million, or 9.9%, from $28.3 million for the year ended December 31, 2010 to $25.5 million for the year ended December 31, 2011. The decrease was the result of reduced trading volume. Brokerage revenues increased as a percentage of total net revenues after provision for loan losses, from 19.5% for the year ended December 31, 2010 to 22.8% for the year ended December 31, 2011. As a percentage of total segment adjusted net revenues, brokerage revenues decreased from 24.8% for the year ended December 31, 2010 to 20.8% for the year ended December 31, 2011.

Asset Management Related Fees

(In thousands)	Year Ended December 31,
	2011	2010
Base management fees:
Fees reported as asset management fees	$9,708	$9,278
Fees reported as other income	2,848	770
Fees earned at HGC, HCC and HMOP	759	575
Total base management fees	13,315	10,623

Incentive fees:
Fees reported as asset management fees	$10,077	$2,952
Fees reported as other income	381	2,170
Total incentive fees	10,458	5,122

Other fee income:
Fundraising fees	$1,107	$524
Total other fee income	1,107	524

Asset management related fees:
Fees reported as asset management fees	$19,785	$12,230
Fees reported as other income	4,336	3,464
Fees earned at HGC, HCC and HMOP	759	575
Total Segment asset management related fee revenues	$24,880	$16,269

Fees reported as asset management fees increased $7.6 million, or 61.8%, from $12.2 million for the year ended December 31, 2010 to $19.8 million for the year ended December 31, 2011. As a percentage of total net revenues after provision for loan losses, asset management revenues increased from 8.5% for the year ended December 31, 2010 to 17.7% for the year ended December 31, 2011. Fees reported as other income increased $0.9 million, or 25.1%, from $3.5 million for the year ended December 31, 2010 to $4.3 million for the year ended December 31, 2011. As a percentage of total net revenues after provision for loan losses, other income increased from 2.4% for the year ended December 31, 2010 to 3.9% for the year ended December 31, 2011.

Total segment asset management related fees include total base management fees and total incentive fees for our funds and CLOs under management, as well as other income from fee sharing arrangements with, and fees earned to raise capital for, third-party investment partnerships or funds.

Adjusted asset management related fees is a non-GAAP financial measure that adjusts our total segment asset management related fees by reversing the elimination of those fees in the consolidation of HGC, HMOP and HCC.  Adjusted asset management related fees are reconciled to the GAAP measure, total segment asset management fee revenues, in the table above.

Total segment asset management related fees were earned primarily in our Asset Management segment for both years ended December 31, 2010 and 2011. Total segment asset management related fee revenue increased $8.4 million, from $16.3 million for the year ended December 31, 2010 to $24.9 million for the year ended December 31, 2011. The increase was primarily attributed to increases in management fees and incentive fees. Total base management fees were $10.6 million and $13.3 million, and include base management fees earned at HGC and HCC of $0.6 million and $0.8 million for the years ended December 31, 2010 and 2011, respectively. Base management fees reported as asset management fees increased $0.4 million from $9.3 million for the year ended December 31, 2010 to $9.7 million for the year ended December 31, 2011, and primarily related to a $0.6 million increase in management fees from a CLO managed by JMPCA. Base management fees reported as other income increased from $0.8 million to $2.8 million, driven by a $0.8 million settlement fee received from the termination of JMPCA as a collateral manager. Total incentive fees increased $5.4 million from $5.1 million for the year ended December 31, 2010 to $10.5 million for the same period in 2011. The increase in incentive fees was driven by an increase of $7.4 million and $0.4 million related to HSCP and HTP, respectively, partially offset by a $0.3 million decline related to HOP II and NYMT. Total segment asset management related fees increased as a percentage of total segment adjusted net revenues from 14.3% for the year ended December 31, 2011 to 20.3% for the year ended December 31, 2012.

Principal Transactions

Principal transaction revenues decreased $1.8 million, or 52.8%, from $3.4 million for the year ended December 31, 2010 to $1.6 million for the year ended December 31, 2011. As a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 2.4% for the year ended December 31, 2012 to 1.5% for the year ended December 31, 2011.

Total segment principal transaction revenues decreased $0.5 million, from $1.6 million for the year ended December 31, 2010 to $1.1 million for the same period in 2011. Total segment principal transaction revenues is a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. We believe that presenting total segment principal transaction revenues is useful to investors as a means of assessing the performance of JMP Group’s combined investment activities. The principal transaction revenues for 2011 were primarily based in our Broker-Dealer and Asset Management segments, which collectively reflected $1.8 million of the $1.1 million principal transaction revenues. The principal transaction revenues for 2011 were primarily based in our Broker-Dealer and Asset Management segments, which collectively reflected $2.4 million of the $1.6 million principal transaction revenues. Total segment principal transaction revenues are reconciled to othe GAAP measure, total principal transaction revenues, in the table below.

(In thousands)	Year Ended December 31,
	2011	2010

Equity and other securities excluding non-controlling interest	$988	$2,512
Warrants and other investments	(757)	(1,895)
Investment partnerships	848	957
Total Segment principal transaction revenues	1,079	1,574
Operating adjustment addbacks	442	758
Non-controlling interest in HGC, HCC and HMOP	94	1,089
Total principal transaction revenues	$1,615	$3,421

The $0.5 million decrease in total segment principal transaction revenues reflect decreased revenue from our equity investment and other securities, partially offset by reduced losses in warrants and other investments. Revenues from equity and other securities decreased $1.5 million from $2.5 million for the year ended December 31, 2010 to $1.0 million for the same period in 2011, driven primarily by a $1.1 million decline related to JMPS. This decline was partially offset by reductions in losses in warrants and other investments. Revenues from warrants and other investments increased by $1.1 million from a loss of $1.9 million for the year ended December 31, 2010 to a loss of $0.8 million for the year ended December 31, 2011. This increase was primarily driven by the loss of $1.5 million recorded for one investment in 2010. In addition, revenues from our investment partnerships decreased $0.2 million from $1.0 million for the year ended December 31, 2010 to $0.8 million for the year ended December 31, 2011. Revenues related to our non-controlling interest in Harvest Funds decreased from $1.1 million for the year ended December 31, 2010 to $0.1 million for the year ended December 31, 2011. As a percentage of total net revenues after provision for loan losses, total segment principal transaction revenues decreased from 1.4% for the year ended December 31, 2010 to 0.9% for the year ended December 31, 2011

Gain on Sale, Payoff and Mark-to-market of Loans

Gain on sale, payoff and mark-to-market of loans decreased $22.4 million, or 56.8%, from $39.4 million for the year ended December 31, 2010 to $17.0 million for the same period in 2011, with all of the gain generated at JMP Credit. During the year ended December 31, 2011, 110 loans were sold or paid off, resulting in a total net gain of $17.3 million. Of the total net gain, $11.7 million was related to 90 loan payoffs, where the borrowers repaid the loans at a premium to our carrying value. The remaining $5.3 million related to 20 loans, 11 of which were sold at a discount to our carrying value and nine of which were sold at par, which was a premium to our carrying value. While we expect further gains from loan payoffs in future periods, these revenues are highly unpredictable as we are not actively marketing the loans collateralized by asset-backed securities for sale. These gains were partially offset by a $0.3 million loss recorded to reflect fair value adjustments of the loan held for sale. As a percentage of total net revenues after provision for loan losses, gain on sale, payoff and mark-to-market of loans decreased from 27.2% for the year ended December 31, 2010 to 15.3% for the year ended December 31, 2011.

Gain on sale, payoff and mark-to-market of loans was earned in our Corporate Credit segment. On a segment reporting basis, the gain on sale, payoff and mark-to-market of loans excludes the financial impact of gains or losses due to the sale or payoff of loans originally included in the portfolio acquired by JMP Group in April 2009. The segment reported gain on sale, pays and mark-to-maket of loans also excludes unrealized mark-to-market gains or losses on the investment portfolio at HCC. Our segment reported gain on sale, payoff and mark-to-market of loans in the Coprorate Credit segment increased from $1.2 million for the year ended December 31, 2010 to $2.2 million for the year ended December 31, 2011. As a percentage of total segment adjusted net revenues, gain on sale, payoff and mark-to-market of loans increased from 1.0% for the year ended December 31, 2010 to 1.8% for the year ended December 31, 2011.

Net Dividend Income

Net dividend income decreased $0.8 million, or 39.3%, from $2.2 million for the year ended December 31, 2010 to $1.4 million for the year ended December 31, 2011. As a percentage of total net revenues after provision for loan losses, net dividend income decreased from 1.6% for the year ended December 31, 2010 to 1.2% for the year ended December 31, 2011.

Total segment net dividend income increased $0.2 million, or 16.1%, from $1.2 million for the year ended December 31, 2010 to $1.4 million for the year ended December 31, 2011. Total segment net dividend income is a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment.  See tables on pages [40-41] for a reconciliation to segment reported net dividend income. For both periods, net dividend income was primarily related to dividends from our NYMT investment. As a percentage of total segment adjusted net revenues, net dividend income increased 0.1% from 1.0% for the year ended December 31, 2010 to 1.1% for the year ended December 31, 2011.

Net Interest Income (Expense)

(In thousands)	Year Ended December 31,
	2011	2010
Cratos CLO loan contractual interest income	$21,814	$20,706
Cratos CLO ABS issued contractual interest expense	(4,582)	(4,697)
Net Cratos CLO contractual interest	17,232	16,009

Other interest income	4,097	5,353

Total Segment net interest income	$21,329	$21,362

Cratos CLO loan liquidity discount accretion	8,748	22,072
Cratos CLO ABS liquidity discount amortization	(30,234)	(28,165)
Net Cratos CLO liquidity discount amortization	(21,486)	(6,093)

HCC interest income	230	-
HCC interest expense	(127)	-
Net HCC interest income	103	-

Other interest income adjustment	(2,337)	(3,794)

Total net interest (expense) income	$(2,391)	$11,475

Net interest income decreased $13.9 million, or 120.8% from $11.5 million income for the year ended December 31, 2010 to a $2.4 million loss for the year ended December 31, 2011. Net interest income included net liquidity discount amortization of $6.1 million and $21.5 million for the years ended December 31, 2010 and 2011, respectively. As a percentage of total net revenues after provision for loan losses, net interest income decreased from 7.9% for the year ended December 31, 2010 to 2.1% for the year ended December 31, 2011.

Total segment net interest income decreased $0.1 million, from $21.4 million for the year ended December 31, 2010 to $21.3 million for the year ended December 31, 2011. Our total adjusted net interest income excludes net amortization of liquidity discounts on loans and asset-backed securities issued. Net interest income (expense) is earned primarily in our Corporate Credit segment, and largely reflects net Cratos CLO contractual interest. Total segment net interest income is a non-GAAP financial measure that aggregates our segment reported net interest income (expense) across each segment. We believe that presenting total segment net interest income is useful to investors as a means of assessing the performance of JMP Group’s combined credit activities.  Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment adjusted net revenues, total segment net interest income decreased from 18.7% for the year ended December 31, 2010 to 17.4% for the year ended December 31, 2011.

The following table sets forth contractual interest income and expense related to Cratos CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Year Ended December 31, 2011
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
Cratos CLO loan contractual interest income	$21,814		$444,758	4.84%	0.31%	4.53%
Cratos CLO ABS issued contractual interest expense	(4,582)		(431,003)	1.05%	0.31%	0.74%
Net Cratos CLO contractual interest	$17,232	$	N/A	N/A	N/A	N/A

(In thousands)	Year Ended December 31, 2010
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
Cratos CLO loan contractual interest income	$20,706		$421,411	4.85%	0.34%	4.51%
Cratos CLO ABS issued contractual interest expense	(4,697)		(431,466)	1.07%	0.34%	0.73%
Net Cratos CLO contractual interest	$16,009	$	N/A	N/A	N/A	N/A

Contractual interest of $21.8 million was earned on the performing loans held by our Cratos CLO for the year ended December 31, 2011. The annualized weighted average contractual interest rate on the performing loans was 4.84% with a spread to weighted average LIBOR of 4.53% for the year ended December 31, 2011. Interest expense related to ABS issued was $4.6 million for the year ended December 31, 2011. The annualized weighted average contractual interest rate on the ABS issued during the year was 1.05% with a spread to weighted average LIBOR of 0.74%.

Contractual interest of $20.7 million was earned on the performing loans held by our Cratos CLO for the year ended December 31, 2010. The annualized weighted average contractual interest rate on the performing loans was 4.85% with a spread to weighted average LIBOR of 4.51% for the year ended December 31, 2010. Interest expense related to ABS issued of $4.7 million for the year ended December 31, 2010. The annualized weighted average contractual interest rate on the ABS issued during the year was 1.07% with a spread to weighted average LIBOR of 0.73%.

Provision for Loan Losses

Provision for loan losses increased $0.4 million, or 30.2%, from $1.3 million for the year ended December 31, 2010 to $1.7 million for the same period in 2011. As a percent of net revenues after provision for loan losses, provision for loan losses increases from 0.9% for the year ended December 31, 2010 to 1.6% for the year ended December 31, 2011.

Total segment provision for loan losses decreased from $1.3 million for the year ended December 31, 2010 to $34 thousand for the year ended December 31, 2011. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment.  See tables on pages [40-41] for a reconciliation to segment reported provision for loan losses. The decrease was partially attributed to less provision booked as general reserves against performing loans purchased after the Cratos acquisition. For the year ended December 31, 2010, the provision against loans collateralizing ABS issued of $1.0 million was recorded as general reserve against performing loans that were purchased after the Cratos acquisition. For the year ended December 31, 2011, a provision against loans collateralizing ABS issued of $0.5 million was recorded as general reserve against performing loans that were purchased after the Cratos acquisition. In addition, the 2011 provision for loan losses included a $0.5 million reversal related to loan recovery. As a percent of total segment adjusted net revenues, segment provision for loan losses increased from 1.2% for the year ended December 31, 2010 to 0.0% for the year ended December 31, 2011.

Expenses

Non-Interest Expenses

Compensation and Benefits

On a consolidated basis, compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions as well as equity-based compensation to our employees and managing directors, decreased $6.7 million, or 7.0%, from $95.7 million for the year ended December 31, 2010 to $89.0 million for the year ended December 31, 2011.

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

Compensation and benefits as a percentage of net revenues after provision for loan losses increased from 66.1% for the year ended December 31, 2010 to 79.8% for the same period in 2011.

Compensation and benefits in our adjusted net operating income, which includes 100% of deferred compensation expense and excludes RSU expense, increased from $69.9 million for the year ended December 31, 2010 to $73.5 million for the year ending December 31, 2011. See "Adjusted Operating Net Income (Non-GAAP Financial Measure)" above.

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

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees decreased $0.4 million, or 7.3%, from $5.1 million for the year ended December 31, 2010 to $4.7 million for the year ended December 31, 2011. The decrease was primarily due to a decrease in trading volume. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees increased from 3.5% for the year ended December 31, 2010 to 4.2% for the year ended 2011.

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

Impairment Loss on Purchased Management Contract

On June 11, 2010, we agreed to purchase the collateral management contracts for two CLOs, from Princeton Advisory Group, Inc., for up to $5.0 million. The transfers of the contracts were subject to the receipt of certain consents and other conditions. On September 8, 2010, we completed the purchase of one of the two management contracts for $3.8 million, and the contract was transferred to JMPCA. However, since a single investor had previously acquired control of the right to transfer the management contract without cause at any time with 90 days’ notice, we recorded an impairment charge of $2.8 million for the quarter ended September 30, 2010. We later restructured the transaction to provide us with indemnity from the seller in the amount of $2.6 million, which was collateralized by certain assets and $1.0 million in cash. We determined the initial carrying value of the purchased management contract to be $1.0 million. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value. We determined that the carrying value of the purchased management contract was impaired and recorded a $0.7 million impairment charge for the quarter ended March 31, 2011. At that time, we also revised the estimated useful life of the asset. At June 30, 2011, the purchased management contract was fully amortized. For the years ended December 31, 2011 and 2010, the amortization expense was $0.2 million and $0.1 million, respectively. On December 6, 2011, the CLO's transaction documents and indenture were amended, which allowed the noteholders of this CLO to direct a liquidation of the collateral and redemption of the notes at any time with no requirement for full repayment of the notes, if such affected class voted in favor of receiving less than par. The CLO initiated liquidation proceedings in December 2011. During the fourth quarter of 2010, we were released from the obligation to purchase the second CLO management contract from Princeton Advisory Group, Inc.

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

 Net Income (Loss) Attributable to Non-controlling Interest

Net income attributable to non-controlling interest decreased $3.0 million from $2.8 million for the year ended December 31, 2010 to a $0.2 million loss for the year ended December 31, 2011. Non-controlling interest for the year ended December 31, 2011 includes the interest of third parties in JMP Credit (through August 6, 2010), Cratos CLO (effective August 6, 2010), HGC (effective April 1, 2010), and HCC (effective August 8, 2011), partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the year ended December 31, 2010 includes the interest of third parties in JMP Credit (through August 6, 2010), Cratos CLO (effective August 6, 2010), HMOP (through December 31, 2010) and HGC (effective April 1, 2010), partially-owned subsidiaries consolidated in our financial statements. HMOP was liquidated on December 31, 2010, with all of its partners redeeming their interests as of that date. The assets of HMOP were distributed to its partners in January 2011. The members of HGC do not have substantive kick-out rights, and therefore, HGC has been consolidated from inception on April 1, 2010. The decrease in net income attributable to non-controlling interest reflected a decrease of $2.2 million related to HGC and a decrease of $0.8 million related to JMP Credit and Cratos CLO.

Provision for Income Taxes

For the years ended December 31, 2011 and 2010, we recorded a tax benefit of $1.6 million and tax expense of $8.6 million, respectively. The effective tax rate for the years ended December 31, 2011 and 2010 was 39.0% and 40.9%, respectively. The 1.9% decrease in the effective tax rate was primarily attributable to the income associated with HGC and HCC, which are consolidated for financial reporting purposes but not for tax purposes, partially offset by an adjustment in the California state enterprise zone tax credit.

Our adjusted operating net income assumes a combined federal, state and local income tax rate of 42%. Segment income tax expense increased $2.8 million from $6.3 million for the year ended December 31, 2010 to $9.1 million for the year ended December 31, 2011.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital and liquidity for the year ended December 31, 2012 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of December 31, 2012, we had net liquid assets of $48.7 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, note payable and non-controlling interest. We have satisfied our capital and liquidity requirements primarily through the net proceeds from the initial public offering, the January 2013 issuance of the Senior Notes, and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. At December 31, 2012 and December 31, 2011, we had Level 3 assets (financial instruments measured on a recurring basis whose fair value was determined using unobservable inputs that are not corroborated by market data) of $87.4 million and $28.0 million, respectively, which represented 12.3% and 4.2% of total assets, respectively. Level 3 assets increased by $59.4 million, due to the purchased new assets (primarily related to small business loans and private equity securities) of $60.8 million, and the unrealized gain of $3.5 million, partially offset by the sale of assets of $3.7 million, and by the transfers of certain private equity securities into Level 2 of $1.2 million. $0.9 million in investments were subsequently transferred into Level 1, reflecting the fair value measurement of these investments being based on quoted market prices without further adjustment. The transfers from Level 3 were a result of the initial public offerings of two positions in HGC.

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

Cratos CLO must comply with certain asset coverage tests, such as tests that restrict the amount of discounted obligations and obligations rated “CCC” or lower it can hold. During any time the CLO exceeds such a limit, our ability, as the manager of Cratos CLO, to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, defaulted obligations, discounted assets (those purchased below 85% of their par value) and assets rated “CCC” or lower in excess of applicable limits in the CLOs investment criteria are not given full par credit for purposes of calculation of the CLO over-collateralization (“OC”) tests. We were in compliance with all OC tests on the determination dates since February 2010. However, on the quarterly determination dates in February 2010, November and August 2009, Cratos CLO was in violation of its Class E OC test. In order to remedy the deficiency, we were required to use $10.2 million of the CLOs residual cash flows to pay down Class A note holders, rather than distribute the funds to us as owners of the CLOs subordinated notes. If Cratos CLO were to violate the Class E test, or any more senior tests, we would be required to pay down the most senior notes with the residual cash flows until the violation was cured. In the most extreme case, if the CLO were in violation of the most senior OC test, the Class A note holders would have the ability to declare an event of default and cause an acceleration of all principal and interest outstanding on the notes.

For financial reporting purposes, the loans and asset-backed securities of Cratos CLO are consolidated on our balance sheet. The loans are reported at their cost adjusted for amortization of liquidity discount and credit reserves, both of which were recorded at the Cratos acquisition date, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discount only. At December 31, 2012, we had $401.0 million of loans collateralizing asset-backed securities, net, $3.1 million of loans held for sale, $57.0 million of restricted cash and $1.1 million of interest receivable funded by $415.5 million of asset-backed securities issued, net, and interest payable of $0.5 million. These assets and liabilities represented 65.0% of total assets and 79.6% of total liabilities respectively, reported on our Consolidated Statement of Financial Condition at December 31, 2012.

The tables below summarize the loans held by Cratos CLO grouped by range of outstanding balance, industry and Moody’s Investors Services, Inc. rating category as of December 31, 2012.

(Dollars in thousands)			As of December 31, 2012
Range of Outstanding Balance			Number of Loans	Maturity Date			Total Principal
$0	-	$500	32	8/2015	-	8/2019	$12,508
$500	-	$2,000	131	12/2013	-	12/2019	163,939
$2,000	-	$5,000	74	4/2013	-	12/2019	210,991
$5,000	-	$10,000	5	2/2013	-	5/2018	31,248
Total			242				$418,686

(Dollars in thousands)	As of December 31, 2012
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Healthcare, Education & Childcare	23	$50,192	12.0%
Retail Store	19	35,746	8.5%
Diversified/Conglomerate Service	20	33,761	8.1%
Chemicals, Plastics and Rubber	17	32,058	7.7%
Electronics	15	25,544	6.1%
Beverage, Food & Tobacco	11	20,983	5.0%
Hotels, Motels, Inns and Gaming	7	20,554	4.9%
Telecommunications	9	19,746	4.7%
Leisure , Amusement, Motion Pictures & Entertainment	10	18,723	4.5%
Personal, Food & Misc Services	13	17,691	4.2%
Utilities	8	17,156	4.1%
Personal &Non-Durable Consumer Products	10	16,943	4.0%
Aerospace & Defense	10	15,271	3.7%
Automobile	6	8,418	2.0%
Banking	6	7,828	1.9%
Diversified/Conglomerate Mfg	7	7,644	1.8%
Insurance	3	6,742	1.6%
Broadcasting & Entertainmt.	5	6,650	1.6%
Finance	6	6,049	1.4%
Ecological	5	5,903	1.4%
Oil & Gas	3	5,436	1.3%
Farming & Agriculture	3	5,141	1.2%
Buildings and Real Estate	2	4,964	1.2%
Printing & Publishing	3	4,592	1.1%
Containers, Packaging and Glass	4	4,224	1.0%
Personal Transportation	3	3,984	1.0%
Grocery	2	3,968	0.9%
Textiles & Leather	4	3,586	0.9%
Machinery (Non-Agriculture,Non-Construction & Non-Electronic)	3	2,462	0.6%
Mining, Steel, Iron and Non-Precious Metals	1	2,419	0.6%
Cargo Transport	1	1,728	0.4%
Home and Office Furnishings, Housewares and Durable Consumer Products	1	1,092	0.3%
Diversified Natural Resources, Precious Metals and Minerals	1	993	0.2%
Personal and Non-Durable Consumer Products (mfg only)	1	495	0.1%
	242	418,686	100%

(Dollars in thousands)	As of December 31, 2012
Moody's Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
Baa3	1	$5,904	1.4%
Ba1	9	22,449	5.4%
Ba2	17	35,136	8.4%
Ba3	38	75,584	18.1%
B1	63	100,158	23.9%
B2	96	144,958	34.6%
B3	13	24,587	5.9%
Caa1	4	5,224	1.2%
Caa3	1	4,686	1.1%
Total	242	$418,686	100%

Other Liquidity Considerations

We maintain term loans and revolving lines of credit related to JMP Group LLC’s, our wholly-owned subsidiary (“JMPG LLC”), pursuant to a Credit Agreement with City National Bank (“CNB”). entered into on August 3, 2006, as amended and restated as of October 11, 2012 (as so amended and restated, the “Credit Agreement”).

As of December 31, 2012 (after taking into account any payments under the Credit Agreement that day), JMPG LLC’s total consolidated indebtedness under the Credit Agreement was $38.7 million, comprised of $10.5 million of a term loan of JMPG LLC (the “Initial Term Loan”), and $28.2 million of outstanding indebtedness under JMPG LLC’s revolving line of credit described below (the “Revolving Line of Credit”). The Initial Term Loan is being repaid in equal quarterly payments of approximately $2.2 million, with the final payment date on December 31, 2013.

The Revolving Line of Credit has a maximum principal balance of the lesser of (i) $30.0 million, and (ii) $58.5 million minus (a) the principal amount of the Initial Term Loan then outstanding, (b) the principal amount of the Term Loan B (as defined below), and (c) the principal amount of the Broker/Dealer Line of Credit (as defined below) then outstanding.  Under the Credit Agreement, CNB has agreed to issue certain letters of credit in an amount not exceeding $2.5 million, the stated amounts of which will be a reduction to the availability of the Revolving Line of Credit and drawings thereunder may be converted into drawings under the Revolving Line of Credit.  The Revolving Line of Credit will remain available through August 24, 2013.  On such date, any outstanding amount converts into a term loan (the “Converted Term Loan”).  The Converted Term Loan will be repaid in quarterly installments of 3.75% of such term loan for the first two years, 5.00% of such term loan for the next two years, and the remainder due at maturity on August 24, 2017.

In addition, under the Credit Agreement and subject to the terms and conditions therein, CNB also has agreed to extend a $15.0 million term loan (the “Term Loan B” and, together with the Initial Term Loan, the Revolving Line of Credit and the Converted Term Loan, the “CNB Loans”) to JMPG LLC on or prior to March 31, 2013, subject to certain terms and conditions contained in the Credit Agreement.  The Term Loan B would be repaid in quarterly installments of approximately $1.2 million beginning March 31, 2014 and continuing through September 30, 2016, with a final payment of approximately $1.3 million on December 31, 2016.

 The CNB Loans bear interest at LIBOR plus 2.25% (or, at JMPG LLC’s option, at CNB’s prime rate); however, on May 29, 2010, JPMG LLC entered into an interest rate cap with CNB to effectively lock in or fix the interest rate on the Initial Term Loan through maturity.  The interest rate cap will allow JPMG LLC to receive payments from CNB in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the Initial Term Loan to such rate. The notional principal amount of the cap amortizes in accordance with the amortization of the Initial Term Loan, and was $10.5 million at December 31, 2012 (after taking into account reductions in the notional amount to reflect any payments under the Credit Agreement that day) , with a recorded fair value of $7,851. Changes in the fair value are recorded in other comprehensive income.

The Credit Agreement provides that the proceeds of the CNB Loans are subject to the following restrictions: (i) the Initial Term Loan and up to $5.0 million of the Revolving Line of Credit Loans may not be used for any purpose other than to fund Permitted Investments (as defined therein), to fund Permitted Acquisitions (as defined therein) and to fund JMPG LLC’s working capital needs in the ordinary course of its business; (ii) all other proceeds of the Revolving Line of Credit may not be used for any purpose other than to make investments in HCS and by HCS to make investments in loans that are made to persons that are not affiliates of borrower; and (iii) the Term Loan B may not be used for any purpose other than to make equity investments in Cratos CLO and by Cratos CLO to make Permitted Investments in collateralized loan obligations.

The Credit Agreement includes a mandatory prepayment of the Loans in an amount equal to the amount by which the proceeds of an additional credit facility incurred by Harvest Capital Credit LLC after October 11, 2012 exceeds $75.0 million.

The Credit Agreement includes minimum fixed charge and interest charge coverage ratios applicable to us and our subsidiaries, a minimum net worth covenant applicable to us and our subsidiaries and a minimum liquidity covenant applicable to JMPG LLC and its subsidiaries.  Based on preliminary results from the quarter ended December 31, 2012, we expect JMPG LLC to be in compliance with all of these financial covenants.  The Credit Agreement also includes an event of default for a “change of control” that tests, in part, the composition of our ownership and an event of default if two or more of Joseph A. Jolson, Carter Mack, Craig Johnson and Mark Lehmann fail to be involved actively on an ongoing basis in the management of JMPG LLC or any of its subsidiaries.

The CNB Loans are secured guaranteed by HCS and secured by a lien on substantially all assets of JMPG LLC and HCS.

Separately, under a Revolving Note and Cash Subordination Agreement, dated as of April 8, 2011, by and between CNB and JMP Securities, as amended, JMP Securities has a subordinated revolving line of credit with CNB (the “Broker/Deal Line of Credit”).  Draws on the Broker/Deal Line of Credit bear interest at the rate of prime.  The maximum principal amount of the Broker/Deal Line of Credit is $10.0 million at any one time on or prior to March 31, 2013 and $15.0 million at any one time thereafter and before October 11, 2013.  The Broker/Deal Line of Credit matures on October 11, 2014. There were no borrowings on this line of credit as of December 31, 2012.  JMPG LLC has guaranteed the obligations under the Broker/Deal Line of Credit pursuant to a General Continuing Guaranty dated as of April 8, 2011.  Furthermore, if any of the Broker/Deal Line of Credit remains outstanding for more than 30 days, an event of default will occur under the Credit Agreement.

In January 2013, the Company raised approximately $46.0 million from the sale of 8.00% Senior Notes. The notes will mature on January 15, 2023, and may be redeemed in whole or in part at any time or from time to time at the company's option on or after January 15, 2016, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The notes will bear interest at a rate of 8.00% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year, beginning on April 15, 2013.

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

The Company currently intends to declare quarterly cash dividends on all outstanding shares of common stock. The Company currently does not plan to pay dividends on unvested shares of restricted stock. In March 2012, the Company’s board of directors declared and paid a quarterly cash dividend of $0.03 per share for the fourth quarter of 2011. In April 2012, the Company's board of directors declared a quarterly cash dividend of $0.035 per share, paid in June 2012 for the first quarter of 2012. In July 2012, the Company's board of directors declared a quarterly cash dividend of $0.035 per share, paid in August 2012 for the second quarter of 2012. In October 2012, the Company's board of directors declared a quarterly cash dividend of $0.035 per share, paid in November 2012 for the third quarter of 2012. The Company does not pay dividends on unvested shares of restricted stock.

During the years ended December 31, 2012 and 2011, the Company repurchased 858,137 and 860,778 shares, respectively, of the Company’s common stock at an average price of $6.58 per share and $7.38 per share, respectively, for an aggregate purchase price of $5.7 million and $6.4 million, respectively. Of the total shares repurchased during the years ended December 31, 2012 and 2011, 603,328 shares and 406,163 shares, respectively, were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company.

We had total restricted cash of $69.8 million comprised primarily of $57.0 million of restricted cash at JMP Credit on December 31, 2012. This balance was comprised of $3.8 million in interest received from loans in the CLO and $53.2 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLO. The principal restricted cash will be used to buy additional loans.

Because of the nature of our investment banking and sales and trading businesses, liquidity is important to us. Accordingly, we regularly monitor our liquidity position, including our cash and net capital positions. We believe that our available liquidity and current level of equity capital, combined with the net proceeds to us from the initial public offering and funds anticipated to be provided by our operating activities, will be adequate to meet our liquidity and regulatory capital requirements for at least the next twelve months. If circumstances required it, we could improve our liquidity position by discontinuing repurchases of the Company's common stock, halting cash dividends on our common stock and reducing cash bonus compensation paid.

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of $36.7 million and $38.0 million, which were $35.7 million and $37.0 million in excess of the required net capital of $1.0 million at December 31, 2012 and 2011, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.17 to 1 and 0.26 to 1 at December 31, 2012 and 2011, respectively.

A condensed table of cash flows for the years ended December 31, 2012, 2011 and 2010 is presented below.

(Dollars in thousands)	Year Ended December 31,			Change from 2011 to 2012		Change from 2010 to 2011
	2012	2011	2010	$	%	$	%
Cash flows provided by (used in) operating activities	$7,243	$16,150	$(33,160)	$(8,907)	-55.2%	$49,310	-148.7%
Cash flows (used in) provided by investing activities	(49,655)	(16,473)	17,622	(33,182)	-201.4%	(34,095)	-193.5%
Cash flows provided by (used in) financing activities	39,124	(428)	10,972	39,552	9241.0%	(11,400)	-103.9%
Total cash flows	$(3,288)	$(751)	$(4,566)	$(2,537)	-55.6%	$3,815	83.6%

Cash Flows for the Year Ended December 31, 2012

Cash decreased by $3.3 million during the year ended December 31, 2012, driven by cash used in investing activities.

Our operating activities provided $7.2 million of cash from the net income of $8.0 million, and non-cash revenue and expense items of $12.4 million, adjusted for the cash used in the change in operating assets and liabilities of $13.2 million. The non-cash revenue and expense items included net amortization expense of liquidity discount of $29.2 million, partially offset by a gain on sale, payoff and mark-to-market of loans of $7.3 million, and a $5.3 million adjustment of fair value in other investments. The net change in operating assets and liabilities was driven by a decrease in accrued compensation of $21.5 million.

Our investing activities used $49.7 million of cash primarily due to the funding of loans collateralizing ABS issued of $202.6 million, funding of small business loans of $36.7 million, the purchases of other investments of $28.1 million, and an increase of restricted cash reserved for lending of $20.9 million, partially offset by cash provided by sales and payoff of loans collateralizing ABS issued of $184.1 million, and $39.4 million of repayments on loans collateralizing ABS.

Our financing activities provided $39.1 million of cash primarily due to proceeds from capital contributions from non-controlling interest holders of $34.0 million, and proceeds from borrowing on line of credit of $40.1 million, partially offset by $11.9 million repayment of line of credit, $8.7 million repayment of note payable, cash dividends paid to stockholders of $5.8 million and the repurchase of our common stock for treasury of $5.6 million.

Cash Flows for the Year Ended December 31, 2011

Cash decreased by $0.8 million during the year ended December 31, 2011, primarily as a result of cash used in investing activities.

Our operating activities provided $16.2 million of cash from the net loss of $2.6 million, adjusted for the cash used in the change in operating assets and liabilities of $14.5 million and non-cash revenue and expense items of $4.2 million. The non-cash revenue and expense items included net amortization expense of liquidity discount of $21.5 million and stock-based compensation expense of $10.3 million partially offset by a loss on sale and payoff of loans of $17.0 million.

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

Our operating activities used $33.2 million of cash from the net income of $12.4 million, adjusted for the cash used in the change in operating assets and liabilities of $25.9 million and non-cash revenue and expense items of $19.7 million. The non-cash revenue and expense items included gain on sale, payoff and mark-to-market of loans of $39.4 million, net amortization expense of liquidity discount of $6.1 million and impairment loss on purchased management contract of $2.8 million.

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

Contractual Obligations and Commitments

The following table provides a summary of our contractual obligations and commitments as of December 31, 2012:

(in thousands)	Payments Due by Period:
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Note payable	$10,486	$8,736	$1,750	$-	$-
CLO Notes due 2021	431,003	-	-	-	431,003
Contractual interest payments (1)	38,732	4,727	9,174	9,174	15,657
Operating lease obligations	19,746	3,498	6,744	6,578	2,926
Purchase obligations	244	108	131	5	-
Commitments to lend (2)	28,831	28,831	-	-	-
Commitments under standby letters of credit (3)	248	248	-	-	-
Total payments	$529,290	$46,148	$17,799	$15,757	$449,586

(1)	Estimated future interest payments related to note payable and CLO Notes based on applicable interest rates as of December 31, 2012.
(2)	Unsettled trades to purchase loans at JMP Credit. The funds for such unsettled trades are included in restricted cash on the Consolidated Statement of Financial Condition at December 31, 2012.
(3)
Conditional commitments issued by JMP Credit to guarantee the performance by a borrower to a third party. The cash collateral supporting these standby letters of credit is included in restricted cash on the Consolidated Statement of Financial Condition at December 31, 2012.

Off-Balance Sheet Arrangements

In connection with Cratos CLO, the Company had unfunded commitments to lend of $18.6 million and $3.2 million and standby letters of credit of $1.0 million and $0.2 million as of December 31, 2012 and 2011, respectively. These commitments do not extend to JMP Group Inc.

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

We had no other material off-balance sheet arrangements as of December 31, 2012. However, as described below under “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Most of our financial instruments, other than loans collateralizing asset-backed securities issued and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. Marketable securities owned, Other investments, including warrant positions and investments in partnerships in which HCS is the general partner, and Marketable securities sold, but not yet purchased, are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item Principal transactions in the accompanying Consolidated Statements of Operations. Small business loans are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item Gain on sale, payoff and mark-to-market of loans in the accompanying Consolidated Statements of Operations.

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

Also included in other investments are warrants on public and private common stock owned by JMPS and HCC, private equity securities owned by HGC, HCC and JMP Capital, the investments in private companies sponsored by HCS and JMP Capital, an interest rate cap derivative instrument, and a forward contract owned by HGC. The warrants on public and private common stock are generally received as a result of investment banking transactions and are valued at estimated fair value as determined by management. Warrants owned at JMPS are valued at the date of issuance and marked-to-market as unrealized gains and losses until realized. Estimated fair value is determined using the Black-Scholes Options Valuation methodology. The fair value of the warrants and other equity securities owned by HCC is determined by the Company using comparable public company metrics discounted for private company market illiquidity. The fair value of the private equity securities and the forward contract owned by HGC and JMP Capital is determined by the Company using comparable public company metrics discounted for private company market illiquidity. The interest rate cap derivative instrument fair value is determined from counterparty price quotations. The investments in private companies sponsored by HCS and JMP Capital are carried at cost and evaluated for impairment on a quarterly basis.

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

The following tables summarize our marketable securities and other investments, as presented in our Consolidated Statements of Financial Condition, by valuation methodology as of December 31, 2012:

(in thousands)			Other Investments (3)
	Marketable Securities Owned, at Market Value (1)	Marketable Securities Sold, But Not Yet Purchased, at Market Value (2)	Hedge Funds Managed by HCS	Fund of Funds Managed by HCS	Limited Partner in Private Equity Fund	Warrants and Other	Equity securities	Forward Purchase Contract	Total Other Investments	Total Marketable Securities and Other Investments
Fair values based on:
Quoted market prices	$14,347	$11,567	$-	$-	$-	$-	$-	$-	$-	$25,914
Black Scholes credit adjusted valuation	-	-	-	-	-	-	-	-	-	-
Black Scholes options valuation	-	-	-	-	-	413	-	-	413	413
Observable market based inputs	-	-	27,907	-	-	-	-	-	27,907	27,907
Valuation determined by third party general partners	-	-	-	109	2,332	-	-	-	2,441	2,441
Comparable public company metrics discounted for private company market illiquidity	-	-	-	-	-	2,577	42,170	5,437	50,184	50,184
Totals	$14,347	$11,567	$27,907	$109	$2,332	$2,990	$42,170	$5,437	$80,945	$106,859

Fair values based on:
Quoted market prices	100.0%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	24.2%
Black Scholes credit adjusted valuation	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Black Scholes options valuation	0.0%	0.0%	0.0%	0.0%	0.0%	3.7%	0.0%	0.0%	3.7%	0.4%
Observable market based inputs	0.0%	0.0%	34.5%	0.0%	0.0%	0.0%	0.0%	0.0%	34.5%	26.1%
Valuation determined by third party general partners	0.0%	0.0%	0.0%	0.1%	2.9%	0.0%	0.0%	0.0%	3.0%	2.3%
Comparable public company metrics discounted for private company market illiquidity	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	52.1%	6.7%	58.8%	47.0%
Totals	100.0%	100.0%	34.5%	0.1%	2.9%	3.7%	52.1%	6.7%	100.0%	100.0%

(1)	Marketable securities owned consist mainly of U.S. listed and OTC equity securities.
(2)	Marketable securities sold, but not yet purchased consist mainly of U.S. listed and OTC equity securities.
(3)
Other investments consist of interests in hedge funds and funds of funds managed by HCS, limited partnership interests in private investment funds managed by third parties that invest in predominately private securities and warrants in public and private common stock.

Asset Management Investment Partnerships

Investments in partnerships include our general partnership and limited partnership interests in investment partnerships, managed by our asset management subsidiary. Such investments are accounted for under the equity method based on our proportionate share of the earnings (or losses) of the investment partnership. These interests are carried at estimated fair value based on our capital accounts in the underlying partnerships. The net assets of the investment partnerships consist primarily of investments in marketable and non-marketable securities. The underlying investments held by such partnerships are valued based on quoted market prices or estimated fair value if there is no public market. Such estimates of fair value of the partnerships’ non-marketable investments are ultimately determined by our asset management subsidiary in its capacity as general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Adjustments to carrying value are made, as required by GAAP, if there are third-party transactions evidencing a change in value. Downward adjustments are also made, in the absence of third-party transactions, if the general partner determines that the expected realizable value of the investment is less than the carrying value.

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

Asset-backed Securities Issued

Asset-backed securities issued ("ABS") were issued to third parties from Cratos CLO securitization structure which the Company consolidates for financial reporting purposes as of the April 7, 2009 acquisition date. At the acquisition date, the ABS were recorded at fair value with a liquidity discount from the principal balance outstanding to the fair value recorded. The liquidity discount is amortized into interest expense over the maturity of the ABS using the interest method.

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

Even though we trade in equity securities as an active participant in both listed and OTC markets and we make markets in over two hundred stocks, we typically maintain very few securities in inventory overnight to minimize market risk. In addition, we act as agent rather than principal whenever we can and may use a variety of risk management techniques and hedging strategies in the ordinary course of our trading business to manage our exposures. Historically, in connection with our principal investments in publicly-traded equity securities, we have engaged in short sales of equity securities to offset the risk of purchasing other equity securities. In 2012, we engaged in a forward contract derivative to secure the acquisition of certain private equity securities. In the future, we may utilize other hedging strategies such as equity derivative trades.

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

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $14.3 million as of December 31, 2012. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $11.6 million as of December 31, 2012. The net potential loss in fair value for our marketable equity securities portfolio as of December 31, 2012, using a hypothetical 10% decline in prices, is estimated to be approximately $0.3 million. In addition, as of December 31, 2012, we have invested $28.0 million of our own capital in our funds, which are invested primarily in publicly traded equity securities. The net potential loss in fair value for our investments at December 31, 2012, using a hypothetical 10% decline in the funds’ investment portfolios, is estimated to be approximately $2.8 million.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2012, the Company maintained effective internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in its report appearing on page 64, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
JMP Group Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows present fairly, in all material respects, the financial position of JMP Group Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, CA
March 8, 2013

JMP Group Inc.
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share data)

	As of December 31,
	2012	2011

Assets
Cash and cash equivalents	$67,075	$70,363
Restricted cash and deposits (includes cash on deposit with clearing broker of $150 and $255 at December 31, 2012 and 2011)	69,813	48,440
Receivable from clearing broker	1,117	1,138
Investment banking fees receivable, net of allowance for doubtful accounts of zero at December 31, 2012 and 2011	5,148	2,539
Marketable securities owned, at fair value	14,347	24,309
Incentive fee receivable	2,945	2,097
Other investments (includes $80,945 and $51,517 measured at fair value at December 31, 2012 and 2011, respectively)	81,161	51,706
Loans held for sale, at fair value	3,134	2,957
Small business loans, at fair value	38,934	7,692
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	401,003	410,770
Interest receivable	1,229	1,335
Fixed assets, net	2,663	2,285
Deferred tax assets	13,087	26,071
Other assets	8,206	8,961
Total assets	$709,862	$660,663

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$11,567	$10,921
Accrued compensation	20,256	38,143
Asset-backed securities issued	415,456	381,556
Interest payable	588	651
Note payable	10,486	19,222
Line of credit	28,227	-
Deferred tax liability	9,775	23,101
Other liabilities	26,203	30,430
Total liabilities	522,558	504,024

Redeemable Non-controlling Interest	161	50
Commitments and Contingencies
JMP Group Inc. Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,780,052 and 22,409,644 shares issued at December 31, 2012 and 2011, respectively; 22,591,649 and 21,947,353 shares outstanding at December 31, 2012 and 2011, respectively	23	22
Additional paid-in capital	128,318	132,944
Treasury stock, at cost, 188,403 and 462,291 shares at December 31, 2012 and 2011, respectively	(1,007)	(3,011)
Accumulated other comprehensive loss	(55)	(102)
Accumulated deficit	(408)	(93)
Total JMP Group Inc. stockholders' equity	126,871	129,760
Nonredeemable Non-controlling Interest	60,272	26,829
Total equity	187,143	156,589
Total liabilities and equity	$709,862	$660,663

See accompanying notes to consolidated financial statements

JMP Group Inc.
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities ("VIE") included in total assets and total liabilities above:

	As of December 31,
	2012	2011

Restricted cash	$56,968	$36,137
Loans held for sale	3,134	2,957
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	401,003	410,770
Interest receivable	1,062	1,191
Deferred tax assets	3,387	8,567
Other assets	32	40
Total assets of consolidated VIE	$465,586	$459,662

Asset-backed securities issued	415,456	381,556
Interest payable	542	601
Deferred tax liability	8,437	21,791
Other liabilities	3,573	2,042
Total liabilities of consolidated VIE	$428,008	$405,990

The asset-backed securities issued by the VIE are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, the assets of the VIE can only be used to settle the obligations of the VIE.

See accompanying notes to consolidated financial statements

JMP Group Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010

Revenues
Investment banking	$50,982	$46,114	$45,577
Brokerage	21,903	25,461	28,259
Asset management fees	15,775	19,785	12,231
Principal transactions	10,537	1,615	3,421
Gain on sale, payoff and mark-to-market of loans	7,255	16,997	39,363
Net dividend (loss) income	(29)	1,365	2,248
Other income	3,800	4,336	3,466
Non-interest revenues	110,223	115,673	134,565

Interest income	32,898	33,356	45,162
Interest expense	(39,993)	(35,747)	(33,687)
Net interest income (expense)	(7,095)	(2,391)	11,475

Provision for loan losses	(2,206)	(1,728)	(1,327)

Total net revenues after provision for loan losses	100,922	111,554	144,713

Non-interest expenses
Compensation and benefits	66,415	89,017	95,708
Administration	6,186	6,649	5,752
Brokerage, clearing and exchange fees	3,806	4,735	5,110
Travel and business development	3,387	3,681	3,447
Communications and technology	3,503	3,988	3,969
Occupancy	3,157	2,927	2,666
Professional fees	3,630	2,955	3,080
Depreciation	884	721	635
Impairment loss on purchased management contract	-	700	2,750
Other	420	426	611
Total non-interest expenses	91,388	115,799	123,728
Net income (loss) before income tax expense	9,534	(4,245)	20,985
Income tax expense (benefit)	1,581	(1,632)	8,577
Net income (loss)	7,953	(2,613)	12,408
Less: Net income (loss) attributable to nonredeemable non-controlling interest	5,196	(157)	2,805
Net income (loss) attributable to JMP Group Inc.	$2,757	$(2,456)	$9,603

Net income (loss) attributable to JMP Group Inc. per common share:
Basic	$0.12	$(0.11)	$0.44
Diluted	$0.12	$(0.11)	$0.43

Dividends declared per common share	$0.135	$0.105	$0.06

Weighted average common shares outstanding:
Basic	22,582	22,118	21,646
Diluted	22,906	22,118	22,396

See accompanying notes to consolidated financial statements

JMP Group Inc.
Consolidated Statements of Comprehensive Income
 (In thousands)

	Year Ended
	2012	2011	2010

Net income (loss)	$7,953	$(2,613)	$12,408
Other comprehensive income (loss)
Unrealized gain (loss) on cash flow hedge, net of tax	47	(39)	(63)
Comprehensive income (loss)	8,000	(2,652)	12,345
Less: Comprehensive income (loss) attributable to non-controlling interest	5,196	(157)	2,805
Comprehensive income (loss) attributable to JMP Group Inc.	$2,804	$(2,495)	$9,540

See accompanying notes to consolidated financial statements

JMP Group Inc.
Consolidated Statements of Changes in Equity
(In thousands)

	JMP Group Inc. Stockholders' Equity
					Retained	Accumulated	Nonredeemable
				Additional	Earnings	Other	Non-
	Common Stock		Treasury	Paid-In	(Accumulated	Comprehensive	controlling	Total
	Shares	Amount	Stock	Capital	Deficit)	Loss	Interest	Equity
Balance, December 31, 2009	22,070	$22	$(4,360)	$126,125	$(1,152)	$-	$5,016	$125,651
Net income	-	-	-	-	9,603	-	2,805	12,408
Additonal paid-in capital - stock-based compensation	-	-	-	1,282	-	-	-	1,282
Additonal paid-in capital - excess tax benefit related to stock-based compensation	-	-	-	(332)	-	-	-	(332)
Cash dividends paid to shareholders	-	-	-	-	(1,199)	-	-	(1,199)
Purchases of shares of common stock for treasury	-	-	(8,338)	-	-	-	-	(8,338)
Reissuance of shares of common stock from treasury	-	-	7,956	939	(1)	-	-	8,894
Sale of subsidiary shares to non-controlling interest holders	-	-	-	-	-	-	10,251	10,251
Purchase of subsidiary shares from non-controlling interest holders	-	-	2,532	137	(2,373)	-	(2,738)	(2,442)
Unrealized loss on cash flow hedge, net of tax	-	-	-	-	-	(63)	-	(63)
Dividends paid to non-controlling interest holders	-	-	-	-	(182)	-	(475)	(657)
Reorganization/dissolution of subsidiaries	-	-	-	-	-		(3,403)	(3,403)
Balance, December 31, 2010	22,070	$22	$(2,210)	$128,151	$4,696	$(63)	$11,456	$142,052
Net loss	-	-	-	-	(2,456)	-	(157)	(2,613)
Additonal paid-in capital - stock-based compensation	-	-	-	804	-	-	-	804
Additonal paid-in capital - excess tax benefit related to stock-based compensation	-	-	-	(335)	-	-	-	(335)
Cash dividends paid to shareholders	-	-	-	-	(2,332)	-	-	(2,332)
Purchases of shares of common stock for treasury	-	-	(6,353)	-	-	-	-	(6,353)
Reissuance of shares of common stock from treasury	-	-	5,552	433	-	-	-	5,985
Common stock issued	340	0	-	3,891	-	-	-	3,891
Distributions to non-controlling interest holders	-	-	-	-	-	-	(2,828)	(2,828)
Unrealized loss on cash flow hedge, net of tax	-	-	-	-	-	(39)	-	(39)
Capital contributions from non-controlling interest holders (1)	-	-	-	-	-	-	18,358	18,358
Balance, December 31, 2011	22,410	$22	$(3,011)	$132,944	$(92)	$(102)	$26,829	$156,590
Net income	-	-	-	-	2,757	-	5,196	7,953
Additonal paid-in capital - stock-based compensation	-	-	-	(7,606)	-	-	-	(7,606)
Cash dividends paid to shareholders	-	-	-	-	(3,072)	-	-	(3,072)
Purchases of shares of common stock for treasury	-	-	(5,649)	-	-	-	-	(5,649)
Reissuance of shares of common stock from treasury	-	-	7,653	240	-	-	-	7,893
Common stock issued	370	1	-	2,740	-	-	-	2,741
Distributions to non-controlling interest holders	-	-	-	-	-	-	(5,774)	(5,774)
Unrealized gain on cash flow hedge, net of tax	-	-	-	-	-	47	-	47
Capital contributions from non-controlling interest holders (1)	-	-	-	-	-	-	34,021	34,021
Balance, December 31, 2012	22,780	$23	$(1,007)	$128,318	$(408)	$(55)	$60,272	$187,143

 (1) Excludes $50 thousand and $111 thousand attributable to redeemable non-controlling interest for the years ended December 31, 2011 and 2012, respectively.

See accompanying notes to consolidated financial statements

JMP Group Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$7,953	$(2,613)	$12,408
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,206	1,728	1,327
Accretion of deferred loan fees	(2,184)	(1,317)	(1,580)
Amortization of liquidity discount, net	29,208	21,513	6,093
Gain on sale and payoff of loans	(6,905)	(17,020)	(39,363)
Change in other investments:
Fair value	(5,262)	409	(2,069)
Incentive fees reinvested in general partnership interests	(4,253)	(6,414)	(700)
Change in fair value of small business loans	(350)	23	-
Realized gain on other investments	(3,046)	(793)	-
Impairment loss on purchased management contract	-	700	2,750
Depreciation and amortization of fixed assets	884	721	635
Stock-based compensation expense	2,492	10,303	7,576
Deferred income taxes	(341)	(5,635)	5,677
Net change in operating assets and liabilities:
Decrease (increase) in interest receivable	106	(195)	(117)
(Increase) decrease in receivables	(3,275)	7,554	(4,761)
Decrease (increase) in marketable securities	9,962	(561)	(17,849)
Decrease (increase) in restricted cash (excluding restricted cash reserved for lending activities), deposits and other assets	989	10,333	(20,587)
Increase in marketable securities sold, but not yet purchased	646	252	9,622
(Decrease) increase in interest payable	(63)	81	45
(Decrease) increase in accrued compensation and other liabilities	(21,524)	(2,919)	7,733
Net cash provided by (used in) operating activities	7,243	16,150	(33,160)

Cash flows from investing activities:
Purchases of fixed assets	(1,262)	(1,525)	(771)
Purchase of management contract	-	-	(3,750)
Purchases of other investments	(28,130)	(16,985)	(24,540)
Sales of other investments	10,192	8,771	46,083
Funding of loans collateralizing asset-backed securities issued	(202,627)	(245,907)	(339,859)
Funding of small business loans	(36,693)	(8,000)	-
Sale and payoff of small business loans	6,128	-	-
Funding of loans held for investment	150	-	-
Sale and payoff of loans collateralizing asset-backed securities issued	184,082	229,626	256,552
Principal receipts on loans collateralizing asset-backed securities issued	39,383	28,475	72,530
Principal receipts on loans held for investment	-	1,290	450
Net change in restricted cash reserved for lending activities	(20,878)	(12,218)	10,927
Net cash (used in) provided by investing activities	(49,655)	(16,473)	17,622

See accompanying notes to consolidated financial statements

JMP Group Inc.
Consolidated Statements of Cash Flows—(Continued)

	Year Ended December 31,
	2012	2011	2010
Cash flows from financing activities:
Proceeds from issuance of note payable	-	-	18,900
Proceeds from borrowing on line of credit	40,127	-	-
Repayment of note payable	(8,736)	(6,987)	(1,736)
Repayment of line of credit	(11,900)	-	-
Repayment of asset-backed securities issued	-	-	(3,475)
Cash dividends paid to stockholders	(3,072)	(2,333)	(1,199)
Purchases of shares of common stock for treasury	(5,649)	(6,353)	(8,338)
Capital contributions of redeemable non-controlling interest holders	111	50	-
Capital contributions of nonredeemable non-controlling interest holders	34,017	18,358	8,616
Distributions to non-controlling interest shareholders	(5,774)	(2,828)	(657)
Proceeds from exercises of stock options	-	-	(807)
Excess tax benefit related to stock-based compensation	-	(335)	(332)
Net cash provided by (used in) financing activities	39,124	(428)	10,972
Net (decrease) increase in cash and cash equivalents	(3,288)	(751)	(4,566)
Cash and cash equivalents, beginning of period	70,363	71,114	75,680
Cash and cash equivalents, end of period	$67,075	$70,363	$71,114

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$6,156	$5,382	$5,423
Cash paid during the period for taxes	$16	$5,128	$2,091

Non-cash investing and financing activities:
Reissuance of shares of common stock from treasury related to vesting of restricted stock units and exercises of stock options	$7,653	$2,332	$5,165

See accompanying notes to consolidated financial statements

JMP GROUP INC.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

1. Organization and Description of Business

JMP Group Inc., together with its subsidiaries (collectively, the “Company”), is an independent investment banking and asset management firm headquartered in San Francisco, California. The Company conducts its brokerage business through JMP Securities LLC (“JMP Securities”), its asset management business through Harvest Capital Strategies LLC (“HCS”), its corporate credit business through JMP Credit Corporation (“JMP Credit”), JMP Credit Advisors LLC (“JMPCA”) and Harvest Capital Credit LLC ("HCC"), and certain principal investments through JMP Capital LLC (“JMP Capital”). The above entities are wholly-owned subsidiaries, with the exception of HCC, which is a partly-owned subsidiary. JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. Effective April 7, 2009, through JMP Credit, the Company completed the acquisition of 100% of the membership interests of Cratos Capital Partners, LLC (which changed its name to JMP Credit Advisors LLC on July 12, 2010) and its subsidiaries, including Cratos Capital Management, LLC (collectively, “Cratos”), a manager of collateralized loan obligations (“CLO”), together with certain securities of Cratos CLO I, Ltd. (“Cratos CLO”). See Note 2 for further details regarding the ownership of Cratos CLO. On December 26, 2012, HCC filed a registration statement on Form N-2 with the SEC in connection with a proposed initial public offering as a Business Development Company ("BDC") under the Investment Company Act of 1940.

2. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements and accompanying notes present the consolidated financial condition of the Company as of December 31, 2012 and December 31, 2011. Consolidated results of operations, stockholders' equity and cash flows are presented for the Company for the years ended December 31, 2012, 2011 and 2010.

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities, HCS, JMP Capital, JMP Credit, JMPCA, and the partially-owned subsidiaries Harvest Growth Capital LLC (“HGC”) (effective April 1, 2010), Harvest Growth Capital II LLC (“HGC II”) (effective October 1, 2012), Cratos CLO, HCC (effective August 18, 2011), and Harvest Mortgage Opportunities Partners (“HMOP”) (from May 1, 2009 through December 31, 2010). HMOP was liquidated on December 31, 2010, with all of its partners redeeming their interests as of that date. The assets of HMOP were distributed to its partners in January 2011. All material intercompany accounts and transactions have been eliminated in consolidation.

The Company follows the authoritative accounting guidance for the consolidation of variable interest entities (“VIEs”). Such guidance applies to VIEs, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. When the Company enters into a transaction with a VIE, the Company determines if it is the primary beneficiary of the VIE by performing a qualitative analysis of the VIE that includes a review of, among other factors, its capital structure, contractual terms, related party relationships, the Company’s fee arrangements and the design of the VIE. The Company performed this analysis for Cratos CLO and concluded that Cratos CLO is a VIE and that the Company, which manages the CLO and owns approximately 94% of the subordinated notes in the CLO, is deemed the primary beneficiary. As a result, the Company consolidates the assets and liabilities of the CLO securitization entity, and the underlying loans owned by the CLO entity are shown on our Consolidated Statements of Financial Condition under loans collateralizing asset-backed securities issued and the asset-backed securities (“ABS”) issued to third parties are shown under asset-backed securities issued. See Note 5 and Note 8 for the information pertaining to the loans owned and ABS issued by Cratos CLO, respectively.

HCS currently manages several asset management funds, which are structured as limited partnerships, and is the general partner of each. In assessing whether or not to consolidate these funds, the Company follows the accounting guidance on determining whether a general partner controls a limited partnership. Such guidance provides that the presumption that the general partner controls the limited partnership may be overcome if the limited partners have substantive kick-out rights. Except for HGC, HGC II and HMOP, the partnership agreements for these funds provide for the right of the limited partners to remove the general partners by a simple majority vote of the non-affiliated limited partners. Because of these substantive kick-out rights, the Company, as the general partner, does not control these funds, and therefore does not consolidate them except for HGC and HGC II, and prior to December 31, 2010, HMOP. The Company accounts for its investments in these non-consolidated funds under the equity method of accounting. Effective January 1, 2010, the accounting guidance on consolidation was amended to improve the financial reporting by entities involved in VIEs. In February 2010, the consolidation requirements under the amended accounting guidance were indefinitely deferred for a reporting entity’s interest in entities that have the attributes of an investment company or for which it is industry practice to apply the specialized industry accounting guidance for investment companies. The Company’s investments in the above asset management funds qualify for the deferral, and therefore the new consolidation requirements did not impact our accounting for these funds. If the deferral were to be removed, the Company would be required to evaluate these funds under the new accounting guidance, and based on such evaluation, some if not all of the funds may require consolidation.

Non-controlling interest on the Consolidated Statements of Financial Condition at December 31, 2012 relates to the interest of third parties in Cratos CLO, HCC, HGC and HGC II, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest on the Consolidated Statements of Financial Condition at December 31, 2011 relates to the interest of third parties in Cratos CLO, HCC and HGC, partially-owned subsidiaries consolidated in our financial statements. On August 6, 2010, the Company and individual employee security holders (the “Unitholders”) of JMP Credit entered into an Exchange Agreement providing for, among other things, an offer to buy the minority interest units and shares in JMP Credit held by the Unitholders in exchange for a combination of (i) restricted common stock of the Company par value $.001 per share, (ii) cash and (iii) certain Cratos CLO subordinated notes in such amounts as elected by the Unitholder. In connection with the Exchange Agreement, the Company issued an aggregate of 381,310 shares of restricted stock to the Unitholders and the Company received all the remaining units and shares of JMP Credit that it did not previously own. The restricted stock and the Cratos CLO notes are subject to limitations on transfer and repurchase rights of the Company in the event of certain terminations of the Unitholder’s employment with the Company or its affiliates through June 1, 2013. As a result of this transaction, the Company's ownership of JMP Credit increased from approximately 93% to 100% and the Company's ownership of Cratos CLO decreased from 100% to approximately 94% effective August 6, 2010.

On August 18, 2011, HCS formed HCC to make direct investments in the form of subordinated debt and, to a lesser extent, senior debt and minority equity investments, in privately-held U.S. small to mid-size companies. HCS acts as its investment advisor, earning a base management fee equal to 2% annually of the gross assets acquired with equity. HCS does not charge a base management fee on assets funded through the Company's line of credit. JMP Credit Advisors provides HCC with its administrative services, and is reimbursed its expenses, including the allocable percentage of the compensation costs for the employees performing services under the agreement. The Company and affiliates owned approximately 59% of HCC at December 31, 2012. On December 26, 2012, HCC filed a registration statement on Form N-2 with the SEC in connection with a proposed initial public offering as the BDC under the Investment Company Act of 1940.

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

On October 1, 2012, Harvest Growth Capital II LLC ("HGC II") was launched. HGC II appointed HCS as the manager and accepted new members as a private equity fund. Similar to HGC, the members of HGC II do not have substantive kick-out rights to remove HCS as manager and therefore HCS is deemed to control HGC II. As a result, the Company consolidates HGC II in its consolidated financial statements.

On January 18, 2008, JMP Group Inc. and certain unconsolidated affiliates completed the acquisition of 1.0 million shares of Series A Cumulative Redeemable Convertible preferred stock of New York Mortgage Trust, Inc. (“NYMT”), a publicly traded real estate investment trust (“REIT”) engaged in the investment management of mortgage-backed securities and high credit quality residential adjustable rate mortgage loans, at a price per share of $20.00, for a total of $20.0 million. Concurrent with the acquisition of the preferred shares, the Company entered into an advisory agreement between HCS and NYMT to manage certain non-agency assets. In addition, JMP Group Inc. invested $4.5 million in the common stock of NYMT on February 14, 2008 via a private investment in public equity (“PIPE”) transaction. The Series A Preferred Stock was convertible into shares of NYMT’s common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 1/2) shares of common stock for each share of Series A Preferred Stock. On December 31, 2010, all of the 1.0 million shares of Series A Cumulative Redeemable Convertible preferred stock of NYMT owned by JMP Group Inc. and certain of its affiliates were redeemed at a price per share of $20.00 for a total of $20.0 million. The advisory agreement was terminated effective July 26, 2010 upon execution of an amended and restated advisory agreement between HCS and NYMT. Under the amended advisory agreement, HCS managed certain assets of NYMT, which were subject to the base advisory fee and incentive fee calculations, and received an annual consulting fee equal to $1.0 million. Under the amended advisory agreement, the Company had a minimum $10.0 million of investment commitment in NYMT's common stock, subject to certain adjustments for variations in NYMT's stock price subsequent to the effective date of the agreement. As of December 31, 2011, the advisory agreement was terminated, pending certain contingent advisory obligations. In 2012, the Company sold its remaining investment in NYMT convertible preferred and common stock.

In 2012, the Company recorded out of period adjustments which, in aggregate, decreased net income by $54 thousand. Individually, the most qualitatively significant of these adjustments resulted in additional tax benefit of $106 thousand.

Retrospective Application of Investment Company Accounting

Due to its adoption of investment company accounting in preparation for its pending initial public offering as a BDC, HCC was required to change certain accounting principles which it had been permitted to employ historically. As of September 30, 2012, HCC reports all investments, including debt investments, at market value or, in the absence of a readily available market value, at fair value. Consequently, its financial statements since its inception of operations in 2011 have been recast to reflect a retrospective application of investment company accounting, including the adjustment to fair value of its investments and the reversal of loan loss provisions taken in each prior period. These revisions have been reflected in the JMP Group financials.

A summary of the revisions to the Consolidated Financial Statements as of and for the year ended December 31, 2011 is as follows. The effect of this revision had no net impact on our Consolidated Statement of Cash Flows.

(In thousands, except per common share data)

Consolidated Statements of Operation
	For the Year Ended December 31, 2011
	As Previously Reported	Adjustment	As Revised
Gain on sale, payoff and mark-to-market of loans	$17,020	$(23)	$16,997
Non-interest revenues	115,696	(23)	115,673
Provision for loan losses	(1,944)	216	(1,728)
Total net revenues after provision for loan losses	111,361	193	111,554
Loss before income tax expense	(4,438)	193	(4,245)
Income tax benefit	(1,670)	38	(1,632)
Net loss	(2,768)	155	(2,613)
Net loss attributable to non-controlling interest	(257)	100	(157)
Net loss attributable to JMP Group Inc.	(2,511)	55	(2,456)

Consolidated Statements of Financial Condition
	As of December 31, 2011
	As Previously Reported	Adjustment	As Revised
Small business loans	$7,477	$215	$7,692
Deferred tax assets	26,221	(150)	26,071
Interest Receivable	1,358	(23)	1,335
Total assets	660,621	42	660,663
Deferred tax liability	23,214	(113)	23,101
Total liabilities	504,137	(113)	504,024
Accumulated deficit	(148)	55	(93)
Total JMP Group Inc. stockholders' equity	129,705	55	129,760
Nonredeemable non-controlling interest	26,729	100	26,829
Total equity	156,434	155	156,589
Total liabilities and equity	660,621	42	660,663

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

Revenue Recognition

Investment banking revenues

Investment banking revenues consist of underwriting revenues, strategic advisory revenues and private placement fees, and are recorded when the underlying transaction is completed under the terms of the relevant agreement. Underwriting revenues arise from securities offerings in which the Company acts as an underwriter and include management fees, selling concessions and underwriting fees, net of related syndicate expenses. Management fees and selling concessions are recorded on the trade date, which is typically the day of pricing an offering (or the following day) and underwriting fees, net of related syndicate expenses, at the time the underwriting is completed and the related income is reasonably determinable. For these transactions, management estimates the Company’s share of the transaction-related expenses incurred by the syndicate, and recognizes revenues net of such expense. On final settlement, typically 90 days from the trade date of the transaction, these amounts are adjusted to reflect the actual transaction-related expenses and the resulting underwriting fee. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. If management determines that a transaction is not likely to be completed, deferred expenses related to that transaction are expensed at that time. In connection with some underwritten transactions, the Company may hold in inventory, for a period of time, equity positions to facilitate the completion of the underwritten transactions. Realized and unrealized net gains and losses on these positions are recorded within investment banking revenues. Strategic advisory revenues primarily include success fees on closed merger and acquisition transactions, as well as retainer fees, earned in connection with advising on both buyers’ and sellers’ transactions. Fees are also earned for related advisory work and other services such as providing fairness opinions and valuation analyses. Strategic advisory revenues are recorded when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially complete, the fees are determinable and collection is reasonably assured. Private placement fees are related to non-underwritten transactions such as private placements of equity securities, PIPE, Rule 144A private offerings and trust preferred securities offerings, and are recorded on the closing date of the transaction. Un-reimbursed expenses associated with strategic advisory and private placement transactions, net of client reimbursements, are recorded in the Consolidated Statements of Operations within various expense captions other than compensation expense.

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

Asset Management Fees

Asset management fees for hedge funds, hedge funds of funds, private equity funds, HCC and NYMT consist of base management fees and incentive fees. The Company recognizes base management fees on a monthly basis over the period in which the investment services are performed. Base management fees earned by the Company are generally based on the fair value of assets under management and the fee schedule for each fund and account. Base management fees for hedge funds and hedge funds of funds are calculated at the investor level using their quarter-beginning capital balance adjusted for any contributions or withdrawals. Base management fees for private equity funds are calculated at the investor level using their aggregate capital commitments during the commitment period, which is generally three years from first closing, and on invested capital following the commitment period. Base management fees for HCC are calculated based on the average value of our gross assets, reduced by the amount outstanding on its credit facility with JMP Group LLC, at the end of the two most recently completed calendar quarters. Refer to Note 7 for further information relating to this credit facility. The Company also earns incentive fees for hedge funds and hedge funds of funds that are based upon the performance of investment funds and accounts. Such fees are either a specified percentage of the total investment return of a fund or account or a percentage of the excess of an investment return over a specified highwater mark or hurdle rate over a defined performance period. For most funds, the highwater mark is calculated using the greatest value of a partner’s capital account as of the end of any performance period, increased for contributions and decreased for withdrawals. Incentive fees are recognized as revenue at the end of the specified performance period. Generally, the performance period used to determine the incentive fee is quarterly for the hedge funds and NYMT, and annually for the hedge funds of funds managed by HCS. Generally, the incentive fees are reinvested in the investment funds in which the Company holds a general partner investment. The incentive fees are not subject to any contingent repayments to investors or any other clawback arrangements. Incentive fees for private equity funds and HCC are based on a specified percentage of realized gains from the disposition of each portfolio investment in which each investor participates, and are earned by the Company after returning contributions by the investors for that portfolio investment and for all other portfolio investments in which each such investor participates that have been disposed of at the time of distribution. For both private equity funds and HCC, fees are eliminated upon consolidation.

Asset management fees for the CLOs the Company managed through the year consisted of senior and subordinated base management fees. The Company recognizes base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As the Company consolidates Cratos CLO, the management fees earned at JMPCA from Cratos CLO are eliminated upon consolidation in accordance with GAAP. In December 2011, one of the CLOs initiated liquidation proceedings.  The assets for this CLO were distributed in 2012.

Principal transactions

Principal transaction revenues include realized and unrealized net gains and losses resulting from our principal investments in equity and other securities for the Company’s account and in equity-linked warrants received from certain investment banking assignments, as well as limited partner investments in private funds managed by third parties, our investment in NYMT and interest rate cap. Prior to the hedging relationship effective date, unrealized gain (loss) on interest rate cap was recorded in principal transaction revenues through June 30, 2010. Effective July 1, 2010, such gain (loss) is recorded in other comprehensive income (loss). Principal transaction revenues also include earnings (or losses) attributable to investment partnership interests managed by our asset management subsidiary, HCS, which are accounted for using the equity method of accounting. Principal transaction revenues also include unrealized gains and losses on the private equity securities owned by HGC and HGC II, private equity funds managed by HCS which is consolidated in our financial statements, as well as unrealized gains and losses on the investments in private companies sponsored by HCS and JMP Capital.

The Company’s principal transaction revenues for these categories for the years ended December 31, 2012, 2011 and 2010 are as follows:

(In thousands)	Year Ended December 31,
	2012	2011	2010

Equity and other securities	$7,494	$1,339	$4,281
Warrants and other investments	393	(674)	(1,362)
Investment partnerships	2,650	950	502
Total principal transaction revenues	$10,537	$1,615	$3,421

Gain on Sale, Payoff and Mark-to-market of Loans

Gain on sale, payoff and mark-to-market of loans consists of gains from the sale and payoff of loans collateralizing asset-backed securities and loans held for sale at JMP Credit, and small business loans at HCC. This line also includes lower of cost or market adjustments arising from loans held for sale and fair value adjustments to reflect the change in portfolio investment values at HCC.

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

Restricted cash consisted of the following at December 31, 2012 and 2011:

	As of December 31,
(In thousands)	2012	2011
Principal and interest payments held as collateral for asset-backed securities issued	$56,720	$35,889
Cash collateral supporting standby letters of credit	248	248
Proceeds from short sales	11,567	10,920
Deposit with clearing broker	150	255
Deposits for operating leases	1,128	1,128
	$69,813	$48,440

Receivable from Clearing Broker

The Company clears customer transactions through another broker-dealer on a fully disclosed basis. At both December 31, 2012 and December 31, 2011, the receivable from clearing broker consisted solely of commissions related to securities transactions.

Investment Banking Fees Receivable

Investment banking fees receivable include receivables relating to the Company’s investment banking or advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis. Investment banking fees receivable which are deemed to be uncollectible are charged off and the charge-off is deducted from the allowance. The allowance for doubtful accounts related to investment banking fees receivable were zero at December 31, 2012 and 2011.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 4 for the disclosures related to the fair value of our marketable securities and other investments.

Most of the Company’s financial instruments, other than loans collateralizing asset-backed securities issued, asset-backed securities issued, Sanctuary Wealth Services LLC, and the commercial mortgage originator sponsored by JMP Capital are recorded at fair value or amounts that approximate fair value. See Note 4 for the description of other investments at cost.

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

Also included in other investments are warrants on public and private common stock owned by JMPS and HCC, private equity securities owned by HGC and JMP Capital, investments in private companies sponsored by HCS and JMP Capital and an interest rate cap derivative instrument. The warrants on public and private common stock are generally received in connection with investment banking transactions or origination of loans. Such warrants are fair valued at the date of issuance and marked-to-market as of each reporting period using the Black-Scholes Options Valuation methodology. HCC values its investments for which market quotations are readily available from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). HCC engages independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least once quarterly. The fair value of the private equity securities owned by HGC and JMP Capital is determined by the Company using comparable public company metrics discounted for private company market illiquidity. The interest rate cap derivative instrument fair value is determined from counterparty price quotations. The investments in private companies sponsored by HCS and JMP Capital are carried at cost and evaluated for impairment on a quarterly basis.

The Company follows the authoritative guidance included in GAAP on the fair value option which provides companies with a choice to report selected financial assets and financial liabilities at fair value. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in the Consolidated Statements of Operations. The Company elected to apply the fair value option to our investments in NYMT convertible preferred and common stock. The primary reason for electing the fair value option was to measure these gains on our investments on the same basis as our other equity securities, all of which are stated at fair value. In 2012, the Company sold its remaining investment in NYMT convertible preferred and common stock.

During the years ended December 31, 2012 and 2011, a loss of $29 thousand and income of $1.4 million, respectively, were recorded in net dividend income on the Consolidated Statement of Operations. For the years ended December 31, 2012 and 2011, the Company recorded a realized loss of $0.3 million and unrealized gains of $0.4 million, respectively, on the above investments in NYMT. The gains on the investments in NYMT are reported in Principal Transactions in the Consolidated Statements of Operation.

Derivative Financial Instruments

The Company entered into a derivative contract in order to hedge the interest rate exposure of its short-term and long-term borrowings. Derivative financial instruments are recorded in the Consolidated Statements of Financial Condition at fair value. At the inception of the contract, the Company designated and documented the derivative contract as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). For this cash flow hedge, the Company records changes in the fair value of this derivative to the extent that it is effective in other comprehensive (loss) income and subsequently reclassifies these changes in fair value to net income in the same period(s) that the hedged transaction affects earnings. Such reclassification from other comprehensive income (loss) to earnings is recorded in the same financial statement category as the hedged item. The Company formally documents at inception its hedge relationships, including identification of the hedging instruments and the hedged items, its risk management objectives, strategy for undertaking the hedge transaction and the Company’s evaluation of effectiveness of its hedged transactions. Periodically, the Company also formally assesses whether the derivative designated in each hedging relationship is expected to be and has been highly effective in offsetting changes in cash flows of the hedged item using the dollar offset method. If the Company determines that a derivative is not highly effective as a hedge, it discontinues hedge accounting.

The Company entered into a forward purchase contract to secure the acquisition of shares of a privately-held company. The contract incorporates downside protection for up to two years, for a cost basis of $5.0 million. In January 2012, the Company exchanged $5.0 million for physical custody of the shares. For one year beginning December 1, 2012, the Company may, at its discretion, become the beneficial and record holder of the shares. If the Company has not yet exercised its option at December 1, 2013, the shares will be assigned automatically to the Company. This contract is recorded in Other Investments in the Consolidated Statements of Financial Condition at fair value. The Company records changes in the fair value of this forward contract as unrealized gain or loss in Principal Transactions. Once the shares are in the Company's name, the shares will be accounted for as equity securities, remaining in Other Investments in the Consolidated Statements of Financial Condition.

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

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. A description of the valuation techniques utilized for the fair value of the financial instruments in this category is as follows:

•	General partner investment in funds of funds and limited partner investment in mortgage and private equity funds: determined by net asset value provided by third-party general partners;

•	Warrants: JMPS investments determined by the Company using the Black-Scholes Options Valuation model;

•	Warrants and Other: HCC investments determined by the Company using public and private comparable transactions;

•
Private equity securities and forward purchase contract: HGC and JMP Capital investment in private companies, determined by the Company using comparable public company metrics discounted for private company market illiquidity, and

•	Small business loans: HCC investments determined by the Company using discounted cash flow.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as “Level 3.”

Loans

Accounting guidance requires that the Company present and disclose certain information about its financing receivables by portfolio segment and/or by class of receivables. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine the allowance for credit losses. A class of financing receivables is defined as the level of information (below a portfolio segment) that enables a reader to understand the nature and extent of exposure to credit risk arising from financing receivables. The Company's portfolio segments are loans held for sale, small business loans and loans collateralizing asset-backed securities issued. The Company has treated the loans held for investment as a single class given the small size of the respective loan portfolios as of December 31, 2012 and 2011. The classes within these portfolio segments are Asset Backed Loan ("ABL"), ABL – stretch, Cash Flow and Enterprise Value.

Loans Held for Sale

Loans that the Company intends to sell in the foreseeable future are designated as loans held for sale. Once identified as such, the loans are recorded at the lower of cost or market. A quarterly evaluation is performed on a specific identification basis. The Company employs anticipated cash flows, discounted at an appropriate market credit adjusted interest rate to determine the fair value of the loans held for sale. Internally developed and third-party estimation tools are used to measure credit risk (loan ratings, probability of default, and exposure at default). An allowance is not recorded for loans held for sale as the determination of fair value incorporates the credit risk calculation. The adjustment to the lower of cost or market is recognized in the Consolidated Statements of Operations in the gain on sale, payoff and mark-to-market of loans. All loans held for sale are considered performing as of December 31, 2012 and 2011.

Small Business Loans

Small business loans represent the secured subordinated debt extended by HCC to small to mid-sized companies. In 2011, the loans were carried at the principal amount outstanding net of deferred fees, deferred costs and the allowance for loan losses. Net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using the interest method. Any discount from the principal amount of purchased loans was accreted into interest income as a yield adjustment over the contractual life of the loan using the interest method. An allowance for credit losses was established based on continuing review and the quarterly evaluation of the Company's loan portfolio.

In connection with HCC’s decision to register with the SEC and be regulated as a BDC under the Investment Company Act of 1940, HCC has adopted accounting, presentation and disclosure practices applicable to investment companies which includes measuring investments at fair value in the Statement of Operations. The consolidated financial statements reflect the change in accounting principle as of 2011.

The Company accrues interest income it expects to ultimately collect. Generally, when an interest payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, the Company will place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest in current through payment or until a restructuring occurs, such that the interest income is deemed collectible.

For loans with contractual payment-in-kind ("PIK") interest income, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. Loan origination fees - net of direct loan origination costs, original issue discount and market discounter premium will be capitalized, and the Company accretes or amortizes such amounts using the effective interest method as interest income over the contractual life of the loan. Upon the prepayment of a loan or debt security, any unamortized net loan origination fee will be recorded as interest income. Loan exit fees that are contractually required to be paid at the termination or maturity of the loan will be accreted to interest income over the contractual term of the loan. The Company suspends the accretion of interest income for any loans or debt securities placed on non-accrual status. The Company may also collect other prepayment premiums on loans. These prepayment premiums are recorded as interest income.

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

Restructured loans are considered a troubled debt restructuring ("TDR") if the Company, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company may receive an asset from the debtor in a TDR, but the value of the asset received is typically significantly less than the amount of the debt forgiven. The Company has received equity interest in certain debtors as compensation for reducing the loan principal balance in some cases.

Allowance for Loan Losses

The Company maintains an allowance for loan losses that is intended to estimate loan losses inherent in its loan portfolio. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses consists of two components: estimated loan losses for specifically identified loans and estimated loan losses inherent in the remainder of the portfolio. The Company’s loan portfolio consists primarily of loans made to small to middle market, privately owned companies. Loans made to these companies generally have higher risks compared to larger, publicly traded companies who have greater access to financial resources. The allowance for loan losses is maintained at a level, in the opinion of management, sufficient to offset estimated losses inherent in the loan portfolio as of the date of the financial statements. The appropriateness of the allowance and the allowance components are reviewed quarterly. The Company’s estimate of each allowance component is based on observable information and on market and third-party data that the Company believes are reflective of the underlying loan losses being estimated. Given these considerations, the Company believes that it is necessary to reserve for estimated loan losses inherent in the portfolio.

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

For those loans held by Cratos at the date of acquisition by JMP Credit, and deemed impaired at that date or a subsequent date, the allowance for loan losses is calculated considering two further factors. For loans deemed impaired at the date of acquisition if there is a further decline in expected future cash flows, the reduction is recognized as a specific reserve in accordance with the guidance above. For those loans deemed impaired subsequent to the acquisition date, if the net realizable value is lower than the current carrying value, then the carrying value is reduced and the difference is recorded as provision for loan losses. If the total discount from unpaid principal balance to carrying value is larger than the expected loss at the date of assessment, no provision for loan losses is recognized. In addition, the Company provides an allowance on a loan by loan basis at JMP Credit for loans that were purchased after the Cratos acquisition. The Company employs internally developed and third-party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default), which are used in developing an appropriate allowance for loan losses. The Company performs periodic detailed reviews of its loan portfolio to identify risks and to assess the overall collectability of loans.

Loans or portions of loans that are deemed to be uncollectible are charged off and the charged-off amount is deducted from the allowance.

In determining the required allowance for loan losses inherent in the portfolio, the following factors are considered: 1) the expected loss severity rate for each class of loans, 2) the current Moody’s Investors Service ("Moody’s") rating and related probability of default, 3) the existing liquidity discount on the loans (when applicable), 4) internal loan ratings, and 5) loan performance.

•
Expected loss severity rate for each class of loans: The Company's loans are classified as either ABL, ABL – stretch, Cash Flow or Enterprise Value. The loss severity given a default is expected to be lowest on a conforming ABL loan since the value of the collateral is typically sufficient to satisfy most of the amount owed. For ABL – stretch loans, the loss severity given a default is expected to be higher than for a conforming ABL loan because of less collateral coverage. For Cash Flow loans, the loss severity given a default is expected to be higher than ABL - stretch loans since generally less collateral coverage is provided for this class of loans. For Enterprise Value loans, the loss severity given a default is expected to be the highest, assuming that if the obligor defaults there has probably been a significant loss of enterprise value in the business.

•
Moody’s rating and related probability of default: If there is not already a published rating on one of our loans, the Company engages Moody’s to assign the loan a credit estimate factor/or rating. Moody uses factors such as, but not limited to, the borrower’s leverage, use of proceeds, cash flows, growth rate, industry condition, concentration of risks, EBITDA margins and others factors. The lower the rating a loan carries, the higher the risk. Moody’s publishes a probability of default for each rating class. The higher the loan is rated the less probability there is of a default. The Company updates the Moody's rating assigned to a loan whenever Moody's changes its credit estimate factor/or rating for the loan.

•
Existing liquidity discount on the loans: For non-impaired loans held at Cratos at the acquisition date, a liquidity discount was recorded to reflect the fair value of those loans. To the extent that the liquidity discount on a loan is greater than the component of the general reserve attributable to that loan, that asset is excluded from the general reserve calculation. If the pooled reserve for a loan is greater than its liquidity discount, the amount by which it exceeds the liquidity discount will be included in the pooled reserve calculation.

•
Internal loan ratings for Loans collateralizing asset-backed securities issued and Loans held for sale: The Internal Rating System is an internal portfolio monitoring mechanism allowing the Company to proactively manage portfolio risk and minimize losses. In evaluating these loans, the Company uses five account rating categories: 1 through 5. Internal ratings of 1 and 2 indicate lower risks while ratings between 3 and 5 indicate higher risks. Internal ratings are updated at least quarterly. The following describes each of the Company's internal ratings:

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

Purchased Management Contract

Purchased management contract relates to the CLO contract the Company purchased from Princeton Advisory Group, Inc. on September 8, 2010 and was included in other assets on the Consolidated Statements of Financial Condition at December 31, 2010. The purchased management contract is amortized over its estimated life. The Company tests the purchased management contract for impairment whenever events or changes in circumstances suggest that the asset’s carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value. The CLO initiated liquidation proceedings in December 2011, which was completed in July 2012.

Income Taxes

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740, Income Taxes, and are determined based upon the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce the deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

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

In accordance with generally accepted valuation practices for stock-based awards issued as compensation, the Company uses the Black-Scholes option-pricing model to calculate the fair value of option awards, although such models were originally developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. The Black-Scholes model requires subjective assumptions regarding variables such as future stock price volatility, dividend yield and expected time to exercise, which greatly affect the calculated values.

The fair value of restricted stock units ("RSUs") is determined based on the closing price of the underlying stock on the grant date, discounted for future dividends not expected to be paid on unvested units during the vesting period.  If applicable, a liquidity discount for post-vesting transfer restrictions is also applied.

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

3. Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2011-05: Presentation of Other Comprehensive Income was issued to increase the prominence of other comprehensive income in financial statements, by eliminating the option to report other comprehensive income in the statement of changes in stockholder's equity. The standard requires comprehensive income to be reported in either a single statement that presents the components of net income, the components of other comprehensive income, and total comprehensive income, or in two consecutive statements. The standard also required separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. This standard was scheduled to be effective for periods starting after December 15, 2011. However, ASU 2011-12: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income deferred the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The Company adopted ASU 2011-05 effective January 1, 2012, which resulted in the disclosure of other comprehensive income as a stand alone statement outside the statement of changes in stockholder's equity.

ASU 2011-04: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards ("IFRS") gives fair value the same meaning between GAAP and IFRS, and improves consistency of disclosures relating to fair value. As a result of this standard, an entity is required to add more robust disclosures for fair value measurements categorized within Level 3 of the fair value hierarchy. The Company adopted ASU 2011-04 effective January 1, 2012, which resulted in additional disclosures within Note 4.

ASU 2011-11: Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities requires disclosures about financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement to enable financial statement users to understand the effect of those arrangements on the entity’s financial position.  The Company believes that the adoption of ASU No 2011-11 on January 1, 2013 will not have a material impact on its financial statement disclosures.

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at December 31, 2012 and 2011:

	At December 31, 2012		At December 31, 2011
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$67,075	67,075	$70,363	70,363
Marketable securities owned	14,347	14,347	24,309	24,309
Other investments	81,161	80,945	51,706	51,517
Loans held for sale	3,134	3,134	2,957	2,979
Small business loans	38,934	38,934	7,692	7,692
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	401,003	412,029	410,770	420,155
Long term receivable	1,342	1,647	-	-
Total assets:	$606,996	$618,111	$567,797	$577,015

Liabilities:
Marketable securities sold, but not yet purchased	$11,567	$11,567	$10,921	$10,921
Asset-backed securities issued	415,456	404,341	381,556	375,902
Note payable	10,486	10,486	19,222	19,222
Line of credit	28,227	28,227	-	-
Total liabilities:	$465,736	$454,621	$411,699	$406,045

The levels for the Company's financial instruments carried at fair value on a recurring basis are described in the tables below. The levels for other financial instruments are as follows:

-	Cash and cash equivalents were identified as Level 1 assets at both December 31, 2011 and December 31, 2012.
-	Loans held for sale were identified as Level 2 assets at both December 31, 2011 and December 31, 2012.
-
Loans collateralizing asset-backed securities issued included $405.4 million identified as Level 2 assets and $14.8 million identified as Level 3 assets at December 31, 2011. At December 31, 2012, loans collateralizing asset-backed securities issued were comprised of $406.3 million identified as Level 2 assets and $5.7 million identified as Level 3 assets.

-	Long term receivable was identified as Level 3 assets at both December 31, 2011 and December 31, 2012.
-	Asset-backed securities issued are identified as Level 2 assets at both December 31, 2011 and December 31, 2012.
-	Note payable was identified as Level 2 assets at both December 31, 2011 and December 31, 2012.
-	Line of credit was identified as Level 2 assets at both December 31, 2011 and December 31, 2012.

Recurring Fair Value Measurement

 The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at December 31, 2012 and 2011:

(In thousands)	December 31, 2012
	Level 1	Level 2	Level 3	Total

Marketable securities owned	$14,347	$-	$-	$14,347
Small business loans	-	3,487	35,447	38,934
Other investments:
Investments in hedge funds managed by HCS	-	27,907	-	27,907
Investments in funds of funds managed by HCS	-	-	109	109
Total investment in funds managed by HCS	-	27,907	109	28,016
Limited partner investment in private equity fund	-	-	2,332	2,332
Warrants and other held at JMPS	-	-	413	413
Warrants and equity securities held at HCC	-	-	2,577	2,577
Equity securities in HGC, HGC II and JMP Capital	865	230	41,075	42,170
Forward purchase contract	-	-	5,437	5,437
Total other investments	865	28,137	51,943	80,945
Total assets:	$15,212	$31,624	$87,390	$134,226

Marketable securities sold, but not yet purchased	11,567	-	-	11,567

Total liabilities:	$11,567	$-	$-	$11,567

(In thousands)	December 31, 2011
	Level 1	Level 2	Level 3	Total

Marketable securities owned	$24,309	$-	$-	$24,309
Small business loans	-	3,790	3,902	7,692
Other investments:
Investments in hedge funds managed by HCS	-	24,072	-	24,072
Investments in funds of funds managed by HCS	-	-	102	102
Total investment in funds managed by HCS	-	24,072	102	24,174
Limited partner investment in private equity fund	-	-	2,585	2,585
Warrants and other	-	-	617	617
Equity securities in HGC and JMP Capital	3,426	-	20,707	24,133
Interest rate cap	8	-	-	8
Total other investments	3,434	24,072	24,011	51,517
Total assets:	$27,743	$27,862	$27,913	$83,518

Marketable securities sold, but not yet purchased	10,921	-	-	10,921

Total liabilities:	$10,921	$-	$-	$10,921

The following tables provide a reconciliation of the beginning and ending balances for the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011:

(In thousands)	Balance as of December 31, 2011	Purchases	Sales	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers in/(out) of Level 3	Balance as of December 31, 2012	Unrealized gains/(losses) included in earnings related to assets still held at reporting date

Investments in funds of funds managed by HCS	$102	$-	$-	$7	$-	$109	$7
Limited partner investment in private equity fund	2,585	25	(49)	(229)	-	2,332	(229)
Warrants and other held at JMPS	617	20	-	(224)	-	413	(112)
Warrants and equity held at HCC	-	946	-	1,631	-	2,577	1,631
Small business loans	3,902	34,823	(3,673)	395	-	35,447	217
Equity securities held by HGC, HGC II and JMP Capital	20,707	20,000	-	1,581	(1,213)	41,075	1,581
Forward Purchase Contract	-	5,000	-	437	-	5,437	437
Total Level 3 assets	$27,913	$60,814	$(3,722)	$3,598	$(1,213)	$87,390	$3,095

(1)	No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

(In thousands)	Balance as of December 31, 2010	Purchases	Sales	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers in/(out) of Level 3	Balance as of December 31, 2011	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
Investments in funds of funds managed by HCS	$102	$-	$-	$-	$-	$102	$-
Limited partner investment in private equity fund	3,063	32	(157)	(353)	-	2,585	(353)
Warrants and Other	532	17	-	67	-	616	67
Small business loans	-	3,927	-	(25)	-	3,902	(25)
Equity securities held by
HGC and JMP Capital	11,245	15,184	(1,651)	53	(4,123)	20,708	553
Total Level 3 assets	$14,942	$19,160	$(1,808)	$(258)	$(4,123)	$27,913	$242

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

There were no transfers in/out of Level 1 during the year ended December 31, 2012. Transfers into Level 2 from Level 3 were $1.2 million during the year ended December 31, 2012. These transfers were a result of the initial public offerings of two investments in HGC. One investment was subsequently transferred into Level 1 from Level 2 during the year ended December 31, 2012, reflecting the fair value measurement of the investment being based on quoted market prices without further adjustment.

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

Included in other investments are investments in partnerships in which one of the Company’s subsidiaries is the investment manager and general partner. The Company accounts for these investments using the equity method as described in Note 2 - Summary of Significant Accounting Policies. The Company’s proportionate share of those investments is included in the tables above. In addition, other investments include warrants and investments in funds managed by third parties. The investments in private investment funds managed by third parties are generally not redeemable at the option of the Company. As of December 31, 2012, the Company had unfunded investment commitments of $0.1 million related to private investment funds managed by third parties.

The Company used the following valuation techniques with unobservable inputs when estimating the fair value of the Level 3 assets:

Dollars in thousands	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)

Investments in Funds of Funds managed by HCS (1)	$109	Net Asset Value	N/A		N/A
Limited Partner in Private Equity Fund (1)	$2,332	Net Asset Value	N/A		N/A
Warrants and Other held at JMPS	$413	Black-Scholes Option Model	Annualized volatility of credit	16.2%	-	28.9%	(16.8%)
Warrants and equity held at HCC	$2,577	Market comparable companies	EBITDA multiples	3.8x	-	9.3x	(8.5x)
		Income	Weighted average cost of capital	10.0%	-	18.0%	(15.6%)
Small Business Loans	$35,447	Bond yield	Risk adjusted discount factor	8.5%	-	16.2%	(13.2%)
		Market comparable companies	EBITDA multiples	3.8x	-	9.3x	(8.5x)
		Income	Weighted average cost of capital	10.0%	-	18.0%	(15.6%)
			Expected principal recovery	0.0%	-	100.0%	(100.0%)
Equity securities in HGC and JMP Capital	$41,075	Market comparable companies	Revenue multiples	2.1x	-	7.3x	(3.5x)
			EBITDA multiples	8.8x	-	22.9x	(15.8x)
			Discount for lack of marketability	30%	-	40%	(34%)
		Market transactions	Revenue multiples	3.2x	-	11.7x	(5.2x)
			EBITDA multiples	11.7x	-	19.8x	(15.4x)
			Control premium		25%
Forward purchase contract	$5,437	Market comparable companies	Revenue multiples	6.7x	-	8.1x	(7.3x)
			Billing multiples	6.0x	-	7.2x	(6.5x)
			Discount for lack of marketability		30%
		Market transactions	Revenue multiples		6.3x
			Control premium		25%

(1) The Company uses the reported net asset value per share as a practical expedient to estimate the fair value of the general partner investment in funds of funds and limited partner investment in mortgage and private equity funds.

The significant unobservable input used in the fair value measurement of the warrants held at JMPS is the annualized volatility of credit. Significant increases in the rate would result in a significantly higher fair value measurement.

The significant unobservable input used in the fair value measurement of the warrants and equity held at HCC are EBITDA multiples and weighted average cost of capital. Significant increases in the multiples in isolation would result in a significantly higher fair value measurement. Increases in the discounts in isolation would result in decreases to the fair value measurement.

The significant unobservable input used in the fair value measurement of the small business loans held are risk adjusted discount factors, EBITDA multiples, weighted average cost of capital and expected principal recoveries. Significant increases in the multiples and expected principal recovery rates in isolation would result in a significantly higher fair value measurement. Increases in the discounts in isolation would result in decreases to the fair value measurement.

The significant unobservable inputs used in the fair value measurement of the equity securities and the forward contract in HGC and JMP Capital are Revenue, EBITDA and Billing multiples, discount for lack of marketability, and control premiums. Significant increases in the multiples in isolation would result in a significantly higher fair value measurement. Increases in the discounts and premium in isolation would result in decreases to the fair value measurement.

Nonrecurring Fair Value Measurements

The following tables provide information related to the Company’s assets carried at fair value on a non-recurring basis at December 31, 2012 and 2011:

	Fair Value		Gains (Losses) Year Ended
(In thousands)	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Assets:
Nonaccrual loans	$5,716	$14,769	$(2,022)	$(1,695)
Loans held for sale	3,134	2,957	164	(282)
Total assets:	$8,850	$17,726	$(1,858)	$(1,977)

Small Business Loans

Small business loans represent the secured subordinated debt extended by HCC to small to mid-sized companies. At inception, the loans were carried at the principal amount outstanding net of deferred fees, deferred costs and the allowance for loan losses. Net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using the interest method. Any discount from the principal amount of purchased loans was accreted into interest income as a yield adjustment over the contractual life of the loan using the interest method. An allowance for credit losses was established based on continuing review and the quarterly evaluation of the Company's loan portfolio.

Due to its adoption of investment company accounting in preparation for its pending initial public offering as a BDC, HCC was required to change certain accounting principles which it had been permitted to employ historically. These changes have been retrospectively applied and as of September 30, 2012, HCC reports all investments, including debt investments, at market value or, in the absence of a readily available market value, at fair value, with unrealized gains and losses revorded in Gain on sale, payoff and mark-to-market on the Consolidated Statements of Operations. The Company recorded unrealized gains of $0.4 million and a loss of $23 thousand relating to the fair value adjustment of small business loans in 2012 and 2011, respectively.

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

During the years ended December 31, 2010 and 2011, the Company invested $0.8 million and $0.3 million, respectively, in a commercial mortgage originator for the commencement of a commercial loan origination program. The Company carried its investment at cost within other investments on the Consolidated Statements of Financial Condition and evaluated the investment for impairment on a quarterly basis. In the fourth quarter of 2010 and the first quarter of 2011, the Company determined its investment in the entity was impaired and recorded an impairment loss of $0.8 million and $0.3 million, respectively. In the fourth quarter of 2011, the private commercial mortgage originator was dissolved.

Derivative Financial Instruments

On May 29, 2010, the Company entered into an interest rate cap with City National Bank (the “Lender”) to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the Lender in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the line of credit and term loan to such rate. On July 1, 2010, the Company designated the interest rate cap as a cash flow hedge of the interest rate risk of a total of $27.1 million of outstanding borrowings with the Lender as of that date. The notional principal amount of the cap was $10.5 million at December 31, 2012. See Note 7 for the information pertaining to the Company's borrowing from the Lender.

The interest rate cap is recorded at fair value in other investments on the Consolidated Statements of Financial Condition, with unrealized gains and losses recorded as other comprehensive income. For the year ended December 31, 2012, the Company recorded $7,851 of other comprehensive loss representing unrealized loss on the interest rate cap. In addition, during the year ended December 31, 2012, $54,696 was reclassified from accumulated other comprehensive income into interest expense as amortization of the interest cap.

The Company entered into a forward purchase contract to secure the acquisition of shares of a privately-held company. The contract incorporates downside protection for up to two years, for a cost basis of $5.0 million. In January 2012, the Company exchanged $5.0 million for physical custody of the shares. For one year beginning December 1, 2012, the Company may, at its discretion, become the beneficial and record holder of the shares. If the Company has not yet exercised its option at December 1, 2013, the shares will be assigned automatically to the Company. This contract is recorded in Other Investments in the Consolidated Statements of Financial Condition at fair value. The Company records changes in the fair value of this forward contract as unrealized gain or loss in Principal Transactions. For the year ended December 31, 2012, the Company recorded $0.4 million unrealized gain. Once the shares are in the Company's name, the shares will be accounted for as equity securities, remaining in Other Investments in the Consolidated Statements of Financial Condition.

5. Loans Collateralizing Asset-backed Securities Issued and Loans Held for Sale

Loans collateralizing asset-backed securities issued and loans held for sale are commercial loans securitized and owned by Cratos CLO. The loans consist of those loans within the CLO securitization structure at the acquisition date of Cratos and loans purchased by the CLO subsequent to the Cratos acquisition date. The following table presents the components of loans collateralizing asset-backed securities issued and loans held for sale as of December 31, 2012 and 2011:

	As of December 31,
(In thousands)	2012		2011
	Loans Collateralizing Asset-backed Securities	Loans Held for Sale	Loans Collateralizing Asset-backed Securities	Loans Held for Sale
Outstanding principal	$414,000	$4,686	$436,954	$4,686
Allowance for loan losses	(3,127)	-	(4,199)	-
Liquidity discount	(3,052)	(1,279)	(14,459)	(1,279)
Credit discount	-	-	(1,335)	-
Deferred loan fees, net	(6,818)	(156)	(6,191)	(168)
Valuation allowance	N/A	(117)	N/A	(282)
Total loans, net	$401,003	$3,134	$410,770	$2,957

Loans recorded upon the acquisition of Cratos at fair value reflect a liquidity discount and a credit discount. In addition, most loans purchased subsequent to the acquisition were purchased at a discount to their principal value, reflecting deferred loan fees. The table below summarizes the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount, deferred loan fees, and the carrying value for the impaired and non-impaired loans as of and for the year ended December 31, 2012:

(In thousands)	Year Ended December 31, 2012
	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$10,538	$(2,277)	$(5,924)	$(1,335)	$(54)	$948
Purchases / funding	5	-	-	-	-	5
Repayments	(179)	-	-	-	-	(179)
Accretion of discount	-	-	172	-	13	185
Provision for loan losses	-	(2,022)	-	-	-	(2,022)
Sales and payoff	(3,197)	1,525	735	937	-	-
Write-off / restructuring	(7,167)	1,752	5,017	398	41	41
Transfers to/from non-impaired loans, net	3,517	-	(720)	-	(16)	2,781
Balance at end of period	$3,517	$(1,022)	$(720)	$-	$(16)	$1,759

Non-impaired Loans
Balance at beginning of period	$426,416	$(1,922)	$(8,535)	$-	$(6,137)	$409,822
Purchases / funding	207,964	-	-	-	(5,342)	202,622
Repayments	(39,204)	-	-	-	-	(39,204)
Accretion of discount	-	-	4,519	-	2,130	6,649
Provision for loan losses	-	(183)	-	-	-	(183)
Sales and payoff	(181,176)	-	964	-	2,531	(177,681)
Transfers to/from impaired loans, net	(3,517)	-	720	-	16	(2,781)
Balance at end of period	$410,483	$(2,105)	$(2,332)	$-	$(6,802)	$399,244

The table below summarizes the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount, deferred loan fees, and the carrying value for the impaired non-impaired loans as of and for the year ended December 31, 2011:

(In thousands)	Year Ended December 31, 2011
	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$13,867	$(582)	$(2,557)	$(8,558)	$-	$2,170
Purchases / funding	19	-	-	-	-	19
Repayments	(286)	-	26	-	-	(260)
Accretion of discount	-	-	99	-	-	99
Sales and payoff	(10,011)	-	660	7,223	-	(2,128)
Write-off / restructuring	-	(1,695)	-	-	-	(1,695)
Transfers to/from non-impaired loans, net	6,949	-	(4,152)	-	(54)	2,743
Balance at end of period	$10,538	$(2,277)	$(5,924)	$(1,335)	$(54)	$948

Non-impaired Loans
Balance at beginning of period	$439,491	$(1,410)	$(33,037)	$-	$(6,451)	$398,593
Purchases / funding	250,103	-	-	-	(4,215)	245,888
Repayments	(28,215)	-	-	-	-	(28,215)
Accretion of discount	-	-	8,609	-	1,617	10,226
Provision for loan losses	-	(512)	-	-	-	(512)
Sales and payoff	(223,328)	-	10,449	-	2,683	(210,196)
Transfers to/from impaired loans, net	(6,949)	-	4,152	-	54	(2,743)
Transfers to loans held for sale (1)	(4,686)	-	1,292	-	175	(3,219)
Balance at end of period	$426,416	$(1,922)	$(8,535)	$-	$(6,137)	$409,822

(1)
During the year ended December 31, 2011, one of the loans collateralizing ABS issued was reclassified as a loan held for sale reflecting management's intention to sell. The loan is carried at lower of cost or market and had the principal amount of $4.7 million, liquidity discount of $1.3 million and deferred loan fees of $0.2 million at December 31, 2011.

Allowance for Loan Losses

The Company recorded specific reserves of $2.0 million and $1.7 million on impaired loans and general reserves of $0.2 million and $0.5 million on non-impaired loans during the years ended December 31, 2012 and 2011, respectively. A summary of the activity in the allowance for loan losses for the years ended December 31, 2012 and 2011 is as follows:

(In thousands)	Year Ended December 31,
	2012	2011	2010
Balance at beginning of period	$(4,199)	$(1,992)	(1,994)
Provision for loan losses:
Specific reserve	(2,022)	(1,695)	-
General reserve	(183)	(512)	(997)
Reversal due to sale, payoff or restructure of loans	3,277	-	999
Balance at end of period	$(3,127)	$(4,199)	(1,992)

Impaired Loans

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of December 31, 2012 and 2011, $2.8 million and $3.2 million of recorded investment amount of loans collateralizing asset-backed securities issued were individually evaluated for impairment, respectively. The remaining $401.3 million and $411.7 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment, as of December 31, 2012 and 2011, respectively. The entire $3.1 million and $3.0 million of recorded investment amount of loans held for sale were individually evaluated for impairment, as of December 31, 2012 and 2011. All impaired loans are classified as cash flow loans.

The table below presents certain information pertaining to the impaired loans as of and for the years ended December 31, 2012 and 2011:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2012
Impaired loans with an allowance recorded	$2,781	$3,517	$1,022	$4,743	$162
Impaired loans with no related allowance recorded	-	-	-	-	-
	$2,781	$3,517	$1,022	$4,743	$162

2011
Impaired loans with an allowance recorded	$3,223	$10,538	$2,277	$3,430	$201
Impaired loans with no related allowance recorded	-	-	-	-	-
	$3,223	$10,538	$2,277	$3,430	$201

Non-Accrual, Past Due Loans and Restructured Loans

As of December 31, 2012 and 2011, the Company classified its loans as either Cash Flow loans or Enterprise Value loans. The classification is based upon whether the underwriting was based on the cash earnings or EBITDA of the borrower ("Cash Flow"), or on the market value of the borrower, including its intellectual property ("Enterprise Value"). At December 31, 2012, one Cash Flow loan with the aggregate principal amount of $3.5 million and recorded aggregate investment amount of $2.8 million was on non-accrual status. The Company recognized $0.2 million of interest income for three non-accrual status loans with an average recorded loan balance of $4.7 million that were on non-accrual status during the year ended December 31, 2012. The Company recognized $0.2 million of interest income for four non-accrual status loans with an average recorded loan balance of $3.4 million that were on non-accrual status during the year ended December 31, 2011.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. At December 31, 2011, one non-accrual loan in the amount of $2.7 million was over 90 days past due. No other loans were past due at December 31, 2012 or 2011.

At December 31, 2011, the Company's impaired loans included two Cash Flow loans, with an aggregate recorded investment balance of $0.6 million, whose terms were modified in a troubled debt restructuring ("TDR"). Concessions for these TDRs included a below market interest rate or receipt of equity interest in the debtor as compensation for reducing the loan principal balance. During the year ended December 31, 2012, one loan previously modified in a TDR was further restructured. An additional $1.0 million specific reserve was recorded for this loan earlier in the year. At the time of the modification, the loan was fully impaired. Concessions for this TDR included a below market interest rate and a reduction in the loan principal balance. Neither of the loans have had payment defaults since their respective most recent restructuring. At December 31, 2012, the impaired loans included two Cash Flow loans modified in a TDR, with an aggregate recorded investment balance of $2.0 million. At December 31, 2012 and 2011, there were no remaining commitments to lend funds to debtors whose terms have been modified in a TDR.

Credit Quality of Loans

The Company’s management, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody's rating, 2) current internal rating and 3) performance. The tables below present, by credit quality indicator, the Company's recorded investment in loans collateralizing asset-backed securities issued at December 31, 2012 and 2011:

(In thousands)		Cash Flow (CF)		Enterprise Value (EV)		Total Loans Collateralizing Asset-Backed Securities Issued		Held for Sale - Cash Flow (CF)
		December 31,		December 31,		December 31,		December 31,
		2012	2011	2012	2011	2012	2011	2012	2011

Moody's rating:
Baa1 - Baa3		$5,883	$4,951	$-	$-	$5,883	$4,951	$-	$-
Ba1 - Ba3		129,796	131,743	-	-	129,796	131,743	-	-
B1 - B3		263,390	271,770	-	1,958	263,390	273,728	-	-
Caa1 - Caa3		5,061	4,546	-	-	5,061	4,546	3,134	2,957
Total:		$404,130	$413,010	$-	$1,958	$404,130	$414,968	$3,134	$2,957

Internal rating:
2		$392,208	$397,033	$-	$1,958	$392,208	$398,991	$-	$-
3		11,922	12,754	-	-	11,922	12,754	-	-
4	(1)	-	3,223	-	-	-	3,223	3,134	2,957
Total:		$404,130	$413,010	$-	$1,958	$404,130	$414,968	$3,134	$2,957

Performance:
Performing		$401,349	$409,787	$-	$1,958	$401,349	$411,745	$3,134	$2,957
Non-performing		2,781	3,223	-	-	2,781	3,223	-	-
Total:		$404,130	$413,010	$-	$1,958	$404,130	$414,968	$3,134	$2,957

(1)	Loans with an internal rating of 4 or below are designated as loans on non-accrual status.

The Company determined the fair value of loans collateralizing asset-backed securities to be $412.0 million and $420.1 million as of December 31, 2012 and 2011, respectively; primarily using the average market bid and ask quotation obtained from a loan pricing service. Such loans are identified as Level 2 assets. When average market bid and ask quotations were not available, the loans are identified as Level 3 assets. The fair value of these Level 3 loans are calculated internally based on their performance. This analysis incorporates comparable loans traded in the marketplace, the obligor's industry, future business prospects, capital structure, and expected credit losses. Significant declines in the performance of the loan would result in decreases to the fair value measurement.

The fair value of the loan held for sale was determined to be $3.1 million and $3.0 million as of December 31, 2012 and 2011, using similar methodology. Based on the fair value methodology, the Company has identified the loan held for sale as a Level 2 asset.

6. Fixed Assets

At December 31, 2012 and 2011, fixed assets consisted of the following:

(In thousands)	As of December 31,
	2012	2011
Furniture and fixtures	$2,053	$1,946
Computer and office equipment	4,757	4,776
Leasehold improvements	4,205	3,266
Software	576	606
Less: accumulated depreciation	(8,928)	(8,309)
Total fixed assets, net	$2,663	$2,285

 Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $0.9 million, $0.7 million and $0.6 million, respectively.

7. Note Payable and Line of Credit

Note payable consists of term loans and revolving lines of credit related to the Company’s Credit Agreement with City National Bank (“CNB”), as defined below.

On October 11, 2012, JMP Group LLC, a wholly-owned subsidiary of the Company, entered into an Amendment, which amends certain provisions of the Credit Agreement, dated as of August 3, 2006, by and between JMP Group LLC and the Lender, as amended by Amendment Number One to Credit Agreement, dated as of December 17, 2007, Amendment Number Two to Credit Agreement, dated as of March 25, 2008, Amendment Number Three to Credit Agreement (the "Third Amendment"), dated as of December 31, 2008, Amendment Number Four to Credit Agreement and Waiver, dated as of January 28, 2010, Amendment Number Five (the "Fifth Amendment"), dated as of April 8, 2011 (collectively, the “Credit Agreement”), Amendment Number Six (the "Sixth Amendment"), dated as of August 24, 2011.

The Sixth Amendment provided a line of credit of up to $30.0 million to the extent the aggregate outstanding balance of all facilities do not exceed $55.0 million. The Amendment dated October 11, 2012 increased the allowable aggregate outstanding balance of all facilities from $55.0 million to $58.0 million.  The unused portion of the line bears interest at the rate of 0.25% per annum, paid quarterly. The line of credit will remain available through August 24, 2013. On such date, any outstanding amounts convert to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity on August 24, 2017. The Sixth Amendment also permits additional investments. The Company anticipates that the proceeds will be used to fund certain commitments to HCC, to repurchase Company stock and other permitted investments, and for other general working capital purposes. The Company's outstanding balance on this line of credit was $28.2 million and zero as of December 31, 2012 and  2011, respectively.

Under the Fifth Amendment, JMP Securities entered into a $20.0 million revolving line of credit with the Lender to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. Draws on the revolving line of credit bear interest at the rate of prime and are available through April 8, 2012 on which date, if there is an existing outstanding amount, it converts to a loan that matures on April 8, 2013. The Amendment dated October 11, 2012 reduced the revolving subordinated line of credit from $20.0 million to $10.0 million. There was no borrowing on this line of credit as of December 31, 2012.

Pursuant to the Amendment dated October 11, 2012, CNB also agreed to extend a $15.0 million term loan on or prior to March 31, 2013. This term loan would be repaid in quarterly installments of $1.2 million beginning March 31, 2014 and continuing through September 30, 2016, with a final payment of approximately $1.3 million on December 31, 2016.

The Third Amendment converted the Company’s outstanding revolving loans of $8.7 million into a single term loan as of December 31, 2008. The term loan is being repaid in equal quarterly payments of $0.4 million, which commenced on March 31, 2009 and continues through December 31, 2013 and bears interest at LIBOR plus 2.25%. The outstanding balance on this term loan was $1.7 million as of December 31, 2012.

The Third Amendment also provided that of the original $30.0 million revolving line of credit, $21.0 million remained available under the revolving portion of the Credit Agreement and the annual interest rate provisions of the Credit Agreement were increased from the prime rate minus 1.25% to the prime rate and from LIBOR plus 1.25% to LIBOR plus 2.25%. The Lender agreed to continue to provide revolving loans of up to $21.0 million through December 31, 2010, on which date the then existing revolving loans convert into term loans. On December 31, 2010, pursuant to the provisions of the Third Amendment, the outstanding revolving loan of $21.0 million was converted into a single term loan that will fully mature on January 1, 2014. As of December 31, 2010, the revolving line of credit was no longer available for future use. This term loan is being repaid in equal quarterly payments of $1.8 million, which commenced on April 1, 2011 and continues through January 1, 2014. The outstanding balance on this term loan was $8.8 million as of December 31, 2012.

The term loans had an aggregate outstanding principal amount of $10.5 million and $19.2 million at December 31, 2012 and 2011, respectively. The following table shows the repayment schedules for the principal portion of the term loans at December 31, 2012:

(In thousands)	December 31, 2012
2013	8,736
2014	1,750
$10,486

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit the bank to terminate our note and require the immediate repayment of any outstanding principal and interest. The Third Amendment modified the financial covenants in the Credit Agreement to remove both the minimum requirement of Net Income (as defined in the Credit Agreement) and the minimum requirement of EBITDA (as defined in the Credit Agreement). The Third Amendment also removed the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) and added a new financial covenant regarding the Company’s liquidity. The Sixth Amendment added back the Fixed Charge Coverage Ratio requirement and introduced certain leverage ratio requirements. At December 31, 2012, the Company was in compliance with the loan covenants. The term loans are collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

On May 29, 2010 the Company entered into an interest rate cap with the Lender to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the counterparty in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the term loan to such rate. The cap had an initial notional principal amount of $27.1 million, indexed to LIBOR and amortizes in accordance with the amortization of the revolving line of credit and term loan. The notional principal amount of the cap was $10.5 million at December 31, 2012. See Note 4 for additional information on the interest rate cap.

8. Asset-backed Securities Issued

On May 17, 2007, Cratos CLO completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization and obtained $455.0 million of third-party financing. The Notes will be repaid from the cash flows generated by the loan portfolio owned by the CLO. The Notes were issued in seven separate classes as set forth in the table below. The Company owns approximately 94.0% of the unsecured subordinated notes and $13.8 million of Class C, D and E notes. These unsecured subordinated notes and the Class C, D and E notes owned by the Company are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s Consolidated Statement of Financial Condition at December 31, 2012 and 2011.

(In millions)	As of December 31, 2012
	Notes Originally Issued	Outstanding Principal Balance	Liquidity Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR			Ratings (Moody's /S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$315.8	$(5.5)	$310.3	0.26%	-	0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	(1.4)	28.6		0.50%		Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	(3.3)	31.7		1.10%		Aa3/AA+
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	(3.3)	30.7		2.40%		A3/A-
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	(3.2)	26.8		5.00%		Ba2/BB
Total secured notes sold to investors	$455.0	$444.8	$(16.7)	$428.1
Unsecured subordinated notes due 2021	45.0	45.0	(39.9)	5.1
Total notes for the CLO I offering	$500.0	$489.8	$(56.6)	$433.2
Consolidation elimination	N/A	(58.8)	41.1	(17.7)
Total asset-backed securities issued	N/A	$431.0	$(15.5)	$415.5

(1)	These ratings are unaudited and were the current ratings as of December 31, 2012 and are subject to change from time to time.

(In millions)	As of December 31, 2011
	Notes Originally Issued	Outstanding Principal Balance	Liquidity Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR			Ratings (Moody's /S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$315.8	$(17.6)	$298.2	0.26%	-	0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	(4.4)	25.6		0.50%		Aaa/AA+
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	(10.5)	24.5		1.10%		Aa3/AA-
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	(10.5)	23.5		2.40%		A3/BBB+
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	(10.0)	20.0		5.00%		Ba2/BB-
Total secured notes sold to investors	$455.0	$444.8	$(53.0)	$391.8
Unsecured subordinated notes due 2021	45.0	45.0	(39.9)	5.1
Total notes for the CLO I offering	$500.0	$489.8	$(92.9)	$396.9
Consolidation elimination	N/A	(58.8)	43.5	(15.3)
Total asset-backed securities issued	N/A	$431.0	$(49.4)	$381.6

(1)	These ratings are unaudited and were the current ratings as of December 31, 2011 and are subject to change from time to time.

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and will not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available therefore under the applicable payment priority provisions. As of December 31, 2012, all interest on the secured notes was current. To the extent proceeds are not readily available, interest on the Class C, Class D and Class E notes will be deferred. The CLO is also required to pay a commitment fee of 0.18% on the unused portion of the funding commitments of the Class A-1 notes. As of December 31, 2012, all of the Class A-1 notes were drawn. The secured notes are secured by the CLO loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO loan portfolio to a number of collateral quality, portfolio profile, interest coverage and over-collateralization tests. Total interest expense related to the asset-backed securities issued for the years ended December 31, 2012 and 2011 was $39.1 million and $34.9 million, respectively, which comprised cash coupon of $5.2 million and $4.6 million, respectively, and liquidity discount amortization of $33.9 million and $30.2 million, respectively. As of December 31, 2012 and December 31, 2011, accrued interest payable on the Notes was $0.5 million and $0.6 million, respectively.

The Notes recorded upon the acquisition of Cratos at fair value reflect a liquidity discount. The activity in the note principal and liquidity discount for the years ended December 31, 2012 and 2011 comprised the following:

(In thousands)	Year Ended December 31, 2012
	Principal	Liquidity Discount	Net

Balance at beginning of period	$431,003	$(49,447)	$381,556
Amortization of discount	-	33,899	33,899
Balance at end of period	$431,003	$(15,548)	$415,455

(In thousands)	Year Ended December 31, 2011
	Principal	Liquidity Discount	Net

Balance at beginning of period	$431,003	$(79,681)	$351,322
Amortization of discount	-	30,234	30,234
Balance at end of period	$431,003	$(49,447)	$381,556

The Company determined the fair value of asset-backed securities issued to be $404.3 million and $375.9 million as of December 31, 2012 and 2011, respectively, based upon pricing from published market research for equivalent-rated CLO notes. Based on the fair value methodology, the Company has identified the asset backed securities issued as Level 2 liabilities.

9. Stockholders’ Equity

Common Stock

The Company’s board of directors declared a quarterly cash dividend of $0.03 per share of common stock in March 2012, $0.035 per share of common stock in May, July and October 2012. Those dividends were paid in March, June, August and November 2012 for the fourth quarter of 2011, the first, second and third quarter of 2012, respectively. The Company does not pay dividends on unvested shares of restricted stock.

Stock Repurchase Program

In each of August and November 2007, the Company’s board of directors authorized a 1.5 million share repurchase program, both of which were fully executed as of January 18, 2008. On March 10, 2008, the Company's board of directors authorized the repurchase of an additional 2.0 million shares during the subsequent eighteen months, the repurchase of an additional 0.5 million shares during the subsequent twelve months on March 3, 2009, the repurchase of an additional 1.0 million shares during the subsequent eighteen months on May 4, 2010, the repurchase of an additional 0.5 million shares during the subsequent twelve months on May 3, 2011, the repurchase of an additional 1.0 million shares during the subsequent eighteen months on November 1, 2011, and the repurchase of an additional 0.5 million shares during the subsequent fourteen months on October 30, 2012. During the years ended December 31, 2012 and 2011, the Company repurchased 858,137 and 860,778 shares, respectively, of the Company’s common stock at an average price of $6.58 per share and $7.38 per share, respectively, for an aggregate purchase price of $5.7 million and $6.4 million, respectively. Of the total shares repurchased during the years ended December 31, 2012 and 2011, 603,328 shares and 406,163 shares, respectively, were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company. As of December 31, 2012, 750,901 shares remain available to be repurchased under the repurchase program.

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

Stock Options

Prior to the Company's initial public offering, JMP Group LLC, then a multi-member Delaware limited liability company, issued options to purchase its membership interests to certain employees. In connection with the Company's initial public offering and related reorganization of JMP Group LLC, all outstanding options to purchase membership interests in JMP Group LLC were exchanged into options to purchase the Company’s common stock.

The following table summarizes the stock option activity for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012		2011		2010
	Shares Subject to Option	Weighted Average Exercise Price	Shares Subject to Option	Weighted Average Exercise Price	Shares Subject to Option	Weighted Average Exercise Price

Balance, beginning of year	1,704,665	$11.20	1,800,565	$11.23	1,938,315	$11.28
Granted	0	0.00	0	0.00	0	0.00
Exercised	0	0.00	0	0.00	0	0.00
Forfeited	0	0.00	0	0.00	0	0.00
Expired	(95,775)	12.43	(95,900)	11.82	(137,750)	12.00
Balance, end of period	1,608,890	$11.12	1,704,665	$11.20	1,800,565	$11.23

Options exercisable at end of period	1,608,890	$11.12	1,704,665	$11.20	1,800,565	$11.23

The following table summarizes the stock options outstanding as well as stock options vested and exercisable as of December 31, 2012 and 2011:

			December 31, 2012
			Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value

$10.00	-	$12.50	1,608,890	2.06	$11.12	$-	1,608,890	2.06	$11.12	-

			December 31, 2011
			Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value

$10.00	-	$12.50	1,704,665	3.00	$11.20	$-	1,704,665	3.00	$11.20	-

The Company recognizes stock-based compensation expense for stock options over the graded vesting period of the options using the accelerated attribution method. The Company recognized compensation expense related to stock options of zero for the years ended December 31, 2012 and 2011, and $3,231 for the year ended December 31, 2010.

As of December 31, 2012 and 2011, there was no unrecognized compensation expense related to stock options.

There were no stock options exercised during the years ended December 31, 2012, 2011 and 2010. As a result, the Company did not recognize any current income tax benefits from exercise of stock options during these periods.

Restricted Stock Units

In 2010, the Company issued 1,014,034 RSUs under the JMP Group 2007 Plan, which was comprised of 886,761 performance-based RSUs granted on February 4, 2010 to certain employees and the Company's independent directors for long term incentive purposes (the "2010 performance-based RSUs"), 63,433 RSUs granted to certain new employees and 63,840 RSUs granted to the Company's independent directors.  The 2010 performance-based RSUs have Company performance-based vesting conditions and vest if and to the extent the Company performance target set for such RSUs is met during any of the years ending December 31, 2010, 2011 or 2012. In the fourth quarter of 2010, the vesting of approximately 56.3% of the 2010 performance-based RSUs became probable based on the Company's operating results for the year 2010, and the Company recognized $3.8 million of compensation expense for such RSUs in the quarter. In the fourth quarter of 2011, the vesting of the remaining 2010 performance-based RSUs became probable based on the Company's operating results for the year 2011, and the Company recognized $2.8 million of compensation expense for such RSUs in the quarter. The vesting of approximately 0.2 million shares, net of applicable withholding tax, in the first quarter of 2012, related to the 2010 performance-based RSUs. The 2010 performance-based RSUs were subject to post-vesting transfer restrictions until December 31, 2012, and therefore, the fair value of such RSUs included a liquidity discount of 10% for the post-vesting transfer restrictions.  The RSUs granted to certain new employees and the Company's independent directors had required service periods ranging from one to three years.

In 2010, the Company also granted 131,341 restricted shares to certain employees as a part of the 2009 annual compensation program.  These shares vested immediately with a two-year restricted period during which the holders were subject to non-competition, non-solicitation and certain other covenants.

In 2011, the Company issued 1,073,583 RSUs under the JMP Group 2007 Plan, which was comprised of 921,876 performance-based RSUs granted on January 31, 2011 to certain employees for long term incentive purposes (the "2011 performance-based RSUs"), 144,505 RSUs granted to certain new employees and 7,202 RSUs granted to the Company's independent directors. The 2011 performance-based RSUs have Company performance-based vesting conditions and vest if the Company performance target set for such RSUs is met during any of the years ending December 31, 2011, 2012 or 2013. In the fourth quarter of 2011, the vesting of all of the 2011 performance-based RSUs became probable based on the Company's operating results for the year 2011, and the Company recognized $6.1 million of compensation expense for such RSUs in the quarter. In the first quarter of 2012, approximately 0.5 million shares, net of applicable withholding tax, and related to the 2011 performance-based RSUs, vested. The 2011 performance-based RSUs are subject to post-vesting transfer restrictions until December 31, 2013, and therefore, the fair value of such RSUs included a liquidity discount of 15% for the post-vesting restrictions. The RSUs granted to certain new employees and the Company's independent directors had vesting periods ranging from one to three years.

In 2011, the Company also granted 42,869 restricted shares to certain employees as a part of the 2010 annual compensation program.  These shares vested immediately with a two-year restricted period during which the holders are subject to non-competition, non-solicitation and certain other covenants.

In February 2012, the Company granted 910,000 RSUs to certain employees for long term incentive purposes. These units have Company performance-based and employee service-based vesting conditions and will vest when both conditions are met. In the fourth quarter of 2012, the vesting of these RSUs became probable based on the Company's operating results for the year 2012, and the Company recognized $1.8 million of compensation expense for such RSUs in the quarter. The remaining compensation expense related to these RSUs will be recognized over the remaining vesting period of two years.

The following table summarizes the RSU activity for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012		2011		2010
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value

Balance, beginning of year	1,634,268	$7.42	1,630,026	$8.52	1,392,551	$9.59
Granted	952,597	7.29	1,073,583	7.43	1,014,034	7.82
Vested	(1,456,540)	7.00	(1,039,082)	9.14	(641,124)	9.82
Forfeited	(109,943)	6.89	(30,259)	8.11	(135,435)	8.10
Balance, end of period	1,020,382	$7.27	1,634,268	$7.42	1,630,026	$8.52

The aggregate fair value of RSUs vested during the years ended December 31, 2012, 2011 and 2010 were $10.2 million, $8.4 million and $4.6 million, respectively. The income tax benefits realized from the vested RSUs were $3.7 million, $3.0 million and $2.7 million, respectively.

The Company recognizes compensation expense over a graded vesting period using the accelerated attribution method. For the years ended December 31, 2012, 2011 and 2010, the Company recorded compensation expense related to RSUs of $2.5 million, $10.3 million, and $7.6 million respectively. Included in these amounts were expenses related to RSUs awarded in connection with the initial public offering of zero, $0.8 million and $2.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. The remaining expenses related to RSUs awarded after the initial public offering. For the year ended December 31, 2012, the compensation expense related to RSUs awarded after the initial public offering included $1.8 million recognized on the probable vesting of the performance-based RSUs granted in February 2012, described above. For the year ended December 31, 2011, the compensation expense related to RSUs awarded after the initial public offering included $8.9 million recognized on the probable vesting of 100.0% and 43.7% of the 2011 and 2010 performance-based RSUs, respectively, described above. For the year ended December 31, 2010, the compensation expense related to RSUs awarded after the initial public offering included $3.8 million recognized on the probable vesting of 56.3% of the 2010 performance-based RSUs granted on February 4, 2010 described above.

For the years ended December 31, 2012, 2011 and 2010, the Company recognized income tax benefits of $0.9 million, $4.2 million and $3.1 million, respectively, related to the compensation expense recognized for RSUs. As of December 31, 2012 and 2011, there was $4.8 million and $1.1 million, respectively, of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.87 years and 1.84 years, respectively.

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

The computations of basic and diluted net (loss) income per share and basic and diluted net income (loss) per unit for the years ended December 31, 2012, 2011 and 2010 are shown in the table below:

(In thousands, except per share data)	Year Ended December 31,
	2012	2011	2010

Numerator:
Net income (loss) attributable to JMP Group, Inc	$2,757	$(2,456)	$9,603

Denominator:
Basic weighted average shares outstanding	22,582	22,118	21,646

Effect of potential dilutive securities:
Restricted stock units	324	-	750

Diluted weighted average shares outstanding	22,906	22,118	22,396

Net income (loss) per share
Basic	$0.12	$(0.11)	$0.44
Diluted	$0.12	$(0.11)	$0.43

Weighted average stock options to purchase 1,642,841, 1,755,131 and 1,857,083 shares of common stock for the years ended December 31, 2012, 2011 and 2010 were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

Weighted average restricted stock units for zero, 71,883 and 6,293 shares of common stock for the years ended December 31, 2012, 2011 and 2010 were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

12. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the United States Internal Revenue Service. There were no contributions by the Company during the years ended December 31, 2012, 2011 and 2010.

13. Income Taxes

The components of the Company’s income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010 are as follows:

(In thousands)	Year Ended December 31,
	2012	2011	2010
Federal	$2,714	$3,725	$1,432
State	(791)	278	1,005
Total current income tax expense	1,923	4,003	2,437

Federal	(814)	(4,795)	5,409
State	472	(840)	731
Total deferred income tax expense (benefit)	(342)	(5,635)	6,140
Total income tax expense (benefit)	$1,581	$(1,632)	$8,577

A reconciliation of the statutory U.S. federal income tax rate to the effective tax rate for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year Ended December 31,
	2012	2011	2010
Tax at federal statutory tax rate	34.00%	35.00%	35.00%
State income tax, net of federal tax benefit (1)	6.67%	19.76%	4.75%
Change in New York valuation (1)	-3.70%	-14.01%	1.00%
Adjustment for permanent items (HGC, HGC II and HCC non-controlling interest) (2)	-17.55%	-6.89%	-2.75%
Adjustment for other permanent items	0.20%	-2.72%	0.67%
Rate before one-time events	19.62%	31.14%	38.67%
Deferred tax asset written off related to options and RSUs	0.31%	-3.48%	0.00%
Adjustment for prior year taxes	-1.15%	5.95%	-0.73%
Separate Georgia tax return for JMP Credit	0.00%	0.00%	3.92%
California state enterprise zone tax credit	-2.20%	4.83%	-1.04%
New York state tax amendment	0.00%	0.00%	0.06%
Effective tax rate	16.58%	38.44%	40.88%

(1)
In 2012, the Company revised the tax rate used in the calculation of the current and deferred state taxes to reflect its current filing status with the State and City of New York. As discussed in Note 2, the Company's 2012 net state tax benefit of $322 thousand includes tax benefit of $106 thousand that resulted from the application of the revised state tax rate to 2011.

(2)	HGC, HGC II and HCC are consolidated for financial reporting purposes but not for tax purposes.

The 21.86% decrease in the effective tax rate for the year ended December 31, 2012 compared to the same period in 2011 was primarily attributable to the income associated with HGC, HGC II and HCC which are consolidated for financial reporting purposes but not for tax purposes.

As of December 31, 2012 and 2011, the components of deferred tax assets and liabilities are as follows:

(In thousands)	As of December 31,
	2012	2011
Deferred tax assets:
Accrued compensation and related expenses	$5,829	$9,678
Equity based compensation	2,010	5,266
Reserves and allowances	3,661	3,457
New York net operating loss	715	685
Interest in HCC (1)	-	43
Interest on loans on non-accrual status	-	214
Liquidity discount at JMP Credit	1,537	6,016
Other	604	1,337
Total deferred tax assets	14,356	26,696
Deferred tax liabilities:
Investment in partnerships	(1,608)	(683)
Repurchase of asset-backed securities issued	(1,600)	(1,647)
Liquidity discount at JMP Credit	(5,747)	(19,138)
Depreciation and amortization	(262)	(118)
Net unrealized capital gains	(473)	(624)
Interest in HCC (1)	(188)	-
Total deferred tax liabilities	(9,878)	(22,210)

Net deferred tax asset before valuation allowance	4,478	4,486

Valuation allowance	(1,166)	(1,516)

Net deferred tax assets	$3,312	$2,970

(1)	HCC was consolidated for financial reporting purposes but not consolidated for tax reporting purposes.

As of December 31, 2012, JMP Group Inc has a New York State and City net operating loss ("NOL") carry forward of approximately $35.4 million, which  expires between 2029 and 2032. The NOL has a full valuation allowance against it.

With the exception of the New York State and City deferred tax asset, the Company has determined that a valuation allowance against any other deferred tax assets was not necessary as of December 31, 2012, 2011 and 2010. Management believes that that the deferred tax assets will, more-likely-than-not, be realized based on taxes paid in prior years and future reversing taxable temporary differences. The Company has analyzed the filing positions in its Federal and state income tax returns for all open tax years, which are 2010 and 2011 for federal income tax purposes and 2008 through 2011 for California income tax purposes. The Company is not currently under examination in any tax jurisdictions and does not anticipate any tax adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow within the next twelve months. Therefore, no liabilities for uncertain income tax positions have been recorded.

14. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts, Minnesota, New York and Pennsylvania under various operating leases. Rental expense for the years ended December 31, 2012, 2011 and 2010 was $3.4 million, $2.9 million and $2.7 million, respectively. The Company recorded sublease income of $0.2 million, $0.6 million, and $0.5 million for the years ended December 31, 2012, 2011 and 2010.

The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

(In thousands)	December 31, 2012
2013	$3,498
2014	3,388
2015	3,356
2016	3,307
2017	3,271
Thereafter	2,926
$19,746

In connection with its underwriting activities, JMP Securities enters into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. At December 31, 2012 and 2011, JMP Securities had no open underwriting commitments.

The marketable securities owned and the restricted cash as well as the cash held by the clearing broker may be used to maintain margin requirements. At December 31, 2012 and 2011, the Company had $150,000 and $255,336 of cash on deposit with JMP Securities’ clearing broker. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. As of December 31, 2012 and 2011, the Company had unfunded commitments of $18.6 million and $3.2 million in the Corporate Credit segment, respectively.

15. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $36.7 million and $38.0 million, which were $35.7 million and $37.0 million in excess of the required net capital of $1.0 million at December 31, 2012 and 2011, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.17 to 1 and 0.26 to 1 at December 31, 2012 and 2011, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

16. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships and offshore investment companies. The Company also owns an investment in most of these entities. As of December 31, 2012 and 2011, the aggregate fair value of the Company’s investments in these entities was $28.0 million and $34.5 million, respectively, which consisted of investments in hedge funds of $27.9 million and $24.1 million, respectively, general partner investments in hedge funds of funds of $0.1 million for each year, and an investment in NYMT common stock of zero and $10.3 million, respectively. Base management fees earned from these entities were $9.4 million, $9.7 million and $8.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Also, the Company earned incentive fees of $6.3 million, $10.1 million and, $2.9 million from these entities for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, the Company had incentive fees receivable from these entities of $2.9 million and $2.1 million, respectively.

17. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at December 31, 2012 had settled with no resulting material liability to the Company. For the years ended December 31, 2012, 2011 and 2010, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of December 31, 2012.

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

The Company is also exposed to credit risk through its subsidiary, HCC. HCC's investment portfolio consists primarily of loans to private small to mid-size companies. Many of these companies may experience variation in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations. To mitigate the credit risk, HCC generally seeks a first or second priority security interest in all of the portfolio company's tangible and intangible assets as collateral for our debt investment, subject in some cases to permitted exceptions. Although HCC does not intend to operate as an asset-based lender, the estimated liquidation value of the assets, if any, collateralizing the debt securities that are held is evaluated as a potential source of repayment. HCC evaluates both tangible assets, such as accounts receivable, inventory and equipment, and intangible assets, such as intellectual property, customer lists, networks and databases.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In its Corporate Credit segment, the Company had unfunded commitments of $18.6 million and standby letters of credit of $1.0 million at December 31, 2012. As of December 31, 2011, the Company had unfunded commitments of $3.2 million and standby letters of credit of $0.2 million in the Corporate Credit segment.

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

Management uses Adjusted Operating Net Income as a key metric when evaluating the performance of its segments. This measure adjusts the Company's net income as follows: (i) reverses stock-based compensation expense related to equity awards granted both at the time of JMP Group's May 2007 initial public offering and thereafter, (ii) recognizes 100% of the cost of deferred compensation in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, (iii) excludes the net amortization of liquidity discounts on loans held and asset-backed securities issued by JMP Credit Corporation, (iv) excludes amortization expense related to an intangible asset, (v) reverses net unrealized gains and losses on strategic equity investments and warrants, (vi) excludes unrealized mark-to-market gains or losses on the investment portfolio at HCC, (vii) excludes a bargain purchase gain resulting from the acquisition of Cratos Capital Partners by JMP Credit Corporation, (viii) includes a non-recurring expense of $450,000 in connection with the proposed initial public offering of HCC through Harvest Capital Credit Corporation, which has filed a registration statement on Form N-2 with the SEC, and (ix) excludes gains or losses recognized by JMP Credit Corporation due to the sale or payoff of loans originally included in the portfolio acquired by JMP Group in April 2009. These charges may otherwise obscure the company's operating income and complicate an assessment of the company's core business activities. The operating pre-tax net income facilitates a meaningful comparison of the segment's results in a given period to those in prior and future periods. The revenues and expenses are presented on a basis that deconsolidates the investment funds Harvest manages.

The Company’s segment information for the years ended December 31, 2012, 2011 and 2010 was prepared using the following methodology:

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

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

(In thousands)	Year Ended December 31,
	2012	2011	2010
Broker-Dealer
Non-interest revenues	$73,451	$73,810	$76,496
Net Interest Income	53	174	68
Total net revenues after provision for loan losses	$73,504	$73,984	$76,564
Non-interest expenses	66,716	70,953	71,618
Segment operating pre-tax net income	$6,788	$3,031	$4,946
Segment assets	$66,611	$69,922	$75,148
Asset Management
Non-interest revenues	$25,781	$23,809	$15,343
Net Interest Income	157	254	42
Total net revenues after provision for loan losses	$25,938	$24,063	$15,385
Non-interest expenses	19,454	19,634	12,784
Non-controlling interest	1	-	-
Segment operating pre-tax net income	$6,483	$4,429	$2,601
Segment assets	$57,420	$91,181	$81,396
Corporate Credit
Non-interest revenues	$2,278	$3,726	$1,386
Net Interest Income	18,748	21,347	21,472
Provision for loan losses	(185)	(512)	(997)
Total net revenues after provision for loan losses	$20,841	$24,561	$21,861
Non-interest expenses	(3,414)	1,368	1,749
Non-controlling interest	670	590	1,390
Segment operating pre-tax net income	$23,585	$22,603	$18,722
Segment assets	$520,174	$486,281	$459,071
Corporate
Non-interest revenues	$2,428	$367	$1,415
Net Interest Income	357	(446)	(220)
Provision for loan losses	-	478	(330)
Total net revenues after provision for loan losses	$2,785	$399	$865
Non-interest expenses	12,719	8,787	12,230
Segment operating pre-tax net (loss)	$(9,934)	$(8,388)	$(11,365)
Segment assets	$159,233	$133,391	$142,391
Eliminations
Non-interest revenues	$(543)	$(584)	$(623)
Total net revenues after provision for loan losses	$(543)	$(584)	$(623)
Non-interest expenses	(543)	(563)	(623)
Segment operating pre-tax net (loss)	$-	$(21)	$-
Segment assets	$(93,576)	$(120,112)	$(120,141)
Total Segments
Non-interest revenues	$103,395	$101,128	$94,017
Net Interest Income	19,315	21,329	21,362
Provision for loan losses	(185)	(34)	(1,327)
Total net revenues after provision for loan losses	$122,525	$122,423	$114,052
Non-interest expenses	94,932	100,179	97,758
Non-controlling interest	671	590	1,390
Segment operating pre-tax net income	$26,922	$21,654	$14,904
Total assets	$709,862	$660,663	$637,865

The following tables reconcile the total segments to consolidated net income before income tax expense and total assets as of and for the years ended December 31, 2012, 2011 and 2010.

(In thousands)	As of and Year Ended December 31, 2012
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated
Non-interest revenues	$103,395	$6,707	(a)	$110,102
Net Interest Income	19,315	(26,410)	(b)	(7,095)
Provision for loan losses	(185)	(2,021)		(2,206)
Total net revenues after provision for loan losses	$122,525	$(21,724)		$100,801
Non-interest expenses	94,932	(3,544)	(c )	91,388
Noncontrolling interest	671	4,456		5,127
Operating pre-tax net income (loss)	$26,922	$(22,636)	(d)	$4,286
Total assets	$709,862	$-		$709,862

(In thousands)	As of and Year Ended December 31, 2011
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated
Non-interest revenues	$101,128	$14,666	(a)	$115,794
Net Interest Income	21,329	(23,720)	(b)	(2,391)
Provision for loan losses	(34)	(1,694)		(1,728)
Total net revenues after provision for loan losses	$122,423	$(10,748)		$111,675
Non-interest expenses	100,179	15,620	(c )	115,799
Noncontrolling interest	590	(685)		(95)
Operating pre-tax net income (loss)	$21,654	$(25,683)	(d)	$(4,029)
Total assets	$660,663	$-		$660,663

(In thousands)	As of and Year Ended December 31, 2010
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated
Non-interest revenues	$94,017	$40,549	(a)	$134,566
Net Interest Income	21,362	(9,885)	(b)	11,477
Provision for loan losses	(1,327)	-		(1,327)
Total net revenues after provision for loan losses	$114,052	$30,664		$144,716
Non-interest expenses	97,758	25,971	(c )	123,729
Noncontrolling interest	1,390	1,417		2,807
Operating pre-tax net income (loss)	$14,904	$3,276	(d)	$18,180
Total assets	$637,865	$-		$637,865

(a) Non-interest revenue adjustments is comprised of loan sale gains, mark-to-market gains/losses, strategic equity investments and warrants, and fund-related revenues recognized upon consolidation of certain Harvest Funds.
(b) The Net Interest Income adjustment is comprised of the non-cash net amortization of liquidity discounts at JMP Credit, due to scheduled contractual repayments, and amortization expense related to an intangible asset.
(c) Non-interest expense adjustments relate to reversals of stock-based compensation and exclusion of fund-related expenses recognized upon consolidation of certain Harvest Funds.
(d) Reconciling operating pre-tax net income to Consolidated Net Income before income tax expense in the Consolidated Statements of Operations consists of the following:

(In thousands)	Year Ended December 31,
	2012	2011	2010
Total Segments adjusted operating pre-tax net income	$26,922	$21,654	$14,905
Adjustments:
Compensation expense - IPO-related RSUs	-	778	2,576
Compensation expense - post-IPO RSUs	2,492	9,526	4,998
Deferred compensation program accounting adjustment	(6,985)	-	-
HCC IPO administrative expense	(450)	-	-
Net unrealized loss/ (gain) on strategic equity investments and warrants.	527	(441)	(757)
Net amortization of liquidity discounts on loans and asset-backed securities issued	29,208	23,522	9,783
Amortization of intangible asset	-	200	100
Unrealized mark-to-market (gain)/loss - HCC	(627)	16	-
Gain on loan portfolio acquired	(1,581)	(7,861)	(19,975)
Total Consolidation Adjustments and Reconciling Items	22,584	25,742	(3,275)
Consolidated pre-tax net income (loss) attributable to JMP Group Inc.	$4,338	$(4,088)	$18,180
Income tax expense (benefit)	1,581	(1,632)	8,577
Consolidated Net Income (Loss) attributable to JMP Group Inc.	$2,757	$(2,456)	$9,603

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

	As of December 31,
(In thousands)	2012	2011
	Net Assets	Net Assets
Harvest Opportunity Partners II	$84,852	$74,953
Harvest Small Cap Partners	288,391	324,453
Harvest Franchise Fund	84,192	-
Harvest Agriculture Select	18,162	12,149
Harvest Technology Partners	32,689	24,571
Harvest Diversified Partners	23,598	23,637

(In thousands)	Year Ended December 31,
	2012		2011		2010
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II	$11,752	$(1,300)	$2,100	$(1,661)	$5,210	$(1,349)
Harvest Small Cap Partners	42,478	(21,096)	63,139	(19,588)	1,927	(11,940)
Harvest Franchise Fund	(7,267)	(215)	-	-	-	-
Harvest Agriculture Select	3,172	(298)	(158)	(308)	123	(236)
Harvest Technology Partners	(577)	(1,032)	2,149	(722)	713	(586)
Harvest Global Select Partners	-	-	-	-	739	(99)
Harvest Diversified Partners	2,626	(417)	1,071	(726)	2,296	(665)

22. Subsequent Events

In January 2013, the Company raised approximately $46.0 million from the sale of 8.00% Senior Notes. The notes will mature on January 15, 2023, and may be redeemed in whole or in part at any time or from time to time at the company's option on or after January 15, 2016, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The notes will bear interest at a rate of 8.00% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year, beginning on April 15, 2013.

On February 11, 2013, the Company granted approximately 560,000 RSUs and stock options to purchase approximately 1.5 million shares of the Company's common stock to certain employees for long-term incentive purposes. Such RSUs have a required service period of two years and will vest on December 31, 2015. Such stock options have a Company performance-based condition and a three-year service condition and will vest when both of the conditions are met.

On March 5, 2013, the Company's board of directors declared a cash dividend of $0.035 per share of common stock for the fourth quarter of 2012 to be paid on April 5, 2013, to common stockholders of record on March 22, 2013.

23. Selected Quarterly Financial Data (Unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2012 and 2011. These quarterly results were prepared in accordance with GAAP and reflect all adjustments that are in the opinion of management, necessary for a fair statement of the results.

The quarterly financial data reflect the revisions attributed to the retrospective application of investment company accounting for HCC, as discussed in Note 2 - Summary of Significant Accounting Policies. The revisions resulted in increases to total net revenues after provision for loan losses of $193 thousand, $340 thousand, $371 thousand, and $179 thousand for the quarters ended December 31, 2011, March 31, 2012, June 30, 2012, and September 30, 2012, respectively. The revisions resulted in increases to net income (loss) attributable to JMP Group, Inc. of $56 thousand, $86 thousand, $80 thousand, and $49 thousand for the quarters ended December 31, 2011, March 31, 2012, June 30, 2012, and September 30, 2012, respectively.

	JMP Group Inc. Selected Consolidated Financial Data Three Months Ended
(In thousands, except per share data)	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012

Total net revenues after provision for loan losses	$23,926	$18,310	$26,988	$31,698

Non-interest expenses:
Compensation and benefits	10,582	17,358	16,704	21,771
Other expenses	7,035	6,278	5,984	5,676
Total non-interest expenses	17,617	23,636	22,688	27,447

Income (loss) before income tax expense	6,309	(5,326)	4,300	4,251
Income tax expense (benefit)	3,004	(884)	(920)	381
Net income (loss)	3,305	(4,442)	5,220	3,870
Less: Net (loss) income attributable to the non-controlling interest	(2,184)	(2,817)	6,765	3,432
Net income (loss) attributable to JMP Group Inc.	5,489	(1,625)	(1,545)	438

Net income attributable to JMP Group Inc. per common share:
Basic	$0.24	$(0.07)	$(0.07)	$0.02
Diluted	$0.24	$(0.07)	$(0.07)	$0.02
	JMP Group Inc.Selected Consolidated Financial Data Three Months Ended
(In thousands, except per share data)	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011

Total net revenues after provision for loan losses	$19,816	$17,375	$31,461	$42,902

Non-interest expenses:
Compensation and benefits	22,799	15,970	22,017	28,231
Other expenses	6,573	7,518	6,597	6,094
Total non-interest expenses	29,372	23,488	28,614	34,325

Income (loss) before income tax expense	(9,556)	(6,113)	2,847	8,577
Income tax expense (benefit)	(3,986)	(1,410)	1,281	2,483
Net income (loss)	(5,570)	(4,703)	1,566	6,094
Less: Net (loss) income attributable to the non-controlling interest	318	(3,080)	49	2,556
Net income (loss) attributable to JMP Group Inc.	(5,888)	(1,623)	1,517	3,538

Net income attributable to JMP Group Inc. per common share:
Basic	$(0.27)	$(0.07)	$0.07	$0.16
Diluted	$(0.26)	$(0.07)	$0.07	$0.15

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

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management report on internal control over financial reporting is contained in Part II, Item 8 of this annual report on Form 10-K and is incorporated herein by reference.

 Item 9B.      Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the sections of our Proxy Statement for the 2013 Annual Meeting of Stockholders, captioned “Board of Directors,” “Compensation of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which is incorporated herein by reference.

 Item 11.       Executive Compensation

Information with respect to this item will be contained in the sections of our Proxy Statement for the 2013 Annual Meeting of Stockholders, captioned “Executive Compensation” which is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item will be contained in the sections of our Proxy Statement for the 2013 Annual Meeting of Stockholders, captioned “Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” which is incorporated herein by reference.

 Item 13.       Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item will be contained in the sections of our Proxy Statement for the 2013 Annual Meeting of Stockholders, captioned “Related Party Transactions” and “Director Independence” which is incorporated herein by reference.

Item 14.      Principal Accountant Fees and Services

Information with respect to this item will be contained in the sections of our Proxy Statement for the 2013 Annual Meeting of Stockholders, captioned “Fees Paid to Independent Registered Public Accounting Firm” which is incorporated herein by reference.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Form 10-K:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Form 10-K are listed below. The required financial statements appear on pages 65 through 71 herein.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements.

3.	Exhibits

See the Exhibit Index beginning on page 108 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 8, 2013
JMP Group Inc. Registrant

By:	/ S / JOSEPH A. JOLSON
Joseph A. Jolson
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 8, 2013

Signature	Title

/ S / JOSEPH A. JOLSON	Director, Chairman and Chief Executive Officer
Joseph A. Jolson	(principal executive officer)

/ S / RAYMOND S. JACKSON	Chief Financial Officer
Raymond S. Jackson	(principal financial and accounting officer)

/ S / CRAIG R. JOHNSON	Director
Craig R. Johnson

/ S / DAVID M. DIPIETRO	Director
David M. DiPietro

/ S / KENNETH M. KARMIN	Director
Kenneth M. Karmin

/ S / MARK L. LEHMANN	Director
Mark L. Lehmann

/ S / H. MARK LUNENBURG	Director
H. Mark Lunenburg

/ S / JONATHAN M. ORSZAG	Director
Jonathan M. Orszag

/ S / CARTER D. MACK	Director
Carter D. Mack

/ S / GLENN H. TONGUE	Director
Glenn H. Tongue

EXHIBIT INDEX

Exhibit Number	Description
2.1	Reorganization and Exchange Agreement (incorporated by reference to Exhibit 2.1 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

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

4.2
Indenture dated as of January 24, 2013, between JMP Group Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed on January 25, 2013).

4.3
First Supplemental Indenture dated as of January 25, 2013, between JMP Group Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's current report on Form 8-K filed on January 25, 2013).

4.4	Form of 8.00% Senior Nate due 2023 (included as Exhibit A to Exhibit 4.3 above).

10.1	Amendment Number Three to Credit Agreement, dated As of December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on January 7, 2009).

10.1.1	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1.1 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.2	Form of Partners’ Exchange Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.3	Credit Agreement Dated August 3, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on March 27, 2007).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on March 27, 2007).

10.8	Lease Agreement, Dated December 18, 2003 (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.8.1	First Amendment Letter to Lease Dated May 10, 2004 (incorporated by reference to Exhibit 10.8.1 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on April 19, 2007).

10.9	Sublease, Dated December 18, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.9.1	Consent to Sublease, Dated December 18, 2003 (incorporated by reference to Exhibit 10.9.1 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.9.2
Letter Amendment to Consent to Sublease, Dated May 10, 2004 (incorporated by reference to Exhibit 10.9.2 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.10	JMP Group Inc. 2007 Senior Executive Bonus Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on April 19, 2007).

10.11	JMP Group LLC 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.12	Form of Stock Pledge Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed on May 8, 2007).

10.13	JMP Group 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's registration statement on Form S-1/A (No. 333-140689) filed on April 19, 2007).

Exhibit Number	Description
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

10.16	Amendment Number One to Credit Agreement (CNB) (incorporated by reference to Exhibit 10.16 to the Registrant's annual report on Form 10-K filed on March 9, 2010).

10.17	Summary of Compensation Arrangements with Executive Officers, Dated March 3, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed on May 8, 2009).

10.18	Summary of Performance Goals under the 2007 Senior Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed on August 10, 2007).

10.19	Form of Tax Identification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed May 8, 2007).

10.20	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.13.6 to the Registrant’s quarterly report on Form 10-Q filed on May 6, 2010).

10.20.1	Amendment Number Four to Credit Agreement, Dated January 28, 2010 (incorporated by reference to Exhibit 10.17 to the Registrant’s quarterly report on Form 10-Q filed on May 6, 2010).

10.20.2	Amendment Number Five to Credit Agreement, dated as of April 8, 2011 (incorporated by reference to Exhibit 10.20.2 to the Registrant's quarterly report on Form 10-Q filed on August 4, 2011).

10.20.3	Amendment Number Six to Credit Agreement, dated as of August 24, 2011 (incorporated by reference to the Registrant's current report on Form 8-K filed on August 25, 2011).

10.20.4	Amended and Restated Credit Agreement, dated October 11, 2012 (incorporated by reference to Exhibit 10.20.4 to the Registrant's quarterly report on Form 10-Q filed on November 1, 2012).

10.20.5
Amendment Number Two to Revolving Note and Cash Subordination Agreement & Revolving Note, dated October 11, 2012 (incorporated by reference to Exhibit 10.20.5 to the Registrant's quarterly report on Form 10-Q filed on November 1, 2012).

10.21	Amended Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.21 to the Registrant's quarterly report on Form 10-Q filed on August 2, 2012).

21*	List of subsidiaries of JMP Group Inc.

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes.

*	Filed herewith