Form 10-Q
period 2013-03-31
JMP Group Inc.
filed 2013-05-06
CIK 1383803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013 OR

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2013 was 22,536,109.

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

PART I. FINANCIAL INFORMATION

ITEM 1.      Financial Statements

 JMP Group Inc.
Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except per share data)

	March 31, 2013	December 31, 2012

Assets
Cash and cash equivalents	$41,451	$67,075
Restricted cash and deposits (includes cash on deposit with clearing broker of $150 at both March 31, 2013 and December 31, 2012)	69,125	69,813
Receivable from clearing broker	1,270	1,117
Investment banking fees receivable, net of allowance for doubtful accounts of zero at March 31, 2013 and December 31, 2012	9,660	5,148
Marketable securities owned, at fair value	17,829	14,347
Incentive fee receivable	4,059	2,945
Other investments (of which $119,559 and $80,945 are recorded at fair value at March 31, 2013 and December 31, 2012, respectively)	119,858	81,161
Loans held for sale	2,528	3,134
Small business loans	40,375	38,934
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	404,319	401,003
Interest receivable	1,387	1,229
Fixed assets, net	2,542	2,663
Deferred tax assets	12,200	13,087
Other assets	23,350	8,206
Total assets	$749,953	$709,862

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$12,289	$11,567
Accrued compensation	9,234	20,256
Asset-backed securities issued	424,699	415,456
Interest payable	1,216	588
Note payable	6,552	10,486
Line of credit	22,227	28,227
Bond payable	46,000	-
Deferred tax liability	5,289	9,775
Other liabilities	30,494	26,203
Total liabilities	558,000	522,558

Redeemable Non-controlling Interest	161	161
Commitments and Contingencies
JMP Group Inc. Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,780,052 shares issued at both March 31, 2013 and December 31, 2012; 22,609,370 and 22,591,649 shares outstanding at March 31, 2013 and December 31, 2012	23	23
Additional paid-in capital	129,118	128,318
Treasury stock, at cost, 170,682 and 188,403 shares at March 31, 2013 and December 31, 2012, respectively	(926)	(1,007)
Accumulated other comprehensive loss	(41)	(55)
Accumulated deficit	(2,936)	(408)
Total JMP Group Inc. stockholders' equity	125,238	126,871
Nonredeemable Non-controlling Interest	66,554	60,272
Total equity	191,792	187,143
Total liabilities and equity	$749,953	$709,862

See accompanying notes to consolidated financial statements.

JMP Group Inc.
Consolidated Statements of Financial Condition - (Continued)
(Unaudited)
(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities ("VIE") included in total assets and total liabilities above:

	March 31, 2013	December 31, 2012

Restricted cash	$55,329	$56,968
Loans held for sale	2,528	3,134
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	404,319	401,003
Interest receivable	1,021	1,062
Deferred tax assets	3,444	3,387
Other assets	19	32
Total assets of consolidated VIE	$466,660	$465,586

Asset-backed securities issued	424,699	415,456
Interest payable	508	542
Deferred tax liability	5,021	8,437
Other liabilities	3,823	3,573
Total liabilities of consolidated VIE	$434,051	$428,008

The asset-backed securities issued (“ABS”) by the VIE are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, only the assets of the VIE can be used to settle the obligations of the VIE.

See accompanying notes to consolidated financial statements.

 JMP Group Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012

Revenues
Investment banking	$12,107	$16,659
Brokerage	5,194	5,492
Asset management fees	6,751	3,474
Principal transactions	1,917	6,484
Gain on sale and payoff of loans and mark-to-market of loans	1,089	1,047
Net dividend expense	(8)	(14)
Other income	288	736
Non-interest revenues	27,338	33,878

Interest income	8,158	7,458
Interest expense	(11,299)	(9,608)
Net interest expense	(3,141)	(2,150)

Provision for loan losses	(949)	(93)

Total net revenues after provision for loan losses	23,248	31,635

Non-interest expenses
Compensation and benefits	19,605	21,771
Administration	1,331	1,250
Brokerage, clearing and exchange fees	887	896
Travel and business development	958	702
Communications and technology	853	908
Occupancy	804	817
Professional fees	1,024	639
Depreciation	226	198
Other	83	265
Total non-interest expenses	25,771	27,446
(Loss) income before income tax expense	(2,523)	4,189
Income tax (benefit) expense	(812)	381
Net (loss) income	(1,711)	3,808
Less: Net income attributable to nonredeemable non-controlling interest	8	3,432
Net (loss) income attributable to JMP Group Inc.	$(1,719)	$376

Net (loss) income attributable to JMP Group Inc. per common share:
Basic	$(0.08)	$0.02
Diluted	$(0.08)	$0.02

Dividends declared per common share	$0.035	$0.030

Weighted average common shares outstanding:
Basic	22,607	22,180
Diluted	22,607	23,273

See accompanying notes to consolidated financial statements.

  JMP Group Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012

Net (loss) income	$(1,711)	$3,808
Other comprehensive income (loss)
Unrealized gain on cash flow hedge, net of tax	14	8
Comprehensive (loss) income	(1,697)	3,816
Less: Comprehensive income attributable to non-controlling interest	8	3,432
Comprehensive (loss) income attributable to JMP Group Inc.	$(1,705)	$384

JMP Group Inc.
Consolidated Statement of Changes in Equity
(Unaudited)
(In thousands)

	JMP Group Inc. Stockholders' Equity
	Common Stock		Treasury	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Nonredeemable Non-controlling
	Shares	Amount	Stock	Capital	Deficit	Loss	Interest	Total Equity
Balance, December 31, 2012	22,780	$23	$(1,007)	$128,318	$(408)	$(55)	$60,272	$187,143
Net loss	-	-	-	-	(1,719)	-	8	(1,711)
Additonal paid-in capital - stock-based compensation	-	-	-	726	-	-	-	726
Dividends and dividend equivalents declared on common stock and restricted stock units	-	-	-	-	(809)	-	-	(809)
Purchases of shares of common stock for treasury	-	-	(82)	-	-	-	-	(82)
Reissuance of shares of common stock from treasury	-	-	163	74	-	-	-	237
Distributions to non-controlling interest holders	-	-	-	-	-	-	(1,780)	(1,780)
Unrealized gain on cash flow hedge, net of tax	-	-	-	-	-	14	-	14
Capital contributions from non-controlling interest holders (1)	-	-	-	-	-	-	8,054	8,054
Balance, March 31, 2013	22,780	$23	$(926)	$129,118	$(2,936)	$(41)	$66,554	$191,792

     (1) Excludes $160.7 thousand attributable to redeemable non-controlling interest.

See accompanying notes to consolidated financial statements.

JMP Group Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(1,711)	$3,808
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	949	93
Accretion of deferred loan fees	(701)	(386)
Amortization of liquidity discount, net	8,740	7,176
Amortization of debt issuance costs	31	-
Interest paid in kind	(351)	(64)
Gain on sale and payoff of loans	(999)	(990)
Change in other investments:
Fair value	(1,093)	(5,025)
Incentive fees reinvested in general partnership interests	(3,312)	(414)
Change in fair value of small business loans	(90)	(57)
Realized gain on other investments	(167)	(180)
Depreciation and amortization of fixed assets	226	198
Stock-based compensation expense	964	180
Deferred income taxes	(3,599)	381
Net change in operating assets and liabilities:
Increase in interest receivable	(158)	(1)
Increase in receivables	(4,813)	(5,600)
(Increase) decrease in marketable securities	(3,482)	202
Increase in restricted cash (excluding restricted cash reserved for lending activities), deposits and other assets	(14,248)	(4,091)
Increase in marketable securities sold, but not yet purchased	722	8,967
Increase (decrease) in interest payable	628	(10)
Decrease in accrued compensation and other liabilities	(6,733)	(24,335)
Net cash used in operating activities	(29,197)	(20,148)

Cash flows from investing activities:
Purchases of fixed assets	(105)	(74)
Purchases of other investments	(41,952)	(11,487)
Sales of other investments	7,612	4,219
Funding of loans collateralizing asset-backed securities issued	(46,161)	(45,786)
Funding of small business loans	(1,000)	(6,335)
Sale and payoff of loans collateralizing asset-backed securities issued	38,293	39,027
Principal receipts on loans collateralizing asset-backed securities issued	6,413	8,484
Net change in restricted cash reserved for lending activities	1,455	(1,744)
Net cash used in investing activities	(35,445)	(13,696)

See accompanying notes to consolidated financial statements.

JMP Group Inc.
Consolidated Statements of Cash Flows - (Continued)
(Unaudited)
(In thousands)

Cash flows from financing activities:
Proceeds from bond issuance	46,000	-
Payments of debt issuance costs	(1,694)	-
Repayments of borrowing on line of credit	(6,000)	7,737
Repayment of note payable	(3,934)	(2,184)
Dividends and dividend equivalents declared on common stock and restricted stock units	(809)	(684)
Purchases of shares of common stock for treasury	(82)	(4,227)
Capital contributions of redeemable non-controlling interest holders	-	36
Capital contributions of nonredeemable non-controlling interest holders	7,317	12,146
Distributions to non-controlling interest shareholders	(1,780)	(2,648)
Net cash provided by financing activities	39,018	10,176
Net decrease in cash and cash equivalents	(25,624)	(23,668)
Cash and cash equivalents, beginning of period	67,075	70,363
Cash and cash equivalents, end of period	$41,451	$46,695

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,436	$1,561
Cash paid during the period for taxes	$2,848	$671

Non-cash investing and financing activities:
Issuance of shares of common stock from treasury related to vesting of restricted stock units and exercises of stock options	$163	$7,238

See accompanying notes to consolidated financial statements.

 JMP GROUP INC.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

1. Organization and Description of Business

JMP Group Inc., together with its subsidiaries (collectively, the “Company”), is an independent investment banking and asset management firm headquartered in San Francisco, California. The Company conducts its brokerage business through JMP Securities LLC (“JMP Securities”), its asset management business through Harvest Capital Strategies LLC (“HCS”), its corporate credit business through JMP Credit Corporation (“JMP Credit”), JMP Credit Advisors LLC (“JMPCA”), Harvest Capital Credit LLC ("HCC"), and certain principal investments through JMP Capital LLC (“JMP Capital”). The above entities are wholly-owned subsidiaries, with the exception of HCC, which is a partly-owned subsidiary. JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. Effective April 7, 2009, through JMP Credit, the Company completed the acquisition of 100% of the membership interests of Cratos Capital Partners, LLC (which changed its name to JMP Credit Advisors LLC on July 12, 2010) and its subsidiaries, including Cratos Capital Management, LLC (collectively, “Cratos”), a manager of collateralized loan obligations (“CLO”), together with certain securities of Cratos CLO I, Ltd. (“Cratos CLO”). For further details regarding the ownership of Cratos CLO, see Note 2 - Summary of Significant Accounting Policies in the Company's annual report for year ended December 31, 2012 (the "2012 10-K"). On December 26, 2012, HCC filed a registration statement on Form N-2 with the SEC in connection with a proposed initial public offering as a Business Development Company ("BDC") under the Investment Company Act of 1940.

2. Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements and related notes are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its 2012 10-K. These consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities, HCS, JMP Capital, JMP Credit, JMPCA, and the partly-owned subsidiaries Harvest Growth Capital LLC (“HGC”), Cratos CLO, HCC, and Harvest Growth Capital II LLC (“HGC II”) (effective October 1, 2012). All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interest on the Consolidated Statements of Financial Condition at March 31, 2013 and December 31, 2012 relate to the interest of third parties in the partly-owned subsidiaries.

See Note 2 - Summary of Significant Accounting Policies in the Company's 2012 10-K for the Company's significant accounting policies.

3. Recent Accounting Pronouncements

Accounting Standards Update ("ASU") 2011-11: Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities requires disclosures about financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement to enable financial statement users to understand the effect of those arrangements on the entity’s financial position. ASU 2013-01: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement. The adoption of ASU 2011-11 and ASC 2013-01 on January 1, 2013 did not have any impact on its financial statement disclosures.

ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, was issued to improve the reporting of reclassifications out of accumulated other comprehensive income of various components. The standard requires an entity to present either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.The adoption of ASU 2013-02 on January 1, 2013 did not have a material impact on its financial statement disclosures.

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at March 31, 2013 and December 31, 2012:

	At March 31, 2013
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2		Level 3		Total
Assets:
Cash and cash equivalents	$41,451	$41,451	$		$		$41,451
Restricted cash and deposits	69,125	69,125					69,125
Marketable securities owned	17,829	17,829		-		-	17,829
Other investments	119,858	633		59,375		59,551	119,559
Loans held for sale	2,528	-		2,617		-	2,617
Small business loans	40,375	-		3,552		36,823	40,375
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	404,319	-		411,688		4,836	416,524
Long term receivable	1,298	-		-		1,585	1,585
Total assets:	$696,783	$129,038		$477,232		$102,795	$709,065

Liabilities:
Marketable securities sold, but not yet purchased	$12,289	$12,289		$-		$-	$12,289
Asset-backed securities issued	424,699	-		412,681		-	412,681
Bond payable	46,000			46,000			46,000
Note payable	6,552	-		6,552		-	6,552
Line of credit	22,227	-		22,227		-	22,227
Total liabilities:	$511,767	$12,289		$487,460		$-	$499,749

	At December 31, 2012
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$67,075	$67,075	$-	$-	$67,075
Restricted cash and deposits	69,813	69,813			69,813
Marketable securities owned	14,347	14,347	-	-	14,347
Other investments	81,161	865	28,137	51,943	80,945
Loans held for sale	3,134	-	3,134	-	3,134
Small business loans	38,934	-	3,487	35,447	38,934
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	401,003	-	406,313	5,716	412,029
Long term receivable	1,342	-	-	1,647	1,647
Total assets:	$676,809	$152,100	$441,071	$94,753	$687,924

Liabilities:
Marketable securities sold, but not yet purchased	$11,567	$11,567	$-	$-	$11,567
Asset-backed securities issued	415,456	-	404,341	-	404,341
Note payable	10,486	-	10,486	-	10,486
Line of credit	28,227	-	28,227	-	28,227
Total liabilities:	$465,736	$11,567	$443,054	$-	$454,621

Recurring Fair Value Measurement
The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at March 31, 2013 and December 31, 2012:

(In thousands)	March 31, 2013
	Level 1	Level 2	Level 3	Total

Marketable securities owned	$17,829	$-	$-	$17,829
Small business loans	-	3,552	36,823	40,375
Other investments:
Investments in hedge funds managed by HCS	-	59,375	-	59,375
Investments in funds of funds managed by HCS	-	-	117	117
Total investment in funds managed by HCS	-	59,375	117	59,492
Limited partner investment in private equity fund	-	-	2,558	2,558
Warrants and other held at JMPS	-	-	296	296
Warrants and equity securities held at HCC	-	-	3,102	3,102
Equity securities in HGC, HGC II and JMP Capital	633	-	48,478	49,111
Forward purchase contract	-	-	5,000	5,000
Total other investments	633	59,375	59,551	119,559
Total assets:	$18,462	$62,927	$96,374	$177,763

Marketable securities sold, but not yet purchased	12,289	-	-	12,289

Total liabilities:	$12,289	$-	$-	$12,289

(In thousands)	December 31, 2012
	Level 1	Level 2	Level 3	Total

Marketable securities owned	$14,347	$-	$-	$14,347
Small business loans	-	3,487	35,447	38,934
Other investments:
Investments in hedge funds managed by HCS	-	27,907	-	27,907
Investments in funds of funds managed by HCS	-	-	109	109
Total investment in funds managed by HCS	-	27,907	109	28,016
Limited partner investment in private equity fund	-	-	2,332	2,332
Warrants and other held at JMPS	-	-	413	413
Warrants and equity securities held at HCC	-	-	2,577	2,577
Equity securities in HGC, HGC II and JMP Capital	865	230	41,075	42,170
Forward purchase contract	-	-	5,437	5,437
Total other investments	865	28,137	51,943	80,945
Total assets:	$15,212	$31,624	$87,390	$134,226

Marketable securities sold, but not yet purchased	11,567	-	-	11,567

Total liabilities:	$11,567	$-	$-	$11,567

The Company holds a limited partner investment in a private equity fund. This fund aims to achieve medium to long-term capital appreciation by investing in a diversified portfolio of technology companies that leverage the growth of Greater China.

The Company's Level 2 assets held in other investments consist of small business loans, investments in hedge funds managed by HCS, and equity securities in HGC, HGC II and JMP Capital. The fair value of the Level 2 small business loans are calculated using the average market bid and ask quotation obtained from a loan pricing service. The fair value of the investment in hedge funds is calculated using the net asset value. These assets are considered Level 2, as the underlying hedge funds are mainly invested in publicly traded stocks whose value is based on quoted market prices. The Level 2 equity securities in HGC, HGC II and JMP Capital reflect investments in public securities, where the Company is subject to a lockup period. The fair value of the Level 2 equity securities in HGC, HGC II and Capital is calculated by applying a discount rate to the quoted market price.

The tables below provide a reconciliation of the beginning and ending balances for the assets held at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012.

(In thousands)	Balance as of December 31, 2012	Purchases	Sales	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers out of Level 3	Balance as of March 31, 2013	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$109	-	-	8	-	$117	$8
Limited partner investment in private equity fund	2,332	-	-	226	-	2,558	226
Warrants and other held at JMPS	413	-	-	(117)	-	296	(117)
Warrants and other held at HCC	2,577	100	-	425	-	3,102	425
Small business loans	35,447	1,389	(43)	30	-	36,823	30
Equity securities in HGC, HGC II and JMP Capital	41,075	7,782	-	(379)	-	48,478	(379)
Forward purchase contract	5,437	-	-	(437)	-	5,000	(437)
Total Level 3 assets	$87,390	$9,271	$(43)	$(244)	$-	$96,374	$(244)

(1) No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

(In thousands)	Balance as of December 31, 2011	Purchases	Sales	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers in/(out) of Level 3	Balance as of March 31, 2012	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
General partner investment in funds of funds	$102	$-	$-	$3	$-	$105	$3
Limited partner investment in private equity fund	2,585	-	-	40	-	2,625	40
Warrants and other held at JMPS	617	-	-	188	-	805	188
Small business loans	3,902	4,450	(109)	(44)		8,199	(44)
Equity securities in HGC and JMP Capital	20,707	4,402	-	2,767	(913)	26,963	2,767
Forward purchase contract	-	5,000	-	-	-	5,000	-
Total Level 3 assets	$27,913	$13,852	$(109)	$2,954	$(913)	$43,697	$2,954

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

There were no transfers in/out of Level 1 during the three months ended March 31, 2013 and 2012. There were transfers into Level 2 from Level 3 of $0.9 million for the three months ended March 31, 2012, as a result of the observability of fair value associated with the equity securities in HGC and JMP Capital. There were no other transfers in or out of Level 2 or Level 3 during the three months ended March 31, 2013 and 2012.

The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to Level 3 assets still held at the end of the period are reported in Principal Transactions in the accompanying Consolidated Statements of Operations.

Included in other investments are investments in partnerships in which one of the Company’s subsidiaries is the investment manager and general partner. The Company accounts for these investments using the equity method as described in Note 2 - Summary of Significant Accounting Policies in the Company's 2012 annual report. The Company’s proportionate share of those investments is included in the tables above. In addition, other investments include warrants and investments in funds managed by third parties. The investments in private investment funds managed by third parties are generally not redeemable at the option of the Company. As of March 31, 2013, the Company had unfunded investment commitments of $0.1 million related to private investment funds managed by third parties.

The Company used the following valuation techniques with unobservable inputs when estimating the fair value of the Level 3 assets:

Dollars in thousands	Fair Value at March 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)

Investments in Funds of Funds managed by HCS (1)	$117	Net Asset Value	N/A		N/A
Limited Partner in Private Equity Fund (1)	$2,558	Net Asset Value	N/A		N/A
Warrants and other held at JMPS	$296	Black-Scholes Option Model	Annualized volatility of credit	16.5%	-	30.1%	(17.0%)
			Risk adjusted discount factor	0.0%	-	75.0%	(4.8%)
Warrants and equity held at HCC	$3,102	Market comparable companies	EBITDA multiples	1.2x	-	9.6x	(5.8x)
		Income	Weighted average cost of capital	8.0%	-	20.0%	(16.2%)
Small business loans	$36,823	Bond yield	Risk adjusted discount factor	8.5%	-	19.2%	(13.5%)
		Market comparable companies	EBITDA multiples	1.2x	-	9.6x	(5.8x)
		Income	Weighted average cost of capital	8.0%	-	20.0%	(16.2%)
			Expected principal recovery		100%
Equity securities in HGC, HGC II and JMP Capital	$48,478	Market comparable companies	Revenue multiples	2.0x	-	8.3x	(4.5x)
			EBITDA multiples	9.5x	-	26.0x	(17.9x)
			Discount for lack of marketability	30%	-	40%	(33%)
		Market transactions	Revenue multiples	3.2x	-	6.7x	(4.8x)
			EBITDA multiples	11.7x	-	19.5x	(15.9x)
			Control premium		25%
Forward purchase contract	$5,000	Market comparable companies	Revenue multiples	7.2x	-	8.8x	(7.8x)
			Billing multiples	6.4x	-	7.8x	(7.0x)
			Discount for lack of marketability		30%
		Market transactions	Revenue multiples		6.3x
			Control premium		25%

(1) The Company uses the reported net asset value per share as a practical expedient to estimate the fair value of the investments in funds of funds managed by HCS and limited partner investment in private equity funds.

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

(1) The Company uses the reported net asset value per share as a practical expedient to estimate the fair value of the investments in funds of funds managed by HCS and limited partner investment in private equity funds.

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

The significant unobservable inputs used in the fair value measurement of the equity securities in HGC, HGC II and JMP Capital and the forward purchase contract are Revenue, EBITDA and Billing multiples, discount for lack of marketability, and control premiums. Significant increases in the multiples in isolation would result in a significantly higher fair value measurement. Increases in the discounts and premium in isolation would result in decreases to the fair value measurement.

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. The following tables provide information related to the Company’s assets carried at fair value on a non-recurring basis at March 31, 2013 and 2012:

	Fair Value		Gains (Losses) Three Months Ended
(In thousands)	March 31, 2013	December 31, 2012	March 31, 2013	March 31, 2012
Assets:
Nonaccrual loans	$880	$5,716	$(870)	$-
Loans held for sale	2,617	3,134	88	(365)
Total assets:	$3,497	$8,850	$(782)	$(365)

The fair value for the loan held for sale was calculated using the average market bid and ask quotation obtained from a loan pricing service. Such loans are identified as Level 2 assets. The nonaccrual loan is a Level 3 asset. The fair value of the nonaccrual loan was calculated using the expected recovery of the loan. The significant unobservable input used in its fair value measurement was the loss severity rate of 75%. Increases in this rate would result in decreases in the fair value measurement.

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

HCC reports all investments, including debt investments, at market value or, in the absence of a readily available market value, at fair value, with unrealized gains and losses recorded in Gain on sale, payoff and mark-to-market on the Consolidated Statements of Operations. The Company recorded unrealized gains of $0.1 million relating to the fair value adjustment of small business loans in both the three months ended March 31, 2013 and 2012, respectively.

Investments at Cost
On February 11, 2010, the Company made a $1.5 million investment in Class D Preferred Units of Sanctuary. Sanctuary provides a turnkey platform that allows independent wealth advisors to establish an independent advisory business without the high startup costs and regulatory hurdles. The Class D Preferred Units entitle the Company to receive a preferred dividend with units that are convertible into equity of Sanctuary at the option of the Company prior to the maturity date, February 11, 2013. During the fourth quarter of 2010, the Company determined that its investment in Sanctuary was fully impaired and recorded an impairment loss of $1.5 million, which was included in Principal Transactions on the Consolidated Statements of Operations. On April 3, 2012, the Company purchased a $2.3 million receivable from Sanctuary for $1.4 million. The $1.4 million was composed of cash consideration of $0.5 million and $0.9 million applied to the redemption of 60 Class D Preferred Units owned by the Company. The Company recognized the $0.9 million as a gain in Principal Transactions, and the $2.3 million receivable in Other Assets. The carrying value of the Company’s investment in Sanctuary remained at zero at March 31, 2013. The carrying value of the long-term receivable was $1.3 million as of March 31, 2013. The Company determined the fair value of the long-term receivable to be $1.6 million as of March 31, 2013, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate. Significant increases in the market credit adjusted interest rate in isolation would result in decreases to the fair value measurement.

Derivative Financial Instruments
On May 29, 2010, the Company entered into an interest rate cap with City National Bank (the “Lender”) to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the Lender in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the line of credit and term loan to such rate. On July 1, 2010, the Company designated the interest rate cap as a cash flow hedge of the interest rate risk of a total of $27.1 million of outstanding borrowings with the Lender as of that date. The notional principal amount of the cap was $6.6 million at March 31, 2013. See Note 6 for information pertaining to the Company's borrowing from the Lender.

The interest rate cap is recorded at fair value in other investments on the Consolidated Statements of Financial Condition, with unrealized gains and losses recorded as other comprehensive income. For the three months ended March 31, 2013, the Company recorded $8 of other comprehensive loss representing unrealized loss on the interest rate cap, respectively. In addition, for the three months ended March 31, 2013, $13,674 was reclassified from accumulated other comprehensive income into interest expense as amortization of the interest cap.

The Company entered into a forward purchase contract to secure the acquisition of shares of a privately-held company. The contract incorporates downside protection for up to two years, for a cost basis of $5.0 million. In January 2012, the Company exchanged $5.0 million for physical custody of the shares. For one year beginning December 1, 2012, the Company may, at its discretion, become the beneficial and record holder of the shares. If the Company has not yet exercised its option at December 1, 2013, the shares will be assigned automatically to the Company. This contract is recorded in Other Investments in the Consolidated Statements of Financial Condition at fair value. The Company records changes in the fair value of this forward contract as unrealized gain or loss in Principal Transactions. For the three months ended March 31, 2013, the Company recorded $0.4 million unrealized loss. Once the shares are in the Company's name, the shares will be accounted for as equity securities, remaining in Other Investments in the Consolidated Statements of Financial Condition.

5. Loans Collateralizing Asset-backed Securities Issued and Loans Held for Sale

Loans collateralizing asset-backed securities issued and loans held for sale are commercial loans securitized and owned by Cratos CLO. The loans consist of those loans within the CLO securitization structure at the acquisition date of Cratos and loans purchased by the CLO subsequent to the Cratos acquisition date. The following table presents the components of loans collateralizing asset-backed securities issued and loans held for sale at March 31, 2013 and December 31, 2012:
(In thousands)	Loans Collateralizing Asset-backed Securities		Loans Held for Sale
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Loans	$417,199	$414,000	$3,686	$4,686
Allowance for loan losses	(4,076)	(3,127)	-	-
Liquidity discount	(2,505)	(3,052)	(1,006)	(1,279)
Deferred loan fees, net	(6,299)	(6,818)	(123)	(156)
Valuation allowance	N/A	N/A	(29)	(117)
Total loans, net	$404,319	$401,003	$2,528	$3,134

Loans recorded upon the acquisition of Cratos at fair value reflect a liquidity discount and a credit discount. In addition, most loans purchased subsequent to the acquisition were purchased at a discount to their principal value, reflecting deferred loan fees. The tables below summarize the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount, deferred loan fees and carrying values, net for the impaired loans and non-impaired loans as of and for the three months ended March 31, 2013:
	Three Months Ended March 31, 2013
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$3,517	$(1,022)	$(720)	$-	$(16)	$1,759
Repayments	(11)	-	-	-	-	(11)
Accretion of discount	-	-	-	-	2	2
Provision for loan losses	-	(870)	-	-	-	(870)
Balance at end of period	$3,506	$(1,892)	$(720)	$-	$(14)	$880

Non-impaired Loans
Balance at beginning of period	$410,483	$(2,105)	$(2,332)	$-	$(6,802)	$399,244
Purchases / funding	46,968	-	-	-	(807)	46,161
Repayments	(6,402)	-	-	-	-	(6,402)
Accretion of discount	-	-	504	-	699	1,203
Provision for loan losses	-	(79)	-	-	-	(79)
Sales and payoff	(37,356)	-	43	-	625	(36,688)
Balance at end of period	$413,693	$(2,184)	$(1,785)	$-	$(6,285)	$403,439

The tables below summarize the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount, deferred loan fees and carrying values, net for the impaired loans and non-impaired loans as of and for the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$10,538	$(2,277)	$(5,924)	$(1,335)	$(54)	$948
Purchases / funding	5	-	-	-	-	5
Repayments	(23)	-	-	-	-	(23)
Accretion of discount	-	-	17	-	-	17
Balance at end of period	$10,520	$(2,277)	$(5,907)	$(1,335)	$(54)	$947

Non-impaired Loans
Balance at beginning of period	$426,416	$(1,922)	$(8,535)	$-	$(6,137)	$409,822
Purchases / funding	47,496	-	-	-	(1,715)	45,781
Repayments	(8,461)	-	-	-	-	(8,461)
Accretion of discount	-	-	863	-	560	1,423
Provision for loan losses	-	(93)	-	-	-	(93)
Sales and payoff	(39,063)	-	963	-	421	(37,679)
Balance at end of period	$426,388	$(2,015)	$(6,709)	$-	$(6,871)	$410,793

Allowance for Loan Losses

The Company recorded reserves of $0.1 million during both quarters ended March 31, 2013 and 2012, on non-impaired loans.

A summary of the activity in the allowance for loan losses for loans collateralizing asset-backed securities for the three months ended March 31, 2013 and 2012 is as follows:

(In thousands)	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$(3,127)	$(4,199)
Provision for loan losses:
General reserve	(79)	(93)
Specific reserve	(870)	-
Balance at end of period	$(4,076)	$(4,292)

Impaired Loans

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of both March 31, 2013 and December 31, 2012, $2.8 million of recorded investment amount of loans collateralizing asset-backed securities issued were individually evaluated for impairment. The remaining $405.6 million and $401.3 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment, as of March 31, 2013 and December 31, 2012 respectively.

The tables below present certain information pertaining to the impaired loans at March 31, 2013 and December 31, 2012:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2013
Impaired loans with an allowance recorded	$2,772	$3,517	$1,893
Impaired loans with no related allowance recorded	-	-	-
	$2,772	$3,517	$1,893
December 31, 2012
Impaired loans with an allowance recorded	$2,781	$3,517	$1,022
Impaired loans with no related allowance recorded	-	-	-
	$2,781	$3,517	$1,022

(In thousands)	Three Months Ended March 31,
	2013	2012
Average recorded investment	$2,773	$3,223
Interest income recognized	$-	$37

Non-Accrual, Past Due Loans and Restructured Loans

As of March 31, 2013 and December 31, 2012, the Company classified all its loans as Cash Flow loans, as their funding decisions were all driven by the revenues of the borrower. At both March 31, 2013 and December 31, 2012, one loan with an aggregate principal amount of $3.5 million and recorded investment amount of $2.7 million was on non-accrual status. The Company recorded no interest income, other than the accretion of liquidity discounts, for the impaired loans with a weighted average loan balance of $2.8 million that were on non-accrual status during the three months ended March 31, 2013. The Company recognized $36.9 thousand in interest income, other than the accretion of a liquidity discount, for the impaired loan with a weighted average loan balance of $3.2 million that was on non-accrual status during the three months ended March 31, 2012.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. At December 31, 2012, one non-accrual loan in the amount of $2.7 million was over 90 days past due. No loans were past due at March 31, 2013.

At December 31, 2012, the Company's impaired loans included two Cash Flow loans, with an aggregate recorded investment balance of $2.0 million, whose terms were modified in a troubled debt restructuring ("TDR"). Concessions for these TDRs included a below market interest rate and a reduction in the loan principal balance. Subsequently, one loan was paid off, and the other loan was sold. At March 31, 2013, the Company held no loans whose terms were modified in a TDR.

Credit Quality of Loans
The Company, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody's rating, 2) current internal rating and 3) performance. The tables below present, by credit quality indicator, the Company's recorded investment in loans collateralizing asset-backed securities issued at March 31, 2013 and December 31, 2012.

(In thousands)	Loans Collateralizing Asset-Backed Securities Issued - Cash Flow		Held for Sale - Cash Flow (CF)
	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012

Moody's rating:
Baa1 - Baa3	$10,901	$5,883	$-	$-
Ba1 - Ba3	119,531	129,796	-	-
B1 - B3	273,335	263,390	-	-
Caa1 - Caa3	4,628	5,061	-	3,134
Ca	-	-	2,528	-
Total:	$408,395	$404,130	$2,528	$3,134

Internal rating:
2	$398,860	$392,208	$-	$-
3	1,874	11,922	-	-
4 (1)	4,889	-	2,528	3,134
5 (1)	2,772	-	-	-
Total:	$408,395	$404,130	$2,528	$3,134

Performance:
Performing	$405,623	$401,349	$2,528	$3,134
Non-performing	2,772	2,781	-	-
Total:	$408,395	$404,130	$2,528	$3,134

(1)        Loans with an internal rating of 4 or below are reviewed individually to identify loans to be designated for non-accrual status.

The Company determined the fair value of loans collateralizing asset-backed securities to be $416.5 million and $412.0 million as of March 31, 2013 and December 31, 2012, respectively; primarily using the average market bid and ask quotation obtained from a loan pricing service. Such loans are identified as Level 2 assets. When average market bid and ask quotations were not available, the loans are identified as Level 3 assets. The fair value of these Level 3 loans are calculated internally based on their performance. This analysis incorporates comparable loans traded in the marketplace, the obligor's industry, future business prospects, capital structure, and expected credit losses. Significant declines in the performance of the loan would result in decreases to the fair value measurement.

The fair value of the loan held for sale was determined to be $2.6 million and $3.1 million as of March 31, 2013 and December 31, 2012, using similar methodology. Based on the fair value methodology, the Company has identified the loan held for sale as a Level 2 asset.

6. Debt

Bond Payable

In January 2013, the Company completed an underwritten public offering of $46.0 million aggregate principal amount of 8.00% senior notes ("Senior Notes"). The Senior Notes will mature January 15, 2023, and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after January 15, 2016, on not less than 30 nor more than 60 days' prior notice mailed to the holders of the Senior Notes. The Senior Notes will be redeemable at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The Senior Notes bear interest at a rate of 8.00% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year, beginning on April 15, 2013.

The Senior Notes were issued pursuant to an indenture with U.S. Bank National Association, as trustee. The indenture contains a minimum liquidity covenant that obligates the Company to maintain liquidity of at least an amount equal to the lesser of (i) the aggregate amount due on the next eight scheduled quarterly interest payments on the Senior Notes, or (ii) the aggregate amount due on all remaining scheduled quarterly interest payments on the Senior Notes until the maturity of the Senior Notes. The indenture also contains customary event of default and cure provisions. If an uncured default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the Senior Notes may declare the Senior Notes immediately due and payable.

The Company incurred $1.7 million of debt issuance costs, which were capitalized and included in Other Assets. These issuance costs are amortized over the life of the bond. As of March 31, 2013, the Company held $1.7 million of unamortized debt issuance costs.

Note Payable

Note payable consists of term loans and revolving lines of credit related to the Company’s Credit Agreement with City National Bank (the “Lender”), as defined below.

On October 11, 2012, JMP Group LLC, a wholly-owned subsidiary of the Company, entered into the Amended and Restated Credit Agreement ("Amended and Restated Credit Agreement"), which amends certain provisions of the Credit Agreement, dated as of August 3, 2006, by and between JMP Group LLC and the Lender, as amended by Amendment Number One to Credit Agreement, dated as of December 17, 2007, Amendment Number Two to Credit Agreement, dated as of March 27, 2008, Amendment Number Three to Credit Agreement (the "Third Amendment"), dated as of December 31, 2008, Amendment Number Four to Credit Agreement and Waiver, dated as of January 28, 2010, Amendment Number Five to Credit Agreement (the "Fifth Amendment"), dated as of April 8, 2011, and Amendment Number Six to Credit Agreement (the "Sixth Amendment"), dated as of August 24, 2011 (collectively, the "Credit Agreement").

The Sixth Amendment provided a line of credit of up to $30.0 million to the extent the aggregate outstanding balance of all facilities do not exceed $55.0 million. The Amended and Restated Credit Agreement increased the allowable aggregate outstanding balance of all facilities from $55.0 million to $58.0 million. The unused portion of the line bears interest at the rate of 0.25% per annum, paid quarterly. The line of credit will remain available through August 24, 2013. On such date, any outstanding amounts convert to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity on August 24, 2017. The Sixth Amendment also permits additional investments. The Company anticipates that the proceeds will be used to fund certain commitments to HCC, to repurchase Company stock and other permitted investments, and for other general working capital purposes. The Company's outstanding balance on this line of credit was $22.2 million and $28.2 million as of March 31, 2013 and December 31, 2012, respectively.

Under the Fifth Amendment, JMP Securities entered into a $20.0 million revolving line of credit with the Lender to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. Draws on the revolving line of credit bear interest at the rate of prime and were available through April 8, 2012 on which date, if there were an existing outstanding amount, it would convert to a loan maturing on April 8, 2013. On May 24, 2012, the line of credit conversion date was extended from April 8, 2012 to May 24, 2014. The Amended and Restated Credit Agreement reduced the revolving subordinated line of credit from $20.0 million to $10.0 million. There was no borrowing on this line of credit as of March 31, 2013 or December 31, 2012.

Pursuant to the Amended and Restated Credit Agreement, CNB also agreed to extend a $15.0 million term loan on or prior to March 31, 2013. This term loan would be repaid in quarterly installments of $1.2 million beginning March 31, 2014 and continuing through September 30, 2016, with a final payment of approximately $1.3 million on December 31, 2016.

The Third Amendment converted the Company’s outstanding revolving loans of $8.7 million into a single term loan as of December 31, 2008. The term loan is being repaid in equal quarterly payments of $0.4 million, which commenced on March 31, 2009 and continues through December 31, 2013 and bears interest at LIBOR plus 2.25%. The outstanding balance on this term loan was $1.3 million as of March 31, 2013.

The Third Amendment also provided that of the original $30.0 million revolving line of credit, $21.0 million remained available under the revolving portion of the Credit Agreement and the annual interest rate provisions of the Credit Agreement were increased from the prime rate minus 1.25% to the prime rate and from LIBOR plus 1.25% to LIBOR plus 2.25%. The Lender agreed to continue to provide revolving loans of up to $21.0 million through December 31, 2010, on which date the then existing revolving loans converted into term loans. On December 31, 2010, pursuant to the provisions of the Third Amendment, the outstanding revolving loan of $21.0 million was converted into a single term loan that will fully mature on January 1, 2014. As of December 31, 2010, the revolving line of credit was no longer available for future use. This term loan is being repaid in equal quarterly payments of $1.8 million, which commenced on April 1, 2011 and continue through December 31, 2013. The outstanding balance on this term loan was $5.3 million as of March 31, 2013.

The term loans had an aggregate outstanding principal amount of $6.6 million and $10.5 million at March 31, 2013 and December 31, 2012, respectively. The following table shows the repayment schedules for the principal portion of the term loans at March 31, 2013:

(In thousands)
Year Ending December 31,	Contractual Payments Due
2013	$6,552
$6,552

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit the bank to terminate our note and require the immediate repayment of any outstanding principal and interest. The Third Amendment modified the financial covenants in the Credit Agreement to remove both the minimum requirement of Net Income (as defined in the Credit Agreement) and the minimum requirement of EBITDA (as defined in the Credit Agreement). The Third Amendment also removed the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) and added a new financial covenant regarding the Company’s liquidity. The Sixth Amendment added back the Fixed Charge Coverage Ratio requirement and introduced certain leverage ratio requirements. At March 31, 2013, the Company was in compliance with the loan covenants. The term loans are collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

On May 29, 2010 the Company entered into an interest rate cap with the Lender to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the counterparty in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the term loan to such rate. The cap had an initial notional principal amount of $27.1 million, indexed to LIBOR and amortizes in accordance with the amortization of the revolving line of credit and term loan. The notional principal amount of the cap was $6.6 million at March 31, 2013. See Note 4 for additional information on the interest rate cap.

7. Asset-backed Securities Issued

On May 17, 2007, Cratos CLO completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization and obtained $455.0 million of third-party financing. The Notes will be repaid from the cash flows generated by the loan portfolio owned by the CLO. The Notes were issued in six separate classes as set forth in the table below. The Company owns approximately 94.0% of the unsecured subordinated notes and $13.8 million of Class C, D and E notes ($2.0 million of Class C, $4.1 million of Class D and $7.7 million of Class E notes). These unsecured subordinated notes and the Class C, D and E notes owned by the Company are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at March 31, 2013 and December 31, 2012.

(In millions)	As of March 31, 2013
	Notes Originally Issued	Outstanding Principal Balance	Liquidity Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR			Ratings (Moody's /S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$315.8	$(2.3)	$313.5	0.26%	-	0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	(0.6)	29.4		0.50%		Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	(1.3)	33.7		1.10%		Aaa/AA+
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	(1.3)	32.7		2.40%		A1/A-
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	(1.3)	28.7		5.00%		Ba1/BB
Total secured notes sold to investors	$455.0	$444.8	$(6.8)	$438.0
Unsecured subordinated notes due 2021	45.0	45.0	(39.9)	5.1
Total notes for the CLO I offering	$500.0	$489.8	$(46.7)	$443.1
Consolidation elimination	N/A	(58.8)	40.4	(18.4)
Total asset-backed securities issued	N/A	$431.0	$(6.3)	$424.7

(1)	These ratings are unaudited and were the current ratings as of March 31, 2013 and are subject to change from time to time.

(In millions)	As of December 31, 2012
	Notes Originally Issued	Outstanding Principal Balance	Liquidity Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's /S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$315.8	$(5.5)	$310.3	0.26% - 0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	(1.4)	28.6	0.50%	Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	(3.3)	31.7	1.10%	Aa3/AA+
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	(3.3)	30.7	2.40%	A3/A-
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	(3.2)	26.8	5.00%	Ba2/BB
Total secured notes sold to investors	$455.0	$444.8	$(16.7)	$428.1
Unsecured subordinated notes due 2021	45.0	45.0	(39.9)	5.1
Total notes for the CLO I offering	$500.0	$489.8	$(56.6)	$433.2
Consolidation elimination	N/A	(58.8)	41.1	(17.7)
Total asset-backed securities issued	N/A	$431.0	$(15.5)	$415.5

(1)       These ratings are unaudited and were the current ratings as of December 31, 2012 and are subject to change from time to time.

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari-passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and will not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. As of March 31, 2013 and December 31, 2012, all interest on the secured notes was current. The CLO is also required to pay a commitment fee of 0.18% on the unused portion of the funding commitments of the Class A-1 notes. As of March 31, 2013 and December 31, 2012, all of the Class A-1 notes were drawn. The secured notes are secured by the CLO loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests. Total interest expenses related to the asset-backed securities issued for the three months ended March 31, 2013 and 2012 were $10.3 million and $9.4 million, respectively, which comprised cash coupon of $1.1 million and $1.3 million and a liquidity discount amortization of $9.2 million and $8.1 million, respectively. As of both March 31, 2013 and December 31, 2012, accrued interest payable on the Notes was $0.5 million.

The Notes recorded upon the acquisition of Cratos in April 2009 at fair value reflect a liquidity discount. The activity in the note principal and liquidity discount for the three months ended March 31, 2013 comprised the following:

(In thousands)	Three Months Ended March 31, 2013
	Principal	Liquidity Discount	Net

Balance at beginning of period	$431,003	$(15,548)	$415,455
Amortization of discount	-	9,244	9,244
Balance at end of period	$431,003	$(6,304)	$424,699

The activity in the note principal and liquidity discount for the three months ended March 31, 2012 comprised the following:

(In thousands)	Three Months Ended March 31, 2012
	Principal	Liquidity Discount	Net

Balance at beginning of period	$431,003	$(49,447)	$381,556
Amortization of discount	-	8,056	8,056
Balance at end of period	$431,003	$(41,391)	$389,612

The Company determined the fair value of asset-backed securities issued to be $412.7 million and $404.3 million as of March 31, 2013 and December 31, 2012, respectively, based upon pricing from published market research for equivalent-rated CLO notes. Based on the fair value methodology, the Company has identified the asset-backed securities issued as Level 2 liabilities.

 8. Stockholders’ Equity

Stock Repurchase Program
The Company’s board of directors authorized the repurchase of 1.0 million shares during the eighteen months subsequent to November 1, 2011, and the repurchase of an additional 0.5 million shares during the fourteen months subsequent to October 30, 2012. On March 5, 2013, the Company's board of directors authorized the repurchase of an additional 1.3 million shares, and extended the authorization of all outstanding shares through December 31, 2014.

During the three months ended March 31, 2013 and 2012, the Company repurchased 12,790 and 597,143 shares, respectively, of the Company’s common stock at an average price of $6.41 per share and $7.08 per share, respectively, for an aggregate purchase price of $0.1 million and $4.2 million, respectively. The Company repurchased 3,284 shares during the three months ended March 31, 2013 that were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company. 581,228 shares repurchased during the three months ended March 31, 2012 were deemed to have been repurchased in connection with employee stock plans, whereby the Company's shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company. The remaining shares were repurchased in the open market.

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

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
	Shares Subject to Option	Weighted Average Exercise Price

Balance, beginning of year	1,608,890	11.12
Granted	1,600,000	6.24
Cancelled	(64,800)	11.93
Balance, end of period	3,144,090	$8.62

Options exercisable at end of period	1,544,090	$11.09

The following table summarizes the stock options outstanding as well as stock options vested and exercisable as of March 31, 2013:
			As of March 31, 2013
			Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$6.24	-	$12.50	3,144,090	5.93	$8.62	1,072,000	1,544,090	1.84	$11.09	-

The Company recognizes stock-based compensation expense for stock options over the graded vesting period of the options using the accelerated attribution method. The Company recognized compensation expense related to stock options of zero for the three months ended March 31, 2013 and 2012.

As of March 31, 2013, there was $3.3 million unrecognized compensation expense related to stock options.

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

The following table summarizes the RSU activity for the three months ended March 31, 2013:

	Three Months EndedMarch 31, 2013
	Restricted StockUnits	Weighted Average Grant Date Fair Value

Balance, beginning of year	1,020,382	7.27
Granted (1)	944,827	6.19
Vested	(30,511)	7.78
Forfeited	(20,312)	8.26
Balance, end of period	1,914,386	$6.72

(1)
Includes approximately 560,000 and 270,000 RSUs granted to certain employees for long term incentive purposes and as hiring bonuses, respectively. These units have employee service-based vesting conditions and will vest when such conditions are met.

The aggregate fair value of RSUs vested during the three months ended March 31, 2013 was $0.2 million. For the three months ended March 31, 2013, the income tax benefits realized from the vested RSUs was zero.

The Company recognizes compensation expense over a graded vesting period using the accelerated attribution method. For the three months ended March 31, 2013 and 2012, the Company recorded compensation expenses of $0.8 million and $0.2 million for RSUs granted after the IPO. For the three months ended March 31, 2013 and 2012, the Company recorded no compensation expense related to RSUs awarded in connection with the IPO.

For both the three months ended March 31, 2013 and 2012, the Company recognized income tax benefits of $1.0 million and $0.3 million, respectively, related to the compensation expense recognized for RSUs. As of March 31, 2013, there was $9.6 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 2.16 years.

The Company pays cash dividend equivalents on outstanding RSUs. Dividend equivalents paid on RSUs are generally charged to retained earnings. Dividend equivalents paid on RSUs expected to be forfeited are included in compensation expense. The Company accounts for the tax benefit related to dividend equivalents paid on RSUs as an increase on additional paid-in capital.

10. Net (Loss) Income per Share of Common Stock
Basic net income (loss) per share for the Company is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share is calculated by adjusting the weighted average number of outstanding shares to reflect the potential dilutive impact as if all potentially dilutive stock options or RSUs were exercised or converted under the treasury stock method. However, for periods that the Company has a net loss the effect of outstanding stock options or RSUs is anti-dilutive and, accordingly, is excluded from the calculation of diluted loss per share.

The computations of basic and diluted net income per share for the three months ended March 31, 2013 and 2012 are shown in the tables below:
(In thousands, except per share data)	Three Months Ended March 31,
	2013	2012

Numerator:
Net (loss) income	$(1,719)	$376

Denominator:
Basic weighted average shares outstanding	22,607	22,180

Effect of potential dilutive securities:
Restricted stock units	-	1,093
Diluted weighted average shares outstanding	22,607	23,273

Net (loss) income per share
Basic	$(0.08)	$0.02
Diluted	$(0.08)	$0.02

Stock options to purchase 2,419,261 and 1,704,665 shares of common stock for the three months ended March 31, 2013 and 2012, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Restricted stock units for 1,454,841 and 24,676 shares of common stock for the three months ended March 31, 2013 and 2012, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

11. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the U.S. Internal Revenue Service. There were no contributions by the Company during the three months ended March 31, 2013 and 2012.

12. Income Taxes

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012
Tax at federal statutory tax rate	34.00%	35.00%
State income tax, net of federal tax benefit (1)	0.82%	4.91%
Change in New York valuation (1)	2.53%	0.84%
Adjustment for other permanent items (2)	(0.26)%	0.65%
Adjustment for permanent items (HCC non-controlling interest) (2)	14.19%	(1.87)%
Adjustment for permanent items (HGC and HGC II non-controlling interest) (2)	(17.21)%	(29.72)%
Rate before one-time events	34.07%	9.81%
California state enterprise zone tax credit	1.64%	(0.86)%
Deferred tax asset written off related to options and RSUs	(2.05)%	0.00%
Effective tax rate	33.66%	8.95%

(1)	In 2012, the Company revised the tax rate used in the calculation of the current and deferred state taxes to reflect its current filing status with the State and City of New York.
(2)	HGC, HGC II and HCC are consolidated for financial reporting purposes but not for tax purposes.

The 24.71% increase in the effective tax rate for the three months ended March 31, 2013 compared to the same period in 2012 was primarily attributable to income and losses associated with HGC, HCC, and HGC II (effective October 1, 2012), which is consolidated for financial reporting purposes but not for tax purposes. Income attributed to HGC, HCC, and HGC II non-controlling interest decreased from $3.3 million for the three months ended March 31, 2012 to a $0.2 million loss for the same period in 2013.

13. Commitments and Contingencies
The Company leases office space in California, Illinois, Georgia, Massachusetts, Minnesota, New York, and Pennsylvania under various operating leases. Rental expense for the three months ended March 31, 2013 and 2012 was $0.9 million and $0.8 million, respectively. The Company recorded sublease income of $39,015 and $64,399 for the three months ended March 31, 2013 and 2012.

The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

(In thousands) Year Ending December 31,	Minimum Future Lease Commitments
2013	$2,698
2014	3,391
2015	3,356
2016	3,307
Thereafter	6,197
$18,949

In the normal course of business, the Company enters into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at March 31, 2013 and December 31, 2012, had no material effect on the consolidated financial statements.

The marketable securities owned and the restricted cash, as well as the cash held by the clearing broker, may be used to maintain margin requirements. At both March 31, 2013 and December 31, 2012, the Company had $0.2 million of cash on deposit with JMP Securities’ clearing broker. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. As of March 31, 2013 and December 31, 2012, the Company had unfunded commitments of $16.5 million and $18.6 million, respectively, in the Corporate Credit segment.

14. Regulatory Requirements
JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $26.3 million and $36.7 million, which were $25.3 million and $35.7 million in excess of the required net capital of $1.0 million at March 31, 2013 and December 31, 2012, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.37 to 1 and 0.17 to 1 at March 31, 2013 and December 31, 2012, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

15. Related Party Transactions
The Company earns base management fees and incentive fees from serving as investment advisor for various affiliated entities, including corporations, partnerships, limited liability companies, and offshore investment companies. The Company also owns an investment in most of such affiliated entities. As of March 31, 2013 and December 31, 2012, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $59.5 million and $28.0 million, respectively, which consisted of investments in hedge and other private funds of $59.4 million and $27.9 million, respectively, and investments in funds of funds of $0.1 million for both periods. Base management fees earned from these affiliated entities were $2.4 million for both quarters ended March 31, 2013 and 2012. Also, the Company earned incentive fees of $4.4 million and $1.0 million, from these affiliated entities for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, the Company had incentive fees receivable from these affiliated entities of $4.1 million and $2.9 million, respectively.

16. Guarantees
JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at March 31, 2013 and December 31, 2012 have subsequently settled with no resulting material liability to the Company. For the three months ended March 31, 2013 and 2012, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of March 31, 2013 and December 31, 2012.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In its Corporate Credit segment, the Company had unfunded commitments of $16.5 million and $18.6 million and standby letters of credit of $1.3 million and $1.0 million at March 31, 2013 and December 31, 2012, respectively.

19. Business Segments
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

The accounting policies of the segments are consistent with those described in the Significant Accounting Policies in Note 2 in the 2012 10-K.

Management uses Adjusted Operating Net Income as a metric when evaluating the performance of JMP Group's core business strategy and ongoing operations. This measure adjusts the Company's net income as follows: (i) reverses stock-based compensation expense related to equity awards granted both at the time of JMP Group's May 2007 initial public offering and thereafter, (ii) recognizes 100% of the cost of deferred compensation in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, (iii) excludes the net amortization of liquidity discounts on loans held and asset-backed securities issued by JMP Credit Corporation, (iv) excludes amortization expense related to an intangible asset, (v) reverses net unrealized gains and losses on strategic equity investments and warrants, (vi) excludes unrealized mark-to-market gains or losses on the investment portfolio at HCC, (vii) excludes a bargain purchase gain resulting from the acquisition of Cratos Capital Partners by JMP Credit Corporation, and (viii) excludes gains or losses recognized by JMP Credit Corporation due to the sale or payoff of loans originally included in the portfolio acquired by JMP Group in April 2009. These charges may otherwise obscure the company's operating income and complicate an assessment of the company's core business activities. The operating pre-tax net income facilitates a meaningful comparison of the Company's results in a given period to those in prior and future periods. The revenues and expenses are presented on a basis that deconsolidates the investment funds Harvest manages.

The Company’s segment information for the three months ended March 31, 2013 and 2012, was prepared using the following methodology:

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

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

(In thousands)	Three Months Ended March 31,
	2013	2012
Broker-Dealer
Non-interest revenues	$17,635	$22,406
Net interest (expense) income	(17)	48
Total net revenues after provision for loan losses	$17,618	$22,454
Non-interest expenses	15,915	18,995
Segment income before income tax expense	$1,703	$3,459
Segment assets	$61,114	$66,681
Asset Management
Non-interest revenues	$8,913	$6,220
Net interest income	1	4
Total net revenues after provision for loan losses	$8,914	$6,224
Non-interest expenses	7,539	4,767
Segment income before income tax expense	$1,375	$1,457
Segment assets	$63,731	$93,641
Corporate Credit
Non-interest revenues	$893	$487
Net interest expense	4,633	4,607
Provision for loan losses	(68)	(93)
Total net revenues after provision for loan losses	$5,458	$5,001
Non-interest expenses	(968)	(537)
Non-controlling interest	176	135
Segment income before income tax expense	$6,250	$5,403
Segment assets	$518,347	$494,559
Corporate
Non-interest revenues	$1,329	$914
Net interest (expense) income	(329)	11
Total net revenues after provision for loan losses	$1,000	$925
Non-interest expenses	3,989	3,864
Segment loss before income tax expense	$(2,989)	$(2,939)
Segment assets	$240,430	$136,224
Eliminations
Non-interest revenues	$(248)	$(170)
Total net revenues after provision for loan losses	$(248)	$(170)
Non-interest expenses	(178)	(170)
Segment loss before income tax expense	$(70)	$-
Segment assets	$(133,669)	$(126,144)
Consolidated Entity
Non-interest revenues	$28,522	$29,857
Net interest expense	4,288	4,670
Provision for loan losses	(68)	(93)
Total net revenues after provision for loan losses	$32,742	$34,434
Non-interest expenses	26,297	26,919
Non-controlling interest	176	135
Segment income before income tax expense	$6,269	$7,380
Total assets	$749,953	$664,961

The following tables reconcile the total segments to consolidated net income before income tax expense and total assets as of and for the three months ended March 31, 2013 and 2012.

(In thousands)	As of and Three Months Ended March 31, 2013
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated
Non-interest revenues	$28,522	$(1,184	)(a)	$27,338
Net Interest Income	4,288	(7,429	)(b)	(3,141)
Provision for loan losses	(68)	(881)		(949)
Total net revenues after provision for loan losses	$32,742	$(9,494)		$23,248
Non-interest expenses	26,297	(526	)(c)	25,771
Noncontrolling interest	176	(168)		8
Operating pre-tax net income (loss)	$6,269	$(8,800	)(d)	$(2,531)
Total assets	$749,953	$-		$749,953

(In thousands)	As of and Three Months Ended March 31, 2012
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated
Non-interest revenues	$29,857	$4,021	(a)	$33,878
Net Interest Income	4,670	(6,820	)(b)	(2,150)
Provision for loan losses	(93)	-		(93)
Total net revenues after provision for loan losses	$34,434	$(2,799)		$31,635
Non-interest expenses	26,919	527	(c)	27,446
Noncontrolling interest	135	3,297		3,432
Operating pre-tax net income (loss)	$7,380	$(6,623	)(d)	$757
Total assets	$664,961	$-		$664,961

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
(d) Reconciling operating pre-tax net income to Consolidated Net Income before income tax expense in the Consolidated Statements of Operations consists of the following:

(In thousands)	Three Months Ended March 31,
	2013	2012
Adjusted operating net income	$3,888	$4,280
Addback of Income tax expense (assumed rate of 38% for 2013 and 42% for 2012)	2,381	3,100
Total Segments adjusted operating pre-tax net income	$6,269	$7,380
Adjustments:
Stock compensation expense	137	-
Compensation expense - post-IPO RSUs	616	180
Deferred compensation program accounting adjustment	(1,124)	-
Net unrealized loss (gain) on strategic equity investments and warrants	157	(321)
Net amortization of liquidity discounts on loans and asset-backed securities issued	8,740	7,175
Unrealized HCC mark-to-market (gain) loss	(162)	12
Gain (loss) and specific provision on loan portfolio acquired	436	(423)
Total Consolidation Adjustments and Reconciling Items	8,800	6,623
Consolidated pre-tax net (loss) income attributable to JMP Group Inc.	$(2,531)	$757

Income tax (benefit) expense	(812)	381
Consolidated Net (Loss) Income attributable to JMP Group Inc.	$(1,719)	$376

When evaluating the performance of JMP Group's core business strategy and ongoing operations, management also reviews the Operating Net Income which includes the non-cash gains and losses recognized by JMP Credit Corp due to the sale or payoff of loans originally included in the portfolio acquired by JMP Group in April 2009, as well as the provision for loan losses related to this portfolio of loans. The reconciling items are included in the line item gain (loss) and specific provisions on loan portfolio acquired in the table above. The reconciling items include the non-cash gains and losses account for $0.2 million and $0.7 million, specific reserve on the loan from the portfolio of $0.9 million and zero, and the related compensation decreasing adjustment of $0.3 million and increasing adjustment of $0.3 million for the three months ended March 31, 2013 and 2012, respectively. Including these adjustments, the operating net income, after a 42% and 38% tax rate, is $4.5 million and $3.7 million for the three months ended March 31, 2012 and 2013, respectively.

20. Summarized Financial Information for Equity Method Investments

The tables below present summarized financial information of the hedge funds which the Company accounts for under the equity method. The financial information below represents 100% of the net assets, net realized and unrealized gains (losses) and net investment income (loss) of such hedge funds as of the dates and for the periods indicated.

(In thousands)	March 31, 2013	December 31, 2012
	Net Assets	Net Assets
Harvest Opportunity Partners II	$97,719	$84,852
Harvest Small Cap Partners	303,129	288,391
Harvest Franchise Fund	97,632	84,192
Harvest Agriculture Select	35,802	18,162
Harvest Technology Partners	41,357	32,689
Harvest Diversified Partners	24,946	23,598

(In thousands)	Three Months Ended March 31,
	2013		2012
	Net Realized and Unrealized Gains (Losses)	Net Investment Loss	Net Realized and Unrealized Gains (Losses)	Net Investment Loss
Harvest Opportunity Partners II	$3,603	$(349)	$3,939	$(324)
Harvest Small Cap Partners	24,551	(4,631)	(4,548)	(4,448)
Harvest Franchise Fund	7,354	(370)	3,875	(879)
Harvest Agriculture Select	1,717	(102)	1,307	(80)
Harvest Technology Partners	(1,200)	(213)	1,815	(161)
Harvest Diversified Partners	671	(153)	1,674	(111)

21. Subsequent Events

On April 3, 2013, entities sponsored by JMP Group Inc. priced a $343.8 million CLO. The senior notes offered in this proposed transaction (the “Secured Notes”) will be issued by JMP Credit Advisors CLO II Ltd., a newly formed special purpose Cayman vehicle (the “Issuer”), and co-issued in part by JMP Credit Advisors CLO II LLC, a newly formed special purpose Delaware vehicle (the “Co-Issuer”), and will be backed by a diversified portfolio of broadly syndicated leveraged loans. The Secured Notes are expected to be issued in multiple tranches and are expected to be rated by Standard & Poor's Ratings Services and, in respect of certain tranches, Moody's Investors Service, Inc. The Secured Notes were priced with a weighted average coupon of three-month LIBOR plus 1.86%. The Company, through a wholly-owned subsidiary, is expected to retain $17.3 million (representing 72.8% of the face amount to be issued) of the subordinated notes of the Issuer (the “Subordinated Notes”). The Subordinated Notes will not bear interest and will not be rated. The transaction closed on April 30, 2013. The Company expects that it will consolidate the operations of the Issuer and Co-Issuer into its financial statements as of the closing of the proposed transaction.

In connection with the above transaction, on March 6, 2013 the Company paid a $10.0 million refundable fee for the purchase of certain loans, which would be returned in full with interest contingent upon the CLO note pricing and the trade confirmation. As of March 31, 2013, the Company included the $10.0 million within Other Assets. The conditions were met in April, and the $10.0 million was returned to JMP Credit Advisors with interest on April 5, 2013.

On April 8, 2013, JMP Group LLC entered into an amendment to the Amended and Restated Credit Agreement with CNB, which extended the allowable term loan closing date from March 31, 2013 to April 30, 2013, and replaced the final revolving commitment termination date from August 24, 2013 to April 30, 2013. On April 25, 2013, JMP Group drew $15.0 million on the term loan.

On May 2, 2013, the board declared a cash dividend of $0.035 per share of common stock for the first quarter of 2013 to be paid on May 31, 2013, to common stockholders of record on May 17, 2013.

On May 2, 2013, Harvest Capital Credit Corporation priced its initial public offering of 3.4 million shares of its common stock at a price of $15.00 per share, raising $51.0 million in gross proceeds. The underwriters of the offering have been granted a 30-day option to purchase up to an additional 433,333 shares of common stock from the company.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read together with the unaudited consolidated financial statements and the related notes included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the MD&A for the fiscal year ended December 31, 2012 contained in our Annual Report on Form 10-K (the "2012 10-K") filed with the SEC on March 8, 2013, as well as the Consolidated Financial Statements and Notes contained therein.

Cautionary Statement Regarding Forward Looking Statements

This MD&A and other sections of this report contain forward looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events that we believe to be reasonable. There are or may be important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed under the caption “Risk Factors” in our 2012 10-K. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our 2012 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date of filing of this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

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

Components of Revenues

We derive revenues primarily from fees earned from our investment banking business, net commissions on our trading activities in our sales and trading business, asset management fees and incentive fees in our asset management business, and interest income on collateralized loan obligations and small business loans we manage. We also generate revenues from principal transactions, interest, dividends, and other income.

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

Brokerage Revenues

Our brokerage revenues include commissions paid by customers from brokerage transactions in exchange-listed and over-the-counter (“OTC”) equity securities. Commissions are recognized on a trade date basis. Brokerage revenues also include net trading gains and losses that result from market-making activities and from our commitment of capital to facilitate customer transactions. Our brokerage revenues may vary between periods, in part depending on commission rates, trading volumes and our ability to continue to deliver research and other value-added services to our clients. The ability to execute trades electronically, through the Internet and through other alternative trading systems has increased pressure on trading commissions and spreads. We expect this trend toward alternative trading systems and pricing pressures in our brokerage business to continue. We are, to some extent, compensated through brokerage commissions for the value of research and other value- added services we deliver to our clients. These “soft dollar” practices have been the subject of discussion among regulators, the investment banking community and our sales and trading clients. In particular, commission sharing arrangements have been adopted by some large institutional investors. In these arrangements, institutional investors concentrate their trading with fewer “execution” brokers and pay a fixed amount for execution with an additional amount set aside for payments to other firms for research or other brokerage services. Accordingly, we may experience reduced (or eliminated) trading volume with such investors but may be compensated for our research and sales efforts through allocations of the designated amounts. Depending on the extent to which we adopt this practice and depending on our ability to reach arrangements on terms acceptable to us, this trend would likely impair the revenues and profitability of our commission business by negatively affecting both volumes and trading commissions in our commission business.

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

As of March 31, 2013, the contractual base management fees earned from each of these investment funds ranged between 1% and 2% of assets under management or were 2% of aggregate committed capital. The contractual incentive fees were generally (i) 20%, subject to high-water marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; (iii) 20%, subject to high-water marks, for Harvest Growth Capital LLC ("HGC") and Harvest Growth Capital II LLC ("HGC II"). Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole and our core sectors. These conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another. As we consolidate HGC, HGC II and HCC, the management and incentive fees earned at HCS from HGC, HGC II and HCC are eliminated in consolidation.

Asset management fees for the collateralized loan obligations ("CLOs") we manage currently consist only of senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate Cratos CLO, the management fees earned at JMP Credit Advisors LLC ("JMPCA") from Cratos CLO are eliminated on consolidation in accordance with accounting principles generally accepted in the United States ("GAAP"). At March 31, 2013, the contractual senior and subordinated base management fees earned from the CLO were 0.50% of the average aggregate collateral balance for a specified period.

The following tables present certain information with respect to the investment funds managed by HCS and CLOs managed by JMPCA:

(In thousands)	Assets Under Management (1) at		Company's Share of Assets Under Management at
	March 31, 2013	December 31, 2012	March 31, 2013		December 31, 2012
Funds Managed by HCS:
Hedge Funds:
Harvest Opportunity Partners II (2)	$133,102	$111,853		$15,934		$4,506
Harvest Small Cap Partners	303,129	288,391		1,101		4,621
Harvest Franchise Fund	97,632	84,192		2,823		2,000
Harvest Agriculture Select (2)	53,478	31,580		14,166		2,428
Harvest Technology Partners (2)	66,136	65,877		9,851		111
Harvest Diversified Partners	24,946	23,598		15,497		14,241
Private Equity Funds:
Harvest Growth Capital LLC (3)	38,665	39,694		1,718		1,798
Harvest Growth Capital II LLC (3)	14,686	7,660		357		268
Funds of Funds:
JMP Masters Fund	43,746	42,182		117		109
REITs:
New York Mortgage Trust	34,430	32,539		N/A		N/A
Loans:
Harvest Capital Credit (3)	42,004	47,986		13,189		15,005
HCS Totals	$851,954	$775,552		$74,753		$45,087

CLOs by JMPCA:
Cratos CLO (3)	472,642	471,887		N/A		N/A
JMPCA Totals	$472,642	$471,887	$	N/A	$	N/A

JMP Group Inc. Totals	$1,324,596	$1,247,439		$74,753		$45,087

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

(3)	HGC, HGC II, HCC and Cratos CLO were consolidated in the Company’s Statements of Financial Condition at March 31, 2013 and December 31, 2012.

(In thousands)	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II (1)	$386	322	213	$193	$135	$99
Harvest Small Cap Partners	227	1,350	3,641	(112)	1,511	-
Harvest Franchise Fund	176	236	-	148	136	-
Harvest Agriculture Select (1)	395	136	181	195	32	67
Harvest Technology Partners (1)	(290)	183	-	8	184	618
Harvest Diversified Partners	368	42	55	888	44	52
Private Equity Funds:
Harvest Growth Capital LLC (2)	-	106	30	197	161	77
Harvest Growth Capital II LLC (2)	(20)	274	-	-	-	-
Funds of Funds:
JMP Masters Fund	8	98	-	3	123	-
REITs:
New York Mortgage Trust	-	-	300	87	250	206
Loans:
Harvest Capital Credit (2)	N/A	77	320	N/A	25	54
CLOs:
Cratos CLO (2)	N/A	583	-	N/A	590	-
Other (3)	N/A	-	-	N/A	22	-
Totals	$1,250	$3,407	$4,740	$1,607	$3,213	$1,173

(1)	HOP II, HAS and HTP include managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(2)	Revenues earned from HGC, HGC II, HCC, and Cratos are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.
(3)	The CLO within Other initiated liquidation proceedings in December 2011. The remaining assets were distributed in 2012.

Principal Transactions

Principal transaction revenues includes realized and unrealized net gains and losses resulting from our principal investments, which include investments in equity and other securities for our own account and as the general partner of funds managed by us, warrants we may receive from certain investment banking assignments, as well as limited partner investments in private funds managed by third parties. In addition, we invest a portion of our capital in a portfolio of equity securities managed by HCS and in side-by-side investments in the funds managed by us. In certain cases, we also co-invest alongside our institutional clients in private transactions resulting from our investment banking business. Principal transaction revenues also include unrealized gains and losses on the private equity securities owned by HGC and HGC II, two private equity funds managed by HCS which are consolidated in our financial statements, as well as unrealized gains and losses on the investments in private companies sponsored by HCS and JMP Capital LLC ("JMP Capital"), and unrealized gains and losses on the warrants, options and equity securities owned by HCC.

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

Other Income

Other income includes loan restructuring fees at JMP Credit and revenues from fee-sharing arrangements with, and fees earned to raise capital for third-party investment partnerships, or funds. Other income also includes non-recurring revenues associated with the conclusion of HCS's advisory relationship with NYMT. Refer to Note 2 in the Company's 2012 10-K for additional information regarding the termination of the advisory agreement between HCS and NYMT.

Interest Income

Interest income primarily consists of interest income earned on loans collateralizing asset-backed securities issued, small business loans, and loans held for investment. Interest income on loans comprises the stated coupon as a percentage of the face amount receivable as well as accretion of accretable or purchase discounts and deferred fees. Interest income is recorded on the accrual basis in accordance with the terms of the respective loans unless such loans are placed on non-accrual status.

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

 In addition, we provide an allowance on a loan-by-loan basis at JMP Credit for loans that were purchased after the Cratos acquisition. We employ internally developed and third-party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default), which are used in developing an appropriate allowance for loan losses. We perform periodic detailed reviews of its loan portfolio to identify risks and to assess the overall collectability of loans.

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

Administration

Administration expense primarily includes the cost of hosted conferences, non-capitalized systems and software expenditures, insurance, business tax (non-income), office supplies, recruiting, regulatory fees and amortization of bond issuance costs.

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

Non-controlling Interest

Non-controlling interest for the three months ended March 31, 2012 includes the interest of third parties in Cratos CLO, HGC and HCC, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the three months ended March 31, 2013 also includes the interest of third parties in HGC II, a partially-owned subsidiary consolidated in our financial statements.

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

 Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2013 and 2012 and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Three Months Ended March 31,		Change from 2012 to 2013
	2013	2012	$	%
Revenues
Investment banking	$12,107	$16,659	$(4,552)	-27.3%
Brokerage	5,194	5,492	(298)	-5.4%
Asset management fees	6,751	3,474	3,277	94.3%
Principal transactions	1,917	6,484	(4,567)	-70.4%
Gain on sale and payoff of loans and mark-to-market of loans	1,089	1,047	42	4.0%
Net dividend expense	(8)	(14)	6	-42.9%
Other income	288	736	(448)	-60.9%
Non-interest revenues	27,338	33,878	(6,540)	-19.3%

Interest income	8,158	7,458	700	9.4%
Interest expense	(11,299)	(9,608)	(1,691)	17.6%
Net interest expense	(3,141)	(2,150)	(991)	46.1%

Provision for loan losses	(949)	(93)	(856)	920.4%

Total net revenues after provision for loan losses	23,248	31,635	(8,387)	-26.5%

Non-interest expenses
Compensation and benefits	19,605	21,771	(2,166)	-9.9%
Administration	1,331	1,250	81	6.5%
Brokerage, clearing and exchange fees	887	896	(9)	-1.0%
Travel and business development	958	702	256	36.5%
Communication and technology	853	908	(55)	-6.1%
Professional fees	1,024	639	385	60.3%
Other	1,113	1,280	(167)	-13.0%
Total non-interest expenses	25,771	27,446	(1,675)	-6.1%
(Loss) income before income tax expense	(2,523)	4,189	(6,712)	-160.2%
Income tax (benefit) expense	(812)	381	(1,193)	-313.1%
Net (loss) income	(1,711)	3,808	(5,519)	-144.9%
Less: Net income attributable to non-controlling interest	8	3,432	(3,424)	-99.8%
Net (loss) income attributable to JMP Group Inc.	$(1,719)	$376	$(2,095)	-557.2%

Three months ended March 31, 2013, Compared to Three months ended March 31, 2012

Overview

Total net revenues after provision for loan losses decreased $8.4 million, or 26.5%, from $31.6 million for the quarter ended March 31, 2012 to $23.2 million for the quarter ended March 31, 2013, driven by a decrease in non-interest revenues of $6.6 million.

Non-interest revenues decreased $6.6 million, or 19.3%, from $33.9 million for the quarter ended March 31, 2012 to $27.3 million in the same period in 2013. This decrease was primarily due to a $4.6 million decrease in principal transactions and a $4.6 million decrease in investment banking revenues, partially offset by a $3.3 million increase in asset management revenues.

Net interest expense increased $0.9 million, or 46.1%, from $2.2 million for the quarter ended March 31, 2012 to $3.1 million for the same period in 2013. The increase was primarily related to the net interest expense of JMP Credit, which increased from $2.6 million loss for the quarter ended March 31, 2012 to $4.1 million for the quarter ended March 31, 2013 as a result of increased net liquidity discount amortization. In addition, interest expense increased $0.7 million due to the bond issued in January 2013. This increase in net interest expense was partially offset by an increase of net interest income at HCC, which increased from $0.4 million for the quarter ended March 31, 2012 to $1.3 million for the quarter ended March 31, 2013.

Provision for loan losses increased $0.8 million from $0.1 million for the quarter ended March 31, 2012 to $0.9 million for the quarter ended March 31, 2013. The increase was driven by a specific reserve from one non-accrual loan held at JMP Credit.

Total non-interest expenses decreased $1.6 million, or 6.1%, from $27.4 million for the quarter ended March 31, 2012 to $25.8 million for the quarter ended March 31, 2013, primarily due to a decrease in compensation and benefits of $2.2 million, partially offset by an increase in professional fees of $0.4 million and travel and business development of $0.3 million.

Net income attributable to JMP Group Inc. decreased $2.1 million, or 557.2%, from $0.4 million after income tax expense of $0.4 million for the quarter ended March 31, 2012 to a $1.7 million loss after income tax benefit of $0.8 million for the quarter ended March 31, 2013.

Adjusted Operating Net Income (Non-GAAP Financial Measure)

Management uses Adjusted Operating Net Income as a non-GAAP metric when evaluating the performance of JMP Group's core business strategy and ongoing operations, as management believes that this metric appropriately illustrates the operating results of JMP Group’s core operations and business activities. Adjusted Operating Net Income is derived from our segment reported results and is the measure of segment profitability on an after-tax basis used by management to evaluate our performance. This non-GAAP measure is presented to enhance investors’ overall understanding of our current financial performance. Additionally, management believes that Adjusted Operating Net Income is a useful measure because it allows for a better evaluation of the performance of JMP Group’s ongoing business and facilitates a meaningful comparison of the company’s results in a given period to those in prior and future periods. Moreover, the company utilized Adjusted Operating Net Income as a threshold for the vesting of performance-related RSUs granted as a component of 2012 and 2013 employee bonus compensation.

Management also reviews the Operating Net Income which differs from the Adjusted Operating Net Income, as it includes the non-cash gains and losses recognized by JMP Credit Corp due to the sale or payoff of loans originally included in the portfolio acquired by JMP Group in April 2009. As these items will be fully accounted for as of May 2013, Adjusted Operating Net Income will revert to Operating Net Income in future periods. Refer to p.41 for financial impact related to this adjustment.

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

Adjusted Operating Net Income is a non-GAAP financial measure that adjusts the Company's GAAP net income as follows:

(i)
reverses non-cash stock-based compensation expense recognized under GAAP related to historical equity awards granted in prior periods (both at the time of JMP Group's May 2007 initial public offering and thereafter), as management evaluates performance by considering the full expense of equity awards granted in the period in which such compensation was awarded, even if the expense of an award will be recognized in future periods under GAAP;

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

(ix)
presents revenues and expenses on a basis that deconsolidates HGC, HGC II and HCC, which are certain investment funds that HCS manages, as we own a relatively small percentage of these funds, even though it consolidates them under GAAP; and

(x)	assumes a combined federal, state and local income tax rate of 38% for 2013 and 42% for 2012.

Discussed below is our adjusted operating net income by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company's various business lines.

	Three Months Ended March 31, 2013
(In thousands)	Broker-Dealer	Asset Management	Corporate Credit	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$12,178	$-	$-	$-	$(70)	$12,108
Brokerage	5,194	-	-	-	-	5,194
Asset management related fees	-	8,033	50	-	(184)	7,899
Principal transactions	271	624	-	1,329	6	2,230
Gain on sale, payoff and mark-to-market of loans	-	-	843	-	-	843
Net dividend income	(8)	257	-	-	-	249
Net interest (expense) income	(17)	1	4,633	(329)	-	4,288
Provision for loan losses	-	-	(68)	-	-	(68)
Adjusted net revenues	17,618	8,915	5,458	1,000	(248)	32,743

Non-interest expenses
Non-interest expenses	15,915	7,540	(968)	3,989	(178)	26,298

Less: Non-controlling interest	-	-	176	-	-	176

Operating pre-tax net income	1,703	1,375	6,250	(2,989)	(70)	6,269

Income tax expense (assumed rate of 38%)	647	522	2,375	(1,136)	(27)	2,381

Adjusted operating net income	$1,056	$853	$3,875	$(1,853)	$(43)	$3,888

	Three Months Ended March 31, 2012
(In thousands)	Broker-Dealer	Asset Management	Corporate Credit	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$16,713	$-	$-	$-	$-	$16,713
Brokerage	5,492	-	-	-	-	5,492
Asset management related fees	-	4,673	39	-	(170)	4,542
Principal transactions	215	1,470	164	914	-	2,763
Gain on sale, payoff and mark-to-market of loans	-	-	284	-	-	284
Net dividend income	(14)	77	-	-	-	63
Net interest (expense) income	48	4	4,607	11	-	4,670
Provision for loan losses	-	-	(93)	-	-	(93)
Adjusted net revenues	22,454	6,224	5,001	925	(170)	34,434

Non-interest expenses
Non-interest expenses	18,995	4,767	(537)	3,864	(170)	26,919

Less: Non-controlling interest	-	-	135	-	-	135

Operating pre-tax net income	3,459	1,457	5,403	(2,939)	-	7,380

Income tax expense (assumed rate of 42%)	1,453	612	2,269	(1,234)	-	3,100

Adjusted operating net income	$2,006	$845	$3,134	$(1,705)	$-	$4,280

The following table reconciles the adjusted operating net income to Total Segments adjusted operating pre-tax net income, to consolidated pre-tax net income (loss) attributable to JMP Group, and to consolidated net income (loss) attributable to JMP Group, for the three months ended March 31, 2013 and 2012.

(In thousands)	Three Months Ended March 31,
	2013	2012
Adjusted operating net income	$3,888	$4,280
Addback of Income tax expense (assumed rate of 38% for 2013 and 42% for 2012)	2,381	3,100
Total Segments adjusted operating pre-tax net income	$6,269	$7,380
Adjustments:
Stock compensation expense	137	-
Compensation expense - post-IPO RSUs	616	180
Deferred compensation program accounting adjustment	(1,124)	-
Net unrealized loss (gain) on strategic equity investments and warrants	157	(321)
Net amortization of liquidity discounts on loans and asset-backed securities issued	8,740	7,175
Unrealized HCC mark-to-market (gain) loss	(162)	12
Gain (loss) and specific provision on loan portfolio acquired	436	(423)
Total Consolidation Adjustments and Reconciling Items	8,800	6,623
Consolidated pre-tax net (loss) income attributable to JMP Group Inc.	$(2,531)	$757

Income tax (benefit) expense	(812)	381
Consolidated Net (Loss) Income attributable to JMP Group Inc.	$(1,719)	$376

When evaluating the performance of JMP Group's core business strategy and ongoing operations, management also reviews the operating net income which include the non-cash gains and losses recognized by JMP Credit Corp due to the sale or payoff of loans originally included in the portfolio acquired by JMP Group in April 2009, as well as the provision for loan losses related to this portfolio of loans. The reconciling items are included in the line item gain (loss) and specific provisions on loan portfolio acquired in the table above. The reconciling items include the non-cash gains and losses for $0.2 million and $0.7 million, specific reserve on the loan from the portfolio of $0.9 million and zero, and the related compensation decreasing adjustment of $0.3 million and increasing adjustment of $0.3 million for the three months ended March 31, 2013 and 2012, respectively. Including these adjustments, the operating net income, after a 42% and 38% tax rate, is $4.5 million and $3.7 million for the three months ended March 31, 2012 and 2013, respectively.

Revenues

Investment Banking

Investment banking revenues decreased $4.6 million, or 27.3%, from $16.7 million for the quarter ended March 31, 2012 to $12.1 million for the same period in 2013. As a percentage of total net revenues after provision for loan losses, investment banking revenues increased from 52.7% for the quarter ended March 31, 2012 to 52.1% for the quarter ended March 31, 2013.

Our segment reported investment banking revenues, earned in our Broker-Dealer segment, decreased $4.6 million, or 27.6%, from $16.7 million for the quarter ended March 31, 2012 to $12.1 million for the same period in 2013. Our strategic advisory revenues decreased $2.6 million, or 64.8%, from $4.0 million for the quarter ended March 31, 2012 to $1.4 million for the quarter ended March 31, 2013. We executed one strategic advisory transaction in the quarter ended March 31, 2013 compared to five in the quarter ended March 31, 2012. Private capital markets and other transaction revenues decreased $2.1 million, or 93.4%, from $2.2 million for the quarter ended March 31, 2012 to $0.1 million for the same period in 2013. We executed no new transactions related to private capital markets and other transactions in the quarter ended March 31, 2013 compared to two in the same period in 2012. Public equity underwriting revenues decreased $0.1 million, or 1.2%, from $9.0 million for the quarter ended March 31, 2012 to $8.9 million for the quarter ended March 31, 2013. We executed 33 and 23 public equity underwriting transactions in the quarters ended March 31, 2013 and 2012, respectively. We acted as a lead manager on seven transactions in the quarter ended March 31, 2013 compared to three in the same period in 2012. Our debt and convertible revenues increased $0.1 million, or 12.9%, from $1.5 million for the quarter ended March 31, 2012 to $1.6 million for the quarter ended March 31, 2013. We executed 10 debt and convertible transactions in the quarter ended March 31, 2013 compared to five in the same period in 2012.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment decreased $0.3 million, or 5.4%, from $5.5 million for the quarter ended March 31, 2012 to $5.2 million for the quarter ended March 31, 2013. The decrease was the result of reduced commissions per share. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 17.4% for the quarter ended March 31, 2012 to 22.3% for the quarter ended March 31, 2013. On an adjusted basis, brokerage revenues were 15.9% for both the quarters ended March 31, 2012 and March 31, 2013 as a percentage of adjusted net revenue after provision for loan losses.

Asset Management Fees

(In thousands)	Three Months Ended March 31,
	2013	2012
Base management fees:
Fees reported as asset management fees	$2,365	$2,438
Fees reported as other income	262	709
Fees earned at HGC, HGC II and HCC	510	201
Total base management fees	3,137	3,348

Incentive fees:
Fees reported as asset management fees	$4,386	$1,036
Fees earned at HGC, HGC II and HCC	350	131
Total incentive fees	4,736	1,167

Other fee income:
Fundraising fees	$26	$27
Total other fee income	26	27

Asset management related fees:
Fees reported as asset management fees	$6,751	$3,474
Fees reported as other income	288	736
Fees earned at HGC, HGC II and HCC	860	332
Total Segment asset management related fee revenues	$7,899	$4,542

Fees reported as asset management fees increased $3.3 million, or 94.3%, from $3.5 million for the quarter ended March 31, 2012 to $6.8 million for the quarter ended March 31, 2013. As a percentage of total net revenues after provision for loan losses, asset management revenues increased from 11.0% for the quarter ended March 31, 2012 to 29.0% for the quarter ended March 31, 2013. Fees reported as other income decreased $0.4 million, or 60.9% from $0.7 million for the quarter ended March 31, 2012 to $0.3 million for the quarter ended March 31, 2013. As a percentage of total net revenues after provision for loan losses, other income decreased from 2.3% for the quarter ended March 31, 2012 to 1.2% for the same period in 2013.

Total segment asset management related fees include base management fees and incentive fees for our funds and CLOs under management, as well as other income from fee-sharing arrangements with, and fees earned to raise capital for, third-party investment partnerships or funds. Adjusted asset management related fees are a non-GAAP financial measure that adjusts our total segment asset management related fees by reversing the elimination of those fees in the consolidation of HGC, HGC II and HCC. Adjusted asset management related fees are reconciled to the GAAP measure, total segment asset management fee revenues, in the table above. We believe that presenting adjusted asset management related fees is useful to investors as a means of assessing the performance of JMP Group's combined asset management activities, including its fundraising and other services for third parties. We believe that adjusted asset management-related fee revenues provide useful information by indicating the relative contributions of base management fees and performance-related incentive fees, thus facilitating a comparison of those fees in a given period to those in prior and future periods. We also believe that asset management-related fee revenue is a more meaningful measure than standalone asset management fees as reported, because asset management-related fee revenues represent the combined impact of JMP Group's various asset management activities on the Company's total net revenues.

Total segment asset management related fee revenue increased $3.4 million from $4.5 million for the quarter ended March 31, 2012 to $7.9 million for the quarter ended March 31, 2013. The increase was primarily attributed to incentive fees, partially offset by declines in base management fees. Total incentive fees increased $3.5 million from $1.2 million for the quarter ended March 31, 2012 to $4.7 million for the same period in 2013. The increase in incentive fees was driven by an increase of $3.6 million related to HSCP, partially offset by a decrease of incentive fees earned at HTP of $0.6 million. Base management fees were $3.3 million and $3.1 million for the quarters ended March 31, 2012 and 2013, respectively. On an adjusted basis, adjusted asset management related fees decreased from 13.2% for the quarter ended March 31, 2012 to 24.1% for the quarter ended March 31, 2013 as a percentage of adjusted net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues decreased $4.6 million from $6.5 million for the quarter ended March 31, 2012 to $1.9 million for the same period in 2013. As a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 20.5% for the quarter ended March 31, 2012 to 8.3% for the quarter ended March 31, 2013.

Total segment principal transaction revenues decreased $0.6 million from $2.8 million for the quarter ended March 31, 2012 to $2.2 million for the same period in 2013. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. We believe that presenting total segment principal transaction revenues is useful to investors as a means of assessing the performance of JMP Group’s combined investment activities. The principal transaction revenues for 2013 were primarily based in our Asset Management and Corporate segments, which collectively reflected $2.0 million of the $2.2 million principal transaction revenues. The principal transaction revenues for 2012 were primarily based in our Asset Management and Corporate segments, which collectively reflected $2.4 million of the $2.8 million principal transaction revenues. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

(In thousands)	Three Months Ended March 31,
	2013	2012

Equity and other securities excluding non-controlling interest	$640	$1,379
Warrants and other investments	350	(96)
Investment partnerships	1,240	1,480
Total Segment principal transaction revenues	2,230	2,763
Operating adjustment addbacks	268	321
Non-controlling interest in HGC, HGC II and HCC	(581)	3,400
Total principal transaction revenues	$1,917	$6,484

The decrease primarily reflects reduced revenue from our equity investment and other securities and investment partnerships, partially offset by an increase in revenue from warrants and other investments. Revenues from equity and other securities decreased $0.8 million from $1.4 million for the quarter ended March 31, 2012 to $0.6 million for the same period in 2013, driven primarily by a $0.7 million decrease in unrealized gains in our principal investment portfolio. Revenues from our investment partnerships decreased $0.3 million from $1.5 million for the quarter ended March 31, 2012 to $1.2 million for the quarter ended March 31, 2013. Revenues from warrants and other investments increased by $0.5 million from a loss of $0.1 million for the quarter ended March 31, 2012 to revenues of $0.4 million for the quarter ended March 31, 2013. On an adjusted basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues increased from 8.0% for the quarter ended March 31, 2012 to 6.8% for the quarter ended March 31, 2013.

Gain on Sale and Payoff of Loans and Mark-to-Market of Loans

Gain on sale, payoff and mark-to-market of loans were $1.0 million and $1.1 million for the quarters ended March 31, 2012 and 2013, respectively. At JMP Credit, during the quarter ended March 31, 2013, 33 loans were sold or paid off, resulting in a total net gain of $0.9 million. Of the total net gain, $0.3 million was related to 22 loan payoffs, where the borrowers repaid the loans at a premium to our carrying value. The remaining $0.6 million related to 11 loans, one of which was sold at a discount to our carrying value, seven of which were sold at par, which was a premium to our carrying value, and three of which were unfunded revolver commitments that expired. While we expect further gains from loan payoffs in future periods, these revenues are highly unpredictable as we are not actively marketing the loans collateralized by asset-backed securities for sale. As a percentage of total net revenues after provision for loan losses, gain on sale, payoff and mark-to-market of loans increased from 3.3% for the quarter ended March 31, 2012 to 4.7% for the quarter ended March 31, 2013.

Gain on sale, payoff and mark-to-market of loans was earned in our Corporate Credit segment. On a segment reporting basis, the gain on sale, payoff and mark-to-market of loans in our Corporate Credit segment excludes the $0.2 million and $0.7 million financial impact of gains or losses due to the sale or payoff of loans originally included in the Cratos CLO portfolio acquired by JMP Group in April 2009 for the three months ended March 31, 2013 and 2012, respectively. The segment reported gain on sale, payoff and mark-to-market of loans also excludes unrealized mark-to-market gains or losses on the investment portfolio at HCC. Our segment reported gain on sale, payoff and mark-to-market of loans in the Corporate Credit segment increased $0.5 million, from $0.3 million for the quarter ended March 31, 2012 to $0.8 million for the quarter ended March 31, 2013. Gain on sale, payoff and mark-to-market of loans increased from 0.8% for the quarter ended March 31, 2012 to 2.6% for the quarter ended March 31, 2013 as a percentage of total segment adjusted net revenues.

Net Dividend Loss

Net dividend loss was $8 thousand and $14 thousand for the quarters ended March 31, 2013 and 2012, respectively.

Net Interest Expense

(In thousands)	Three Months Ended March 31,
	2013	2012
Cratos CLO loan contractual interest income	$4,940	$5,344
Cratos CLO ABS issued contractual interest expense	(1,121)	(1,334)
Net Cratos CLO contractual interest	3,819	4,010

Bond Payable interest expense	(629)	-

Other interest income	1,098	660
Total Segment net interest income	$4,288	$4,670

Cratos CLO loan liquidity discount accretion	504	881
Cratos CLO ABS liquidity discount amortization	(9,243)	(8,056)
Net Cratos CLO liquidity discount amortization	(8,739)	(7,175)

HCC interest income	1,786	527
HCC interest expense	(476)	(172)
Net HCC interest income	1,310	355

Total net interest expense	$(3,141)	$(2,150)

Net interest expense increased $0.9 million, or 46.1% from $2.2 million for the quarter ended March 31, 2012 to $3.1 million for the quarter ended March 31, 2013. Net interest expense included liquidity discount amortization of $7.2 million and $8.7 million for the quarters ended March 31, 2012 and 2013, respectively. Net interest expense also included bond payable interest expense of $0.6 million for the quarter ended March 31, 2013. As a percentage of total net revenues after provision for loan losses, net interest expense increased from 6.8% for the quarter ended March 31, 2012 to 13.5% for the quarter ended March 31, 2013.

Total segment net interest income decreased from $4.7 million for the quarter ended March 31, 2012 to $4.3 million for the quarter ended March 31, 2013. Our total segment net interest income excludes net amortization of liquidity discounts on loans and asset-backed securities issued and interest earned at HCC. Net interest income is earned primarily in our Corporate Credit segment, and largely reflects net Cratos CLO contractual interest. Total segment net interest income is a non-GAAP financial measure that aggregates our segment reported net interest income (expense) across each segment. We believe that presenting total segment net interest income is useful to investors as a means of assessing the performance of JMP Group’s combined credit activities. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment adjusted net revenues, net interest income decreased from 13.6% for the quarter ended March 31, 2012 to 13.1% for the quarter ended March 31, 2013.

The following table sets forth contractual interest income and expense related to Cratos CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Three Months Ended March 2013
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
Cratos CLO loan contractual interest income	$4,940		$416,494	4.75%	0.30%	4.45%
Cratos CLO ABS issued contractual interest expense	(1,121)		431,003	1.04%	0.30%	0.74%
Net Cratos CLO contractual interest	$3,819	$	N/A	N/A	N/A	N/A

(In thousands)	Three Months Ended March 2012
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
Cratos CLO loan contractual interest income	$5,344		$430,849	4.91%	0.48%	4.43%
Cratos CLO ABS issued contractual interest expense	(1,334)		(431,003)	1.22%	0.48%	0.74%
Net Cratos CLO contractual interest	$4,010	$	N/A	N/A	N/A	N/A

Contractual interest of $4.9 million was earned on the performing loans held by our Cratos CLO for the quarter ended March 31, 2013. The annualized weighted average contractual interest rate on the performing loans was 4.75% with a spread to weighted average LIBOR of 4.45% for the quarter ended March 31, 2013. Interest expense related to ABS issued was $1.1 million for the quarter ended March 31, 2013. The annualized weighted average contractual interest rate on the ABS issued during the quarter was 1.04% with a spread to weighted average LIBOR of 0.74%.

Contractual interest of $5.3 million was earned on the performing loans held by our Cratos CLO for the quarter ended March 31, 2012. The annualized weighted average contractual interest rate on the performing loans was 4.91% with a spread to weighted average LIBOR of 4.43% for the quarter ended March 31, 2012. Interest expense related to ABS issued was $1.3 million for the quarter ended March 31, 2012. The annualized weighted average contractual interest rate on the ABS issued during the quarter was 1.22% with a spread to weighted average LIBOR of 0.74%.

Provision for Loan Losses

Provision for loan losses increased $0.8 million, or 920.4%, from $0.1 million for the quarter ended March 31, 2012 to $0.9 million for the same period in 2013. The increase was primarily attributed to a $0.8 million specific reserve recorded in 2013. As a percent of net revenues after provision for loan losses, provision for loan losses increased from 0.3% for the quarter ended March 31, 2012 to 4.1% for the quarter ended March 31, 2013.

Total segment provision for loan losses increased from $93 thousand for the quarter ended March 31, 2012 to $68 thousand for the quarter ended March 31, 2013. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our segment provision excludes $0.9 million specific reserve in connection with an impaired loan acquired in April 2009. Our total segment provision for loan losses in 2013 and 2012 was solely recognized in our Corporate Credit segment. As a percent of total segment adjusted net revenues, segment provision for loan losses decreased from 0.3% for the quarter ended March 31, 2012 to 0.2% for the same period in 2013.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, decreased $2.2 million, or 9.9%, from $21.8 million for the quarter ended March 31, 2012 to $19.6 million for the quarter ended March 31, 2013.

Employee payroll, taxes and benefits, and consultant fees increased $0.6 million, from $9.0 million for the quarter ended March 31, 2012 to $9.6 million for the quarter ended March 31, 2013.

Performance-based bonus and commission decreased $3.6 million, or 28.3%, from $12.6 million for the quarter ended March 31, 2012 to $9.0 million for the quarter ended March 31, 2013. The decrease was primarily due to the decrease in total net revenues after provision for loan losses from $31.6 million for the quarter ended March 31, 2012 to $23.2 million for the same period in 2013.

Equity-based compensation was $0.2 million and $1.0 million for the quarters ended March 31, 2012 and 2013, respectively. The total equity-based compensation expense for the quarter ended March 31, 2012 and 2013 included $0.2 million and $0.8 million, respectively, recognized for RSUs granted after the IPO.

Compensation and benefits as a percentage of revenues increased from 68.8% of total net revenues after provision for loan losses for the quarter ended March 31, 2012 to 84.3% for the same period in 2013. Approximately $3.3 million of unrealized gain on HGC and HCC for the quarter ended March 31, 2012 and $0.2 million of the unrealized loss on HGC and HCC for the quarter ended March 31, 2013, was attributable to non-controlling interest holders and therefore, did not have associated performance-based bonus expense, resulting in the higher percentages for these periods.

Administration

Administration expense was $1.3 million for both quarters ended March 31, 2012 and 2013. As a percentage of total net revenues after provision for loan losses, administration expense increased from 4.0% for the quarter ended March 31, 2012 to 5.7% for the same period in 2013.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $0.9 million for both the quarters ended March 31, 2012 and March 31, 2013. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 2.8% for the quarter ended March 31, 2012 to 3.8% for the same period in 2013.

Travel and Business Development

Travel and business development expense increased $0.3 million from $0.7 million for the quarter ended March 31, 2012 to $1.0 million for the quarter ended March 31, 2013. As a percentage of total net revenues after provision for loan losses, travel and business development expense increased from 2.2% for the quarter ended March 31, 2012 to 4.1% for the same period in 2013.

Communications and Technology

Communications and technology expenses were $0.9 million for the quarters ended March 31, 2012 and 2013. As a percentage of total net revenues after provision for loan losses, communications and technology expense increased from 2.9% for the quarter ended March 31, 2012 to 3.7% for the same period in 2013.

Professional Fees

Professional fees were $0.6 million and $1.0 million for the quarters ended March 31, 2012 and March 31, 2013, respectively. As a percentage of total net revenues after provision for loan losses, professional fees increased from 2.0% for the quarter ended March 31, 2012 to 4.4% for the same period in 2013.

 Other Expenses

Other expenses were $1.3 million and $1.1 million for the quarters ended March 31, 2012 and 2013, respectively. As a percentage of total net revenues after provision for loan losses, other expenses were 4.0% and 4.8% for the quarters ended March 31, 2012 and 2013, respectively.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest decreased from $3.4 million for the quarter ended March 31, 2012 to $8 thousand for the quarter ended March 31, 2013. Non-controlling interest for the quarters ended March 31, 2013 includes the interest of third parties in Cratos CLO, HCC, HGC and HGC II, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the quarters ended March 31, 2012 includes the interest of third parties in Cratos CLO, HCC, and HGC, partially-owned subsidiaries consolidated in our financial statements.

Provision for Income Taxes

For the quarters ended March 31, 2012 and 2013, we recorded income tax benefits of $0.8 million and income tax expense of $0.4 million, respectively. The effective tax rates for the quarters ended March 31, 2012 and 2013 were 8.95% and 33.66%, respectively. The 24.71% change in the effective tax rate for the quarter ended March 31, 2013 compared to same period in 2012 was primarily attributable to the income associated with HGC, HGC II and HCC which are consolidated for financial reporting purposes but not for tax purposes.

Our adjusted operating net income assumes a combined federal, state and local income tax rate of 42% and 38% for the quarters ended March 31, 2012 and 2013, respectively. Segment income tax expense decreased $0.7 million from $3.1 million for the quarter ended March 31, 2012 to $2.4 million for the quarter ended March 31, 2013.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital resources and liquidity for the three months ended March 31, 2013 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of March 31, 2013, we had net liquid assets of $82.2 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, note payable and non-controlling interest. We have satisfied our capital and liquidity requirements primarily through the net proceeds from the initial public offering, the January 2013 issuance of the Senior Notes, and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. At March 31, 2013 and December 31, 2012, the Company carried Level 3 assets (financial instruments whose fair value was determined using significant unobservable inputs that are not corroborated by market data) of $96.4 million and $87.4 million, respectively, at fair value, which represented 12.9% and 12.3% of total assets, respectively. Level 3 assets increased $9.0 million, due to the purchased new assets (primarily private equity securities) of $9.3 million, partially offset by the unrealized loss of $0.2 million.

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

For financial reporting purposes, the loans and asset-backed securities of Cratos CLO are consolidated on our balance sheet. The loans are reported at their cost adjusted for amortization of liquidity discount and credit reserves, both of which were recorded at the Cratos acquisition date, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discount only. At March 31, 2013, we had $404.3 million of loans collateralizing asset-backed securities, net, $2.5 million of loans held for sale, $55.3 million of restricted cash and $1.0 million of interest receivable funded by $424.7 million of asset-backed securities issued, net, and interest payable of $0.5 million. These assets and liabilities represented 61.8% of total assets and 76.1% of total liabilities respectively, reported on our consolidated statement of financial condition at March 31, 2013.

The tables below summarize the loans held by Cratos CLO grouped by range of outstanding balance, industry and Moody’s Investors Services, Inc. rating category as of March 31, 2013.

(Dollars in thousands)			As of March 31, 2013
Range of Outstanding Balance			Number of Loans	Maturity Date			Total Principal
$0	-	$500	25	8/2015	-	8/2019	9,467
$500	-	$2,000	131	12/2013	-	3/2020	168,965
$2,000	-	$5,000	73	4/2013	-	2/2020	211,286
$5,000	-	$10,000	5	3/2014	-	5/2018	31,178
	Total		234				$420,896

(Dollars in thousands)	As of March 31, 2013
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Healthcare, Education & Childcare	23	49,587	11.8%
Diversified/Conglomerate Service	21	36,824	8.8%
Retail Store	19	35,541	8.5%
Chemicals, Plastics and Rubber	15	27,187	6.5%
Beverage, Food & Tobacco	11	21,577	5.1%
Personal &Non-Durable Consumer Products	10	21,320	5.1%
Hotels, Motels, Inns and Gaming	7	20,958	5.0%
Electronics	13	20,897	5.0%
Leisure , Amusement, Motion Pictures & Entertainment	9	18,743	4.5%
Aerospace & Defense	11	18,165	4.3%
Personal, Food & Misc Services	13	17,957	4.3%
Utilities	8	17,037	4.0%
Telecommunications	8	15,725	3.7%
Automobile	5	9,352	2.2%
Printing & Publishing	4	9,023	2.2%
Containers, Packaging and Glass	5	8,719	2.1%
Banking	6	7,784	1.8%
Broadcasting & Entertainmt.	5	7,634	1.8%
Finance	6	7,050	1.7%
Ecological	6	6,889	1.6%
Insurance	3	6,697	1.6%
Diversified/Conglomerate Mfg	7	5,687	1.4%
Oil & Gas	2	4,471	1.1%
Grocery	2	3,958	0.9%
Textiles & Leather	2	3,916	0.9%
Farming & Agriculture	2	3,142	0.7%
Personal Transportation	2	3,010	0.7%
Home and Office Furnishings, Housewares and Durable Consumer Products	2	2,942	0.7%
Buildings and Real Estate	1	2,221	0.5%
Machinery (Non-Agriculture,Non-Construction & Non-Electronic)	2	1,832	0.4%
Diversified Natural Resources, Precious Metals and Minerals	1	1,785	0.4%
Cargo Transport	1	1,723	0.4%
Mining, Steel, Iron and Non-Precious Metals	1	1,049	0.2%
Personal and Non-Durable Consumer Products (mfg only)	1	494	0.1%
Total	234	$420,896	100.0%

(Dollars in thousands)	As of March 31, 2013
Moody's Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
Baa3	2	11,023	2.6%
Ba1	6	14,074	3.3%
Ba2	12	29,487	7.0%
Ba3	40	78,980	18.8%
B1	63	100,469	23.9%
B2	95	155,557	37.0%
B3	11	22,874	5.4%
Caa1	3	4,352	1.0%
Caa3	1	394	0.1%
Ca	1	3,686	0.9%
Total	234	$420,896	100.0%

Other Liquidity Considerations

Note payable consists of term loans and revolving lines of credit related to JMP Group LLC’s, our wholly-owned subsidiary (“JMPG LLC”), Credit Agreement with City National Bank (“CNB”), as defined below, and entered into on August 3, 2006 by and between, as amended and restated as of October 11, 2012 (as so amended and restated, the “Credit Agreement”).

As of March 31, 2013 (after taking into account any payments under the Credit Agreement that day), JMPG LLC’s total consolidated indebtedness under the Credit Agreement was $28.8 million, comprised of $6.6 million of a term loan of JMPG LLC (the “Initial Term Loan”), and $22.2 million of outstanding indebtedness under JMPG LLC’s revolving line of credit described below (the “Revolving Line of Credit”).

As of March 31, 2013 (after taking into account any payments under the Credit Agreement that day), the aggregate outstanding principal balance of the Initial Term Loan was approximately $6.6 million. The Initial Term Loan is being repaid in equal quarterly payments of approximately $2.2 million, with the final payment date on December 31, 2013.

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

Both term loans bear interest at LIBOR plus 2.25%. On May 29, 2010 the Company entered into an interest rate cap with the lender to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the counterparty in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the line of credit and term loan to such rate. The cap had an initial notional principal amount of $27.1 million (as the remaining balance available under the revolving line of credit was drawn down on July 1, 2010), indexed to LIBOR and amortizes in accordance with the amortization of the revolving line of credit and term loan. The notional principal amount of the cap was $6.6 million at March 31, 2013, with a recorded fair value of $2. Changes in the fair value are recorded in other comprehensive income.

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

The Credit Agreement includes minimum fixed charge and interest charge coverage ratios applicable to us and our subsidiaries, a minimum net worth covenant applicable to us and our subsidiaries and a minimum liquidity covenant applicable to JMPG LLC and its subsidiaries. Based on preliminary results from the quarter ended March 31, 2013, we expect JMPG LLC to be in compliance with all of these financial covenants. The Credit Agreement also includes an event of default for a “change of control” that tests, in part, the composition of our ownership and an event of default if two or more of Joseph A. Jolson, Carter Mack, Craig Johnson and Mark Lehmann fail to be involved actively on an ongoing basis in the management of JMPG LLC or any of its subsidiaries.

The CNB Loans are guaranteed by HCS and secured by a lien on substantially all assets of JMPG LLC and HCS.

 Separately, under a Revolving Note and Cash Subordination Agreement, dated as of April 8, 2011, by and between CNB and JMP Securities, as amended, JMP Securities has a subordinated revolving line of credit with CNB (the “Broker/Deal Line of Credit”). Draws on the Broker/Deal Line of Credit bear interest at the rate of prime. The maximum principal amount of the Broker/Deal Line of Credit is $10.0 million at any one time on or prior to March 31, 2013 and $15.0 million at any one time thereafter and before October 11, 2013. The Broker/Deal Line of Credit matures on October 11, 2014. There were no borrowings on this line of credit as of March 31, 2013. JMPG LLC has guaranteed the obligations under the Broker/Deal Line of Credit pursuant to a General Continuing Guaranty dated as of April 8, 2011. Furthermore, if any of the Broker/Deal Line of Credit remains outstanding for more than 30 days, an event of default will occur under the Credit Agreement.

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

The timing of bonus compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees and managing directors are generally paid semi-monthly during the year, bonus compensation, which makes up a larger portion of total compensation, is generally paid once a year during the first two months of the following year. In the first two months of 2013, we paid out $19.2 million of cash bonuses for 2012, excluding employer payroll tax expense.

The Company currently intends to declare quarterly cash dividends on all outstanding shares of common stock. The Company currently does not plan to pay dividends on unvested shares of restricted stock. In March 2013, the Company’s board of directors declared and paid a quarterly cash dividend of $0.035 per share, for the fourth quarter of 2012.

During the three months ended March 31, 2013, the Company repurchased 12,790 shares of the Company’s common stock at an average price of $6.41 per share for an aggregate purchase price of $0.1 million. 3,284 shares repurchased during the three months ended March 31, 2013, respectively, were deemed to have been repurchased in connection with employee stock plans, whereby the Company's shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company. The remaining shares repurchased in the three months ended March 31, 2013 were repurchased in the open market.

We had total restricted cash of $69.1 million comprised primarily of $55.5 million of restricted cash at JMP Credit on March 31, 2013. This balance was comprised of $3.8 million in interest received from loans in the CLO and $51.7 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLO. The principal restricted cash will be used to buy additional loans.

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

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $26.3 million and $36.7 million, which were $25.3 million and $35.7 million in excess of the required net capital of $1.0 million at March 31, 2013 and December 31, 2012, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.37 to 1 and 0.17 to 1 at March 31, 2013 and December 31, 2012, respectively.

A condensed table of cash flows for the three months ended March 31, 2013 and 2012 is presented below.

(Dollars in thousands)	Three Months Ended March 31,		Change from 2012 to 2013
	2013	2012	$	%
Cash flows provided by operating activities	$(29,197)	$(20,148)	$(9,049)	-44.9%
Cash flows used in investing activities	(35,445)	(13,696)	(21,749)	-158.8%
Cash flows provided by financing activities	39,018	10,176	28,842	283.4%
Total cash flows	$(25,624)	$(23,668)	$(1,956)	-8.3%

Cash Flows for the Three months ended March 31, 2013

Cash decreased by $25.6 million during the three months ended March 31, 2013, as a result of cash used in operating activities and in investing activities, partially offset by cash provided by financing activities.

Our operating activities used $29.2 million of cash from the net loss of $1.7 million, adjusted for the cash used in operating assets and liabilities of $28.1 million and provided by non-cash revenue and expense items of $0.6 million. The cash used by the change in operating assets and liabilities included an increase in other assets of $14.2 million, a decrease in accrued compensation and other liabilities of $6.7 million, an increase in receivables of $4.8 million, and an increase in marketable securities sold, but not yet purchased of $3.5 million.

Our investing activities used $35.4 million of cash primarily due to funding of loans collateralizing ABS of $46.2 million, purchases of other investments of $42.0 million, partially offset by cash provided by sales and payoff of loans collateralizing ABS of $38.3 million, and sales of loans collateralizing ABS of $7.6 million.

Our financing activities provided $39.0 million of cash primarily due to the $46.0 million proceeds from the bond issuance and contributions of non-controlling interest holders of $7.3 million, partially offset by the repayment on line of credit of $6.0 million and the repayment of notes payable of $3.9 million.

Cash Flows for the Three months ended March 31, 2012

Cash decreased by $23.7 million during the three months ended March 31, 2012, as a result of cash used in operating activities and in investing activities, offset by cash provided by financing activities.

Our operating activities used $20.1 million of cash from the net income of $3.8 million, adjusted for the cash used in operating assets and liabilities of $24.9 million and provided by non-cash revenue and expense items of $0.9 million. The cash used by the change in operating assets and liabilities included a decrease in accrued compensation and other liabilities of $24.3 million, offset by an increase in marketable securities sold, but not yet purchased of $9.0 million.

Our investing activities used $13.7 million of cash primarily due to funding of loans collateralizing ABS of $45.8 million, purchases of other investments of $11.5 million, partially offset by cash provided by sales and payoff of loans collateralizing ABS of $39.0 million, and repayments on loans collateralizing ABS of $8.5 million.

Our financing activities provided $10.2 million of cash primarily due to the contributions of non-controlling interest holders of $12.1 million and a $7.7 million draw on a line of credit, partially offset by the repurchase of our common stock for treasury of $4.2 million, distributions to non-controlling interest of $2.6 million and the repayment of notes payable of $2.2 million.

 Contractual Obligations

As of March 31, 2013, our aggregate minimum future commitment on our leases was $18.9 million. See Note 13 of the Notes to the consolidated financial statements for more information. In January 2013, the Company issued a $46.0 million bond, payable in 2023, with annual interest payments of $2.7 million in 2013, and subsequent annual interest payments of $3.7 million, from 2014 through 2023. Our remaining contractual obligations have not materially changed from those reported in our 2012 10-K.

Off-Balance Sheet Arrangements

In connection with Cratos CLO, the Company had unfunded commitments to lend of $16.5 million and standby letters of credit of $1.3 million as of March 31, 2013. The funds for the unfunded commitments to lend and the cash collateral supporting these standby letters of credit are included in restricted cash on the Consolidated Statement of Financial Position as of March 31, 2013. These commitments do not extend to JMP Group Inc. See Note 18 of the Notes to the consolidated financial statements for more information on the financial instruments with off-balance sheet risk in connection with Cratos CLO.

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

We had no other material off-balance sheet arrangements as of March 31, 2013. However, as described below under “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Our significant accounting policies are described further in the "Critical Accounting Policies and Estimates" section and Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements in our 2012 10-K.

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

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $17.8 million as of March 31, 2013. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $12.3 million as of March 31, 2013. The net potential loss in fair value for our marketable equity securities portfolio as of March 31, 2013, using a hypothetical 10% decline in prices, is estimated to be approximately $0.6 million. In addition, as of March 31, 2013, we have invested $59.5 million of our own capital in our funds, which are invested primarily in publicly traded equity securities. The net potential loss in fair value for our investments at March 31, 2013, using a hypothetical 10% decline in the funds’ investment portfolios, is estimated to be approximately $6.0 million.

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

The risk factors included in our 2012 10-K continue to apply to us, and describe risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. There have not been any material changes from the risk factors previously described in our 2012 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended March 31, 2013.

Period			Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1, 2013	to	January 31, 2013	-	$-	-	750,901
February 1, 2013	to	February 28, 2013	3,284	$6.57	3,284	747,617
March 1, 2013	to	March 31, 2013	9,506	$6.36	9,506	1,990,494
Total			12,790		12,790

(1)
The Company’s board of directors authorized the repurchase of 1.0 million shares during the eighteen months subsequent to November 1, 2011 and the repurchase of an additional 0.5 million shares during the fourteen months subsequent to October 30, 2012. On March 5, 2013, the Company's board of directors authorized the repurchase of an additional 1.3 million shares, and extended the authorization of all outstanding shares through December 31, 2014.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

 None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2013

JMP Group Inc.

By:	/s/ JOSEPH A. JOLSON
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ RAYMOND S. JACKSON
Name:	Raymond S. Jackson
Title:	Chief Financial Officer

 EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.20.6	Amendment Number One to Amended and Restated Credit Agreement, dated April 8, 2013 (furnished herewith).

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).