Form 10-Q
period 2013-06-30
JMP Group Inc.
filed 2013-08-01
CIK 1383803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013 OR

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of July 31, 2013 was 22,002,803

Table of Contents

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

PART I. FINANCIAL INFORMATION

ITEM 1.       Financial Statements

JMP Group Inc.

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2013	December 31, 2012

Assets
Cash and cash equivalents	$53,330	$67,075
Restricted cash and deposits (includes cash on deposit with clearing broker of $150 at both June 30, 2013 and December 31, 2012)	167,019	69,813
Receivable from clearing broker	1,848	1,117
Investment banking fees receivable, net of allowance for doubtful accounts of zero at June 30, 2013 and December 31, 2012	13,654	5,148
Marketable securities owned, at fair value	17,715	14,347
Incentive fee receivable	1,061	2,945
Other investments (of which $156,403 and $80,945 are recorded at fair value at June 30, 2013 and December 31, 2012, respectively)	156,557	81,161
Loans held for sale	6,779	3,134
Small business loans	-	38,934
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	633,353	401,003
Interest receivable	1,152	1,229
Fixed assets, net	2,412	2,663
Deferred tax assets	9,472	13,087
Other assets	16,877	8,206
Total assets	$1,081,229	$709,862

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$11,876	$11,567
Accrued compensation	25,778	20,256
Asset-backed securities issued	742,709	415,456
Interest payable	2,563	588
Note payable	19,368	10,486
Line of credit	-	28,227
Bond payable	46,000	-
Deferred tax liability	3,706	9,775
Other liabilities	22,513	26,203
Total liabilities	874,513	522,558

Redeemable Non-controlling Interest	-	161
Commitments and Contingencies
JMP Group Inc. Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,780,052 shares issued at both June 30, 2013 and December 31, 2012; 22,138,483 and 22,591,649 shares outstanding at June 30, 2013 and December 31, 2012	23	23
Additional paid-in capital	130,279	128,318
Treasury stock, at cost, 641,569 and 188,403 shares at June 30, 2013 and December 31, 2012, respectively	(3,973)	(1,007)
Accumulated other comprehensive loss	(27)	(55)
Accumulated deficit	(5,182)	(408)
Total JMP Group Inc. stockholders' equity	121,120	126,871
Nonredeemable Non-controlling Interest	85,596	60,272
Total equity	206,716	187,143
Total liabilities and equity	$1,081,229	$709,862

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Financial Condition - (Continued)

(Unaudited)

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities ("VIEs") included in total assets and total liabilities above:

	June 30, 2013	December 31, 2012

Cash and cash equivalents	$183	$-
Restricted cash	154,939	56,968
Loans held for sale	6,779	3,134
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	633,353	401,003
Interest receivable	1,400	1,062
Incentive fees receivable	495	-
Deferred tax assets	3,061	3,387
Other assets	3,183	32
Total assets of consolidated VIE	$803,393	$465,586

Asset-backed securities issued	742,709	415,456
Note payable	2,500	-
Interest payable	1,759	542
Deferred tax liability	2,709	8,437
Other liabilities	4,915	3,573
Total liabilities of consolidated VIE	$754,592	$428,008

 The asset-backed securities issued (“ABS”) by the VIE are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, only the assets of the VIE can be used to settle the obligations of the VIE.

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues
Investment banking	$21,057	$9,133	$33,164	$25,792
Brokerage	6,980	5,412	12,174	10,904
Asset management fees	3,527	3,492	10,278	6,966
Principal transactions	2,292	7,780	4,209	14,264
Gain on sale and payoff of loans and mark-to-market of loans	336	1,405	1,425	2,452
Net dividend expense	55	(9)	47	(23)
Other income	26	2,407	314	3,142
Non-interest revenues	34,273	29,620	61,611	63,497

Interest income	7,711	8,260	15,869	15,718
Interest expense	(10,105)	(9,878)	(21,404)	(19,486)
Net interest expense	(2,394)	(1,618)	(5,535)	(3,768)

Provision for loan losses	(975)	(1,107)	(1,924)	(1,200)

Total net revenues after provision for loan losses	30,904	26,895	54,152	58,529

Non-interest expenses
Compensation and benefits	24,776	16,704	44,381	38,475
Administration	4,005	1,709	5,336	2,959
Brokerage, clearing and exchange fees	1,025	858	1,912	1,754
Travel and business development	1,039	987	1,997	1,689
Communications and technology	832	825	1,685	1,733
Occupancy	808	721	1,612	1,538
Professional fees	812	718	1,836	1,357
Depreciation	238	217	464	415
Other	224	(51)	307	215
Total non-interest expenses	33,759	22,688	59,530	50,135
(Loss) income before income tax expense	(2,855)	4,207	(5,378)	8,394
Income tax benefit	(644)	(920)	(1,456)	(539)
Net (loss) income	(2,211)	5,127	(3,922)	8,933
Less: Net (loss) income attributable to nonredeemable non-controlling interest	(776)	6,765	(768)	10,197
Loss attributable to JMP Group Inc.	$(1,435)	$(1,638)	$(3,154)	$(1,264)

Net loss attributable to JMP Group Inc. per common share:
Basic	$(0.06)	$(0.07)	$(0.14)	$(0.06)
Diluted	$(0.06)	$(0.07)	$(0.14)	$(0.06)

Dividends declared per common share	$0.035	$0.035	$0.070	$0.065

Weighted average common shares outstanding:
Basic	22,199	22,772	22,402	22,476
Diluted	22,199	22,772	22,402	22,476

See accompanying notes to consolidated financial statements.

  JMP Group Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net (loss) income	$(2,211)	$5,127	$(3,922)	$8,933
Other comprehensive income (loss)
Unrealized gain on cash flow hedge, net of tax	14	8	28	20
Comprehensive (loss) income	(2,197)	5,135	(3,894)	8,953
Less: Comprehensive (loss)/income attributable to non-controlling interest	(776)	6,765	(768)	10,197
Comprehensive (loss) income attributable to JMP Group Inc.	$(1,421)	$(1,630)	$(3,126)	$(1,244)

JMP Group Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

(In thousands)

	JMP Group Inc. Stockholders' Equity
	Common Stock		Treasury	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Nonredeemable Non-controlling
	Shares	Amount	Stock	Capital	Deficit	Loss	Interest	Total Equity
Balance, December 31, 2012	22,780	$23	$(1,007)	$128,318	$(408)	$(55)	$60,272	$187,143
Net loss	-	-	-	-	(3,154)	-	(768)	(3,922)
Additonal paid-in capital - stock-based compensation	-	-	-	1,887	-	-	-	1,887
Dividends and dividend equivalents declared on common stock and restricted stock units	-	-	-	-	(1,620)	-	-	(1,620)
Purchases of shares of common stock for treasury	-	-	(3,129)	-	-	-	-	(3,129)
Reissuance of shares of common stock from treasury	-	-	163	74	-	-	-	237
Distributions to non-controlling interest holders	-	-	-	-	-	-	(3,377)	(3,377)
Unrealized gain on cash flow hedge, net of tax	-	-	-	-	-	28	-	28
Capital contributions from non-controlling interest holders	-	-	-	-	-	-	52,658	52,658
Reorganization/dissolution of subsidiaries (Note 2)	-	-	-	-	-		(23,189)	(23,189)
Balance, June 30, 2013	22,780	$23	$(3,973)	$130,279	$(5,182)	$(27)	$85,596	$206,716

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(3,922)	$8,933
Adjustments to reconcile net income to net cash used in operating activities:
Provision for doubtful accounts	2	-
Provision for loan losses	1,924	1,200
Accretion of deferred loan fees	(1,139)	(671)
Amortization of liquidity discount, net	14,978	14,175
Amortization of debt issuance costs	31	-
Amortization of purchase discount	143	-
Interest paid in kind	(284)	(144)
Gain on sale and payoff of loans	(1,425)	(2,439)
Change in other investments:
Fair value	(3,159)	(11,177)
Incentive fees reinvested in general partnership interests	(3,730)	(1,062)
Change in fair value of small business loans	(90)	245
Realized gain on other investments	(175)	(1,024)
Depreciation and amortization of fixed assets	464	415
Stock-based compensation expense	2,551	388
Deferred income taxes	(2,454)	(694)
Net change in operating assets and liabilities:
Decrease (increase) in interest receivable	77	(188)
Increase in receivables	(6,647)	(6,034)
(Increase) decrease in marketable securities	(3,368)	8,684
Decrease (increase) in restricted cash (excluding restricted cash reserved for lending activities), deposits and other assets	17,693	850
Decrease in deferred tax liabilities	-	(125)
Increase in marketable securities sold, but not yet purchased	309	1,162
Increase (decrease) in interest payable	1,975	(7)
Increase (decrease) in accrued compensation and other liabilities	1,773	(15,361)
Net cash provided by (used in) operating activities	15,527	(2,874)

Cash flows from investing activities:
Purchases of fixed assets	(213)	(384)
Investment in subsidiary	(17,325)	-
Purchases of other investments	(67,158)	(16,689)
Sales of other investments	5,841	7,229
Funding of loans collateralizing asset-backed securities issued	(346,470)	(86,371)
Funding of small business loans	(1,451)	(14,863)
Sale and payoff of loans collateralizing asset-backed securities issued	92,374	67,277
Principal receipts on loans collateralizing asset-backed securities issued	19,309	17,088
Net change in restricted cash reserved for lending activities	235,713	1,983
Cash associated with consolidation / deconsolidation of subsidiaries	(13,343)	-
Net cash used in investing activities	(92,723)	(24,730)

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Cash Flows - (Continued)

(Unaudited)

(In thousands)

Cash flows from financing activities:
Proceeds from issuance of note payable	15,000	-
Proceeds from borrowing on line of credit	-	12,487
Proceeds from bond issuance	46,000	-
Payments of debt issuance costs	(1,694)	-
Repayments of borrowing on line of credit	(28,227)	-
Repayment of note payable	(6,118)	(4,368)
Dividends and dividend equivalents paid on common stock and RSUs	(1,620)	(1,481)
Purchases of shares of common stock for treasury	(3,129)	(4,511)
Capital contributions of redeemable non-controlling interest holders	134	56
Capital contributions of nonredeemable non-controlling interest holders	46,483	20,917
Distributions to non-controlling interest shareholders	(3,377)	(2,854)
Net cash provided by financing activities	63,452	20,246
Net decrease in cash and cash equivalents	(13,745)	(7,358)
Cash and cash equivalents, beginning of period	67,075	70,363
Cash and cash equivalents, end of period	$53,330	$63,005

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,671	$3,141
Cash paid during the period for taxes	$6,957	$745

Non-cash investing and financing activities:
Issuance of shares of common stock from treasury related to vesting of restricted stock units and exercises of stock options	$163	$7,238

See accompanying notes to consolidated financial statements.

JMP GROUP INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

1. Organization and Description of Business

JMP Group Inc., together with its subsidiaries (collectively, the “Company”), is an independent investment banking and asset management firm headquartered in San Francisco, California. The Company conducts its brokerage business through JMP Securities LLC (“JMP Securities”), its asset management business through Harvest Capital Strategies LLC (“HCS”), and HCAP Advisors LLC ("HCAP Advisors"), its corporate credit business through JMP Credit Corporation (“JMP Credit”), JMP Credit Advisors LLC (“JMPCA”) and certain principal investments through JMP Capital LLC (“JMP Capital”). The above entities, other than HCAP Advisors, are wholly-owned subsidiaries. JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. From September 2011 through May 2, 2013, the Company also conducted corporate credit business through partly owned Harvest Capital Credit LLC ("HCC LLC"). On December 26, 2012, Harvest Capital Credit Corporation ("HCC") filed a registration statement on Form N-2 with the SEC in connection with a proposed initial public offering as a Business Development Company ("BDC") under the Investment Company Act of 1940. On May 2, 2013, HCC priced its initial public offering. On December 18, 2012, HCAP Advisors was formed as a Delaware Limited Liability Company. Effective May 1, 2013, HCAP Advisors provides investment advisory services. On April 30, 2013, the Company, through JMPCA CLO II Ltd ("CLO II") closed a CLO, managed by JMPCA.

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

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities, HCS, JMP Capital, JMP Credit, JMPCA, and the partly-owned subsidiaries Harvest Growth Capital LLC (“HGC”), CLO I, HCC LLC (through May 2, 2013), Harvest Growth Capital II LLC (“HGC II”) (effective October 1, 2012), CLO II (effective April 30, 2013) and HCAP Advisors (effective May 1, 2013). All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interest on the Consolidated Statements of Financial Condition at June 30, 2013 and December 31, 2012 relate to the interest of third parties in the partly-owned subsidiaries.

See Note 2 - Summary of Significant Accounting Policies in the Company's 2012 10-K for the Company's significant accounting policies.

Recent Business Transactions

On April 25, 2013, HCC entered into an acquisition agreement with HCC LLC. Pursuant to this acquisition agreement, immediately prior to the election to be treated as a BDC under the 1940 Act, HCC acquired HCC LLC, and the holders of membership interests in HCC LLC received shares of HCC common stock in exchange for their interests in HCC LLC. The outstanding limited liability company units of HCC LLC were converted into a number of shares of HCC common stock equal to (i) $33.7 million (i.e., the net asset value of HCC LLC as of December 31, 2012), plus the proceeds of sales of membership interests by HCC LLC since December 31, 2012, plus the reclassification of mezzanine equity to members capital, and minus distributions of pre - December 31, 2012 earnings made by HCC LLC after December 31, 2012, divided by (ii) $15.00 per share of HCC common stock. In connection with the merger, the number of units underlying each warrant, and the exercise price thereof, were converted into its common stock equivalent. HCC assumed and succeeded to all of the assets and liabilities of HCC LLC, including its obligations under the revolving credit facility with JMP Group, as amended. The conversion of units to shares and HCC LLC to HCC did not result in a change of control, nor change in management. The conversion was a transaction to change corporate form in preparation for the IPO. HCC engaged HCAP Advisors LLC to act as its adviser. Subject to the overall supervision of the HCC independent board of directors, HCAP Advisors manages HCC's day-to-day operations and provides investment advisory services. On May 2, 2013, HCC priced its initial public offering of 3.4 million shares of its common stock at a price of $15.00 per share, raising $51.0 million in gross proceeds. The underwriters of the offering were granted a 30-day option to purchase up to an additional 433,333 shares of common stock from the company. The option was exercised on May 15, raising an additional $6.5 million. After the offering, the Company's ownership of HCC was 13.1%. The Company performed a consolidation analysis at the time of the offering. Because of its current ownership and management position, the Company deconsolidated HCC effective May 2, 2013. The Company accounts for its investment in HCC using the fair value option.

On April 3, 2013, entities sponsored by JMP Group Inc. priced a $343.8 million CLO. The senior notes offered in this transaction (the “Secured Notes”) were issued by JMP Credit Advisors CLO II Ltd., a special purpose Cayman vehicle, and co-issued in part by JMP Credit Advisors CLO II LLC, a special purpose Delaware vehicle, and were backed by a diversified portfolio of broadly syndicated leveraged loans. The Secured Notes were issued in multiple tranches and are rated by Standard & Poor's Ratings Services and, in respect of certain tranches, Moody's Investors Service, Inc. The Secured Notes were priced with a weighted average coupon of three-month LIBOR plus 1.86%. The Company, through a wholly-owned subsidiary, retained $17.3 million of the subordinated notes of the Issuer (the “Subordinated Notes”). The Subordinated Notes will not bear interest and will not be rated. The transaction closed on April 30, 2013. The Company manages CLO II, and owns approximately 73% of the Subordinated Notes.

HCAP Advisors was formed on December 18, 2012. HCAP Advisors appointed JMP Group LLC as its Manager effective May 1, 2013, and began offering investment advisory services. The Company owns 51% equity interest in HCAP Advisors. HCAP Advisors borrowed $2.5 million from JMP Capital LLC, to be repaid in quarterly installments, commencing on the last business day of March 2015, with the last such installment due and payable on December 31, 2017. HCAP Advisors used these funds to pay the underwriters a portion of the sales load in the amount of $2.5 million, related to the IPO of HCC. HCC is not obligated to repay the portion of the sales load paid by HCAP Advisors.

The Company follows the authoritative accounting guidance for the consolidation of variable interest entities ("VIEs"). Such guidance applies to VIEs, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficiency of equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. When the Company enters into a transaction with a VIE, the Company determines if it is the primary beneficiary of the VIE by performing a qualitative analysis of the VIE that includes a review of, among other factors, its capital structure, contractual terms, related party relationships, the Company's fee arrangements and the design of the VIE. The Company performed this analysis for HCAP Advisors and CLO II, and concluded they were VIEs and that the Company is the primary beneficiary for both. As a result, the Company consolidates the assets and liabilities of both entities. The underlying loans owned by CLO II are shown on the Consolidated Statements of Financial Condition under loans collateralizing asset-backed securities issued and the asset-backed securities ("ABS") issued to third parties are shown under asset-backed securities issued. See Note 5 and Note 7 for information pertaining to the loans owned and ABS issued by CLO II, respectively.

3. Recent Accounting Pronouncements

ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, was issued to improve the reporting of reclassifications out of accumulated other comprehensive income of various components. The standard requires an entity to present either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The adoption of ASU 2013-02 on January 1, 2013 did not have a material impact on its financial statement disclosures.

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at June 30, 2013 and December 31, 2012:

	At June 30, 2013
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$53,330	$53,330	$-	$-	$53,330
Restricted cash and deposits	167,019	167,019	-	-	167,019
Marketable securities owned	17,715	17,715	-	-	17,715
Other investments	156,557	59	70,001	86,343	156,403
Loans held for sale	6,779	-	2,591	4,326	6,917
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	633,353	-	642,630	-	642,630
Long term receivable	1,298	-	-	1,501	1,501
Total assets:	$1,036,051	$238,123	$715,222	$92,170	$1,045,515

Liabilities:
Marketable securities sold, but not yet purchased	$11,876	$11,876	$-	$-	$11,876
Asset-backed securities issued	742,709	-	725,604	-	725,604
Bond payable	46,000	-	46,202	-	46,202
Note payable	19,368	-	19,368	-	19,368
Total liabilities:	$819,953	$11,876	$791,174	$-	$803,050

	At December 31, 2012
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$67,075	$67,075	$-	$-	$67,075
Restricted cash and deposits	69,813	69,813	-	-	69,813
Marketable securities owned	14,347	14,347	-	-	14,347
Other investments	81,161	865	28,137	51,943	80,945
Loans held for sale	3,134	-	3,134	-	3,134
Small business loans	38,934	-	3,487	35,447	38,934
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	401,003	-	406,313	5,716	412,029
Long term receivable	1,342	-	-	1,647	1,647
Total assets:	$676,809	$152,100	$441,071	$94,753	$687,924

Liabilities:
Marketable securities sold, but not yet purchased	$11,567	$11,567	$-	$-	$11,567
Asset-backed securities issued	415,456	-	404,341	-	404,341
Note payable	10,486	-	10,486	-	10,486
Line of credit	28,227	-	28,227	-	28,227
Total liabilities:	$465,736	$11,567	$443,054	$-	$454,621

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at June 30, 2013 and December 31, 2012:

(In thousands)	June 30, 2013
	Level 1	Level 2	Level 3	Total

Marketable securities owned	$17,715	$-	$-	$17,715
Other investments:
Investments in hedge funds managed by HCS	-	59,667	-	59,667
Investments in funds of funds managed by HCS	-	-	128	128
Total investment in funds managed by HCS	-	59,667	128	59,795
Limited partner investment in private equity fund	-	-	2,691	2,691
Warrants and other held at JMPS and JMPG	-	-	783	783
Equity securities in HCC	-	10,334	-	10,334
Equity securities in HGC, HGC II and JMP Capital	59	-	77,741	77,800
Forward purchase contract	-	-	5,000	5,000
Total other investments	59	70,001	86,343	156,403
Total assets:	$17,774	$70,001	$86,343	$174,118

Marketable securities sold, but not yet purchased	11,876	-	-	11,876
Total liabilities:	$11,876	$-	$-	$11,876

(In thousands)	December 31, 2012
	Level 1	Level 2	Level 3	Total

Marketable securities owned	$14,347	$-	$-	$14,347
Small business loans	-	3,487	35,447	38,934
Other investments:
Investments in hedge funds managed by HCS	-	27,907	-	27,907
Investments in funds of funds managed by HCS	-	-	109	109
Total investment in funds managed by HCS	-	27,907	109	28,016
Limited partner investment in private equity fund	-	-	2,332	2,332
Warrants and other held at JMPS	-	-	413	413
Warrants and equity securities held at HCC LLC	-	-	2,577	2,577
Equity securities in HGC, HGC II and JMP Capital	865	230	41,075	42,170
Forward purchase contract	-	-	5,437	5,437
Total other investments	865	28,137	51,943	80,945
Total assets:	$15,212	$31,624	$87,390	$134,226

Marketable securities sold, but not yet purchased	11,567	-	-	11,567
Total liabilities:	$11,567	$-	$-	$11,567

The Company holds a limited partner investment in a private equity fund. This fund aims to achieve medium to long-term capital appreciation by investing in a diversified portfolio of technology companies that leverage the growth of Greater China.

The Company's Level 2 assets held in other investments consist of small business loans (through May 2, 2013), investments in hedge funds managed by HCS, and equity securities in HGC, HGC II, JMP Capital and JMP Group. The fair value of the Level 2 small business loans is calculated using the average market bid and ask quotation obtained from a loan pricing service. The fair value of the investment in hedge funds is calculated using the net asset value. These assets are considered Level 2, as the underlying hedge funds are mainly invested in publicly traded stocks whose value is based on quoted market prices. The Level 2 equity securities in HGC, HGC II, JMP Capital and JMP Group reflect investments in public securities, where the Company is subject to a lockup period. The fair value of the Level 2 equity securities in HGC, HGC II and JMP Capital is calculated by applying a discount rate to the quoted market prices of the portfolio securities due to lack of marketability.

The tables below provide a reconciliation of the beginning and ending balances for the assets held at fair value using significant unobservable inputs (Level 3) for the three months ended June 30, 2013 and 2012.

(In thousands)	Balance as of March 31, 2013	Purchases	Sales	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers out of Level 3 / Deconsolidation	Balance as of June 30, 2013	Unrealized gains/(losses) included in earnings related to assets still held at reporting date

General partner investment in funds of funds	$117	$-	$-	$11	$-	$128	$11
Limited partner investment in private equity fund	2,558	-	-	133	-	2,691	133
Warrants and other held at JMPS/JMPG	296	42	-	445	-	783	445
Warrants and other held at HCC LLC	3,102	-	-	-	(3,102)	-	-
Small business loans	36,823	382	-	-	(37,205)	-	-
Equity securities in HGC, HGC II and JMP Capital	48,478	28,256	-	1,007	-	77,741	1,007
Forward purchase contract	5,000	-	-	-	-	5,000	-
Total Level 3 assets	$96,374	$28,680	$-	$1,596	$(40,307)	$86,343	$1,596

(1) No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

(In thousands)	Balance as of March 31, 2012	Purchases	Sales	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers in/(out) of Level 3	Balance as of June 30, 2012	Unrealized gains/(losses) included in earnings related to assets still held at reporting date

General partner investment in funds of funds	$105	$-	$-	$(1)	$-	$104	$2
Limited partner investment in private equity fund	2,625	-	(49)	165	-	2,741	165
Warrants and other held at JMPS/JMPG	805	2	-	(25)	-	782	(25)
Warrants and other held at HCC LLC	-	100	-	80	-	180	80
Small business loans	8,199	8,866	(500)	(87)		16,478	(87)
Equity securities in HGC, HGC II and JMP Capital	26,963	5,100	-	3,913	-	35,976	3,913
Forward purchase contract	5,000	-	-	2,424	-	7,424	2,424
Total Level 3 assets	$43,697	$14,068	$(549)	$6,469	$-	$63,685	$6,472

(1) No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

The tables below provide a reconciliation of the beginning and ending balances for the assets held at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2013 and 2012.

(In thousands)	Balance as of December 31, 2012	Purchases	Sales	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers out of Level 3 / Deconsolidation	Balance as of June 30, 2013	Unrealized gains/(losses) included in earnings related to assets still held at reporting date

General partner investment in funds of funds	$109	$-	$-	$19	$-	$128	$19
Limited partner investment in private equity fund	2,332	-	-	359	-	2,691	359
Warrants and other held at JMPS/JMPG	413	42	-	328	-	783	328
Warrants and other held at HCC LLC	2,577	100	-	425	(3,102)	-	-
Small business loans	35,447	1,771	(43)	30	(37,205)	-	-
Equity securities in HGC, HGC II and JMP Capital	41,075	36,038	-	628	-	77,741	628
Forward purchase contract	5,437	-	-	(437)	-	5,000	(437)
Total Level 3 assets	$87,390	$37,951	$(43)	$1,352	$(40,307)	$86,343	$897

(1) No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

(In thousands)	Balance as of December 31, 2011	Purchases	Sales	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers out of Level 3	Balance as of June 30, 2012	Unrealized gains/(losses) included in earnings related to assets still held at reporting date

General partner investment in funds of funds	$102	$-	$-	$2	$-	$104	$2
Limited partner investment in private equity fund	2,585	-	(49)	205	-	2,741	205
Warrants and other held at JMPS	617	2	-	163	-	782	163
Warrants and other held at HCC	-	100	-	80	-	180	80
Small business loans	3,902	13,207	(500)	(131)		16,478	(131)
Equity securities in HGC and JMP Capital	20,707	9,502	-	6,680	(913)	35,976	6,680
Forward purchase contract	-	5,000	-	2,424	-	7,424	2,424
Total Level 3 assets	$27,913	$27,811	$(549)	$9,423	$(913)	$63,685	$9,423

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

There were no transfers in/out of Level 1 during the three months ended June 30, 2013 and 2012. There were transfers into Level 2 from Level 3 of $0.9 million for the six months ended June 30, 2012, as a result of the observability of fair value associated with the equity securities in HGC and JMP Capital. There were no other transfers in or out of Level 2 or Level 3 during the three months ended June 30, 2013 and 2012.

In connection with the deconsolidation of HCC LLC, Level 3 assets previously consolidated are no longer reflected in the Company's assets as of the second quarter of 2013. The deconsolidation resulted in the exclusion of $3.1 million warrants and other equity and $37.2 million in small business loans from the Company's Level 3 assets.

The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to Level 3 assets still held at the end of the period are reported in Principal Transactions in the accompanying Consolidated Statements of Operations.

Included in other investments are investments in partnerships in which one of the Company’s subsidiaries is the investment manager and general partner. The Company accounts for these investments using the equity method as described in Note 2 - Summary of Significant Accounting Policies in the Company's 2012 10-K. The Company’s proportionate share of those investments is included in the tables above. In addition, other investments include warrants and investments in funds managed by third parties. The investments in private investment funds managed by third parties are generally not redeemable at the option of the Company. As of June 30, 2013, the Company had unfunded investment commitments of $0.1 million related to private investment funds managed by third parties.

The Company used the following valuation techniques with unobservable inputs when estimating the fair value of the Level 3 assets:

Dollars in thousands	Fair Value at June 30, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)

Investments in Funds of Funds managed by HCS (1)	$128	Net Asset Value	N/A	N/A
Limited Partner in Private Equity Fund (1)	$2,691	Net Asset Value	N/A	N/A
Warrants and other held at JMPS/JMPG	$783	Black-Scholes Option Model	Annualized volatility of credit	19.4%	-	21.7%	(19.3%)
			Risk adjusted discount factor	0.0%	-	75.0%	(2.3%)
Equity securities in HGC, HGC II and JMP Capital	$77,741	Market comparable companies	Revenue multiples	1.6x	-	8.1x	(4.2x)
			EBITDA multiples	10.2x	-	24.8x	(16.8x)
			Discount for lack of marketability	30%	-	40%	(32%)
		Market transactions	Revenue multiples	3.2x	-	7.1x	(5.5x)
			EBITDA multiples	11.7x	-	27.9x	(18.1x)
			Control premium	25%
Forward purchase contract	$5,000	Market comparable companies	Revenue multiples	6.4x	-	8.1x	(7.1x)
			Billing multiples	4.9x	-	6.0x	(5.4x)
			Discount for lack of marketability	30%
		Market transactions	Revenue multiples	6.5x
			Control premium	25%

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

The significant unobservable input used in the fair value measurement of the warrants and equity held at HCC LLC are EBITDA multiples and weighted average cost of capital. Significant increases in the multiples in isolation would result in a significantly higher fair value measurement. Increases in the discounts in isolation would result in decreases to the fair value measurement.

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

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. The following tables provide information related to the Company’s assets carried at fair value on a non-recurring basis at June 30, 2013 and 2012:

	Fair Value		Losses for the Three Months Ended		Losses for the Six Months Ended
(In thousands)	June 30, 2013	December 31, 2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Assets:
Nonaccrual loans	$-	$5,716	$-	$(1,000)	$(870)	$(1,000)
Loans held for sale	2,591	3,134	(502)	210	(422)	(155)
Total:	$2,591	$8,850	$(502)	$(790)	$(1,292)	$(1,155)

The fair value for the loans held for sale was calculated using the average market bid and ask quotation obtained from a loan pricing service. Such loans are identified as Level 2 assets. The nonaccrual loan is a Level 3 asset. The fair value of the nonaccrual loan as of December 31, 2012 was calculated using the expected recovery of the loan. The significant unobservable input used in its fair value measurement was the loss severity rate of 75%. Increases in this rate would result in decreases in the fair value measurement.

Small Business Loans

Small business loans represent the secured subordinated debt extended by HCC LLC to small to mid-sized companies. At inception, the loans were carried at the principal amount outstanding net of deferred fees, deferred costs and the allowance for loan losses. Net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using the interest method. Any discount from the principal amount of purchased loans was accreted into interest income as a yield adjustment over the contractual life of the loan using the interest method. An allowance for credit losses was established based on continuing review and the quarterly evaluation of the Company's loan portfolio.

HCC LLC reported all investments, including debt investments, at market value or, in the absence of a readily available market value, at fair value, with unrealized gains and losses recorded in Gain on sale, payoff and mark-to-market on the Consolidated Statements of Operations. The Company recorded unrealized loss of $44 thousand and a gain of $12 thousand relating to the fair value adjustment of small business loans in the three and six months ended 2012, respectively. The Company recorded unrealized gains of $0.1 million relating to the fair value adjustment of small business loans in 2013, prior to the deconsolidation of HCC LLC on May 2, 2013.

In connection with the HCC public offering on May 2, 2013, the Company ceased consolidating HCC LLC and began recognizing its investment, including common stock and warrants of HCC, using the fair value option. As of June 30, 2013, the Company's investments in HCC common stock and warrants were subject to a lockup agreement. Accordingly, the fair value of the investment in HCC common shares is calculated by applying a lockup discount rate of 2.5% to the quoted market price to reflect lack of marketability and is included in other investments. Similarly, the fair value of the investment in HCC warrants was calculated by applying a lockup discount rate of 2.5% to the value calculated using the Black-Scholes model. The deconsolidation of HCC LLC resulted in a net loss of $36 thousand. The Company recorded unrealized loss of $0.1 million in the three months ended June 30, 2013 related to its investments in HCC. The Company recognized the initial loss on deconsolidation and subsequent market adjustments to its investments in principal transactions. Dividends received during the three and six months ended June 30, 2013 on HCC stock of $0.1 million was recorded in net dividend income on the Consolidated Statements of Operations.

Investments at Cost

On February 11, 2010, the Company made a $1.5 million investment in Class D Preferred Units of Sanctuary Wealth Services LLC ("Sanctuary"). Sanctuary provides a turnkey platform that allows independent wealth advisors to establish an independent advisory business without the high startup costs and regulatory hurdles. The Class D Preferred Units entitle the Company to receive a preferred dividend with units that are convertible into equity of Sanctuary at the option of the Company prior to the maturity date, February 11, 2013. During the fourth quarter of 2010, the Company determined that its investment in Sanctuary was fully impaired and recorded an impairment loss of $1.5 million, which was included in Principal Transactions on the Consolidated Statements of Operations. On April 3, 2012, the Company purchased a $2.3 million receivable from Sanctuary for $1.4 million. The $1.4 million was composed of cash consideration of $0.5 million and $0.9 million applied to the redemption of the Class D Preferred Units owned by the Company. The Company recognized the $0.9 million as a gain in Principal Transactions, and the $2.3 million receivable in Other Assets. The carrying value of the Company’s investment in Sanctuary remained at zero at June 30, 2013. The carrying value of the long-term receivable was $1.3 million as of June 30, 2013. The Company determined the fair value of the long-term receivable to be $1.5 million as of June 30, 2013, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate. Significant increases in the market credit adjusted interest rate in isolation would result in decreases to the fair value measurement.

Derivative Financial Instruments

On May 29, 2010, the Company entered into an interest rate cap with City National Bank (the “Lender”) to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the Lender in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the line of credit and term loan to such rate. On July 1, 2010, the Company designated the interest rate cap as a cash flow hedge of the interest rate risk of a total of $27.1 million of outstanding borrowings with the Lender as of that date. The notional principal amount of the cap was $4.4 million at June 30, 2013. See Note 6 for information pertaining to the Company's borrowing from the Lender.

The interest rate cap is recorded at fair value in other investments on the Consolidated Statements of Financial Condition, with unrealized gains and losses recorded as other comprehensive income. For the three and six months ended June 30, 2013, the Company recorded $3 and $10 of other comprehensive loss representing unrealized loss on the interest rate cap, respectively. In addition, for the three and six months months ended June 30, 2013, $14 thousand and $27 thousand was reclassified from accumulated other comprehensive income into interest expense as amortization of the interest cap, respectively.

The Company entered into a forward purchase contract to secure the acquisition of shares of a privately-held company. The contract incorporates downside protection for up to two years, for a cost basis of $5.0 million. In January 2012, the Company exchanged $5.0 million for physical custody of the shares. For one year beginning December 1, 2012, the Company may, at its discretion, become the beneficial and record holder of the shares. If the Company has not yet exercised its option at December 1, 2013, the shares will be assigned automatically to the Company. This contract is recorded in Other Investments in the Consolidated Statements of Financial Condition at fair value. The Company records changes in the fair value of this forward contract as unrealized gain or loss in Principal Transactions. For the three and six months ended June 30, 2013, the Company recorded zero and $0.4 million unrealized loss, respectively. Once the shares are in the Company's name, the shares will be accounted for as equity securities, remaining in Other Investments in the Consolidated Statements of Financial Condition.

5. Loans Collateralizing Asset-backed Securities Issued and Loans Held for Sale

Loans collateralizing asset-backed securities issued and loans held for sale are commercial loans securitized and owned by CLO I and CLO II. The loans consist of those loans within the CLO securitization structure at the acquisition date of Cratos and loans purchased by CLO subsequent to the Cratos acquisition date. As of April 30, 2013 (the closing date of the securitization), the loans also consist of loans purchased by CLO II. The following table presents the components of loans collateralizing asset-backed securities issued and loans held for sale at June 30, 2013 and December 31, 2012:

(In thousands)	Loans Collateralizing Asset-backed Securities		Loans Held for Sale
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Loans	$641,902	$414,000	$8,826	$4,686
Allowance for loan losses	(3,158)	(3,127)	-	-
Liquidity discount	(1,291)	(3,052)	(1,393)	(1,279)
Deferred loan fees, net	(4,100)	(6,818)	(123)	(156)
Valuation allowance	N/A	N/A	(531)	(117)
Total loans, net	$633,353	$401,003	$6,779	$3,134

Loans recorded upon the acquisition of Cratos at fair value reflect a liquidity discount and a credit discount. In addition, most loans purchased subsequent to the acquisition in CLO I were purchased at a discount to their principal value, reflecting deferred loan fees. The tables below summarize the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount, deferred loan fees and carrying values, net for the impaired loans and non-impaired loans as of and for the three months ended June 30, 2013:

	Three Months Ended June 30, 2013
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$3,506	$(1,892)	$(720)	$-	$(14)	$880
Provision for loan losses	(3,506)	1,892	720	-	14	(880)
Balance at end of period	$-	$-	$-	$-	$-	$-

Non-impaired Loans
Balance at beginning of period	$413,693	$(2,184)	$(1,785)	$-	$(6,285)	$403,439
Purchases / funding	299,516	-	-	-	930	300,446
Repayments	(13,032)	-	-	-	-	(13,032)
Accretion of discount	-	-	65	-	437	502
Provision for loan losses	-	(974)	-	-	-	(974)
Sales and payoff	(53,133)	-	42	-	818	(52,273)
Transfers to loans held for sale (1)	(5,142)	-	387	-	-	(4,755)
Balance at end of period	$641,902	$(3,158)	$(1,291)	$-	$(4,100)	$633,353

The tables below summarize the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount, deferred loan fees and carrying values, net for the impaired loans and non-impaired loans as of and for the three months ended June 30, 2012:

	Three Months Ended June 30, 2012
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$10,520	$(2,277)	$(5,907)	$(1,335)	$(54)	$947
Repayments	(55)	-	-	-	-	(55)
Accretion of discount	-	-	54	-	-	54
Write-off / restructuring	(7,167)	1,753	5,017	397	54	54
Transfers to/from non-impaired loans, net	-	(1,000)	-	-		(1,000)
Balance at end of period	$3,298	$(1,524)	$(836)	$(938)	$-	$-

Non-impaired Loans
Balance at beginning of period	$426,388	$(2,015)	$(6,709)	$-	$(6,871)	$410,793
Purchases / funding	41,591	-	-	-	(1,006)	40,585
Repayments	(8,548)	-	-	-	-	(8,548)
Accretion of discount	-	-	1,241	-	402	1,643
Provision for loan losses	-	(107)	-	-	-	(107)
Sales and payoff	(27,641)	-	-	-	624	(27,017)
Balance at end of period	$431,790	$(2,122)	$(5,468)	$-	$(6,851)	$417,349

The tables below summarize the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount, deferred loan fees and carrying values, net for the impaired loans and non-impaired loans as of and for the six months ended June 30, 2013:

	Six Months Ended June 30, 2013
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$3,517	$(1,022)	$(720)	$-	$(16)	$1,759
Repayments	(11)	-	-	-	-	(11)
Accretion of discount	-	-	-	-	2	2
Provision for loan losses	-	(870)	-	-	-	(870)
Sales and payoff	(3,506)	1,892	720	-	14	(880)
Balance at end of period	$-	$-	$-	$-	$-	$-

Non-impaired Loans
Balance at beginning of period	$410,483	$(2,105)	$(2,332)	$-	$(6,802)	$399,244
Purchases / funding	346,348	-	-	-	122	346,470
Repayments	(19,298)	-	-	-	-	(19,298)
Accretion of discount	-	-	569	-	1,137	1,706
Provision for loan losses	-	(1,053)	-	-	-	(1,053)
Sales and payoff	(90,489)	-	85	-	1,443	(88,961)
Transfers to loans held for sale	(5,142)	-	387	-	-	(4,755)
Balance at end of period	$641,902	$(3,158)	$(1,291)	$-	$(4,100)	$633,353

The tables below summarize the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount, deferred loan fees and carrying values, net for the impaired loans and non-impaired loans as of and for the six months ended June 30, 2012:

	Six Months Ended June 30, 2012
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$10,538	$(2,277)	$(5,924)	$(1,335)	$(54)	$948
Purchases / funding	5	-	-	-	-	5
Repayments	(78)	-	-	-	-	(78)
Accretion of discount	-	-	71	-	-	71
Write-off / restructuring	(7,167)	1,753	5,017	397	54	54
Provision for loan losses	-	(1,000)	-	-	-	(1,000)
Balance at end of period	$3,298	$(1,524)	$(836)	$(938)	$-	$-

Non-impaired Loans
Balance at beginning of period	$426,416	$(1,922)	$(8,535)	$-	$(6,137)	$409,822
Purchases / funding	89,087	-	-	-	(2,721)	86,366
Repayments	(17,010)	-	-	-	-	(17,010)
Accretion of discount	-	-	2,104	-	962	3,066
Provision for loan losses	-	(200)	-	-	-	(200)
Sales and payoff	(66,703)	-	963	-	1,045	(64,695)
Balance at end of period	$431,790	$(2,122)	$(5,468)	$-	$(6,851)	$417,349

Allowance for Loan Losses

The Company recorded reserves of $1.0 million and $0.1 million during the quarters ended June 30, 2013 and 2012, respectively on non-impaired loans. The Company recorded reserves of $1.0 million and $0.2 million during the six months ended June 30, 2013 and 2012, respectively on non-impaired loans. $1.1 million of the reserve booked in the quarter ended June 30, 2013 related to the loans associated with CLO II, acquired in April 2013. The Company recorded $1.0 million as a specific reserve against a non-performing loan that was purchased with the Cratos acquisition during the quarter ended June 30, 2012.

A summary of the activity in the allowance for loan losses for loans collateralizing asset-backed securities for the three and six months ended June 30, 2013 and 2012 is as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$(4,076)	$(4,292)	$(3,127)	$(4,199)
Provision for loan losses:
General reserve	(975)	(107)	(1,054)	(200)
Specific reserve	-	(1,000)	(870)	(1,000)
Reversal due to sale, payoff or restructure of loans	1,893	1,753	1,893	1,753
Balance at end of period	$(3,158)	$(3,646)	$(3,158)	$(3,646)

Impaired Loans

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of June 30, 2013, the Company no longer held impaired loans. As of December 31, 2012, $2.8 million of recorded investment amount of loans collateralizing asset-backed securities issued were individually evaluated for impairment. The remaining $636.5 million and $401.3 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment, as of June 30, 2013 and December 31, 2012 respectively.

The tables below present certain information pertaining to the impaired loans at June 30, 2013 and December 31, 2012:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2013
Impaired loans with an allowance recorded	$-	$-	$-
Impaired loans with no related allowance recorded	-	-	-
	$-	$-	$-
December 31, 2012
Impaired loans with an allowance recorded	$2,781	$3,517	$1,022
Impaired loans with no related allowance recorded	-	-	-
	$2,781	$3,517	$1,022

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Average recorded investment	$4,701	$2,082	$6,088	$2,653
Interest income recognized	$-	$49	$-	$86

Non-Accrual, Past Due Loans and Restructured Loans

As of June 30, 2013 and December 31, 2012, the Company classified all its loans as Cash Flow loans, as their funding decisions were all driven by the revenues of the borrower. At June 30, 2013, no loans were on non-accrual status. At December 31, 2012, one loan with an aggregate principal amount of $3.5 million and recorded investment amount of $2.7 million was on non-accrual status. The Company recorded no interest income, other than the accretion of liquidity discounts, for the impaired loans with a weighted average loan balance of $4.7 million and $6.1 million that were on non-accrual status during the three and six months ended June 30, 2013. The Company recognized $49.4 thousand and $86.3 thousand in interest income, other than the accretion of liquidity discounts, for the impaired loans with a weighted average loan balance of $2.1 million and $2.7 million that were on non-accrual status during the three and six months ended June 30, 2012.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. At December 31, 2012, one non-accrual loan in the amount of $2.7 million was over 90 days past due. No other loans were past due at June 30, 2013 or December 31, 2012.

At December 31, 2012, the Company's impaired loans included two Cash Flow loans, with an aggregate recorded investment balance of $2.0 million, whose terms were modified in a troubled debt restructuring ("TDR"). Concessions for these TDRs included a below market interest rate and a reduction in the loan principal balance. Subsequently, one loan was paid off, and the other loan was sold. At June 30, 2013, the Company held no loans whose terms were modified in a TDR.

Credit Quality of Loans

The Company, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody's rating, 2) current internal rating and 3) performance. The tables below present, by credit quality indicator, the Company's recorded investment in loans collateralizing asset-backed securities issued at June 30, 2013 and December 31, 2012.

(In thousands)	Senior Secured Bonds/Notes - Cash Flow		Loans Collateralizing Asset-Backed Securities Issued - Cash Flow		Held for Sale - Cash Flow (CF)
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012	2013	2012

Moody's rating:
Baa1 - Baa3	$-	$-	$11,816	$5,883	$-	$-
Ba1 - Ba3	-	-	159,998	129,796	-	-
B1 - B3	3,115	1,958	453,246	263,390	4,326	-
Caa1 - Caa3	-	-	7,960	5,061	-	3,134
Ca	-	-	377	-	2,453	-
Total:	$3,115	$1,958	$633,397	$404,130	$6,779	$3,134

Internal rating:
2	$3,115	$1,958	$629,152	$392,208	$-	$-
3	-	-	4,245	11,922	-	-
4 (1)	-	-	-	-	2,453	3,134
5 (1)		-	-	-	4,326	-
Total:	$3,115	$1,958	$633,397	$404,130	$6,779	$3,134

Performance:
Performing	$3,115	$1,958	$633,397	$401,349	$2,453	$3,134
Non-performing	-	-	-	2,781	4,326	-
Total:	$3,115	$1,958	$633,397	$404,130	$6,779	$3,134

(1)	Loans with an internal rating of 4 or below are reviewed individually to identify loans to be designated for non-accrual status.

The Company determined the fair value of loans collateralizing asset-backed securities to be $642.6 million and $412.0 million as of June 30, 2013 and December 31, 2012, respectively; primarily using the average market bid and ask quotation obtained from a loan pricing service. Such loans are identified as Level 2 assets. When average market bid and ask quotations were not available, the loans are identified as Level 3 assets. The fair value of these Level 3 loans are calculated internally based on their performance. This analysis incorporates comparable loans traded in the marketplace, the obligor's industry, future business prospects, capital structure, and expected credit losses. Significant declines in the performance of the loan would result in decreases to the fair value measurement.

The fair value of the loans held for sale was determined to be $6.9 million and $3.1 million as of June 30, 2013 and December 31, 2012, using similar methodology. Based on the fair value methodology, the Company has identified the loan held for sale as a Level 2 asset.

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

The Company incurred $1.7 million of debt issuance costs, which were capitalized and included in Other Assets. These issuance costs are amortized over the life of the bond. As of June 30, 2013, the Company held $1.6 million of unamortized debt issuance costs.

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

The Sixth Amendment provided a line of credit of up to $30.0 million to the extent the aggregate outstanding balance of all facilities do not exceed $55.0 million. The Amended and Restated Credit Agreement increased the allowable aggregate outstanding balance of all facilities from $55.0 million to $58.0 million. The unused portion of the line bears interest at the rate of 0.25% per annum, paid quarterly. The line of credit will remain available through August 24, 2013. On such date, any outstanding amounts convert to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity on August 24, 2017. The Sixth Amendment also permits additional investments. The Company anticipates that the proceeds will be used to fund certain commitments to HCC LLC, to repurchase Company stock and other permitted investments, and for other general working capital purposes. The Company's outstanding balance on this line of credit was zero and $28.2 million as of June 30, 2013 and December 31, 2012, respectively.

Under the Fifth Amendment, JMP Securities entered into a $20.0 million revolving line of credit with the Lender to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. Draws on the revolving line of credit bear interest at the rate of prime and were available through April 8, 2012 on which date, if there were an existing outstanding amount, it would convert to a loan maturing on April 8, 2013. On May 24, 2012, the line of credit conversion date was extended from April 8, 2012 to May 24, 2014. The Amended and Restated Credit Agreement reduced the revolving subordinated line of credit from $20.0 million to $10.0 million. On May 7, 2013, the subordinated line of credit was increased to $20.0 million. There was no borrowing on this line of credit as of June 30, 2013 or December 31, 2012.

Pursuant to the Amended and Restated Credit Agreement, the Lender also agreed to extend a $15.0 million term loan on or prior to March 31, 2013. This term loan would be repaid in quarterly installments of $1.2 million beginning March 31, 2014 and continuing through September 30, 2016, with a final payment of approximately $1.3 million on December 31, 2016. On April 8, 2013, JMP Group LLC entered into an amendment to the Amended and Restated Credit Agreement with the Lender, which extended the allowable term loan closing date from March 31, 2013 to April 30, 2013, and replaced the final revolving commitment termination date from August 24, 2013 to April 30, 2014. On April 25, 2013, JMP Group drew $15.0 million on the term loan. The outstanding balance on this term loan was $15.0 million as of June 30, 2013.

The Third Amendment converted the Company’s outstanding revolving loans of $8.7 million into a single term loan as of December 31, 2008. The term loan is being repaid in equal quarterly payments of $0.4 million, which commenced on March 31, 2009 and continues through December 31, 2013 and bears interest at LIBOR plus 2.25%. The outstanding balance on this term loan was $0.9 million as of June 30, 2013.

The Third Amendment also provided that of the original $30.0 million revolving line of credit, $21.0 million remained available under the revolving portion of the Credit Agreement and the annual interest rate provisions of the Credit Agreement were increased from the prime rate minus 1.25% to the prime rate and from LIBOR plus 1.25% to LIBOR plus 2.25%. The Lender agreed to continue to provide revolving loans of up to $21.0 million through December 31, 2010, on which date the then existing revolving loans converted into term loans. On December 31, 2010, pursuant to the provisions of the Third Amendment, the outstanding revolving loan of $21.0 million was converted into a single term loan that will fully mature on January 1, 2014. As of December 31, 2010, the revolving line of credit was no longer available for future use. This term loan is being repaid in equal quarterly payments of $1.8 million, which commenced on April 1, 2011 and continue through December 31, 2013. The outstanding balance on this term loan was $3.5 million as of June 30, 2013.

The term loans had an aggregate outstanding principal amount of $19.4 million and $10.5 million at June 30, 2013 and December 31, 2012, respectively. The following table shows the repayment schedules for the principal portion of the term loans at June 30, 2013:

(In thousands)
Year Ending December 31,	Contractual Payments Due
2013	$4,368
2014	4,980
2015	4,980
2016	5,040
$19,368

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit the bank to terminate our note and require the immediate repayment of any outstanding principal and interest. The Third Amendment modified the financial covenants in the Credit Agreement to remove both the minimum requirement of Net Income (as defined in the Credit Agreement) and the minimum requirement of EBITDA (as defined in the Credit Agreement). The Third Amendment also removed the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) and added a new financial covenant regarding the Company’s liquidity. The Sixth Amendment added back the Fixed Charge Coverage Ratio requirement and introduced certain leverage ratio requirements. At June 30, 2013, the Company was in compliance with the loan covenants. The term loans are collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

On May 29, 2010 the Company entered into an interest rate cap with the Lender to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the counterparty in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the term loan to such rate. The cap had an initial notional principal amount of $27.1 million, indexed to LIBOR and amortizes in accordance with the amortization of the revolving line of credit and term loan. The notional principal amount of the cap was $4.4 million at June 30, 2013. See Note 4 for additional information on the interest rate cap.

7. Asset-backed Securities Issued

CLO I

On May 17, 2007, CLO I completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization and obtained $455.0 million of third-party financing. The Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO I. The Notes were issued in six separate classes as set forth in the table below. The Company owns approximately 94.0% of the unsecured subordinated notes and $13.8 million of Class C, D and E notes ($2.0 million of Class C, $4.1 million of Class D and $7.7 million of Class E notes). These unsecured subordinated notes and the Class C, D and E notes owned by the Company are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at June 30, 2013 and December 31, 2012.

(In millions)	As of June 30, 2013
	Notes Originally Issued	Outstanding Principal Balance	Liquidity Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's /S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$315.8	$-	$315.8	0.26% - 0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	-	30.0	0.50%	Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	-	35.0	1.10%	Aaa/AA+
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	-	34.0	2.40%	A1/A-
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	-	30.0	5.00%	Ba1/BB
Total secured notes sold to investors	$455.0	$444.8	$-	$444.8
Unsecured subordinated notes due 2021	45.0	45.0	-	45.0
Total notes for the CLO I offering	$500.0	$489.8	$-	$489.8
Consolidation elimination	N/A	(58.8)	-	(58.8)
Total asset-backed securities issued	N/A	$431.0	$-	$431.0

(1)	These ratings are unaudited and were the current ratings as of June 30, 2013 and are subject to change from time to time.

(In millions)	As of December 31, 2012
	Notes Originally Issued	Outstanding Principal Balance	Liquidity Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's /S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$315.8	$(5.5)	$310.3	0.26% - 0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	(1.4)	28.6	0.50%	Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	(3.3)	31.7	1.10%	Aa3/AA+
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	(3.3)	30.7	2.40%	A3/A-
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	(3.2)	26.8	5.00%	Ba2/BB
Total secured notes sold to investors	$455.0	$444.8	$(16.7)	$428.1
Unsecured subordinated notes due 2021	45.0	45.0	(39.9)	5.1
Total notes for the CLO I offering	$500.0	$489.8	$(56.6)	$433.2
Consolidation elimination	N/A	(58.8)	41.1	(17.7)
Total asset-backed securities issued	N/A	$431.0	$(15.5)	$415.5

(1)	These ratings are unaudited and were the current ratings as of December 31, 2012 and are subject to change from time to time.

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO I loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari-passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and will not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. As of June 30, 2013 and December 31, 2012, all interest on the secured notes was current. The CLO is also required to pay a commitment fee of 0.18% on the unused portion of the funding commitments of the Class A-1 notes. As of June 30, 2013 and December 31, 2012, all of the Class A-1 notes were drawn. The secured notes are secured by the CLO loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The reinvestment period for CLO I ended in May 2013. As of this date, all scheduled principal payments from the borrowers will be applied to paying down the most senior (AAA) CLO notes. The Company is still permitted to reinvest unscheduled principal payments, which includes most loan payoffs. However, in order to reinvest these proceeds, CLO I is required to maintain or improve its weighted average life covenant, the replacement collateral is required to have the same or better Moody and S&P ratings as the loan that prepaid, and the maturity date cannot be further out than the loan that prepaid. These restrictions make reinvestment increasingly difficult as time lapses, which will result in the CLO being paid down more rapidly.

The Notes recorded upon the acquisition of Cratos in April 2009 at fair value reflect a liquidity discount. The activity in the note principal and liquidity discount for the three and six months ended June 30, 2013 comprised the following:

(In thousands)	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Principal	Liquidity Discount	Net	Principal	Liquidity Discount	Net

Balance at beginning of period	$431,003	$(6,304)	$424,699	$431,003	$(15,548)	$415,455
Amortization of discount	-	6,304	6,304	-	15,548	15,548
Balance at end of period	$431,003	$-	$431,003	$431,003	$-	$431,003

The activity in the note principal and liquidity discount for the three and six months ended June 30, 2012 comprised the following:

(In thousands)	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Principal	Liquidity Discount	Net	Principal	Liquidity Discount	Net

Balance at beginning of period	$431,003	$(41,391)	$389,612	$431,003	$(49,447)	$381,556
Amortization of discount	-	8,294	8,294	-	16,350	16,350
Balance at end of period	$431,003	$(33,097)	$397,906	$431,003	$(33,097)	$397,906

CLO II

On April 30, 2013, CLO II completed a $343.8 million aggregate principal amount of notes (the "Secured Notes"). The Secured Notes offered in this proposed transaction were issued in multiple tranches and are rated by Standard & Poor's Ratings Services and, in respect of certain tranches, Moody's Investors Service, Inc. The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO II. The Company owns approximately 72.8% of the unsecured subordinated notes. These unsecured subordinated notes are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at June 30, 2013.

(In millions)	As of June 30, 2013
	Notes Originally Issued	Outstanding Principal Balance	Purchase Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's) (1)
Class X Senior Secured Floating Rate Notes due 2016	$3.8	$3.8	$-	$3.8	1.00%	AAA
Class A Senior Secured Floating Rate Notes due 2023	217.6	217.6	(0.9)	216.7	1.18%	AAA
Class B Senior Deferred Floating Rate Notes due 2023	34.0	34.0	(0.3)	33.7	1.75%	AA
Class C Senior Deferred Floating Rate Notes due 2023	17.0	17.0	(0.7)	16.3	2.75%	A
Class D Senior Deferred Floating Rate Notes due 2023	18.7	18.7	(1.6)	17.1	3.85%	BBB
Class E Senior Deferred Floating Rate Notes due 2023	18.7	18.7	(2.7)	16.0	5.25%	BB
Class F Senior Deferred Floating Rate Notes due 2023	10.2	10.2	(2.1)	8.1	5.75%	B
Total secured notes sold to investors	$320.0	$320.0	$(8.3)	$311.7
Unsecured subordinated notes due 2023	23.8	23.8	0.3	24.1
Total notes for the CLO II offering	$343.8	$343.8	$(8.0)	$335.8
Consolidation elimination	N/A	(23.8)	(0.3)	(24.1)
Total CLO II asset-backed securities issued	N/A	$320.0	$(8.3)	$311.7

(1)	These ratings are unaudited and were the current ratings as of June 30, 2013 and are subject to change from time to time.

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO II loan portfolio and related collection and payment accounts pledged as security. Payment on the Class X notes rank equal, or pari-passu, in right of payment with payments on the Class A notes and payment on the Class X and Class A notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and will not accrue interest. Interest on the secured notes is payable quarterly commencing October 2013 at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. The secured notes are secured by the CLO II loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO II loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The Notes recorded upon the closing of CLO II in April 2013 at fair value reflect a purchase discount. The activity in the note principal and purchase discount for the three and six months ended June 30, 2013 comprised the following:

(In thousands)	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Principal	Purchase Discount	Net	Principal	Liquidity Discount	Net

Balance at beginning of period	$-	$-	$-	$-	$-	$-
CLO II acquisitions	320,000	(8,437)	311,563	320,000	(8,437)	311,563
Amortization of discount	-	143	143	-	143	143
Balance at end of period	$320,000	$(8,294)	$311,706	$320,000	$(8,294)	$311,706

Interest on Asset Backed Securities

Total interest expenses related to the asset-backed securities issued for the three and six months ended June 30, 2013 were $8.9 million and $19.3 million, respectively, which comprised cash coupon of $2.3 million and $3.4 million and a liquidity discount amortization of $6.3 million and $15.5 million, respectively. Total interest expenses related to the asset-backed securities issued for the three and six months ended June 30, 2012 were $9.6 million and $19.0 million, respectively, which comprised cash coupon of $1.3 million and $2.7 million and a liquidity discount amortization of $8.3 million and $16.3 million, respectively. As of June 30, 2013 and December 31, 2012, accrued interest payable on the Notes were $1.8 million and $0.5 million, respectively.

Fair Value of Asset Backed Securities

The Company determined the fair value of asset-backed securities issued to be $725.6 million and $404.3 million as of June 30, 2013 and December 31, 2012, respectively, based upon pricing from published market research for equivalent-rated CLO notes. Based on the fair value methodology, the Company has identified the asset-backed securities issued as Level 2 liabilities.

 8. Stockholders’ Equity

Stock Repurchase Program

The Company’s board of directors authorized the repurchase of 1.0 million shares during the eighteen months subsequent to November 1, 2011, and the repurchase of an additional 0.5 million shares during the fourteen months subsequent to October 30, 2012. On March 5, 2013, the Company's board of directors authorized the repurchase of an additional 1.3 million shares, and extended the authorization of the repurchase of all previously authorized shares for repurchases through December 31, 2014.

During the three months ended June 30, 2013 and 2012, the Company repurchased 470,887 and 46,500 shares, respectively, of the Company’s common stock at an average price of $6.47 per share and $6.10 per share, respectively, for an aggregate purchase price of $3.0 million and $0.3 million, respectively. 356,728 of the shares repurchased during the three months ended June 30, 2013 were repurchased from certain JMPCA employees at a discount to market price in conjunction with their use of said proceeds as a long term capital commitment to CLO II. The remaining shares were purchased on the open market. All 46,500 shares repurchased during the three months ended June 30, 2012 were deemed to have been repurchased in connection with employee stock plans, whereby the Company's shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company.

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

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2013:

	Six Months Ended
	June 30, 2013
	Shares Subject	Weighted Average
	to Option	Exercise Price

Balance, beginning of year	1,608,890	11.12
Granted (1)	1,600,000	6.23
Cancelled	(236,800)	11.95
Balance, end of period	2,972,090	$8.42

Options exercisable at end of period	1,372,090	$10.98

(1)	These options have a Company performance-based condition and a three-year service condition and will vest when both conditions are met.

The following table summarizes the stock options outstanding as well as stock options vested and exercisable as of June 30, 2013:

			As of June 30, 2013
			Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$6.05	-	$12.50	2,972,090	5.96	$8.42	654,250	1,372,090	1.68	$10.98	-

The Company recognizes stock-based compensation expense for stock options over the graded vesting period of the options using the accelerated attribution method. The Company recognized compensation expense related to stock options of $0.3 million and $0.4 for the three and six months ended June 30, 2013. The Company recognized no compensation expense related to stock options for the three and six months ended June 30, 2012.

As of June 30, 2013, there was $3.0 million unrecognized compensation expense related to stock options.

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

The following table summarizes the RSU activity for the six months ended June 30, 2013:

	Six Months Ended
	June 30, 2013
	Restricted Stock	Weighted Average
	Units	Grant Date Fair Value

Balance, beginning of year	1,020,382	7.27
Granted (1)	1,006,827	6.18
Vested	(30,511)	7.78
Forfeited	(107,308)	6.93
Balance, end of period	1,889,390	$6.70

(1)

Includes approximately 560,000, 110,000 and 270,000 RSUs granted to certain employees for long term incentive purposes, as deferred compensation, and as hiring bonuses, respectively. These units have employee service-based vesting conditions and will vest when such conditions are met.

The aggregate fair value of RSUs vested during the three and six months ended June 30, 2013 was zero and $0.2 million. For the three and six months ended June 30, 2013, the income tax benefits realized from the vested RSUs were $0.1 thousand and $29 thousand, respectively.

The Company recognizes compensation expense over a graded vesting period using the accelerated attribution method. For the three months ended June 30, 2013 and 2012, the Company recorded compensation expenses of $1.3 million and $0.2 million for RSUs granted after the IPO. For the six months ended June 30, 2013 and 2012, the Company recorded compensation expenses of $2.2 million and $0.4 million for RSUs granted after the IPO. For the six months ended June 30, 2013 and 2012, the Company recorded no compensation expense related to RSUs awarded in connection with the IPO.

For the three months ended June 30, 2013 and 2012, the Company recognized income tax benefits of $0.6 million and $0.1 million, respectively, related to the compensation expense recognized for RSUs. For the six months ended June 30, 2013 and 2012, the Company recognized income tax benefits of $1.0 million and $0.2 million, respectively, related to the compensation expense recognized for RSUs. As of June 30, 2013, there was $8.4 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.93 years.

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

The computations of basic and diluted net income per share for the three and six months ended June 30, 2013 and 2012 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Numerator:
Net loss	$(1,435)	$(1,638)	$(3,154)	$(1,264)

Denominator:
Basic weighted average shares outstanding	22,199	22,772	22,402	22,476

Effect of potential dilutive securities:
Restricted stock units	-	-	-	-
Diluted weighted average shares outstanding	22,199	22,772	22,402	22,476

Net loss per share
Basic	$(0.06)	$(0.07)	$(0.14)	$(0.06)
Diluted	$(0.06)	$(0.07)	$(0.14)	$(0.06)

Stock options to purchase 1,405,908 and 1,649,666 shares of common stock for the three months ended June 30, 2013 and 2012, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Stock options to purchase 1,600,000 and zero shares of common stock for the three months ended June 30, 2013 and 2012, respectively, had a Company performance-based condition and were not included in the computation of diluted weighted-average common shares outstanding because such performance-based condition has not been met. Stock options to purchase 1,482,851 and 1,677,165 shares of common stock for the six months ended June 30, 2013 and 2012, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Stock options to purchase 1,231,354 and zero shares of common stock for the six months ended June 30, 2013 and 2012, respectively, had a Company performance-based condition and were not included in the computation of diluted weighted-average common shares outstanding because such performance-based condition has not been met. Restricted stock units for 1,890,790 and 217,096 shares of common stock for the three months ended June 30, 2013 and 2012, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Restricted stock units for 1,674,020 and 735,005 shares of common stock for the six months ended June 30, 2013 and 2012, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

11. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the U.S. Internal Revenue Service. There were no contributions by the Company during the six months ended June 30, 2013 and 2012.

12. Income Taxes

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Tax at federal statutory tax rate	34.00%	35.00%	34.00%	35.00%
State income tax, net of federal tax benefit (1)	-3.47%	5.75%	-1.57%	5.75%
Change in New York valuation (1)	1.59%	0.00%	2.01%	0.00%
Adjustment for other permanent items (2)	0.35%	0.64%	0.08%	0.67%
Adjustment for permanent items (HCC LLC non-controlling interest) (2)	0.61%	-0.66%	6.62%	-0.33%
Adjustment for permanent items (HGC and HGC II non-controlling interest) (2)	6.49%	-65.66%	-4.00%	-49.01%
Adjustment for permanent items (HCAP Advisors non-controlling interest) (2)	-15.11%	0.00%	-8.42%	0.00%
Rate before one-time events	24.46%	-24.93%	28.72%	-7.92%
California state enterprise zone tax credit	1.30%	-0.94%	1.45%	-0.93%
Deferred tax asset written off related to options and RSUs	-4.56%	1.04%	-3.45%	0.52%
Effective tax rate	21.20%	-24.83%	26.72%	-8.33%

(1)	In 2012, the Company revised the tax rate used in the calculation of the current and deferred state taxes to reflect its current filing status with the State and City of New York.
(2)	HGC, HGC II, HCC LLC (through May 2, 2013), and HCAP Advisors (effective May 1, 2013) are consolidated for financial reporting purposes but not for tax purposes.

The increase in the effective tax rate for the three and six months ended June 30, 2013 compared to the same periods in 2012 was primarily attributable to income and losses associated with non-controlling interests which are consolidated for financial reporting purposes but are excluded from the computation of total income tax used in the effective tax rate calculation. Income attributed to non-controlling interests decreased from $6.6 million for the three months ended June 30, 2012 to a $0.7 million loss for the same period in 2013. Income attributed to non-controlling interests decreased from $9.9 million for the six months ended June 30, 2012 to a $0.9 million loss for the same period in 2013.

13. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts, Minnesota, New York, and Pennsylvania under various operating leases. Rental expense for the three months ended June 30, 2013 and 2012 were $0.8 million and $0.7 million, respectively. The Company recorded sublease income of $39,015 and $68,148 for the three months ended June 30, 2013 and 2012. Rental expense for both the six months ended June 30, 2013 and 2012 was $1.7 million. The Company recorded sublease income of $78,030 and $136,295 for the six months ended June 30, 2013 and 2012.

The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

(In thousands)	Minimum Future Lease
Year Ending December 31,	Commitments
2013	$1,827
2014	3,934
2015	3,913
2016	3,878
Thereafter	6,197
$19,749

In the normal course of business, the Company enters into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at June 30, 2013 and December 31, 2012, had no material effect on the consolidated financial statements.

The marketable securities owned and the restricted cash, as well as the cash held by the clearing broker, may be used to maintain margin requirements. At both June 30, 2013 and December 31, 2012, the Company had $0.2 million of cash on deposit with JMP Securities’ clearing broker. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. As of June 30, 2013 and December 31, 2012, the Company had unfunded commitments of $68.0 million and $18.6 million, respectively, in the Corporate Credit segment. $52.7 million of the unfunded commitments as of June 30, 2013 relate to commitments traded but not yet closed in CLO II.

14. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $37. 3 million and $36.7 million, which were $36.3 million and $35.7 million in excess of the required net capital of $1.0 million at June 30, 2013 and December 31, 2012, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.28 to 1 and 0.17 to 1 at June 30, 2013 and December 31, 2012, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

15. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various affiliated entities, including corporations, partnerships, limited liability companies, and offshore investment companies. The Company also owns an investment in most of such affiliated entities. As of June 30, 2013 and December 31, 2012, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $59.8 million and $28.0 million, respectively, which consisted of investments in hedge and other private funds of $59.7 million and $27.9 million, respectively, and investments in funds of funds of $0.1 million for both periods. Base management fees earned from these affiliated entities were $2.7 million and $2.5 million for the quarters ended June 30, 2013 and 2012, respectively. Base management fees earned from these affiliated entities were $5.1 million and $4.9 million for the six months ended June 30, 2013 and 2012, respectively. Also, the Company earned incentive fees of $0.8 million and $1.0 million, from these affiliated entities for the three months ended June 30, 2013 and 2012, respectively. The Company earned incentive fees of $5.2 million and $2.1 million, from these affiliated entities for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and December 31, 2012, the Company had incentive fees receivable from these affiliated entities of $0.5 million and $2.9 million, respectively.

16. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at June 30, 2013 and December 31, 2012 have subsequently settled with no resulting material liability to the Company. For the six months ended June 30, 2013 and 2012, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of June 30, 2013 and December 31, 2012.

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

In connection with CLO I and CLO II, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include unfunded commitments to lend and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet of the Company.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In its Corporate Credit segment, the Company had unfunded commitments of $68.0 million and $18.6 million and standby letters of credit of $1.5 million and $1.0 million at June 30, 2013 and December 31, 2012, respectively. $52.7 million of the unfunded commitments as of June 30, 2013 relate to commitments traded but not yet closed in CLO II.

19. Business Segments

The Company’s business results are categorized into the following four business segments: Broker-Dealer, Asset Management, Corporate Credit and Corporate. The Broker-Dealer segment includes a broad range of services, such as underwriting and acting as a placement agent for public and private capital markets raising transactions and financial advisory services in M&A, restructuring and other strategic transactions. The Broker-Dealer segment also includes institutional brokerage services and equity research services to our institutional investor clients. The Asset Management segment includes the management of a broad range of pooled investment vehicles, including the Company’s hedge funds, hedge funds of funds, as well as the Company’s principal investments in public and private securities. The Corporate Credit segment includes the management of collateralized loan obligations, small business loans and certain principal investments through JMP Capital and HCC LLC (through May 2, 2013). The Corporate segment includes revenues and expenses related to JMP Group Inc., the holding company, and JMP Group LLC, and is mainly comprised of corporate overhead expenses and interest expense related to the Company's credit facility with the Lender and the $46 million Senior Notes issued in January 2013.

The accounting policies of the segments are consistent with those described in the Significant Accounting Policies in Note 2 in the 2012 10-K. Management uses Adjusted Operating Net Income as a metric when evaluating the performance of JMP Group's core business strategy and ongoing operations. This measure adjusts the Company's net income as follows: (i) reverses stock-based compensation expense related to equity awards granted both at the time of JMP Group's May 2007 initial public offering and thereafter, (ii) recognizes 100% of the cost of deferred compensation in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, (iii) excludes the net amortization of liquidity discounts on loans held and asset-backed securities issued, (iv) excludes amortization expense related to an intangible asset, (v) reverses net unrealized gains and losses on strategic equity investments and warrants, (vi) excludes non-cash unrealized mark-to-market gains or losses on the investment portfolio at HCC LLC, due to its adoption of investment company accounting, through May 2, 2013 and includes previously reversed gains or losses at time of HCC's IPO as of May 2, 2013, and (vii) excludes gains or losses recognized by JMP Credit Corporation due to the sale or payoff of loans originally included in the portfolio acquired by JMP Group in April 2009. These charges may otherwise obscure the Company's operating income and complicate an assessment of the Company's core business activities. The operating pre-tax net income facilitates a meaningful comparison of the Company's results in a given period to those in prior and future periods. The revenues and expenses are presented on a basis that deconsolidates the investment funds Harvest manages.

The Company’s segment information for the three and six months ended June 30, 2013 and 2012, was prepared using the following methodology:

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

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Broker-Dealer
Non-interest revenues	$28,396	$14,663	$46,031	$37,069
Net interest (expense) income	(33)	2	(49)	50
Total net revenues after provision for loan losses	28,363	14,665	45,982	37,119
Non-interest expenses	23,585	14,113	39,500	33,108
Segment income before income tax expense	4,778	552	6,482	4,011
Segment assets	77,752	63,108	77,752	63,108
Asset Management
Non-interest revenues	4,532	7,629	13,446	13,849
Net interest income	-	77	-	81
Total net revenues after provision for loan losses	4,532	7,706	13,446	13,930
Non-interest expenses	6,540	5,836	14,079	10,603
Non-controlling interest	(1,351)	-	(1,351)	-
Segment income before income tax expense	(657)	1,870	718	3,327
Segment assets	92,135	105,790	92,135	105,790
Corporate Credit
Non-interest revenues	835	737	1,728	1,223
Net interest expense	4,206	4,610	8,839	9,218
Provision for loan losses	153	(111)	85	(204)
Total net revenues after provision for loan losses	5,194	5,236	10,652	10,237
Non-interest expenses	14	(356)	(953)	(893)
Non-controlling interest	245	135	421	270
Segment income before income tax expense	4,935	5,457	11,184	10,860
Segment assets	824,653	495,951	824,653	495,951
Corporate
Non-interest revenues	1,490	323	2,819	1,237
Net interest (expense) income	(779)	81	(1,108)	92
Total net revenues after provision for loan losses	711	404	1,711	1,329
Non-interest expenses	4,248	3,001	8,237	6,865
Segment loss before income tax expense	(3,537)	(2,597)	(6,526)	(5,536)
Segment assets	186,164	137,118	186,164	137,118
Eliminations
Non-interest revenues	(337)	(85)	(585)	(255)
Total net revenues after provision for loan losses	(337)	(85)	(585)	(255)
Non-interest expenses	(388)	(85)	(566)	(255)
Segment loss before income tax expense	51	-	(19)	-
Segment assets	(99,475)	(115,443)	(99,475)	(115,443)
Consolidated Entity
Non-interest revenues	34,916	23,267	63,439	53,123
Net interest expense	3,394	4,770	7,682	9,441
Provision for loan losses	153	(111)	85	(204)
Total net revenues after provision for loan losses	38,463	27,926	71,206	62,360
Non-interest expenses	33,999	22,509	60,297	49,428
Non-controlling interest	(1,106)	135	(930)	270
Segment income before income tax expense	$5,570	$5,282	$11,839	$12,662
Total assets	$1,081,229	$686,524	$1,081,229	$686,524

The following tables reconcile the total segments to consolidated net income before income tax expense and total assets as of and for the three months ended June 30, 2013 and 2012.

(In thousands)	As of and Three Months Ended June 30, 2013
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated

Non-interest revenues	$34,916	$(643)	(a)	$34,273
Net Interest Income	3,394	(5,788)	(b)	(2,394)
Provision for loan losses	153	(1,128)		(975)
Total net revenues after provision for loan losses	$38,463	$(7,559)		$30,904
Non-interest expenses	33,999	(240)	(c )	33,759
Noncontrolling interest	(1,106)	330		(776)
Operating pre-tax net income (loss)	$5,570	$(7,649)	(d)	$(2,079)
Total assets	$1,081,229	$-		$1,081,229

(In thousands)	As of and Three Months Ended June 30, 2012
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated
Non-interest revenues	$23,267	$6,353	(a)	$29,620
Net Interest Income	4,770	(6,388)	(b)	(1,618)
Provision for loan losses	(111)	(996)		(1,107)
Total net revenues after provision for loan losses	$27,926	$(1,031)		$26,895
Non-interest expenses	22,509	179	(c )	22,688
Noncontrolling interest	135	6,630		6,765
Operating pre-tax net income (loss)	$5,282	$(7,840)	(d)	$(2,558)
Total assets	$686,524	$-		$686,524

(In thousands)	As of and Six Months Ended June 30, 2013
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated
Non-interest revenues	$63,439	$(1,828)	(a)	$61,611
Net Interest Income	7,682	(13,217)	(b)	(5,535)
Provision for loan losses	85	(2,009)		(1,924)
Total net revenues after provision for loan losses	$71,206	$(17,054)		$54,152
Non-interest expenses	60,297	(767)	(c )	59,530
Noncontrolling interest	(930)	162		(768)
Operating pre-tax net income (loss)	$11,839	$(16,449)	(d)	$(4,610)
Total assets	$1,081,229	$-		$1,081,229

(In thousands)	As of and Six Months Ended June 30, 2012
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated
Non-interest revenues	$53,123	$10,374	(a)	$63,497
Net Interest Income	9,441	(13,209)	(b)	(3,768)
Provision for loan losses	(204)	(996)		(1,200)
Total net revenues after provision for loan losses	$62,360	$(3,831)		$58,529
Non-interest expenses	49,428	707	(c )	50,135
Noncontrolling interest	270	9,927		10,197
Operating pre-tax net income (loss)	$12,662	$(14,465)	(d)	$(1,803)
Total assets	$686,524	$-		$686,524

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

(d) Reconciling operating pre-tax net income to Consolidated Net Income before income tax expense in the Consolidated Statements of Operations consists of the following:

(In thousands)	Three Months Ended June 30,
	2013	2012
Adjusted operating net income	$3,453	$3,064
Addback of Income tax expense (assumed rate of 38% for 2013 and 42% for 2012)	2,117	2,218
Total Segments adjusted operating pre-tax net income	$5,570	$5,282
Adjustments:
Stock compensation expense	259	-
Compensation expense - post-IPO RSUs	704	208
Deferred compensation program	(1,146)	-
Net unrealized loss (gain) on strategic equity investments and warrants	(243)	447
CLO II general loan loss reserve	821	-
Net amortization of liquidity discounts on loans and asset-backed securities issued	6,239	7,000
Unrealized HCC mark-to-market (gain) loss	772	75
Gain (loss) and specific provision on loan portfolio acquired	243	110
Total Consolidation Adjustments and Reconciling Items	7,649	7,840
Consolidated pre-tax net (loss) income attributable to JMP Group Inc.	$(2,079)	$(2,558)

Income tax (benefit) expense	(644)	(920)
Consolidated Net (Loss) Income attributable to JMP Group Inc.	$(1,435)	$(1,638)

(In thousands)	Six Months Ended June 30,
	2013	2012
Adjusted operating net income	$7,341	$7,343
Addback of Income tax expense (assumed rate of 38% for 2013 and 42% for 2012)	4,498	5,319
Total Segments adjusted operating pre-tax net income	$11,839	$12,662
Adjustments:
Stock compensation expense	396	-
Compensation expense - post-IPO RSUs	1,320	388
Deferred compensation program	(2,270)	-
Net unrealized loss (gain) on strategic equity investments and warrants	(86)	126
CLO II general loan loss reserve	821	-
Net amortization of liquidity discounts on loans and asset-backed securities issued	14,979	14,175
Unrealized HCC mark-to-market (gain) loss	610	87
Gain (loss) and specific provision on loan portfolio acquired	679	(311)
Total Consolidation Adjustments and Reconciling Items	16,449	14,465
Consolidated pre-tax net (loss) income attributable to JMP Group Inc.	$(4,610)	$(1,803)

Income tax (benefit) expense	(1,456)	(539)
Consolidated Net (Loss) Income attributable to JMP Group Inc.	$(3,154)	$(1,264)

When evaluating the performance of JMP Group's core business strategy and ongoing operations, management also reviews the Operating Net Income which includes the non-cash gains and losses recognized by JMP Credit Corp due to the sale or payoff of loans originally included in the portfolio acquired by JMP Group in April 2009, as well as the provision for loan losses related to this portfolio of loans. The reconciling items are included in the line item gain (loss) and specific provisions on loan portfolio acquired in the table above. Including these adjustments, the operating net income, after a 42% and 38% tax rate, is $3.1 million and $3.5 million for the three months ended June 30, 2012 and 2013, respectively and $7.3 million for both the six months ended June 30, 2012 and 2013.

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

(In thousands)	June 30, 2013	December 31, 2012
	Net Assets	Net Assets
Harvest Opportunity Partners II	$94,748	$84,852
Harvest Small Cap Partners	304,104	288,391
Harvest Franchise Fund	108,157	84,192
Harvest Agriculture Select	35,044	18,162
Harvest Technology Partners	40,454	32,689
Harvest Diversified Partners	25,024	23,598

(In thousands)	Three Months Ended June 30,
	2013		2012
	Net Realized and Unrealized Gains (Losses)	Net Investment Loss	Net Realized and Unrealized Gains (Losses)	Net Investment Loss
Harvest Opportunity Partners II	$2,638	$(497)	$730	$(355)
Harvest Small Cap Partners	7,924	(5,772)	19,127	(5,939)
Harvest Franchise Fund	10,139	(1,614)	(6,127)	482
Harvest Agriculture Select	(727)	(104)	337	(66)
Harvest Technology Partners	980	(208)	(1,326)	(275)
Harvest Diversified Partners	254	(124)	(192)	(115)

(In thousands)	Six Months Ended June 30,
	2013		2012
	Net Realized and Unrealized Gains (Losses)	Net Investment Loss	Net Realized and Unrealized Gains (Losses)	Net Investment Loss
Harvest Opportunity Partners II	$6,241	$(846)	$4,669	$(679)
Harvest Small Cap Partners	32,475	(10,403)	14,579	(10,387)
Harvest Franchise Fund	17,493	(1,985)	(2,252)	(397)
Harvest Agriculture Select	991	(206)	1,644	(145)
Harvest Technology Partners	(220)	(421)	489	(435)
Harvest Diversified Partners	926	(276)	1,482	(226)

21. Subsequent Events

On July 30, 2013, the board declared a cash dividend of $0.035 per share of common stock for the second quarter of 2013 to be paid on August 30, 2013, to common stockholders of record on August 16, 2013.

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

Components of Revenues

We derive revenues primarily from fees earned from our investment banking business, net commissions on our trading activities in our sales and trading business, asset management fees and incentive fees in our asset management business, and interest income on collateralized loan obligations we manage. We also generate revenues from principal transactions, interest, dividends, and other income.

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

Asset Management Fees

Asset management fees for hedge funds, hedge funds of funds, private equity funds and Harvest Capital Credit Corporation ("HCC") include base management fees and incentive fees earned from managing investment partnerships sponsored by us. Earned base management fees are generally based on the fair value of assets under management or aggregate capital commitments and the fee schedule for each fund and account. We also earn incentive fees based upon the performance of investment funds and accounts. For most of the funds, such fees are based on a percentage of the excess of an investment return over a specified high-water mark or hurdle rate over a defined performance period. For private equity funds, incentive fees are based on a specified percentage of realized gains from the disposition of each portfolio investment in which each investor participates, and we earn after returning contributions by the investors for that portfolio investment and for all other portfolio investments in which each such investor participates that have been disposed of at the time of distribution.

As of June 30, 2013, the contractual base management fees earned from each of these investment funds ranged between 1% and 2% of assets under management or were 2% of aggregate committed capital. The contractual incentive fees were generally (i) 20%, subject to high-water marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; (iii) 20%, subject to high-water marks, for Harvest Growth Capital LLC ("HGC") and Harvest Growth Capital II LLC ("HGC II"). Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole and our core sectors. These conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another. As we consolidate HGC, HGC II and HCC LLC (through May 2, 2013), the management and incentive fees earned at HCS from HGC, HGC II, and HCC LLC (through May 2, 2013), are eliminated in consolidation.

Asset management fees for the collateralized loan obligations ("CLOs") we manage currently consist only of senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate CLO I and CLO II, the management fees earned at JMP Credit Advisors LLC ("JMPCA") from CLO I and CLO II are eliminated on consolidation in accordance with accounting principles generally accepted in the United States ("GAAP"). At June 30, 2013, the contractual senior and subordinated base management fees earned from the CLO were 0.50% of the average aggregate collateral balance for a specified period.

The following tables present certain information with respect to the investment funds managed by HCS and CLOs managed by JMPCA:

(In thousands)	Assets Under Management (1) at		Company's Share of Assets Under Management at
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Funds Managed by HCS or HCAP Advisors:
Hedge Funds:
Harvest Opportunity Partners II (2)	$132,553	$111,853	$16,085	$4,506
Harvest Small Cap Partners	304,104	288,391	1,106	4,621
Harvest Franchise Fund	108,157	84,192	3,110	2,000
Harvest Agriculture Select (2)	53,916	31,580	13,701	2,428
Harvest Technology Partners (2)	49,366	65,877	10,056	111
Harvest Diversified Partners	25,024	23,598	15,607	14,241
Private Equity Funds:
Harvest Growth Capital LLC (3)	41,014	39,694	1,788	1,798
Harvest Growth Capital II LLC (3)	41,066	7,660	778	268
Funds of Funds:
JMP Masters Fund	47,388	42,182	128	109
REITs:
New York Mortgage Trust	33,875	32,539	N/A	N/A
Loans:
Harvest Capital Credit LLC (3)	-	47,986	-	15,005
Harvest Capital Credit Corporation	45,187	-	N/A	N/A
HCS Totals	$881,650	$775,552	$62,359	$45,087

CLOs by JMPCA:
CLO I (3)	470,111	471,887	N/A	N/A
CLO II (3)	330,481	-	N/A	N/A
JMPCA Totals	$800,592	$471,887	N/A	N/A

JMP Group Inc. Totals	$1,682,242	$1,247,439	$62,359	$45,087

 ____________

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

(3)

HGC, HGC II, HCAP Advisors, CLO I and CLO II were consolidated in the Company’s Statements of Financial Condition at June 30, 2013. HGC, HGC II, HCC LLC and CLO I were consolidated in the Company’s Statements of Financial Condition at December 31, 2012.

(In thousands)	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II (1)	$366	363	137	$30	$153	$13
Harvest Small Cap Partners	8	1,408	393	215	1,388	747
Harvest Franchise Fund	287	274	-	(158)	218	-
Harvest Agriculture Select (1)	(299)	158	-	44	47	32
Harvest Technology Partners (1)	205	154	-	(17)	239	6
Harvest Diversified Partners	112	45	13	(166)	42	11
Private Equity Funds:
Harvest Growth Capital LLC (2)	117	105	-	328	165	-
Harvest Growth Capital II LLC (2)	(30)	282	-	-	-	-
Funds of Funds:
JMP Masters Fund	10	106	-	(1)	123	-
REITs:
New York Mortgage Trust	-	-	293	-	250	221
Loans:
Harvest Capital Credit LLC (2)	N/A	31	66	N/A	54	112
Harvest Capital Credit Corporation	(202)	139	-	-	-	-
CLOs:
CLO I (2)	N/A	596	-	N/A	603	-
CLO II (2)	N/A	219	-	N/A	-	-
Other (3)	N/A	-	-	N/A	1	-
Totals	$574	$3,880	$902	$275	$3,283	$1,142

_________

(1)	HOP II, HAS and HTP include managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(2)

Revenues earned from HGC, HGC II, HCC LLC (through May 2, 2013), CLO I, and CLO II (effective April 30, 2013) are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.

(3)	The CLO within Other initiated liquidation proceedings in December 2011. The remaining assets were distributed in 2012.

(In thousands)	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II (1)	$752	685	350	$223	$288	$112
Harvest Small Cap Partners	235	2,758	4,034	102	2,900	741
Harvest Franchise Fund	463	510	-	(10)	354	-
Harvest Agriculture Select (1)	96	294	181	239	80	99
Harvest Technology Partners (1)	(85)	337	-	(9)	424	624
Harvest Diversified Partners	480	87	68	722	86	63
Private Equity Funds:
Harvest Growth Capital LLC (2)	117	211	30	525	326	76
Harvest Growth Capital II LLC (2)	(50)	556	-	-	-	-
Funds of Funds:
JMP Masters Fund	18	204	-	2	246	-
REITs:
New York Mortgage Trust	-	-	593	87	500	428
Loans:
Harvest Capital Credit LLC (2)	N/A	108	386	N/A	78	166
Harvest Capital Credit Corporation	(202)	139	-	-	-	-
CLOs:
CLO I (2)	N/A	1,180	-	N/A	1,192	-
CLO II (2)		219	-	N/A	-	-
Other (3)	N/A	-	-	N/A	23	-
Totals	$2,026	$7,288	$5,642	$1,881	$6,497	$2,309
_________

(1)	HOP II, HAS and HTP include managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(2)

Revenues earned from HGC, HGC II, HCC LLC (through May 2, 2013), CLO I and CLO II (effective April 30, 2013) are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.

(3)	The CLO within Other initiated liquidation proceedings in December 2011. The remaining assets were distributed in 2012.

Principal Transactions

Principal transaction revenues includes realized and unrealized net gains and losses resulting from our principal investments, which include investments in equity and other securities for our own account and as the general partner of funds managed by us, warrants we may receive from certain investment banking assignments, as well as limited partner investments in private funds managed by third parties. In addition, we invest a portion of our capital in a portfolio of equity securities managed by HCS and in side-by-side investments in the funds managed by us. In certain cases, we also co-invest alongside our institutional clients in private transactions resulting from our investment banking business. Principal transaction revenues also include unrealized gains and losses on the private equity securities owned by HGC and HGC II, two private equity funds managed by HCS which are consolidated in our financial statements, as well as unrealized gains and losses on the investments in private companies sponsored by HCS and JMP Capital LLC ("JMP Capital"), and unrealized gains and losses on the warrants, options and equity securities owned by HCC LLC.

Gain on Sale, Payoff and Mark-to-market of Loans

Gain on sale, payoff and mark-to-market of loans consists of gains from the sale and payoff of loans collateralizing asset-backed securities at JMP Credit and small business loans at HCC LLC (through May 2, 2013). Gains are recorded when the proceeds exceed the carrying value of the loan. Gain on sale, payoff and mark-to-market of loans also consists of lower of cost or market adjustments arising from loans held for sale and fair value market adjustments of the small business loans. Losses are recorded for the loan held for sale when the carrying value exceeds fair value. Changes to the fair value of the small business loans are also recorded to this line item.

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

Interest Expense

Interest expense primarily consists of interest expense incurred on asset-backed securities issued and note payable, and the amortization of bond issuance costs. Interest expense on asset-backed securities is the stated coupon payable as a percentage of the principal amount as well as amortization of the liquidity discount which was recorded at the acquisition date of Cratos. Interest expense is recorded on the accrual basis in accordance with the terms of the respective asset-backed securities issued and note payable.

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

Administration

Administration expense primarily includes the cost of hosted conferences, non-capitalized systems and software expenditures, insurance, business tax (non-income), office supplies, recruiting, regulatory fees, and underwriting expenses paid by HCAP Advisors in connection with an agreement with HCC.

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

Non-controlling Interest

Non-controlling interest for the six months ended June 30, 2012 includes the interest of third parties in CLO I, HGC and HCC LLC, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the six months ended June 30, 2013 also includes the interest of third parties in HGC II, CLO II and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements.

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

On August 6, 2010, along with individual employee security holders (the “Unitholders”) of JMP Credit, we entered into an Exchange Agreement providing for, among other things, an offer to buy the minority interest units and shares in JMP Credit held by the Unitholders in exchange for a combination of (i) restricted common stock of the Company par value $.001 per share, (ii) cash and (iii) certain CLO I subordinated notes. In connection with the Exchange Agreement, we issued an aggregate of 381,310 shares of restricted stock and transferred 109 subordinated notes to the Unitholders and we received all the remaining units and shares of JMP Credit that we did not previously own. The restricted stock and the CLO I notes are subject to limitations on transfer and our repurchase rights in the event of certain terminations of the Unitholder’s employment with the Company or its affiliates through June 1, 2013. As a result of the aforementioned transaction, we own 100% of JMP Credit and approximately 94% of the subordinated notes of CLO I.

On August 18, 2011, HCS entered into an investment management and advisory agreement with HCC LLC. HCC LLC makes direct investments in the form of subordinated debt and, to a lesser extent, senior debt and minority equity investments, in privately-held U.S. small to mid-size companies. HCC LLC commenced operations in September 2011. HCS acts as its investment advisor, earning a base management fee equal to 2% annually of the gross assets acquired with equity. HCS does not charge a base management fee on assets funded through the Company's line of credit. JMP Credit Advisors provided HCC LLC with its administrative services, and is reimbursed its expenses, including the allocable percentage of the compensation costs for the employees performing services under the agreement. The Company consolidated HCC LLC into its consolidated financial statements through May 2, 2013.

On April 25, 2013, HCC entered into an acquisition agreement with HCC LLC. Pursuant to this acquisition agreement, immediately prior to the election to be treated as a BDC under the 1940 Act, HCC acquired HCC LLC, and the holders of membership interests in HCC LLC received shares of HCC common stock in exchange for their interests in HCC LLC. The outstanding limited liability company units of HCC LLC were converted into a number of shares of HCC common stock. The conversion of units to shares and HCC LLC to HCC did not result in a change of control, nor change in management. The conversion was a transaction to change corporate form in preparation for the IPO. HCC engaged HCAP Advisors LLC to act as its adviser. Subject to the overall supervision of the HCC independent board of directors, HCAP Advisors manages HCC's day-to-day operations and provides investment advisory services. On May 2, 2013, HCC priced its initial public offering of 3.4 million shares of its common stock at a price of $15.00 per share, raising $51.0 million in gross proceeds. The underwriters of the offering were granted a 30-day option to purchase up to an additional 433,333 shares of common stock from the company. That option was exercised on May 15, raising an additional $6.5 million. After the offering, the Company's ownership of HCC was 13.1%. The Company performed a consolidation analysis at the time of the offering. Because of its current ownership and management position, the Company deconsolidated HCC effective May 2, 2013.

On April 3, 2013, entities sponsored by JMP Group Inc. priced a $343.8 million CLO. The senior notes offered in this proposed transaction (the “Secured Notes”) were issued by JMP Credit Advisors CLO II Ltd., a special purpose Cayman vehicle, and co-issued in part by JMP Credit Advisors CLO II LLC, a special purpose Delaware vehicle, and were backed by a diversified portfolio of broadly syndicated leveraged loans. The Secured Notes were issued in multiple tranches and are rated by Standard & Poor's Ratings Services and, in respect of certain tranches, Moody's Investors Service, Inc. The Secured Notes were priced with a weighted average coupon of three-month LIBOR plus 1.86%. The Company, through a wholly-owned subsidiary, retained $17.3 million of the subordinated notes of the Issuer (the “Subordinated Notes”). The Subordinated Notes will not bear interest and will not be rated. The transaction closed on April 30, 2013. The Company manages CLO II, and owns approximately 73% of the Subordinated Notes.

HCAP Advisors was formed on December 18, 2012. HCAP Advisors appointed JMP Group LLC as its Manager effective May 1, 2013, and began offering investment advisory services. The Company owns 51% equity interest in the entity.

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2013 and 2012 and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Three Months Ended June 30,		Change from 2012 to 2013
	2013	2012	$	%
Revenues
Investment banking	$21,057	$9,133	$11,924	130.6%
Brokerage	6,980	5,412	1,568	29.0%
Asset management fees	3,527	3,492	35	1.0%
Principal transactions	2,292	7,780	(5,488)	-70.5%
Gain on sale and payoff of loans and mark-to-market of loans	336	1,405	(1,069)	-76.1%
Net dividend income (expense)	55	(9)	64	-711.1%
Other income	26	2,407	(2,381)	-98.9%
Non-interest revenues	34,273	29,620	4,653	15.7%

Interest income	7,711	8,260	(549)	-6.6%
Interest expense	(10,105)	(9,878)	(227)	2.3%
Net interest expense	(2,394)	(1,618)	(776)	48.0%

Provision for loan losses	(975)	(1,107)	132	-11.9%

Total net revenues after provision for loan losses	30,904	26,895	4,009	14.9%

Non-interest expenses
Compensation and benefits	24,776	16,704	8,072	48.3%
Administration	4,005	1,709	2,296	134.3%
Brokerage, clearing and exchange fees	1,025	858	167	19.5%
Travel and business development	1,039	987	52	5.3%
Communication and technology	832	825	7	0.8%
Professional fees	812	718	94	13.1%
Other	1,270	887	383	43.2%
Total non-interest expenses	33,759	22,688	11,071	48.8%
(Loss) income before income tax expense	(2,855)	4,207	(7,062)	-167.9%
Income tax (benefit) expense	(644)	(920)	276	-30.0%
Net (loss) income	(2,211)	5,127	(7,338)	-143.1%
Less: Net income attributable to non-controlling interest	(776)	6,765	(7,541)	-111.5%
Net loss attributable to JMP Group Inc.	$(1,435)	$(1,638)	$203	-12.4%

(In thousands)	Six Months Ended June 30,		Change from 2012 to 2013
	2013	2012	$	%
Revenues
Investment banking	$33,164	$25,792	$7,372	28.6%
Brokerage	12,174	10,904	1,270	11.6%
Asset management fees	10,278	6,966	3,312	47.5%
Principal transactions	4,209	14,264	(10,055)	-70.5%
Gain on sale and payoff of loans	1,425	2,452	(1,027)	-41.9%
Net dividend income (expense)	47	(23)	70	-304.3%
Other income	314	3,142	(2,828)	-90.0%
Non-interest revenues	61,611	63,497	(1,886)	-3.0%

Interest income	15,869	15,718	151	1.0%
Interest expense	(21,404)	(19,486)	(1,918)	9.8%
Net interest expense	(5,535)	(3,768)	(1,767)	46.9%

Provision for loan losses	(1,924)	(1,200)	(724)	60.3%

Total net revenues after provision for loan losses	54,152	58,529	(4,377)	-7.5%

Non-interest expenses
Compensation and benefits	44,381	38,475	5,906	15.4%
Administration	5,336	2,959	2,377	80.3%
Brokerage, clearing and exchange fees	1,912	1,754	158	9.0%
Travel and business development	1,997	1,689	308	18.2%
Communication and technology	1,685	1,733	(48)	-2.8%
Professional fees	1,836	1,357	479	35.3%
Other	2,383	2,168	215	9.9%
Total non-interest expenses	59,530	50,135	9,395	18.7%
Income before income tax (benefit) expense	(5,378)	8,394	(13,772)	-164.1%
Income tax (benefit) expense	(1,456)	(539)	(917)	170.1%
Net income	(3,922)	8,933	(12,855)	-143.9%
Less: Net income (loss) attributable to noncontrolling interest	(768)	10,197	(10,965)	-107.5%
Net loss attributable to JMP Group Inc.	$(3,154)	$(1,264)	$(1,890)	149.5%

Three months ended June 30, 2013, Compared to Three months ended June 30, 2012

Overview

Total net revenues after provision for loan losses increased $4.0 million, or 14.9%, from $26.9 million for the quarter ended June 30, 2012 to $30.9 million for the quarter ended June 30, 2013, driven by an increase in non-interest revenues of $4.7 million.

Non-interest revenues increased $4.7 million, or 15.7%, from $29.6 million for the quarter ended June 30, 2012 to $34.3 million in the same period in 2013. This increase was primarily driven by an $11.9 million increase in investment banking revenues, partially offset by a $5.5 million decrease in principal transactions.

Net interest expense increased $0.8 million, or 48.0%, from $1.6 million for the quarter ended June 30, 2012 to $2.4 million for the same period in 2013. This increase in net interest expense is primarily attributed to $1.0 million interest expense related to the bond issued in January 2013.

Provision for loan losses decreased $0.1 million from $1.1 million for the quarter ended June 30, 2012 to $1.0 million for the quarter ended June 30, 2013. The decrease was driven by a specific reserve from one non-accrual loan held at JMP Credit recorded in the quarter ended June 30, 2012, partially offset by the general reserve recorded in connection with the loan portfolio underlying CLO II which closed in the quarter ended June 30, 2013.

Total non-interest expenses increased $11.1 million, or 48.8%, from $22.7 million for the quarter ended June 30, 2012 to $33.8 million for the quarter ended June 30, 2013, primarily due to an increase in compensation and benefits of $8.1 million and an increase in administration of $2.3 million.

Net loss attributable to JMP Group Inc. decreased $0.2 million, or 12.4%, from $1.6 million after income tax benefit of $0.9 million for the quarter ended June 30, 2012 to $1.4 million after income tax benefit of $0.6 million for the quarter ended June 30, 2013.

 Six months ended June 30, 2013, Compared to Six months ended June 30, 2012

Overview

Total net revenues after provision for loan losses decreased $4.3 million, or 7.5%, from $58.5 million for the six months ended June 30, 2012 to $54.2 million for the six months ended June 30, 2013, driven by a decrease in non-interest revenues of $1.9 million and an increase in interest expense of $1.8 million.

Non-interest revenues decreased $1.9 million, or 3.0%, from $63.5 million for the six months ended June 30, 2012 to $61.6 million in the same period in 2013. This decrease was primarily due to a $10.1 million decrease in principal transactions and a $2.8 million decrease in other income, partially offset by a $7.4 million increase in investment banking revenues and $3.3 million increase in asset management revenues.

Net interest expense increased $1.8 million, or 46.9%, from $3.8 million for the six months ended June 30, 2012 to $5.5 million for the same period in 2013. This increase in net interest expense is primarily attributed to $1.6 million interest expense related to the bond issued in January 2013.

Provision for loan losses increased $0.7 million from $1.2 million for the six months ended June 30, 2012 to $1.9 million for the six months ended June 30, 2013. The increase was driven by a specific reserve from one non-accrual loan held at JMP Credit recorded in the six months ended June 30, 2013 and by the general reserve recorded in connection with the loan portfolio underlying CLO II which closed in the six months ended June 30, 2013. The increase was partially offset by a specific reserve from one non-accrual loan held at JMP Credit recorded in the six months ended June 30, 2012.

Total non-interest expenses increased $9.4 million, or 18.7%, from $50.1 million for the six months ended June 30, 2012 to $59.5 million for the six months ended June 30, 2013, primarily due to an increase in compensation and benefits of $5.9 million and an increase in administration expenses of $2.4 million.

Net loss attributable to JMP Group Inc. increased $1.9 million, or 149.5%, from $1.3 million after income tax benefit of $0.5 million for the six months ended June 30, 2012 to $3.2 million after income tax benefit of $1.5 million for the six months ended June 30, 2013.

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

Management also reviews the Operating Net Income, which differs from the Adjusted Operating Net Income, as it includes the non-cash gains and losses recognized by JMP Credit Corp due to the sale or payoff of loans originally included in the portfolio acquired by JMP Group in April 2009. As these items were fully accounted for as of May 1, 2013, Adjusted Operating Net Income will be equivalent to Operating Net Income beginning the second quarter in 2013.

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

(iv)	excludes non-cash amortization expense related to an intangible asset;

(v)	reverses net non-cash unrealized gains and losses on strategic equity investments and warrants;

(vi)	reverses the general loss provision taken in connection with the origination of JMP Credit Advisors CLO II;

(vii)

excludes non-cash unrealized mark-to-market gains or losses on the investment portfolio at HCC LLC, to report results consistent with the adoption of investment company accounting, through May 2, 2013 and includes previously reversed gains or losses at the time of HCC's IPO at May 2, 2013;

(viii)

excludes non-cash gains or losses recognized by JMP Credit Corporation due to the sale or payoff of loans originally included in the portfolio acquired by JMP Group in April 2009, as these gains and losses provide a relatively volatile revenue stream that management believes is not indicative of the Company’s core businesses and ongoing operations;

(ix)

presents revenues and expenses on a basis that deconsolidates HGC, HGC II and HCC LLC, which are certain investment funds that HCS manages, as we own a relatively small percentage of these funds, even though we consolidate them under GAAP; and

(x)	assumes a combined federal, state and local income tax rate of 38% for 2013 and 42% for 2012.

Discussed below is our Adjusted Operating Net Income by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company's various business lines.

	Three Months Ended June 30, 2013
(In thousands)	Broker-Dealer	Asset Management	Corporate Credit	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$21,310	$-	$-	$-	$(253)	$21,057
Brokerage	6,980	-	-	-	-	6,980
Asset management related fees	-	4,073	86	-	(84)	4,075
Principal transactions	114	38	9	1,427	-	1,588
Gain on sale, payoff and mark-to-market of loans	-	-	740	-	-	740
Net dividend income	(8)	421	-	63	-	476
Net interest (expense) income	(33)	-	4,206	(779)	-	3,394
Provision for loan losses	-	-	153	-	-	153
Adjusted net revenues	28,363	4,532	5,194	711	(337)	38,463
Non-interest expenses
Non-interest expenses	23,585	6,540	14	4,248	(388)	33,999
Less: Non-controlling interest	-	(1,351)	245	-	-	(1,106)
Operating pre-tax net income (loss)	4,778	(657)	4,935	(3,537)	51	5,570
Income tax expense (assumed rate of 38%)	1,816	(250)	1,875	(1,344)	20	2,117
Adjusted operating net income (loss)	$2,962	$(407)	$3,060	$(2,193)	$31	$3,453

	Three Months Ended June 30, 2012
(In thousands)	Broker-Dealer	Asset Management	Corporate Credit	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$9,205	$-	$-	$-	$-	$9,205
Brokerage	5,412	-	-	-	-	5,412
Asset management related fees	(26)	6,353	24	(54)	(85)	6,212
Principal transactions	81	1,276	81	377	-	1,815
Gain on sale, payoff and mark-to-market of loans	-	-	632	-	-	632
Net dividend income	(9)	-	-	-	-	(9)
Net interest income	2	77	4,610	81	-	4,770
Provision for loan losses	-	-	(111)	-	-	(111)
Adjusted net revenues	14,665	7,706	5,236	404	(85)	27,926
Non-interest expenses
Non-interest expenses	14,113	5,836	(356)	3,001	(85)	22,509
Less: Non-controlling interest	-	-	135	-	-	135
Operating pre-tax net income (loss)	552	1,870	5,457	(2,597)	-	5,282
Income tax expense (assumed rate of 42%)	232	785	2,292	(1,091)	-	2,218
Adjusted operating net income (loss)	$320	$1,085	$3,165	$(1,506)	$-	$3,064

The following table reconciles the adjusted operating net income to Total Segments adjusted operating pre-tax net income, to consolidated pre-tax net income (loss) attributable to JMP Group, and to consolidated net income (loss) attributable to JMP Group, for the three months ended June 30, 2013 and 2012.

(In thousands)	Three Months Ended June 30,
	2013	2012
Adjusted operating net income	$3,453	$3,064
Addback of Income tax expense (assumed rate of 38% for 2013 and 42% for 2012)	2,117	2,218
Total Segments adjusted operating pre-tax net income	$5,570	$5,282
Adjustments:
Stock compensation expense	259	-
Compensation expense - post-IPO RSUs	704	208
Deferred compensation program	(1,146)	-
Net unrealized loss (gain) on strategic equity investments and warrants	(243)	447
CLO II general loan loss reserve	821	-
Net amortization of liquidity discounts on loans and asset-backed securities issued	6,239	7,000
Unrealized HCC mark-to-market (gain) loss	772	75
Gain (loss) and specific provision on loan portfolio acquired	243	110
Total Consolidation Adjustments and Reconciling Items	7,649	7,840
Consolidated pre-tax net loss attributable to JMP Group Inc.	$(2,079)	$(2,558)

Income tax (benefit) expense	(644)	(920)
Consolidated Net loss attributable to JMP Group Inc.	$(1,435)	$(1,638)

When evaluating the performance of JMP Group's core business strategy and ongoing operations, management also reviews the operating net income which includes the non-cash gains and losses recognized by JMP Credit Corp due to the sale or payoff of loans originally included in the portfolio acquired by JMP Group in April 2009, as well as the provision for loan losses related to this portfolio of loans. The reconciling items are included in the line item gain (loss) and specific provisions on loan portfolio acquired in the table above. The reconciling items include the non-cash losses of $0.4 million and gains of $0.8 million, specific reserve on loans from the portfolio of zero and $1.0 million, and the related compensation decreasing adjustment of $0.4 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively. Including these adjustments, the operating net income, after a 42% and 38% tax rate, is $3.0 million and $3.3 million for the three months ended June 30, 2012 and 2013, respectively.

	Six Months Ended June 30, 2013
(In thousands)	Broker-Dealer	Asset Management	Corporate Credit	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$33,488	$-	$-	$-	$(323)	$33,165
Brokerage	12,174	-	-	-	-	12,174
Asset management related fees	-	12,106	136	-	(268)	11,974
Principal transactions	385	662	9	2,756	6	3,818
Gain on sale, payoff and mark-to-market of loans	-	-	1,583	-	-	1,583
Net dividend income	(16)	678	-	63	-	725
Net interest (expense) income	(49)	-	8,839	(1,108)	-	7,682
Provision for loan losses	-	-	85	-	-	85
Adjusted net revenues	45,982	13,446	10,652	1,711	(585)	71,206
Non-interest expenses
Non-interest expenses	39,500	14,079	(953)	8,237	(566)	60,297
Less: Non-controlling interest	-	(1,351)	421	-	-	(930)
Operating pre-tax net income (loss)	6,482	718	11,184	(6,526)	(19)	11,839
Income tax expense (assumed rate of 38%)	2,463	273	4,249	(2,480)	(7)	4,498
Adjusted operating net income (loss)	$4,019	$445	$6,935	$(4,046)	$(12)	$7,341

	Six Months Ended June 30, 2012
(In thousands)	Broker-Dealer	Asset Management	Corporate Credit	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$25,918	$-	$-	$-	$-	$25,918
Brokerage	10,904	-	-	-	-	10,904
Asset management related fees	(26)	11,026	63	(54)	(255)	10,754
Principal transactions	296	2,746	245	1,291	-	4,578
Gain on sale, payoff and mark-to-market of loans	-	-	915	-	-	915
Net dividend income	(23)	77	-	-	-	54
Net interest income	50	81	9,218	92	-	9,441
Provision for loan losses	-	-	(204)	-	-	(204)
Adjusted net revenues	37,119	13,930	10,237	1,329	(255)	62,360
Non-interest expenses
Non-interest expenses	33,108	10,603	(893)	6,865	(255)	49,428
Less: Non-controlling interest	-	-	270	-	-	270
Operating pre-tax net income (loss)	4,011	3,327	10,860	(5,536)	-	12,662
Income tax expense (assumed rate of 42%)	1,685	1,397	4,562	(2,325)	-	5,319
Adjusted operating net income (loss)	$2,326	$1,930	$6,298	$(3,211)	$-	$7,343

The following table reconciles the adjusted operating net income to Total Segments adjusted operating pre-tax net income, to consolidated pre-tax net income (loss) attributable to JMP Group, and to consolidated net income (loss) attributable to JMP Group, for the six months ended June 30, 2013 and 2012.

(In thousands)	Six Months Ended June 30,
	2013	2012
Adjusted operating net income	$7,341	$7,343
Addback of Income tax expense (assumed rate of 38% for 2013 and 42% for 2012)	4,498	5,319
Total Segments adjusted operating pre-tax net income	$11,839	$12,662
Adjustments:
Stock compensation expense	396	-
Compensation expense - post-IPO RSUs	1,320	388
Deferred compensation program	(2,270)	-
Net unrealized loss (gain) on strategic equity investments and warrants	(86)	126
CLO II general loan loss reserve	821	-
Net amortization of liquidity discounts on loans and asset-backed securities issued	14,979	14,175
Unrealized HCC mark-to-market (gain) loss	610	87
Gain (loss) and specific provision on loan portfolio acquired	679	(311)
Total Consolidation Adjustments and Reconciling Items	16,449	14,465
Consolidated pre-tax net loss attributable to JMP Group Inc.	$(4,610)	$(1,803)

Income tax (benefit) expense	(1,456)	(539)
Consolidated Net loss attributable to JMP Group Inc.	$(3,154)	$(1,264)

When evaluating the performance of JMP Group's core business strategy and ongoing operations, management also reviews the operating net income which include the non-cash gains and losses recognized by JMP Credit Corp due to the sale or payoff of loans originally included in the portfolio acquired by JMP Group in April 2009, as well as the provision for loan losses related to this portfolio of loans. The reconciling items are included in the line item gain (loss) and specific provisions on loan portfolio acquired in the table above. The reconciling items include the non-cash losses of $0.2 million and gain of $1.5 million, specific reserve on loans from the portfolio of $0.9 million and $1.0 million, and the related compensation decreasing adjustment of $0.5 million and increasing adjustment of $0.2 million for the six months ended June 30, 2013 and 2012, respectively. Including these adjustments, the operating net income, after a 42% and 38% tax rate, is $7.3 million for both the six months ended June 30, 2012 and 2013.

Three months ended June 30, 2013 Compared to Three months Ended June 30, 2012

Revenues

Investment Banking

Investment banking revenues increased $12.0 million, or 130.6%, from $9.1 million for the quarter ended June 30, 2012 to $21.1 million for the same period in 2013. As a percentage of total net revenues after provision for loan losses, investment banking revenues increased from 34.0% for the quarter ended June 30, 2012 to 68.1% for the quarter ended June 30, 2013.

Our segment reported investment banking revenues, earned in our Broker-Dealer segment, increased $11.9 million, or 128.8%, from $9.2 million for the quarter ended June 30, 2012 to $21.1 million for the same period in 2013. Our debt and convertible revenues increased $4.2 million, or 653.8%, from $0.6 million for the quarter ended June 30, 2012 to $4.8 million for the quarter ended June 30, 2013. We executed eight debt and convertible transactions in the quarter ended June 30, 2013 compared to five in the same period in 2012. Our strategic advisory revenues increased $3.1 million, or 433.7%, from $0.7 million for the quarter ended June 30, 2012 to $3.8 million for the quarter ended June 30, 2013. We executed four strategic advisory transactions in the quarter ended June 30, 2013 compared to one in the quarter ended June 30, 2012. Public equity underwriting revenues increased $2.8 million, or 41.1%, from $6.7 million for the quarter ended June 30, 2012 to $9.5 million for the quarter ended June 30, 2013. We executed 37 and 16 public equity underwriting transactions in the quarters ended June 30, 2013 and 2012, respectively. We acted as a lead manager on seven transactions in the quarter ended June 30, 2013 compared to three in the same period in 2012. Private capital markets and other transaction revenues increased $1.8 million, or 175.3%, from $1.1 million for the quarter ended June 30, 2012 to $2.9 million for the same period in 2013. We executed two transactions related to private capital markets and other transactions in the quarter ended June 30, 2013 compared to three in the same period in 2012.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment increased $1.6 million, or 29.0%, from $5.4 million for the quarter ended June 30, 2012 to $7.0 million for the quarter ended June 30, 2013. The increase was the result of increased volume. Brokerage revenues increased as a percentage of total net revenues after provision for loan losses, from 20.1% for the quarter ended June 30, 2012 to 22.6% for the quarter ended June 30, 2013. On an adjusted basis, brokerage revenues were 19.4% and 18.1% for the quarters ended June 30, 2012 and June 30, 2013, respectively, as a percentage of adjusted net revenue after provision for loan losses.

Asset Management Fees

(In thousands)	Three Months Ended June 30,
	2013	2012
Base management fees:
Fees reported as asset management fees	$2,691	$2,462
Fees reported as other income	-	606
Fees earned at HGC, HGC II, HCC LLC and HCAP Advisors	456	241
Total base management fees	3,147	3,309

Incentive fees:
Fees reported as asset management fees	$836	$1,030
Fees earned at HGC, HGC II, HCC LLC and HCAP Advisors	66	112
Total incentive fees	902	1,142

Other fee income:
Fundraising fees	$26	$26
New York Mortgage Trust termination fee	-	1,735
Total other fee income	26	1,761

Asset management related fees:
Fees reported as asset management fees	$3,527	$3,492
Fees reported as other income	26	2,367
Fees earned at HGC, HGC II, HCC LLC and HCAP Advisors	522	353
Total Segment asset management related fee revenues	$4,075	$6,212

Fees reported as asset management fees were $3.5 million for both the quarters ended June 30, 2012 and 2013. As a percentage of total net revenues after provision for loan losses, asset management revenues decreased from 13.0% for the quarter ended June 30, 2012 to 11.4% for the quarter ended June 30, 2013. Fees reported as other income decreased $2.4 million, or 98.9% from $2.4 million for the quarter ended June 30, 2012 to $26 thousand for the quarter ended June 30, 2013. As a percentage of total net revenues after provision for loan losses, other income decreased from 8.9% for the quarter ended June 30, 2012 to 0.1% for the same period in 2013.

Total segment asset management related fees include base management fees and incentive fees for our funds and CLOs under management, as well as other income from fee-sharing arrangements with, and fees earned to raise capital for, third-party investment partnerships or funds. Adjusted asset management related fees are a non-GAAP financial measure that adjusts our total segment asset management related fees by reversing the elimination of those fees in the consolidation of HGC, HGC II, HCC LLC (through May 2, 2013) and HCAP Advisors (effective May 1, 2013). Adjusted asset management related fees are reconciled to the GAAP measure, total segment asset management fee revenues, in the table above. We believe that presenting adjusted asset management related fees is useful to investors as a means of assessing the performance of JMP Group's combined asset management activities, including its fundraising and other services for third parties. We believe that adjusted asset management-related fee revenues provide useful information by indicating the relative contributions of base management fees and performance-related incentive fees, thus facilitating a comparison of those fees in a given period to those in prior and future periods. We also believe that asset management-related fee revenue is a more meaningful measure than standalone asset management fees as reported, because asset management-related fee revenues represent the combined impact of JMP Group's various asset management activities on the Company's total net revenues.

Total segment asset management related fee revenue decreased $2.1 million from $6.2 million for the quarter ended June 30, 2012 to $4.1 million for the quarter ended June 30, 2013. The decrease was primarily attributed to the $1.7 million NYMT termination fee earned in 2012, in addition to a $0.2 million decrease in incentive fees. Total incentive fees decreased $0.2 million from $1.1 million for the quarter ended June 30, 2012 to $0.9 million for the same period in 2013. The decrease in incentive fees was driven by a decrease of $0.3 million related to HSCP, partially offset by an increase of incentive fees earned at HOP II of $0.1 million. On an adjusted basis, adjusted asset management related fees decreased from 22.2% for the quarter ended June 30, 2012 to 10.6% for the quarter ended June 30, 2013 as a percentage of adjusted net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues decreased $5.5 million from $7.8 million for the quarter ended June 30, 2012 to $2.3 million for the same period in 2013. As a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 28.9% for the quarter ended June 30, 2012 to 7.4% for the quarter ended June 30, 2013.

Total segment principal transaction revenues decreased $0.2 million from $1.8 million for the quarter ended June 30, 2012 to $1.6 million for the same period in 2013. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. We believe that presenting total segment principal transaction revenues is useful to investors as a means of assessing the performance of JMP Group’s combined investment activities. The principal transaction revenues for 2013 were primarily based in our Broker-Dealer and Corporate segments, which collectively reflected $1.5 million of the $1.6 million principal transaction revenues. The principal transaction revenues for 2012 were primarily based in our Asset Management and Corporate segments, which collectively reflected $1.7 million of the $1.8 million principal transaction revenues. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

(In thousands)	Three Months Ended June 30,
	2013	2012

Equity and other securities excluding non-controlling interest	$898	$403
Warrants and other investments	253	1,038
Investment partnerships	437	374
Total Segment principal transaction revenues	1,588	1,815
Operating adjustment addbacks	(529)	(447)
Non-controlling interest in HGC, HGC II and HCC LLC	1,233	6,412
Total principal transaction revenues	$2,292	$7,780

The decrease primarily reflects reduced revenue from warrants and other investments, partially offset by an increase in revenue from equity and other securities. Revenues from warrants and other investments decreased by $0.7 million from $1.0 million for the quarter ended June 30, 2012 to revenues of $0.3 million for the quarter ended June 30, 2013, primarily driven by a $0.9 million gain related to redemptions from our investment in Sanctuary Wealth Services LLC ("Sanctuary") in 2012. Revenues from equity and other securities increased $0.5 million from $0.4 million for the quarter ended June 30, 2012 to $0.9 million for the same period in 2013, driven primarily by a $0.4 million increase in unrealized gains in our principal investment portfolio. On an adjusted basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 6.5% for the quarter ended June 30, 2012 to 4.1% for the quarter ended June 30, 2013.

Gain on Sale and Payoff of Loans and Mark-to-Market of Loans

Gain on sale, payoff and mark-to-market of loans were $0.3 million and $1.4 million for the quarters ended June 30, 2013 and 2012, respectively. At JMP Credit, during the quarter ended June 30, 2013, 34 loans were sold or paid off, resulting in a total net gain of $0.8 million. Of the total net gain, $0.5 million was related to 28 loan payoffs, where the borrowers repaid the loans at a premium to our carrying value. The remaining $0.3 million related to 6 loans, one of which was sold at a discount to our carrying value, four of which were sold at a premium to our carrying value, and one of which was terminated. While we expect further gains from loan payoffs in future periods, these revenues are highly unpredictable as we are not actively marketing the loans collateralized by asset-backed securities for sale. Offsetting this gain was $0.5 million mark-to-market of two loans held for sale. As a percentage of total net revenues after provision for loan losses, gain on sale, payoff and mark-to-market of loans decreased from 5.2% for the quarter ended June 30, 2012 to 1.1% for the quarter ended June 30, 2013.

Gain on sale, payoff and mark-to-market of loans was earned in our Corporate Credit segment. On a segment reporting basis, the gain on sale, payoff and mark-to-market of loans in our Corporate Credit segment excludes the $0.4 million loss and $0.8 million gain due to the sale or payoff of loans originally included in the CLO I portfolio acquired by JMP Group in April 2009 for the three months ended June 30, 2013 and 2012, respectively. The segment reported gain on sale, payoff and mark-to-market of loans also excludes unrealized mark-to-market gains or losses on the investment portfolio at HCC LLC (through May 2, 2013). Our segment reported gain on sale, payoff and mark-to-market of loans in the Corporate Credit segment increased $0.1 million, from $0.6 million for the quarter ended June 30, 2012 to $0.7 million for the quarter ended June 30, 2013. Gain on sale, payoff and mark-to-market of loans decreased from 2.3% for the quarter ended June 30, 2012 to 1.9% for the quarter ended June 30, 2013 as a percentage of total segment adjusted net revenues.

Net Dividend Income/Loss

Net dividend income was $55 thousand for the quarter ended June 30, 2013 and a loss of $9 thousand for the quarter ended June 30, 2012.

Net Interest Expense

(In thousands)	Three Months Ended June 30,
	2013	2012
CLO I loan contractual interest income	$4,512	$5,344
CLO I ABS issued contractual interest expense	(1,113)	(1,334)
Net CLO I contractual interest	3,399	4,010

CLO II loan contractual interest income	$1,324	$-
CLO II ABS issued contractual interest expense	(1,248)	-
Net CLO II contractual interest	76	-

Bond Payable interest expense	(978)	-

Other interest income	973	760

Total Segment net interest income	$3,394	$4,770

CLO I loan liquidity discount accretion	65	1,295
CLO I ABS liquidity discount amortization	(6,304)	(8,294)
Net CLO I liquidity discount amortization	(6,239)	(6,999)

HCC LLC interest income	607	885
HCC LLC interest expense	(156)	(274)
Net HCC LLC interest income	451	611

Total net interest expense	$(2,394)	$(1,618)

Net interest expense increased $0.8 million, or 48.0% from $1.6 million for the quarter ended June 30, 2012 to $2.4 million for the quarter ended June 30, 2013. Net interest expense included liquidity discount amortization of $8.3 million and $6.3 million for the quarters ended June 30, 2012 and 2013, respectively. Net interest expense also included bond payable interest expense of $1.0 million for the quarter ended June 30, 2013, net of amortization of bond issuance costs. As a percentage of total net revenues after provision for loan losses, net interest expense increased from 6.0% for the quarter ended June 30, 2012 to 7.7% for the quarter ended June 30, 2013.

Total segment net interest income decreased from $4.8 million for the quarter ended June 30, 2012 to $3.4 million for the quarter ended June 30, 2013. Our total segment net interest income excludes net amortization of liquidity discounts on loans and asset-backed securities issued and interest earned at HCC LLC (through May 2, 2013). Net interest income is earned primarily in our Corporate Credit segment, and largely reflects net CLO I contractual interest. Total segment net interest income is a non-GAAP financial measure that aggregates our segment reported net interest income (expense) across each segment. We believe that presenting total segment net interest income is useful to investors as a means of assessing the performance of JMP Group’s combined credit activities. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment adjusted net revenues, net interest income decreased from 17.1% for the quarter ended June 30, 2012 to 8.8% for the quarter ended June 30, 2013.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Three Months Ended June 30, 2013
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$4,512	$398,222	4.48%	0.28%	4.20%
CLO I ABS issued contractual interest expense	(1,113)	431,003	1.02%	0.28%	0.74%
CLO II loan contractual interest income	$1,324	$117,870	4.44%	0.41%	4.03%
CLO II ABS issued contractual interest expense	(1,248)	320,000	2.27%	0.41%	1.86%
Net CLO contractual interest	$3,475	N/A	N/A	N/A	N/A

(In thousands)	Three Months Ended June 30, 2012
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$5,344	$430,849	4.91%	0.48%	4.43%
CLO I ABS issued contractual interest expense	(1,334)	(431,003)	1.22%	0.48%	0.74%
Net CLO contractual interest	$4,010	N/A	N/A	N/A	N/A

Contractual interest of $4.5 million was earned on the performing loans held by our CLO I for the quarter ended June 30, 2013. The annualized weighted average contractual interest rate on the performing loans was 4.48% with a spread to weighted average LIBOR of 4.20% for the quarter ended June 30, 2013. Interest expense related to CLO I ABS issued was $1.3 million for the quarter ended June 30, 2013. The annualized weighted average contractual interest rate on the CLO I ABS issued during the quarter was 1.02% with a spread to weighted average LIBOR of 0.74%. Contractual interest of $1.3 million was earned on the performing loans held by our CLO II for the quarter ended June 30, 2013. The annualized weighted average contractual interest rate on the performing loans was 4.44% with a spread to weighted average LIBOR of 4.03% for the quarter ended June 30, 2013. Interest expense related to CLO II ABS issued was $1.2 million for the quarter ended June 30, 2013. The annualized weighted average contractual interest rate on the CLO II ABS issued during the quarter was 2.27% with a spread to weighted average LIBOR of 1.86%.

Contractual interest of $5.3 million was earned on the performing loans held by our CLO I for the quarter ended June 30, 2012. The annualized weighted average contractual interest rate on the performing loans was 4.91% with a spread to weighted average LIBOR of 4.43% for the quarter ended June 30, 2012. Interest expense related to ABS issued was $1.3 million for the quarter ended June 30, 2012. The annualized weighted average contractual interest rate on the ABS issued during the quarter was 1.22% with a spread to weighted average LIBOR of 0.74%.

Provision for Loan Losses

Provision for loan losses decreased $0.1 million, or 11.9%, from $1.1 million for the quarter ended June 30, 2012 to $1.0 million for the same period in 2013. As a percent of net revenues after provision for loan losses, provision for loan losses decreased from 4.1% for the quarter ended June 30, 2012 to 3.2% for the quarter ended June 30, 2013.

Total segment provision for loan losses decreased from a $0.1 million provision for the quarter ended June 30, 2012 to a $0.2 million recovery for the quarter ended June 30, 2013. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our segment provision for loan losses excludes a $1.2 million loan loss provision recorded in 2013 with regard to the loan portfolio underlying CLO II and a specific reserve on loans of $1.0 million recorded in 2012 in connection with impaired loans acquired in April 2009. Our total segment provision for loan losses in 2013 and 2012 was solely recognized in our Corporate Credit segment. As a percent of total segment adjusted net revenues, segment provision for loan losses were 0.4% for both the quarters ended June 30, 2012 and 2013.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, increased $8.1 million, or 48.3%, from $16.7 million for the quarter ended June 30, 2012 to $24.8 million for the quarter ended June 30, 2013.

Employee payroll, taxes and benefits, and consultant fees increased $0.7 million, from $8.3 million for the quarter ended June 30, 2012 to $9.0 million for the quarter ended June 30, 2013.

Performance-based bonus and commission increased $6.1 million, or 75.3%, from $8.1 million for the quarter ended June 30, 2012 to $14.2 million for the quarter ended June 30, 2013. The increase was primarily due to the increase in total net revenues after provision for loan losses from $26.9 million for the quarter ended June 30, 2012 to $30.9 million for the same period in 2013.

Equity-based compensation was $0.2 million and $1.3 million for the quarters ended June 30, 2012 and 2013, respectively. The increase is primarily due to $0.6 million of performance RSU expense in the three months ended June 30, 2013, related to performance RSUs whose vesting became probable at the end of 2012. There was no performance RSU expense in the second quarter of 2012.  In addition, $0.4 million of RSU expense was attributable RSUs repurchased from certain JMPCA employees in the second quarter of 2013 in conjunction with their use of said proceeds as a long term capital commitment to CLO II.

Compensation and benefits as a percentage of revenues increased from 62.1% of total net revenues after provision for loan losses for the quarter ended June 30, 2012 to 80.2% for the same period in 2013. Approximately $6.6 million of unrealized gain on HGC and HCC LLC for the quarter ended June 30, 2012 and $0.6 million of the unrealized gain on HGC and HCC LLC for the quarter ended June 30, 2013, was attributable to non-controlling interest holders and therefore, did not have associated performance-based bonus expense, resulting in the higher percentages for these periods.

Administration

Administration expense increased $2.3 million from $1.7 million for the quarter ended June 30, 2012 to $4.0 million for the quarter ended June 30, 2013. The increase related to $2.5 million expense paid by HCAP Advisors in connection with an agreement with HCC. As a percentage of total net revenues after provision for loan losses, administration expense increased from 6.4% for the quarter ended June 30, 2012 to 13.0% for the same period in 2013.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees increased $0.1 million from $0.9 million for the quarter ended June 30, 2012 to $1.0 million for the quarter ended June 30, 2013. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees increased from 3.2% for the quarter ended June 30, 2012 to 3.3% for the same period in 2013.

Travel and Business Development

Travel and business development expense were $1.0 million for both quarters ended June 30, 2012 and 2013. As a percentage of total net revenues after provision for loan losses, travel and business development expense decreased from 3.7% for the quarter ended June 30, 2012 to 3.4% for the same period in 2013.

Communications and Technology

Communications and technology expenses were $0.8 million for the quarters ended June 30, 2012 and 2013. As a percentage of total net revenues after provision for loan losses, communications and technology expense decreased from 3.1% for the quarter ended June 30, 2012 to 2.7% for the same period in 2013.

Professional Fees

Professional fees were $0.7 million and $0.8 million for the quarters ended June 30, 2012 and June 30, 2013, respectively. As a percentage of total net revenues after provision for loan losses, professional fees decreased from 2.7% for the quarter ended June 30, 2012 to 2.6% for the same period in 2013.

Other Expenses

Other expenses increased $0.4 million, from $0.9 million for the quarter ended June 30, 2012 to $1.3 million for the quarter ended June 30, 2013. As a percentage of total net revenues after provision for loan losses, other expenses were 3.3% and 4.1% for the quarters ended June 30, 2012 and 2013, respectively.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest decreased from $6.8 million for the quarter ended June 30, 2012 to a $0.8 million loss for the quarter ended June 30, 2013. Non-controlling interest for the quarters ended June 30, 2013 includes the interest of third parties in CLO I, HCC LLC (through May 2, 2013), HGC, HGC II and CLO II (effective April 30, 2013), partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the quarters ended June 30, 2012 includes the interest of third parties in CLO I, HCC LLC, and HGC, partially-owned subsidiaries consolidated in our financial statements.

Provision for Income Taxes

For the quarters ended June 30, 2012 and 2013, we recorded income tax benefits of $0.9 million and $0.6 million, respectively. The effective tax rates for the quarters ended June 30, 2012 and 2013 were negative 24.83% and 21.20%, respectively. The increase in the effective tax rate for the quarter ended June 30, 2013 compared to same period in 2012 was primarily attributable to the income associated with HGC, HGC II and HCC LLC which are consolidated for financial reporting purposes but not for tax purposes.

Our adjusted operating net income assumes a combined federal, state and local income tax rate of 42% and 38% for the quarters ended June 30, 2012 and 2013, respectively. Segment income tax expense decreased $0.1 million from $2.2 million for the quarter ended June 30, 2012 to $2.1 million for the quarter ended June 30, 2013.

 Six months ended June 30, 2013 Compared to Six months ended June 30, 2012

Revenues

Investment Banking

Investment banking revenues increased $7.4 million, or 28.6%, from $25.8 million for the six months ended June 30, 2012 to $33.2 million for the same period in 2013. As a percentage of total net revenues after provision for loan losses, investment banking revenues increased from 44.1% for the six months ended June 30, 2012 to 61.2% for the six months ended June 30, 2013.

Our segment reported investment banking revenues, earned in our Broker-Dealer segment, increased $7.2 million, or 28.0%, from $25.9 million for the six months ended June 30, 2012 to $33.2 million for the same period in 2013. Our debt and convertible revenues increased $4.5 million, or 212.1%, from $2.1 million for the six months ended June 30, 2012 to $6.6 million for the six months ended June 30, 2013. We executed 18 debt and convertible transactions in the six months ended June 30, 2013 compared to 10 in the same period in 2012. Public equity underwriting revenues increased $2.6 million, or 16.8%, from $15.8 million for the six months ended June 30, 2012 to $18.4 million for the same period in 2013. We executed 70 and 39 public equity underwriting transactions in the six months ended June 30, 2013 and 2012, respectively. We acted as a lead manager on 14 transactions in the six months ended June 30, 2013 compared to six in the same period in 2012. Our strategic advisory revenues increased $0.5 million, or 11.3%, from $4.7 million for the six months ended June 30, 2012 to $5.2 million for the six months ended June 30, 2013. We executed five strategic advisory transactions in the six months ended June 30, 2013 compared to six in the same period in 2012. Private capital markets and other transaction revenues decreased $0.3 million, from $3.3 million for the six months ended June 30, 2012 to $3.0 million for the same period in 2013. We executed two transactions related to private capital markets and other transactions in the six months ended June 30, 2013 compared to five in the same period in 2012.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment increased $1.3 million, or 11.6%, from $10.9 million for the six months ended June 30, 2012 to $12.2 million for the same period in 2013. The increase was the result of increased volume. Brokerage revenues increased as a percentage of total net revenues after provision for loan losses, from 18.6% for the six months ended June 30, 2012 to 22.5% for the same period in 2013. On an adjusted basis, brokerage revenues were 17.5% and 17.1% for the six months ended June 30, 2012 and June 30, 2013 as a percentage of adjusted net revenue after provision for loan losses, respectively.

Asset Management Fees

(In thousands)	Six Months Ended June 30,
	2013	2012
Base management fees:
Fees reported as asset management fees	$5,056	$4,900
Fees reported as other income	262	1,315
Fees earned at HGC, HGC II and HCC LLC	964	442
Total base management fees	6,282	6,657

Incentive fees:
Fees reported as asset management fees	$5,223	$2,066
Fees earned at HGC, HGC II and HCC LLC	417	243
Total incentive fees	5,640	2,309

Other fee income:
Fundraising fees	$52	$53
New York Mortgage Trust termination fee	-	1,735
Total other fee income	52	1,788

Asset management related fees:
Fees reported as asset management fees	$10,279	$6,966
Fees reported as other income	314	3,103
Fees earned at HGC, HGC II and HCC LLC	1,381	685
Total Segment asset management related fee revenues	$11,974	$10,754

Fees reported as asset management fees increased $3.3 million, or 47.5%, from $7.0 million for the six months ended June 30, 2012 to $10.3 million for the six months ended June 30, 2013. As a percentage of total net revenues after provision for loan losses, asset management revenues increased from 11.9% for the six months ended June 30, 2012 to 19.0% for the six months ended June 30, 2013. Fees reported as other income decreased $2.8 million, or 90.0% from $3.1 million for the six months ended June 30, 2012 to $0.3 million for the same period in 2013. As a percentage of total net revenues after provision for loan losses, other income decreased from 5.4% for the six months ended June 30, 2012 to 0.6% for the same period in 2013.

Total segment asset management related fees include base management fees and incentive fees for our funds and CLOs under management, as well as other income from fee-sharing arrangements with, and fees earned to raise capital for, third-party investment partnerships or funds. Adjusted asset management related fees are a non-GAAP financial measure that adjusts our total segment asset management related fees by reversing the elimination of those fees in the consolidation of HGC, HGC II, HCC LLC (through May 2, 2013) and HCAP Advisors. Adjusted asset management related fees are reconciled to the GAAP measure, total segment asset management fee revenues, in the table above. We believe that presenting adjusted asset management related fees is useful to investors as a means of assessing the performance of JMP Group's combined asset management activities, including its fundraising and other services for third parties. We believe that adjusted asset management-related fee revenues provide useful information by indicating the relative contributions of base management fees and performance-related incentive fees, thus facilitating a comparison of those fees in a given period to those in prior and future periods. We also believe that asset management-related fee revenue is a more meaningful measure than standalone asset management fees as reported, because asset management-related fee revenues represent the combined impact of JMP Group's various asset management activities on the Company's total net revenues.

Total segment asset management related fee revenue increased $1.2 million from $10.8 million for the six months ended June 30, 2012 to $12.0 million for the six months ended June 30, 2013. The increase was primarily attributed to incentive fees, partially offset by declines in other fees and in base management fees. Total incentive fees increased $3.3 million from $2.3 million for the six months ended June 30, 2012 to $5.6 million for the same period in 2013. The increase in incentive fees was driven by an increase of $3.3 million related to HSCP, partially offset by a decrease of incentive fees earned at HTP of $0.6 million. Other income decreased $1.7 million, attributed to the $1.7 million NYMT termination fee earned in 2012. Base management fees were $6.7 million and $6.3 million for the six months ended June 30, 2012 and 2013, respectively. On an adjusted basis, adjusted asset management related fees were 17.2% and 16.8% as a percentage of adjusted net revenues after provision for loan losses for the six months ended June 30, 2012 and June 30, 2013, respectively.

Principal Transactions

Principal transaction revenues decreased $10.1 million from $14.3 million for the six months ended June 30, 2012 to $4.2 million for the same period in 2013. As a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 24.4% for the six months ended June 30, 2012 to 7.8% for the six months ended June 30, 2013.

Total segment principal transaction revenues decreased $0.8 million from $4.6 million for the six months ended June 30, 2012 to $3.8 million for the same period in 2013. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. We believe that presenting total segment principal transaction revenues is useful to investors as a means of assessing the performance of JMP Group’s combined investment activities. The principal transaction revenues for 2013 were primarily based in our Asset Management and Corporate segments, which collectively reflected $3.4 million of the $3.8 million principal transaction revenues. The principal transaction revenues for 2012 were primarily based in our Asset Management and Corporate segments, which collectively reflected $4.0 million of the $4.6 million principal transaction revenues. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

(In thousands)	Six Months Ended June 30,
	2013	2012

Equity and other securities excluding non-controlling interest	$1,539	$1,781
Warrants and other investments	603	942
Investment partnerships	1,676	1,854
Total Segment principal transaction revenues	3,818	4,577
Operating adjustment addbacks	(261)	(126)
Non-controlling interest in HGC, HGC II and HCC LLC	652	9,813
Total principal transaction revenues	$4,209	$14,264

The decrease in Segment principal transaction revenues reflects reduced revenue from our equity investment and other securities, from investment partnerships, and from warrants and other investments. Revenues from equity and other securities decreased $0.3 million from $1.8 million for the six months ended June 30, 2012 to $1.5 million for the same period in 2013, driven primarily by a $0.3 million decrease in unrealized gains in our principal investment portfolio. Revenues from warrants and other investments decreased by $0.3 million from $0.9 million for the six months ended June 30, 2012 to $0.6 million for the six months ended June 30, 2013. Revenues from our investment partnerships decreased $0.2 million from $1.9 million for the six months ended June 30, 2012 to $1.7 million for the six months ended June 30, 2013. On an adjusted basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 7.3% for the six months ended June 30, 2012 to 5.4% for the same period in 2013.

Gain on Sale and Payoff of Loans and Mark-to-Market of Loans

Gains on sale, payoff and mark-to-market of loans were $2.5 million and $1.4 million for the six months ended June 30, 2012 and 2013, respectively. At JMP Credit, during the six months ended June 30, 2013, 67 loans were sold or paid off, resulting in a total net gain of $1.7 million. Of the total net gain, $0.8 million was related to 50 loan payoffs, where the borrowers repaid the loans at a premium to our carrying value. The remaining $0.9 million related to 17 loans, two of which were sold at a discount to our carrying value, 11 of which were sold at par, which was a premium to our carrying value, and four of which were terminated. While we expect further gains from loan payoffs in future periods, these revenues are highly unpredictable as we are not actively marketing the loans collateralized by asset-backed securities for sale. As a percentage of total net revenues after provision for loan losses, gain on sale, payoff and mark-to-market of loans decreased from 4.2% for the six months ended June 30, 2012 to 2.6% for the six months ended June 30, 2013.

Gain on sale, payoff and mark-to-market of loans was earned in our Corporate Credit segment. On a segment reporting basis, the gain on sale, payoff and mark-to-market of loans in our Corporate Credit segment excludes the $0.2 million loss and $1.5 million gain due to the sale or payoff of loans originally included in the CLO I portfolio acquired by JMP Group in April 2009 for the six months ended June 30, 2013 and 2012, respectively. The segment reported gain on sale, payoff and mark-to-market of loans also excludes unrealized mark-to-market gains or losses on the investment portfolio at HCC LLC. Our segment reported gain on sale, payoff and mark-to-market of loans in the Corporate Credit segment increased $0.7 million, from $0.9 million for the six months ended June 30, 2012 to $1.6 million for the six months ended June 30, 2013. Gain on sale, payoff and mark-to-market of loans increased from 1.5% for the six months ended June 30, 2012 to 2.2% for the six months ended June 30, 2013 as a percentage of total segment adjusted net revenues.

Net Dividend Income/Loss

Net dividend income increased from a loss of $23 thousand for the six months ended June 30, 2012 to dividend income of $47 thousand for the six months ended June 30, 2013.

Net Interest Expense

(In thousands)	Six Months Ended June 30,
	2013	2012
CLO I loan contractual interest income	$9,543	$10,926
CLO I ABS issued contractual interest expense	(2,233)	(2,234)
Net CLO I contractual interest	7,310	8,692

CLO II loan contractual interest income	$1,324	$-
CLO II ABS issued contractual interest expense	(1,248)	-
Net CLO II contractual interest	76	-

Bond Payable interest expense	(1,644)	-

Other interest income	1,940	749

Total Segment net interest income	$7,682	$9,441

CLO I loan liquidity discount accretion	569	2,176
CLO I ABS liquidity discount amortization	(15,548)	(16,350)
Net CLO I liquidity discount amortization	(14,979)	(14,174)

HCC LLC interest income	2,393	1,411
HCC LLC interest expense	(631)	(446)
Net HCC LLC interest income	1,762	965

Total net interest expense	$(5,535)	$(3,768)

Net interest expense increased $1.8 million, or 46.9% from $3.8 million for the six months ended June 30, 2012 to $5.5 million for the six months ended June 30, 2013. Net interest expense included liquidity discount amortization of $14.2 million and $15.5 million for the six months ended June 30, 2012 and 2013, respectively. Net interest expense also included bond payable interest expense of $1.0 million for the six months ended June 30, 2013. As a percentage of total net revenues after provision for loan losses, net interest expense increased from 6.5% for the six months ended June 30, 2012 to 10.2% for the six months ended June 30, 2013.

Total segment net interest income decreased from $9.4 million for the six months ended June 30, 2012 to $7.7 million for the six months ended June 30, 2013. Our total segment net interest income excludes net amortization of liquidity discounts on loans and asset-backed securities issued and interest earned at HCC LLC. Net interest income is earned primarily in our Corporate Credit segment, and largely reflects net CLO I contractual interest. Total segment net interest income is a non-GAAP financial measure that aggregates our segment reported net interest income (expense) across each segment. We believe that presenting total segment net interest income is useful to investors as a means of assessing the performance of JMP Group’s combined credit activities. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment adjusted net revenues, net interest income decreased from 15.1% for the six months ended June 30, 2012 to 10.8% for the six months ended June 30, 2013.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Six Months Ended June 30, 2013
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$9,453	$404,708	4.64%	0.29%	4.35%
CLO I ABS issued contractual interest expense	(2,233)	431,003	1.03%	0.29%	0.74%
CLO II loan contractual interest income	1,324	59,261	4.44%	0.41%	4.03%
CLO II ABS issued contractual interest expense	(1,248)	320,000	2.27%	0.41%	1.86%
Net CLO contractual interest	$7,296	N/A	N/A	N/A	N/A

(In thousands)	Six Months Ended June 30, 2012
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$10,926	$446,146	4.87%	0.29%	4.58%
CLO I ABS issued contractual interest expense	(2,234)	431,003	1.03%	0.29%	0.74%
Net CLO contractual interest	$8,692	N/A	N/A	N/A	N/A

Contractual interest of $9.5 million was earned on the performing loans held by our CLO I for the six months ended June 30, 2013. The annualized weighted average contractual interest rate on the performing loans was 4.64% with a spread to weighted average LIBOR of 4.35% for the six months ended June 30, 2013. Contractual interest of $1.3 million was earned on the performing loans held by our CLO II for the six months ended June 30, 2013. The annualized weighted average contractual interest rate on the performing loans was 4.44% with a spread to weighted average LIBOR of 4.03% for the six months ended June 30, 2013. Interest expense related to CLO I ABS issued was $2.2 million for the six months ended June 30, 2013. The annualized weighted average contractual interest rate on the ABS issued during the six months was 1.03% with a spread to weighted average LIBOR of 0.74%. Interest expense related to CLO II ABS issued was $1.2 million for the six months ended June 30, 2013. The annualized weighted average contractual interest rate on the ABS issued during the six months was 2.27% with a spread to weighted average LIBOR of 1.86%.

Contractual interest of $10.9 million was earned on the performing loans held by our CLO I for the six months ended June 30, 2012. The annualized weighted average contractual interest rate on the performing loans was 4.87% with a spread to weighted average LIBOR of 4.58% for the six months ended June 30, 2012. Interest expense related to ABS issued was $2.2 million for the six months ended June 30, 2012. The annualized weighted average contractual interest rate on the ABS issued during the six months was 1.03% with a spread to weighted average LIBOR of 0.74%.

Provision for Loan Losses

Provision for loan losses increased $0.5 million, or 35.6%, from $1.4 million for the six months ended June 30, 2012 to $1.9 million for the same period in 2013. As a percent of net revenues after provision for loan losses, provision for loan losses increased from 2.4% for the six months ended June 30, 2012 to 3.6% for the six months ended June 30, 2013.

Total segment provision for loan losses increased from $0.2 million for the six months ended June 30, 2012 to a $0.1 million reversal for the six months ended June 30, 2013. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our segment provision excludes $0.9 million and $1.0 million specific reserve in connection with impaired loans acquired in April 2009, for the six months ended June 30, 2013 and 2012, respectively. Our segment provision for loan losses also excludes a $1.2 million loan loss provision recorded in 2013 with regard to the loan portfolio underlying CLO II. Our total segment provision for loan losses in 2013 and 2012 was solely recognized in our Corporate Credit segment. As a percent of total segment adjusted net revenues, segment provision for loan losses increased from 0.3% for the six months ended June 30, 2012 to 0.1% for the same period in 2013.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, increased $5.9 million, or 15.4%, from $38.5 million for the six months ended June 30, 2012 to $44.4 million for the six months ended June 30, 2013.

Employee payroll, taxes and benefits, and consultant fees increased $1.3 million, from $17.4 million for the six months ended June 30, 2012 to $18.7 million for the six months ended June 30, 2013.

Performance-based bonus and commission increased $2.5 million, or 12.0%, from $20.7 million for the six months ended June 30, 2012 to $23.2 million for the six months ended June 30, 2013.

Equity-based compensation was $0.4 million and $2.2 million for the six months ended June 30, 2012 and 2013, respectively. The increase is primarily due to $1.1 million of performance RSU expense in the six months ended June 30, 2013, related to performance RSUs whose vesting bacame probable at the end of 2012. There was no performance RSU expense in the six months ended 2012. In addition, $0.4 million of RSU expense was attributable RSUs repurchased from certain JMPCA employees in the second quarter of 2013 in conjunction with their use of said proceeds as a long term capital commitment to CLO II.

Compensation and benefits as a percentage of revenues increased from 65.7% of total net revenues after provision for loan losses for the six months ended June 30, 2012 to 82.0% for the same period in 2013. Approximately $9.9 million of unrealized gain on HGC and HCC LLC for the six months ended June 30, 2012 and $0.4 million of the unrealized loss on HGC, HGC II and HCC LLC for the six months ended June 30, 2013, was attributable to non-controlling interest holders and therefore, did not have associated performance-based bonus expense, resulting in the higher percentages for these periods.

Administration

Administration expense increased $2.5 million from $3.0 million for the six months ended June 30, 2012 to $5.3 million for the six months ended June 30, 2013. The increase related to $2.5 million expense paid by HCAP Advisors to underwriters in connection with an agreement with HCC. As a percentage of total net revenues after provision for loan losses, administration expense increased from 5.1% for the six months ended June 30, 2012 to 9.9% for the same period in 2013.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $1.8 million and $1.9 million for the six months ended June 30, 2012 and June 30, 2013, respectively. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees increased from 3.0% for the six months ended June 30, 2012 to 3.5% for the same period in 2013.

Travel and Business Development

Travel and business development expense increased $0.3 million from $1.7 million for the six months ended June 30, 2012 to $2.0 million for the same period in 2013. As a percentage of total net revenues after provision for loan losses, travel and business development expense increased from 2.9% for the six months ended June 30, 2012 to 3.7% for the same period in 2013.

Communications and Technology

Communications and technology expenses were $1.7 million for both the six months ended June 30, 2012 and 2013. As a percentage of total net revenues after provision for loan losses, communications and technology expense increased from 3.0% for the six months ended June 30, 2012 to 3.1% for the same period in 2013.

Professional Fees

Professional fees were $1.4 million and $1.8 million for the six months ended June 30, 2012 and June 30, 2013, respectively. As a percentage of total net revenues after provision for loan losses, professional fees increased from 2.3% for the six months ended June 30, 2012 to 3.4% for the same period in 2013.

Other Expenses

Other expenses were $2.2 million and $2.4 million for the six months ended June 30, 2012 and 2013, respectively. As a percentage of total net revenues after provision for loan losses, other expenses were 3.7% and 4.4% for the six months ended June 30, 2012 and 2013, respectively.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest decreased from $10.2 million for the six months ended June 30, 2012 to a $0.8 million loss for the six months ended June 30, 2013. Non-controlling interest for the six months ended June 30, 2013 includes the interest of third parties in CLO I, CLO II (effective April 30, 2013), HCC LLC (through May 2, 2013), HCAP Advisors (effective May 1, 2013), HGC and HGC II, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the six months ended June 30, 2012 includes the interest of third parties in CLO I, HCC LLC, and HGC, partially-owned subsidiaries consolidated in our financial statements.

Provision for Income Taxes

For the six months ended June 30, 2012 and 2013, we recorded income tax benefits of $0.5 million and $1.5 million, respectively. The effective tax rates for the six months ended June 30, 2012 and 2013 were negative 8.33% and 26.72%, respectively. The increase in the effective tax rate for the six months ended June 30, 2013 compared to same period in 2012 was primarily attributable to the income associated with HGC, HGC II, HCC LLC and HCAP Advisors which are consolidated for financial reporting purposes but not for tax purposes.

Our adjusted operating net income assumes a combined federal, state and local income tax rate of 42% and 38% for the six months ended June 30, 2012 and 2013, respectively. Segment income tax expense decreased $0.8 million from $5.3 million for the six months ended June 30, 2012 to $4.5 million for the same period ended June 30, 2013.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital resources and liquidity for the six months ended June 30, 2013 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of June 30, 2013, we had net liquid assets of $39.4 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, note payable, bond payable, and non-controlling interest. We have satisfied our capital and liquidity requirements primarily through the net proceeds from the initial public offering, the January 2013 issuance of the Senior Notes, and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. At June 30, 2013 and December 31, 2012, the Company carried Level 3 assets (financial instruments whose fair value was determined using significant unobservable inputs that are not corroborated by market data) of $86.3 million and $87.4 million, respectively, at fair value, which represented 8.0% and 12.3% of total assets, respectively. Level 3 assets decreased $1.1 million, due to the deconsolidation of $40.3 million Level 3 assets held at HCC LLC, partially offset by $37.8 million purchased new assets (primarily private equity securities).

Liquidity Considerations Related to CLO I and CLO II

On April 7, 2009, we invested $4.0 million of cash and granted $3.0 million original par amount, with a $2.3 million estimated fair value, of contingent consideration (a zero coupon note) to acquire 100% of the membership interests and net assets of $7.5 million of Cratos. In December 2009, we repurchased the contingent consideration for $1.8 million. The Company's ownership of CLO I subordinated securities decreased from 100% to approximately 94% effective August 6, 2010. As we own approximately 94% of the subordinated securities of the CLO, in accordance with the authoritative guidance under GAAP on accounting for consolidation of variable interest entities, we are the primary beneficiary and are required to consolidate all of the assets and liabilities of the CLO securitization structure even though it is a bankruptcy remote entity with no recourse to us.

CLO I and CLO II must comply with certain asset coverage tests, such as tests that restrict the amount of discounted obligations and obligations rated “CCC” or lower it can hold. During any time the CLO exceeds such a limit, our ability, as the manager of the CLOs, to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, defaulted obligations, discounted assets (those purchased below 85% of their par value) and assets rated “CCC” or lower in excess of applicable limits in the CLO’s investment criteria are not given full par credit for purposes of calculation of the CLO overcollateralization (“OC”) tests. Even though we were in compliance with all OC tests for CLO I on the seven most recent quarterly determination dates, on the quarterly determination dates in February 2010, and August and November 2009, CLO I was in violation of its Class E OC test. In order to remedy the deficiency, we were required to use $10.2 million of the CLO’s residual cash flows to pay down Class A note holders, rather than distribute the funds to us as owners of the CLO’s subordinated notes. If CLO I were to violate the Class E test, or any more senior tests, we would be required to pay down the most senior notes with the residual cash flows until the violation was cured. In the most extreme case, if the CLO were in violation of the most senior OC test, the Class A note holders would have the ability to declare an event of default and cause an acceleration of all principal and interest outstanding on the notes.

On April 30, 2013, entities sponsored by JMP Group Inc. closed a $343.8 million CLO. The Company, through a wholly-owned subsidiary, retained $17.3 million of the subordinated notes of the Issuer (the “Subordinated Notes”). The Company manages CLO II, and owns approximately 73% of the Subordinated Notes. As we own approximately 73% of the subordinated securities of CLO II, in accordance with the authoritative guidance under GAAP on accounting for consolidation of variable interest entities, we are the primary beneficiary and are required to consolidate all of the assets and liabilities of the CLO securitization structure even though it is a bankruptcy remote entity with no recourse to us.

Our maximum exposure to loss of capital on the Cratos acquisition is the original April 7, 2009 investment of $4.0 million plus the $1.8 million paid to repurchase the contingent consideration, plus any undistributed CLO earnings related to JMP Credit since the acquisition date. Our maximum exposure to loss of capital on the CLO II is the original April 30, 2013 investment of $17.3 million, plus any undistributed CLO II earnings related to JMP Credit since the acquisition date. However, for U.S. federal tax purposes, CLO I and CLO II are treated as a disregarded entity such that the taxable income earned in the CLO is taxable to us. If the CLO is in violation of certain coverage tests, mainly any of its overcollateralization ratios, residual cash flows otherwise payable to us as owners of the subordinated notes would be required to be used to buy additional collateral or repay indebtedness senior to us in the securitization. This could require us to pay income tax on earnings prior to the residual cash flow distributions to us.

For financial reporting purposes, the loans and asset-backed securities of CLO I and CLO II are consolidated on our balance sheet. The loans are reported at their cost adjusted for amortization of liquidity discount and credit reserves, both of which were recorded at the Cratos acquisition date, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discount and purchase discounts. At June 30, 2013, we had $633.4 million of loans collateralizing asset-backed securities, net, $6.8 million of loans held for sale, $154.9 million of restricted cash and $1.4 million of interest receivable funded by $742.7 million of asset-backed securities issued, net, and interest payable of $1.8 million. These assets and liabilities represented 59.4% of total assets and 85.1% of total liabilities respectively, reported on our consolidated statement of financial condition at June 30, 2013.

The tables below summarize the loans held by CLO I and CLO II grouped by range of outstanding balance, industry and Moody’s Investors Services, Inc. rating category as of June 30, 2013.

(Dollars in thousands)	As of June 30, 2013
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal
$0 - $500	35	12/2013 - 5/2020	14,042
$500 - $2,000	104	12/2014 - 11/2020	298,870
$2,000 - $5,000	208	5/2014 - 10/2021	292,072
$5,000 - $10,000	6	3/2014 - 6/2020	35,674
+$10,001	1	3/2017	10,206
Total	354		$650,864

(Dollars in thousands)	As of June 30, 2013
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Healthcare, Education & Childcare	33	74,607	11.5%
Retail Store	22	37,997	5.8%
Chemicals, Plastics and Rubber	21	45,956	7.1%
Beverage, Food & Tobacco	19	40,018	6.2%
Diversified/Conglomerate Service	18	32,806	5.0%
Aerospace & Defense	16	25,185	3.9%
Telecommunications	15	27,464	4.2%
Banking, Finance, Insurance & Real Estate	13	21,884	3.4%
Hotels, Motels, Inns and Gaming	13	29,278	4.5%
Personal, Food & Misc Services	12	17,746	2.7%
Electronics	11	20,378	3.1%
Personal &Non-Durable Consumer Products	11	19,575	3.0%
Automobile	10	18,027	2.8%
Containers, Packaging and Glass	10	15,188	2.3%
Leisure , Amusement, Motion Pictures & Entertainment	10	21,857	3.4%
Diversified/Conglomerate Mfg	8	7,314	1.1%
High Tech Industries	8	11,635	1.8%
Services: Business	7	8,567	1.3%
Ecological	6	6,873	1.1%
Services: Consumer	6	14,380	2.2%
Utilities	6	9,985	1.5%
Broadcasting & Entertainmt.	5	9,055	1.4%
Construction & Building	5	10,989	1.7%
Consumer Goods: Non-durable	5	9,485	1.5%
Finance	5	6,422	1.0%
Media: Diversified & Production	5	12,387	1.9%
Environmental Industries	4	5,465	0.8%
Media: Broadcasting & Subscription	4	8,807	1.4%
Printing & Publishing	4	10,001	1.5%
Capital Equipment	3	2,817	0.4%
Consumer Goods: Durable	3	7,600	1.2%
Insurance	3	6,900	1.1%
Media: Advertising, Printing & Publishing	3	3,986	0.6%
Oil & Gas	3	3,129	0.5%
Transportation: Consumer	3	7,505	1.2%
Wholesale	3	4,995	0.8%
Farming & Agriculture	2	3,089	0.5%
Forest Products & Paper	2	2,969	0.5%
Home and Office Furnishings, Housewares and Durable Consumer Products	2	5,799	0.9%
Machinery (Non-Agriculture,Non-Construction & Non-Electronic)	2	2,491	0.4%
Personal Transportation	2	3,005	0.5%
Textiles & Leather	2	3,889	0.6%
Transportation: Cargo	2	2,244	0.3%
Cargo Transport	1	2,217	0.3%
Diversified Natural Resources, Precious Metals and Minerals	1	2,041	0.3%
Energy: Electricity	1	2,000	0.3%
Energy: Oil & Gas	1	1,076	0.2%
Grocery	1	2,482	0.4%
Metals & Mining	1	250	0.0%
Mining, Steel, Iron and Non-Precious Metals	1	1,049	0.2%
Total	354	$650,864	100.0%

(Dollars in thousands)	As of June 30, 2013
Moody's Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
Baa3	2	9,834	1.5%
Baa2	1	2,000	0.3%
Ba3	54	113,766	17.5%
Ba2	14	34,824	5.4%
Ba1	7	13,830	2.1%
B3	22	36,780	5.7%
B2	156	250,061	38.4%
B1	91	177,689	27.3%
Caa2	1	1,000	0.2%
Caa1	4	6,999	1.1%
Ca	2	4,081	0.6%
Total	354	$650,864	100.0%

Other Liquidity Considerations

Note payable consists of term loans and revolving lines of credit related (collectively, the "CNB Loans") to JMP Group LLC’s, our wholly-owned subsidiary (“JMPG LLC”), Credit Agreement with the Lender, as defined below, and entered into on August 3, 2006 by and between, as amended and restated as of October 11, 2012 (as so amended and restated, the “Credit Agreement”).

As of June 30, 2013 (after taking into account any payments under the Credit Agreement that day), JMPG LLC’s total consolidated indebtedness under the Credit Agreement was $19.4 million, comprised of $4.4 million of a term loan of JMPG LLC (the “Initial Term Loan”), and $15.0 million of outstanding indebtedness under a term loan extended in April 2013.

As of June 30, 2013 (after taking into account any payments under the Credit Agreement that day), the aggregate outstanding principal balance of the Initial Term Loan was approximately $4.4 million. The Initial Term Loan is being repaid in equal quarterly payments of approximately $2.2 million, with the final payment date on December 31, 2013.

Pursuant to the Amended and Restated Credit Agreement, the Lender also agreed to extend a $15.0 million term loan on or prior to March 31, 2013. This term loan would be repaid in quarterly installments of $1.2 million beginning March 31, 2014 and continuing through September 30, 2016, with a final payment of approximately $1.3 million on December 31, 2016. On April 8, 2013, JMP Group LLC entered into an amendment to the Amended and Restated Credit Agreement with the Lender, which extended the allowable term loan closing date from March 31, 2013 to April 30, 2013, and replaced the final revolving commitment termination date from August 24, 2013 to April 30, 2014. The Amended and Restated Credit Agreement also reduced the revolving subordinated line of credit from $20.0 million to $10.0 million. On May 7, 2013, the subordinated line of credit was increased to $20.0 million. On April 25, 2013, JMP Group drew $15.0 million on the term loan. The outstanding balance on this term loan was $15.0 million as of June 30, 2013.

The Revolving Line of Credit has a maximum principal balance of the lesser of (i) $30.0 million, and (ii) $58.5 million minus (a) the principal amount of the Initial Term Loan then outstanding, (b) the principal amount of the Term Loan B (as defined in the Credit Agreement), and (c) the principal amount of the Broker/Dealer Line of Credit (as defined below) then outstanding. Under the Credit Agreement, the Lender has agreed to issue certain letters of credit in an amount not exceeding $2.5 million, the stated amounts of which will be a reduction to the availability of the Revolving Line of Credit and drawings thereunder may be converted into drawings under the Revolving Line of Credit. The Revolving Line of Credit will remain available through August 24, 2013. On such date, any outstanding amount converts into a term loan (the “Converted Term Loan”). The Converted Term Loan will be repaid in quarterly installments of 3.75% of such term loan for the first two years, 5.00% of such term loan for the next two years, and the remainder due at maturity on August 24, 2017.

Both term loans bear interest at LIBOR plus 2.25%. On May 29, 2010 the Company entered into an interest rate cap with the lender to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the counterparty in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the line of credit and term loan to such rate. The cap had an initial notional principal amount of $27.1 million (as the remaining balance available under the revolving line of credit was drawn down on July 1, 2010), indexed to LIBOR and amortizes in accordance with the amortization of the revolving line of credit and term loan. The notional principal amount of the cap was $4.4 million at June 30, 2013, with no recorded fair value. Changes in the fair value are recorded in other comprehensive income.

The Credit Agreement provides that the proceeds of the CNB Loans are subject to the following restrictions: (i) the Initial Term Loan and up to $5.0 million of the Revolving Line of Credit Loans may not be used for any purpose other than to fund Permitted Investments (as defined therein), to fund Permitted Acquisitions (as defined therein) and to fund JMPG LLC’s working capital needs in the ordinary course of its business; (ii) all other proceeds of the Revolving Line of Credit may not be used for any purpose other than to make investments in HCS and by HCS to make investments in loans that are made to persons that are not affiliates of borrower; and (iii) the Term Loan B may not be used for any purpose other than to make equity investments in CLO I and by CLO I to make Permitted Investments in collateralized loan obligations.

The Credit Agreement includes a mandatory prepayment of the Loans in an amount equal to the amount by which the proceeds of an additional credit facility incurred by Harvest Capital Credit LLC after October 11, 2012 exceeds $75.0 million.

The Credit Agreement includes minimum fixed charge and interest charge coverage ratios applicable to us and our subsidiaries, a minimum net worth covenant applicable to us and our subsidiaries and a minimum liquidity covenant applicable to JMPG LLC and its subsidiaries. Based on preliminary results from the quarter ended June 30, 2013, we expect JMPG LLC to be in compliance with all of these financial covenants. The Credit Agreement also includes an event of default for a “change of control” that tests, in part, the composition of our ownership and an event of default if two or more of Joseph A. Jolson, Carter Mack, Craig Johnson and Mark Lehmann fail to be involved actively on an ongoing basis in the management of JMPG LLC or any of its subsidiaries.

The CNB Loans are guaranteed by HCS and secured by a lien on substantially all assets of JMPG LLC and HCS.

Separately, under a Revolving Note and Cash Subordination Agreement, dated as of April 8, 2011, by and between the Lender and JMP Securities, as amended, JMP Securities has a subordinated revolving line of credit with the Lender (the “Broker/Deal Line of Credit”). Draws on the Broker/Deal Line of Credit bear interest at the rate of prime. The maximum principal amount of the Broker/Deal Line of Credit is $10.0 million at any one time on or prior to June 30, 2013 and $15.0 million at any one time thereafter and before October 11, 2013. The Broker/Deal Line of Credit matures on October 11, 2014. There were no borrowings on this line of credit as of June 30, 2013. JMPG LLC has guaranteed the obligations under the Broker/Deal Line of Credit pursuant to a General Continuing Guaranty dated as of April 8, 2011. Furthermore, if any of the Broker/Deal Line of Credit remains outstanding for more than 30 days, an event of default will occur under the Credit Agreement.

In January 2013, the Company raised approximately $46.0 million from the sale of 8.00% Senior Notes. The notes will mature on January 15, 2023, and may be redeemed in whole or in part at any time or from time to time at the company's option on or after January 15, 2016, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The notes bear interest at a rate of 8.00% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year, and commenced on April 15, 2013.

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

The Company currently intends to declare quarterly cash dividends on all outstanding shares of common stock. The Company currently does not plan to pay dividends on unvested shares of restricted stock. In March 2013, the Company’s board of directors declared and paid a quarterly cash dividend of $0.035 per share, for the fourth quarter of 2012. In May 2013, the Company’s board of directors declared and paid a quarterly cash dividend of $0.035 per share, for the first quarter of 2013.

During the three months ended June 30, 2013, the Company repurchased 470,887 shares of the Company’s common stock at an average price of $6.47 per share for an aggregate purchase price of $3.0 million. 356,728 of the shares repurchased during the three months ended June 30, 2013, were repurchased from certain JMPCA employees at a discount to market price in conjunction with their use of said proceeds as a long term capital commitment to CLO II. The remaining shares repurchased in the three months ended June 30, 2013 were repurchased in the open market.

We had total restricted cash of $167.0 million comprised primarily of $154.9 million of restricted cash at JMP Credit on June 30, 2013. This balance was comprised of $5.2 million in interest received from loans in the CLOs and $149.7 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLO. The principal restricted cash will be used to buy additional loans.

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

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $37. 3 million and $36.7 million, which were $36.3 million and $35.7 million in excess of the required net capital of $1.0 million at June 30, 2013 and December 31, 2012, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.28 to 1 and 0.17 to 1 at June 30, 2013 and December 31, 2012, respectively.

A condensed table of cash flows for the six months ended June 30, 2013 and 2012 is presented below.

(Dollars in thousands)	Six Months Ended June 30,		Change from 2012 to 2013
	2013	2012	$	%
Cash flows provided by (used in) operating activities	$15,527	$(2,874)	$18,401	640.3%
Cash flows used in investing activities	(92,723)	(24,730)	(67,993)	-274.9%
Cash flows provided by financing activities	63,452	20,246	43,206	213.4%
Total cash flows	$(13,745)	$(7,358)	$(6,387)	-86.8%

Cash Flows for the Six months ended June 30, 2013

Cash decreased by $13.7 million during the six months ended June 30, 2013, as a result of cash used in investing activities, partially offset by cash provided by operating and financing activities.

Our operating activities provided $15.5 million of cash from the net loss of $3.9 million, adjusted for the cash provided by operating assets and liabilities of $11.8 million and non-cash revenue and expense items of $7.6 million. The cash provided by the change in operating assets and liabilities included a decrease in other assets of $17.7 million, partially offset by an increase in receivables of $6.6 million and an increase in marketable securities of $3.4 million.

Our investing activities used $92.7 million of cash primarily due to purchases of loans collateralizing ABS of $346.5 million, purchases of other investments of $67.2 million, partially offset by cash provided decreases of restricted cash reserved for lending activities of $235.7 million, sales and payoff of loans collateralizing ABS of $92.4 million, and sales of other investments of $5.8 million.

Our financing activities provided $63.5 million of cash primarily due to the contributions of non-controlling interest holders of $46.5 million, $46.0 million proceeds from the bond issuance, and proceeds from the issuance of $15.0 million, partially offset by the repayment on line of credit of $28.2 million and the repayment of notes payable of $6.1 million.

Cash Flows for the Six months ended June 30, 2012

Cash decreased by $7.4 million during the six months ended June 30, 2012, as a result of cash used in investing activities and operating activities, partially offset by financing activities.

Our operating activities used $2.9 million of cash from the net income of $8.9 million, adjusted for the cash used in non-cash revenue and expense items of $0.4 million and used in operating assets and liabilities of $11.0 million. The cash used in operating assets and liabilities included a $15.4 million decrease in accrued compensation, a $6.0 million increase in receivables, partially offset by an $8.7 million decrease in marketable securities and a $1.2 million increase in marketable securities sold, but not yet purchased.

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

 Contractual Obligations

As of June 30, 2013, our aggregate minimum future commitment on our leases was $19.7 million. See Note 13 of the Notes to the consolidated financial statements for more information. In January 2013, the Company issued a $46.0 million bond, payable in 2023, with annual interest payments of $2.7 million in 2013, and subsequent annual interest payments of $3.7 million, from 2014 through 2023. Our remaining contractual obligations have not materially changed from those reported in our 2012 10-K.

Off-Balance Sheet Arrangements

In connection with CLO I and CLO II, the Company had unfunded commitments to lend of $68.0 million and standby letters of credit of $1.5 million as of June 30, 2013. The funds for the unfunded commitments to lend and the cash collateral supporting these standby letters of credit are included in restricted cash on the Consolidated Statement of Financial Position as of June 30, 2013. These commitments do not extend to JMP Group Inc. See Note 18 of the Notes to the consolidated financial statements for more information on the financial instruments with off-balance sheet risk in connection with CLO I and CLO II.

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

We had no other material off-balance sheet arrangements as of June 30, 2013. However, as described below under “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

•	the impact of the estimates or assumptions on our financial condition or operating performance is material.

Using the foregoing criteria, we consider the following to be our critical accounting policies:

●	Valuation of Financial Instruments

●	Asset Management Investment Partnerships

●	Loans Collateralizing Asset-backed Securities Issued

●	Allowance for Loan Losses

●	Asset-backed Securities Issued

●	Legal and Other Contingent Liabilities

●	Income Taxes

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

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $17.7 million as of June 30, 2013. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $11.9 million as of June 30, 2013. The net potential loss in fair value for our marketable equity securities portfolio as of June 30, 2013, using a hypothetical 10% decline in prices, is estimated to be approximately $0.6 million. In addition, as of June 30, 2013, we have invested $62.4 million of our own capital in our funds, which are invested primarily in publicly traded equity securities. The net potential loss in fair value for our investments at June 30, 2013, using a hypothetical 10% decline in the funds’ investment portfolios, is estimated to be approximately $6.2 million.

Interest Rate Risk

Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold U.S. Treasury securities and other fixed income securities and may incur interest-sensitive liabilities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve. We believe we have mitigated our interest rate risk on our interest-sensitive liabilities, except liabilities of CLO I, by entering into an interest rate cap through the maturity of these liabilities.

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

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended June 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1, 2013 to April 30, 2013	429,989	$6.48	429,989	1,560,505
May 1, 2013 to May 31, 2013	34,277	$6.42	34,277	1,526,228
June 1, 2013 to June 30, 2013	6,621	$6.50	6,621	1,519,607
Total	470,887		470,887

(1)

The Company’s board of directors authorized the repurchase of 0.5 million shares during the fourteen months subsequent to October 30, 2012. On March 5, 2013, the Company's board of directors authorized the repurchase of an additional 1.3 million shares, and extended the authorization of all outstanding shares through December 31, 2014.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

 Not Applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2013

JMP Group Inc.

By:	/s/ JOSEPH A. JOLSON
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ RAYMOND S. JACKSON
Name:	Raymond S. Jackson
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.22

Indenture, dated as of April 30, 2013, among JMP Credit Advisors CLO II Ltd., as Issuer, JMP Credit Advisors CLO II LLC, as Co-Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.1 in Form 8-K filed on May 6, 2013).

10.23

Portfolio Management Agreement, dated as of April 30, 2013 between, JMP Credit Advisors CLO II Ltd., as Issuer and JMP Credit Advisors LLC, as Manager (incorporated by reference to Exhibit 10.2 in Form 8-K filed on May 6, 2013).

10.24

Collateral Administration Agreement, dated as of April 30, 2013, by and among JMP Credit Advisors CLO II Ltd., JMP Credit Advisors LLC and U.S. Bank National Association, as collateral administrator (incorporated by reference to Exhibit 10.3 in Form 8-K filed on May 6, 2013).

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).