Form 10-Q
period 2013-09-30
JMP Group Inc.
filed 2013-10-31
CIK 1383803

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013 OR

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of October 30, 2013 was 21,848,146.

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

PART I. FINANCIAL INFORMATION

ITEM 1.         Financial Statements

JMP Group Inc.

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2013	December 31, 2012

Assets
Cash and cash equivalents	$55,740	$67,075
Restricted cash and deposits (includes cash on deposit with clearing broker of $150 at both September 30, 2013 and December 31, 2012)	84,788	69,813
Receivable from clearing broker	1,304	1,117
Investment banking fees receivable, net of allowance for doubtful accounts of zero at September 30, 2013 and December 31, 2012	13,957	5,148
Marketable securities owned, at fair value	19,569	14,347
Incentive fee receivable	2,960	2,945
Other investments (of which $169,229 and $80,945 are recorded at fair value at September 30, 2013 and December 31, 2012, respectively)	169,413	81,161
Loans held for sale	-	3,134
Loans held for investment, net of allowance for loan losses	667	150
Small business loans	-	38,934
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	709,403	401,003
Interest receivable	1,009	1,229
Fixed assets, net	2,237	2,663
Deferred tax assets	9,237	13,087
Other assets	13,036	8,056
Total assets	$1,083,320	$709,862

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$15,397	$11,567
Accrued compensation	34,459	20,256
Asset-backed securities issued	722,279	415,456
Interest payable	4,417	588
Note payable	17,184	10,486
Line of credit	-	28,227
Bond payable	46,000	-
Deferred tax liability	3,095	9,775
Other liabilities	22,278	26,203
Total liabilities	865,109	522,558

Redeemable Non-controlling Interest	-	161
Commitments and Contingencies
JMP Group Inc. Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,780,052 shares issued at both September 30, 2013 and December 31, 2012; 21,961,227 and 22,591,649 shares outstanding at September 30, 2013 and December 31, 2012	23	23
Additional paid-in capital	131,548	128,318
Treasury stock, at cost, 818,825 and 188,403 shares at September 30, 2013 and December 31, 2012	(5,124)	(1,007)
Accumulated other comprehensive loss	(14)	(55)
Accumulated deficit	(2,693)	(408)
Total JMP Group Inc. stockholders' equity	123,740	126,871
Nonredeemable Non-controlling Interest	94,471	60,272
Total equity	218,211	187,143
Total liabilities and equity	$1,083,320	$709,862

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Financial Condition - (Continued)

(Unaudited)

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities ("VIEs") included in total assets and total liabilities above:

	September 30, 2013	December 31, 2012

Cash and cash equivalents	$150	$-
Restricted cash	68,113	56,968
Loans held for sale	-	3,134
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	709,403	401,003
Interest receivable	1,717	1,062
Incentive fees receivable	495	-
Deferred tax assets	2,438	3,387
Other assets	3,120	32
Total assets of consolidated VIEs	$785,436	$465,586

Asset-backed securities issued	722,279	415,456
Note payable	2,500	-
Interest payable	3,603	542
Deferred tax liability	2,756	8,437
Other liabilities	5,896	3,573
Total liabilities of consolidated VIEs	$737,034	$428,008

The asset-backed securities issued (“ABS”) by the VIE are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, only the assets of the VIE can be used to settle the obligations of the VIE.

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues
Investment banking	$19,137	$12,218	$52,301	$38,010
Brokerage	5,750	5,371	17,924	16,275
Asset management fees	5,328	3,755	15,606	10,721
Principal transactions	640	(1,955)	4,849	12,309
Gain on sale and payoff of loans and mark-to-market of loans	166	564	1,591	3,016
Net dividend income (expense)	243	(2)	290	(25)
Other income	267	365	581	3,507
Non-interest revenues	31,531	20,316	93,142	83,813

Interest income	8,734	8,333	24,603	24,051
Interest expense	(4,421)	(10,087)	(25,825)	(29,573)
Net interest income (expense)	4,313	(1,754)	(1,222)	(5,522)

Provision for loan losses	(467)	65	(2,391)	(1,135)

Total net revenues after provision for loan losses	35,377	18,627	89,529	77,156

Non-interest expenses
Compensation and benefits	24,685	17,358	69,066	55,833
Administration	1,919	1,645	7,255	4,604
Brokerage, clearing and exchange fees	939	902	2,851	2,656
Travel and business development	994	746	2,991	2,435
Communications and technology	907	909	2,592	2,642
Occupancy	822	814	2,434	2,352
Professional fees	632	967	2,468	2,324
Depreciation	231	227	695	642
Other	342	67	649	282
Total non-interest expenses	31,471	23,635	91,001	73,770
Income (loss) before income tax expense	3,906	(5,008)	(1,472)	3,386
Income tax expense (benefit)	1,634	(884)	178	(1,423)
Net income (loss)	2,272	(4,124)	(1,650)	4,809
Less: Net (loss) income attributable to nonredeemable non-controlling interest	(1,017)	(2,817)	(1,785)	7,380
Income (loss) attributable to JMP Group Inc.	$3,289	$(1,307)	$135	$(2,571)

Net income (loss) attributable to JMP Group Inc. per common share:
Basic	$0.15	$(0.06)	$0.01	$(0.11)
Diluted	$0.14	$(0.06)	$0.01	$(0.11)

Dividends declared per common share	$0.035	$0.035	$0.105	$0.100

Weighted average common shares outstanding:
Basic	22,014	22,737	22,271	22,564
Diluted	22,713	22,737	22,669	22,564

See accompanying notes to consolidated financial statements.

 JMP Group Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$2,272	$(4,124)	$(1,650)	$4,809
Other comprehensive income (loss)
Unrealized gain on cash flow hedge, net of tax	13	14	41	34
Comprehensive income (loss)	2,285	(4,110)	(1,609)	4,843
Less: Comprehensive (loss)/income attributable to non-controlling interest	(1,017)	(2,817)	(1,785)	7,380
Comprehensive income (loss) attributable to JMP Group Inc.	$3,302	$(1,293)	$176	$(2,537)

JMP Group Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

(In thousands)

	JMP Group Inc. Stockholders' Equity
	Common Stock		Treasury	Additional Paid-In	Retained Earnings/ Accumulated	Accumulated Other Comprehensive	Nonredeemable Non-controlling
	Shares	Amount	Stock	Capital	Deficit	Loss	Interest	Total Equity
Balance, December 31, 2012	22,780	$23	$(1,007)	$128,318	$(408)	$(55)	$60,272	$187,143
Net income (loss)	-	-	-	-	135	-	(1,785)	(1,650)
Additonal paid-in capital - stock-based compensation	-	-	-	3,150	-	-	-	3,150
Dividends and dividend equivalents declared on common stock and restricted stock units	-	-	-	-	(2,420)	-	-	(2,420)
Purchases of shares of common stock for treasury	-	-	(4,342)	-	-	-	-	(4,342)
Reissuance of shares of common stock from treasury	-	-	225	80	-	-	-	305
Distributions to non-controlling interest holders	-	-	-	-	-	-	(3,552)	(3,552)
Unrealized gain on cash flow hedge, net of tax	-	-	-	-	-	41	-	41
Capital contributions from non-controlling interest holders	-	-	-	-	-	-	62,725	62,725
Reorganization/dissolution of subsidiaries (Note 2)	-	-	-	-	-		(23,189)	(23,189)
Balance, September 30, 2013	22,780	$23	$(5,124)	$131,548	$(2,6930	$(14)	$94,471	$218,211

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(1,650)	$4,809
Adjustments to reconcile net income to net cash used in operating activities:
Provision for doubtful accounts	2	-
Provision for loan losses	2,391	1,135
Accretion of deferred loan fees	(1,522)	(928)
Amortization of liquidity discount, net	14,911	21,631
Amortization of debt issuance costs	31	-
Amortization of original issuance discount, related to CLO II	360	-
Interest paid in kind	(284)	(129)
Gain on sale and payoff of loans	(1,591)	(2,643)
Change in other investments:
Fair value	(3,850)	(7,091)
Incentive fees reinvested in general partnership interests	(5,424)	(2,216)
Change in fair value of small business loans	(90)	(120)
Realized gain on other investments	(175)	(2,280)
Depreciation and amortization of fixed assets	695	642
Stock-based compensation expense	3,883	582
Deferred income taxes	(2,830)	(907)
Net change in operating assets and liabilities:
Decrease (increase) in interest receivable	220	(217)
Increase in receivables	(9,585)	(8,685)
(Increase) decrease in marketable securities	(5,222)	9,827
Decrease (increase) in restricted cash (excluding restricted cash reserved for lending activities), deposits and other assets	13,703	(22)
Increase in marketable securities sold, but not yet purchased	3,830	462
Increase (decrease) in interest payable	3,829	(4)
Increase (decrease) in accrued compensation and other liabilities	10,642	(11,195)
Net cash provided by operating activities	22,274	2,651

Cash flows from investing activities:
Purchases of fixed assets	(269)	(1,167)
Investment in subsidiary	(17,325)	-
Purchases of other investments	(80,058)	(19,873)
Sales of other investments	9,873	10,478
Funding of loans collateralizing asset-backed securities issued	(494,924)	(122,542)
Funding of small business loans	(1,451)	(18,459)
Funding of loans held for investment	(517)	-
Sale and payoff of loans collateralizing asset-backed securities issued	157,951	111,681
Principal receipts on loans collateralizing asset-backed securities issued	33,066	25,453
Net change in restricted cash reserved for lending activities	325,625	(14,615)
Cash associated with consolidation / deconsolidation of subsidiaries	(13,343)	-
Net cash used in investing activities	(81,372)	(29,044)

Cash flows from financing activities:
Proceeds from issuance of note payable	15,000	-
Proceeds from borrowing on line of credit	-	9,987
Proceeds from bond issuance	46,000	-
Payments of debt issuance costs	(1,694)	-
Repayments of borrowing on line of credit	(28,227)	-
Repayment of note payable	(8,302)	(6,552)
Repayment of asset-backed securities issued	(20,647)	-
Dividends and dividend equivalents paid on common stock and RSUs	(2,420)	(2,279)
Purchases of shares of common stock for treasury	(4,342)	(4,839)
Cash settlement of share-based compensation	(427)	-
Capital contributions of redeemable non-controlling interest holders	134	110
Capital contributions of nonredeemable non-controlling interest holders	56,240	24,565
Distributions to non-controlling interest shareholders	(3,552)	(5,272)
Net cash provided by financing activities	47,763	15,720
Net decrease in cash and cash equivalents	(11,335)	(10,673)
Cash and cash equivalents, beginning of period	67,075	70,363
Cash and cash equivalents, end of period	$55,740	$59,690

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5,938	$4,669
Cash paid during the period for taxes	$7,046	$839

Non-cash investing and financing activities:
Issuance of shares of common stock from treasury related to vesting of restricted stock units and exercises of stock options	$225	$7,430

See accompanying notes to consolidated financial statements.

JMP GROUP INC.

Notes to Consolidated Financial Statements

September 30, 2013

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

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities, HCS, JMP Capital, JMP Credit, JMPCA, and the partly-owned subsidiaries Harvest Growth Capital LLC (“HGC”), CLO I, HCC LLC (through May 2, 2013), Harvest Growth Capital II LLC (“HGC II”) (effective October 1, 2012), CLO II (effective April 30, 2013) and HCAP Advisors (effective May 1, 2013). All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interest on the Consolidated Statements of Financial Condition at September 30, 2013 and December 31, 2012 relate to the interest of third parties in the partly-owned subsidiaries.

See Note 2 - Summary of Significant Accounting Policies in the Company's 2012 10-K for the Company's significant accounting policies.

Recent Business Transactions

On April 25, 2013, HCC entered into an acquisition agreement with HCC LLC. Pursuant to this acquisition agreement, immediately prior to the election to be treated as a BDC under the 1940 Act, HCC acquired HCC LLC, and the holders of membership interests in HCC LLC received shares of HCC common stock in exchange for their interests in HCC LLC. The outstanding limited liability company units of HCC LLC were converted into a number of shares of HCC common stock equal to (i) $33.7 million (i.e., the net asset value of HCC LLC as of December 31, 2012), plus the proceeds of sales of membership interests by HCC LLC since December 31, 2012, plus the reclassification of mezzanine equity to members capital, and minus distributions of pre - December 31, 2012 earnings made by HCC LLC after December 31, 2012, divided by (ii) $15.00 per share of HCC common stock. In connection with the merger, the number of units underlying each warrant, and the exercise price thereof, were converted into its common stock equivalent. HCC assumed and succeeded to all of the assets and liabilities of HCC LLC, including its obligations under the revolving credit facility with JMP Group, as amended. The conversion of units to shares and HCC LLC to HCC did not result in a change of control, or a change in management. The conversion was a transaction to change corporate form in preparation for the IPO. HCC engaged HCAP Advisors LLC to act as its adviser. Subject to the overall supervision of the HCC independent board of directors, HCAP Advisors manages HCC's day-to-day operations and provides investment advisory services. On May 2, 2013, HCC priced its initial public offering of 3.4 million shares of its common stock at a price of $15.00 per share, raising $51.0 million in gross proceeds. The underwriters of the offering were granted a 30-day option to purchase up to an additional 433,333 shares of common stock from the company. That option was exercised on May 15, raising an additional $6.5 million. After the offering, the Company's ownership of HCC was 11.6%. The Company performed a consolidation analysis at the time of the offering. Because of its current ownership and management position, the Company deconsolidated HCC effective May 2, 2013. The Company accounts for its investment in HCC using the fair value option.

On April 3, 2013, entities sponsored by JMP Group Inc. priced a $343.8 million CLO. The senior notes offered in this transaction (the “Secured Notes”) were issued by JMP Credit Advisors CLO II Ltd., a special purpose Cayman vehicle, and co-issued in part by JMP Credit Advisors CLO II LLC, a special purpose Delaware vehicle, and were backed by a diversified portfolio of broadly syndicated leveraged loans. The Secured Notes were issued in multiple tranches and are rated by Standard & Poor's Ratings Services and, in respect of certain tranches, Moody's Investors Service, Inc. The Secured Notes were priced with a weighted average coupon of three-month LIBOR plus 1.86%. The Company, through a wholly-owned subsidiary, retained $17.3 million of the subordinated notes of the Issuer (the “Subordinated Notes”). The Subordinated Notes do not bear interest and are not rated. The transaction closed on April 30, 2013. The Company manages CLO II, and owns approximately 73% of the Subordinated Notes.

HCAP Advisors was formed on December 18, 2012. HCAP Advisors appointed JMP Group LLC as its Manager effective May 1, 2013, and began offering investment advisory services. The Company owns a 51% equity interest in HCAP Advisors. HCAP Advisors borrowed $2.5 million from JMP Capital LLC, to be repaid in quarterly installments, commencing on the last business day of March 2015, with the last such installment due and payable on December 31, 2017. HCAP Advisors used these funds to pay the underwriters a portion of the sales load in the amount of $2.5 million, related to the IPO of HCC. HCC is not obligated to repay the portion of the sales load paid by HCAP Advisors.

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

On August 6, 2013, JMP Capital LLC made a $0.5 million investment in RB Multifamily LLC ("RMI"), an investment company which invests in real estate joint ventures. On September 20, 2013, the Company made a subsequent investment of $2.2 million. The Company elected to account for its 31.25% equity interest in RMI using the fair value option. The primary reason for electing the fair value option was to measure the gains on the investments on the same basis as the other equity securities, all of which are stated at fair value. The Company uses net asset value as a practical expedient to estimate fair value. The gains on the investments in RMI are reported in Principal Transactions in the Consolidated Statements of Operation.

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

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at September 30, 2013 and December 31, 2012:

	At September 30, 2013
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$55,740	$55,740	$-	$-	$55,740
Restricted cash and deposits	84,788	84,788	-	-	84,788
Marketable securities owned	19,569	19,569	-	-	19,569
Other investments	169,413	10,611	62,757	95,861	169,229
Loans held for investment, net of allowance for loan losses	667	-	-	568	568
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	709,403	-	718,107	-	718,107
Long term receivable	1,090	-	-	1,330	1,330
Total assets:	$1,040,670	$170,708	$780,864	$97,759	$1,049,331

Liabilities:
Marketable securities sold, but not yet purchased	$15,397	$15,397	$-	$-	$15,397
Asset-backed securities issued	722,279	-	708,946	-	708,946
Bond payable	46,000	-	46,495	-	46,495
Note payable	17,184	-	17,184	-	17,184
Total liabilities:	$800,860	$15,397	$772,625	$-	$788,022

	At December 31, 2012
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$67,075	$67,075	$-	$-	$67,075
Restricted cash and deposits	69,813	69,813	-	-	69,813
Marketable securities owned	14,347	14,347	-	-	14,347
Other investments	81,161	865	28,137	51,943	80,945
Loans held for investment, net of allowance for loan losses	150	-	-	150	150
Loans held for sale	3,134	-	3,134	-	3,134
Small business loans	38,934	-	3,487	35,447	38,934
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	401,003	-	406,313	5,716	412,029
Long term receivable	1,342	-	-	1,647	1,647
Total assets:	$676,959	$152,100	$441,071	$94,903	$688,074

Liabilities:
Marketable securities sold, but not yet purchased	$11,567	$11,567	$-	$-	$11,567
Asset-backed securities issued	415,456	-	404,341	-	404,341
Note payable	10,486	-	10,486	-	10,486
Line of credit	28,227	-	28,227	-	28,227
Total liabilities:	$465,736	$11,567	$443,054	$-	$454,621

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at September 30, 2013 and December 31, 2012:

(In thousands)	September 30, 2013
	Level 1	Level 2	Level 3	Total

Marketable securities owned	$19,569	$-	$-	$19,569
Other investments:
Investments in hedge funds managed by HCS	-	60,184	-	60,184
Investments in funds of funds managed by HCS	-	-	130	130
Total investment in funds managed by HCS	-	60,184	130	60,314
Investments in private equity/ real estate funds	-	-	4,944	4,944
Warrants and other held at JMPS and JMPG LLC	-	-	1,286	1,286
Equity securities in HCC	10,549	-	-	10,549
Equity securities in HGC, HGC II and JMP Capital	62	2,573	83,425	86,060
Forward purchase contract	-	-	6,076	6,076
Total other investments	10,611	62,757	95,861	169,229
Total assets:	$30,180	$62,757	$95,861	$188,798

Marketable securities sold, but not yet purchased	15,397	-	-	15,397

Total liabilities:	$15,397	$-	$-	$15,397

(In thousands)	December 31, 2012
	Level 1	Level 2	Level 3	Total

Marketable securities owned	$14,347	$-	$-	$14,347
Small business loans	-	3,487	35,447	38,934
Other investments:
Investments in hedge funds managed by HCS	-	27,907	-	27,907
Investments in funds of funds managed by HCS	-	-	109	109
Total investment in funds managed by HCS	-	27,907	109	28,016
Investment in private equity fund	-	-	2,332	2,332
Warrants and other held at JMPS	-	-	413	413
Warrants and equity securities held at HCC LLC	-	-	2,577	2,577
Equity securities in HGC, HGC II and JMP Capital	865	230	41,075	42,170
Forward purchase contract	-	-	5,437	5,437
Total other investments	865	28,137	51,943	80,945
Total assets:	$15,212	$31,624	$87,390	$134,226

Marketable securities sold, but not yet purchased	11,567	-	-	11,567

Total liabilities:	$11,567	$-	$-	$11,567

The Company holds a limited partner investment in a private equity fund. This fund aims to achieve medium to long-term capital appreciation by investing in a diversified portfolio of technology companies that leverage the growth of Greater China. The Company also holds an investment in a real estate fund, which aims to generate revenue stream from investments in real estate joint ventures.

The Company's Level 2 assets held in other investments consist of small business loans (through May 2, 2013), investments in hedge funds managed by HCS, and equity securities in HGC, HGC II, and JMP Capital. The fair value of the Level 2 small business loans is calculated using the average market bid and ask quotation obtained from a loan pricing service. The fair value of the investment in hedge funds is calculated using the net asset value. These assets are considered Level 2, as the underlying hedge funds are mainly invested in publicly traded stocks whose value is based on quoted market prices. The Level 2 equity securities in HGC, HGC II, and JMP Capital reflect investments in public securities, where the Company is subject to a lockup period. The fair value of the Level 2 equity securities in HGC, HGC II and JMP Capital is calculated by applying a discount rate to the quoted market prices of the portfolio securities due to lack of marketability.

The tables below provide a reconciliation of the beginning and ending balances for the assets held at fair value using significant unobservable inputs (Level 3) for the three months ended September 30, 2013 and 2012.

(In thousands)	Balance as of June 30, 2013	Purchases	Sales	Settlements	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers out of Level 3 / Deconsolidation	Balance as of September 30, 2013	Unrealized gains/(losses) included in earnings related to assets still held at reporting date

General partner investment in funds of funds	$128	$-	$-	$-	$2	$-	$130	$2
Investment in private equity/ real estate funds	2,691	2,734	-	(634)	153	-	4,944	153
Warrants and other held at JMPS/JMPG	783	-	-	-	503	-	1,286	503
Equity securities in HGC, HGC II and JMP Capital	77,741	9,884	-	-	(1,628)	(2,572)	83,425	(1,628)
Forward purchase contract	5,000	-	-	-	1,076	-	6,076	1,076
Total Level 3 assets	$86,343	$12,618	$-	$(634)	$106	$(2,572)	$95,861	$106

 (1) No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

(In thousands)	Balance as of June 30, 2012	Purchases	Sales	Settlements	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers out of Level 3	Balance as of September 30, 2012	Unrealized gains/(losses) included in earnings related to assets still held at reporting date

General partner investment in funds of funds	$104	$-	$-	$-	$1	$-	$105	$1
Investment in private equity fund	2,741	25	-	-	(322)	-	2,444	(322)
Warrants and other held at JMPS/JMPG	782	-	-	-	(113)	-	669	(113)
Warrants and other held at HCC LLC	100	206	-	-	-	-	306	-
Small business loans	16,478	3,306	-	-	318		20,102	318
Equity securities in HGC, HGC II and JMP Capital	35,976	2,771	-	-	(3,070)	(300)	35,377	(3,070)
Forward purchase contract	7,424	-	-	-	(887)	-	6,537	(887)
Total Level 3 assets	$63,605	$6,308	$-	$-	$(4,073)	$(300)	$65,540	$(4,073)

(1) No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

The tables below provide a reconciliation of the beginning and ending balances for the assets held at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013 and 2012.

(In thousands)	Balance as of December 31, 2012	Purchases	Sales	Settlements	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers out of Level 3 / Deconsolidation	Balance as of September 30, 2013	Unrealized gains/(losses) included in earnings related to assets still held at reporting date

General partner investment in funds of funds	$109	$-	$-	$-	$21	$-	$130	$21
Investment in private equity/ real estate funds	2,332	2,734	-	(634)	512	-	4,944	512
Warrants and other held at JMPS/JMPG	413	42	-	-	831	-	1,286	831
Warrants and other held at HCC LLC	2,577	100	-	-	425	(3,102)	-	-
Small business loans	35,447	1,771	(43)	-	30	(37,205)	-	-
Equity securities in HGC, HGC II and JMP Capital	41,075	45,922	-	-	(1,000)	(2,572)	83,425	(1,000)
Forward purchase contract	5,437	-	-	-	639	-	6,076	639
Total Level 3 assets	$87,390	$50,569	$(43)	$(634)	$1,458	$(42,879)	$95,861	$1,003

 (1) No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

(In thousands)	Balance as of December 31, 2011	Purchases	Sales	Settlements	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers out of Level 3	Balance as of September 30, 2012	Unrealized gains/(losses) included in earnings related to assets still held at reporting date

General partner investment in funds of funds	$102	$-	$-	$-	$3	$-	$105	$3
Investment in private equity fund	2,585	25	-	(49)	(117)	-	2,444	(117)
Warrants and other held at JMPS	617	2	-	-	50	-	669	50
Warrants and other held at HCC LLC	-	306	-	-	-	-	306	-
Small business loans	3,902	16,513	(500)	-	187	-	20,102	187
Equity securities in HGC and JMP Capital	20,707	12,273	-	-	3,610	(1,213)	35,377	3,610
Forward purchase contract	-	5,000	-	-	1,537	-	6,537	1,537
Total Level 3 assets	$27,913	$34,119	$(500)	$(49)	$5,270	$(1,213)	$65,540	$5,270

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

There was one transfer into Level 1 for the three and nine months ended September 30, 2013, as a result of the expiration of the lockup discount on the Company’s investment in HCC. There were transfers into Level 2 from Level 3 of $2.6 million for the three months ended September 30, 2013, as a result of the observability of fair value associated with the equity securities in HGC and JMP Capital. There were transfers into Level 2 from Level 3 of $1.2 million for the nine months ended September 30, 2012, as a result of the observability of fair value associated with the equity securities in HGC and JMP Capital. There were no other transfers in or out of Level 1, Level 2 or Level 3 during the three or nine months ended September 30, 2013 and 2012.

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

Included in other investments are investments in partnerships in which one of the Company’s subsidiaries is the investment manager and general partner. The Company accounts for these investments using the equity method as described in Note 2 - Summary of Significant Accounting Policies in the Company's 2012 10-K. The Company’s proportionate share of those investments is included in the tables above. In addition, other investments include warrants and investments in funds managed by third parties. The investments in private investment funds managed by third parties are generally not redeemable at the option of the Company. As of September 30, 2013, the Company had unfunded investment commitments of $0.1 million related to private investment funds managed by third parties.

The Company used the following valuation techniques with unobservable inputs when estimating the fair value of the Level 3 assets:

Dollars in thousands	Fair Value at September 30, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
Investments in Funds of Funds managed by HCS (1)	$130	Net Asset Value	N/A		N/A
Investments in private equity/ real estate funds (1)	$4,944	Net Asset Value	N/A		N/A
Warrants and other held at JMPS/JMPG	$1,286	Black-Scholes Option Model	Annualized volatility of credit	0.0%	-	16.3%	(14.4%)
			Risk adjusted discount factor	0.0%	-	75.0%	(1.1%)
Equity securities in HGC, HGC II and JMP Capital	$83,425	Market comparable companies	Revenue multiples	1.6x	-	10.1x	(4.9x)
			EBITDA multiples	13.4x	-	33.5x	(21.0x)
			Discount for lack of marketability	30%	-	40%	(32%)
		Market transactions	Revenue multiples	3.3x	-	6.8x	(5.4x)
			EBITDA multiples	11.8x	-	27.9x	(17.6x)
			Control premium		25%
Forward purchase contract	$6,076	Market comparable companies	Revenue multiples	8.0x	-	10.1x	(8.9x)
			Billing multiples	6.8x	-	8.6x	(7.6x)
			Discount for lack of marketability		30%
		Market transactions	Revenue multiples		6.7x
			Control premium		25%

(1) The Company uses the reported net asset value per share as a practical expedient to estimate the fair value of the investments in funds of funds managed by HCS and limited partner investment in private equity funds.

Dollars in thousands	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Investments in Funds of Funds managed by HCS (1)	$109	Net Asset Value	N/A		N/A
Investment in private equity fund (1)	$2,332	Net Asset Value	N/A		N/A
Warrants and Other held at JMPS	$413	Black-Scholes Option Model	Annualized volatility of credit	16.2%	-	28.9%	(16.8%)
Warrants and equity held at HCC LLC	$2,577	Market comparable companies	EBITDA multiples	3.8x	-	9.3x	(8.5x)
		Income	Weighted average cost of capital	10.0%	-	18.0%	(15.6%)
Small business loans	$35,447	Bond yield	Risk adjusted discount factor	8.5%	-	16.2%	(13.2%)
		Market comparable companies	EBITDA multiples	3.8x	-	9.3x	(8.5x)
		Income	Weighted average cost of capital	10.0%	-	18.0%	(15.6%)
			Expected principal recovery	0.0%	-	100.0%	(100.0%)
Equity securities in HGC and JMP Capital	$41,075	Market comparable companies	Revenue multiples	2.1x	-	7.3x	(3.5x)
			EBITDA multiples	8.8x	-	22.9x	(15.8x)
			Discount for lack of marketability	30%	-	40%	(34%)
		Market transactions	Revenue multiples	3.2x	-	11.7x	(5.2x)
			EBITDA multiples	11.7x	-	19.8x	(15.4x)
			Control premium		25%
Forward purchase contract	$5,437	Market comparable companies	Revenue multiples	6.7x	-	8.1x	(7.3x)
			Billing multiples	6.0x	-	7.2x	(6.5x)
			Discount for lack of marketability		30%
		Market transactions	Revenue multiples		6.3x
			Control premium		25%

(1) The Company uses the reported net asset value per share as a practical expedient to estimate the fair value of the investments in funds of funds managed by HCS, limited partner investment in private equity funds, and the investment in a real estate investment company.

The significant unobservable input used in the fair value measurement of the warrants held at JMPS is the annualized volatility of credit. Significant increases in the rate would result in a significantly higher fair value measurement.

The significant unobservable inputs used in the fair value measurement of the warrants and equity held at HCC LLC are EBITDA multiples and weighted average cost of capital. Significant increases in the multiples in isolation would result in a significantly higher fair value measurement. Increases in the discounts in isolation would result in decreases to the fair value measurement.

The significant unobservable inputs used in the fair value measurement of the small business loans held are risk adjusted discount factors, EBITDA multiples, weighted average cost of capital and expected principal recoveries. Significant increases in the multiples and expected principal recovery rates in isolation would result in a significantly higher fair value measurement. Increases in the discounts in isolation would result in decreases to the fair value measurement.

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

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. The following tables provide information related to the Company’s assets carried at fair value on a non-recurring basis at September 30, 2013 and 2012:

	Fair Value		Losses for the Three Months Ended		Losses for the Nine Months Ended
(In thousands)	September 30, 2013	December 31, 2012	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Assets:
Nonaccrual loans	$-	$5,716	$-	$(1,000)	$(870)	$(1,000)
Loans held for sale	-	3,134	-	210	(422)	(155)
Total:	$-	$8,850	$-	$(790)	$(1,292)	$(1,1550

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

Due to its adoption of investment company accounting in December 2012, HCC LLC was required to change certain accounting principles which it had been permitted to employ historically. These changes were retrospectively applied and as of September 30, 2012, HCC LLC reported all investments, including debt investments, at market value or, in the absence of a readily available market value, at fair value, with unrealized gains and losses recorded in Gain on sale, payoff and mark-to-market on the Consolidated Statements of Operations. The Company recorded unrealized gains of $0.4 million relating to the fair value adjustment of small business loans in both the three and six months ended 2012, respectively. The Company recorded unrealized gains of $0.1 million relating to the fair value adjustment of small business loans in 2013, prior to the deconsolidation of HCC LLC on May 2, 2013.

In connection with the initial HCC public offering on May 2, 2013, the Company ceased consolidating HCC LLC and began recognizing its investment, including common stock and warrants of HCC, using the fair value option. The Company's investments in HCC common stock and warrants are included in other investments. The deconsolidation of HCC LLC resulted in a net loss of $36 thousand. The Company recorded unrealized gains of $0.2 million and $0.1 million in the three and nine months ended September 30, 2013 related to its investments in HCC. The Company recognized the initial loss on deconsolidation and subsequent market adjustments to its investments in principal transactions. Dividends received during the three and nine months ended September 30, 2013 on HCC stock of $0.2 million and $0.3 million were recorded in net dividend income on the Consolidated Statements of Operations.

Loans Held for Investment

At September 30, 2013 and December 31, 2012, loans held for investment included two loans and one loan, respectively. Given the small size of this loan portfolio segment, the Company reviews credit quality of the loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower's financial position and results of operations as well as the current and expected future cash flows on the loan.

Effective July 1, 2013, the Company agreed to lend Blue Jay Capital Management LLC (“Blue Jay”) up to $2.0 million, at an interest rate of 10% per year. The outstanding principal balance and all accrued and unpaid interest is due and payable on July 1, 2018. As of September 30, 2013, the Company’s loan outstanding to Blue Jay was $0.5 million.

The Company determined the fair value of loans held for investment to be $0.6 million and $0.2 million as of September 30, 2013 and December 31, 2012, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

Investments at Cost

On February 11, 2010, the Company made a $1.5 million investment in Class D Preferred Units of Sanctuary Wealth Services LLC ("Sanctuary"). Sanctuary provides a turnkey platform that allows independent wealth advisors to establish an independent advisory business without the high startup costs and regulatory hurdles. The Class D Preferred Units entitled the Company to receive a preferred dividend with units that were convertible into equity of Sanctuary at the option of the Company prior to the maturity date, February 11, 2013. During the fourth quarter of 2010, the Company determined that its investment in Sanctuary was fully impaired and recorded an impairment loss of $1.5 million, which was included in Principal Transactions on the Consolidated Statements of Operations. On April 3, 2012, the Company purchased a $2.3 million receivable from Sanctuary for $1.4 million. The $1.4 million was composed of cash consideration of $0.5 million and $0.9 million applied to the redemption of the Class D Preferred Units owned by the Company. The Company recognized the $0.9 million as a gain in Principal Transactions, and the $2.3 million receivable in Other Assets. The carrying value of the Company’s investment in Sanctuary remained at zero at September 30, 2013. The carrying value of the long-term receivable was $1.1 million as of September 30, 2013. The Company determined the fair value of the long-term receivable to be $1.3 million as of September 30, 2013, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate. Significant increases in the market credit adjusted interest rate in isolation would result in decreases to the fair value measurement.

Derivative Financial Instruments

The Company entered into a forward purchase contract to secure the acquisition of shares of a privately-held company. The contract incorporates downside protection for up to two years, for a cost basis of $5.0 million. In January 2012, the Company exchanged $5.0 million for physical custody of the shares. For one year beginning December 1, 2012, the Company may, at its discretion, become the beneficial and record holder of the shares. If the Company has not yet exercised its option at December 1, 2013, the shares will be assigned automatically to the Company. This contract is recorded in Other Investments in the Consolidated Statements of Financial Condition at fair value. The Company records changes in the fair value of this forward contract as unrealized gain or loss in Principal Transactions. For the three and nine months ended September 30, 2013, the Company recorded $1.1 million and $0.6 million unrealized gain, respectively. Once the shares are in the Company's name, the shares will be accounted for as equity securities, remaining in Other Investments in the Consolidated Statement of Financial Condition.

5. Loans Collateralizing Asset-backed Securities Issued and Loans Held for Sale

Loans collateralizing asset-backed securities issued and loans held for sale are commercial loans securitized and owned by CLO I and CLO II. The loans consist of those loans within the CLO securitization structure at the acquisition date of Cratos and loans purchased by the CLO subsequent to the Cratos acquisition date. As of April 30, 2013 (the closing date of the securitization), the loans also consist of loans purchased by CLO II. The following table presents the components of loans collateralizing asset-backed securities issued and loans held for sale at September 30, 2013 and December 31, 2012:

	Loans Collateralizing Asset-backed Securities		Loans Held for Sale
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Loans	$717,903	$414,000	$-	$4,686
Allowance for Loan Losses	(3,625)	(3,127)	-	-
Liquidity discount	(1,224)	(3,052)	-	(1,279)
Deferred loan fees, net	(3,651)	(6,818)	-	(156)
Valuation allowance	N/A	N/A	-	(117)
Total loans, net	$709,403	$401,003	$-	$3,134

Loans recorded upon the acquisition of Cratos at fair value reflect a liquidity discount and a credit discount. In addition, most loans purchased subsequent to the acquisition in CLO I were purchased at a discount to their principal value, reflecting deferred loan fees. The tables below summarize the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount, deferred loan fees and carrying values, net for the impaired loans and non-impaired loans as of and for the three months ended September 30, 2013:

	Three Months Ended September 30, 2013
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$-	$-	$-	$-	$-	$-
Balance at end of period	$-	$-	$-	$-	$-	$-

Non-impaired Loans
Balance at beginning of period	$641,902	$(3,158)	$(1,291)	$-	$(4,100)	$633,353
Purchases / funding	148,400	-	-	-	(83)	148,317
Repayments	(13,621)	-	-	-	-	(13,621)
Accretion of discount	-	-	67	-	384	451
Provision for loan losses	-	(467)	-	-	-	(467)
Sales and payoff	(58,778)	-	-	-	-	(58,778)
Transfers to loans held for sale (1)	-	-	-	-	148	148
Balance at end of period	$717,903	$(3,625)	$(1,224)	$-	$(3,651)	$709,403

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

The tables below summarize the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount, deferred loan fees and carrying values, net for the impaired loans and non-impaired loans as of and for the nine months ended September 30, 2013:

	Nine Months Ended September 30, 2013
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$3,517	$(1,022)	$(720)	$-	$(16)	$1,759
Repayments	(11)	-	-	-	-	(11)
Accretion of discount	-	-	-	-	2	2
Provision for loan losses	-	(870)	-	-	-	(870)
Sales and payoff	(3,506)	1,892	720	-	14	(880)
Balance at end of period	$-	$-	$-	$-	$-	$-

Non-impaired Loans
Balance at beginning of period	$410,483	$(2,105)	$(2,332)	$-	$(6,802)	$399,244
Purchases / funding	494,883	-	-	-	41	494,924
Repayments	(33,055)	-	-	-	-	(33,055)
Accretion of discount	-	-	636	-	1,520	2,156
Provision for loan losses	-	(1,520)	-	-	-	(1,520)
Sales and payoff	(149,266)	-	85	-	1,590	(147,591)
Transfers to loans held for sale	(5,142)	-	387	-	-	(4,755)
Balance at end of period	$717,903	$(3,625)	$(1,224)	$-	$(3,651)	$709,403

The tables below summarize the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount, deferred loan fees and carrying values, net for the impaired loans and non-impaired loans as of and for the nine months ended September 30, 2012:

	Nine Months Ended September 30, 2012
(In thousands)	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$10,538	$(2,277)	$(5,924)	$(1,335)	$(54)	$948
Purchases / funding	5	-	-	-	-	5
Repayments	(132)	-	-	-	-	(132)
Accretion of discount	-	-	125	-	13	138
Write-off / restructuring	(7,167)	1,753	5,017	397	41	41
Provision for loan losses	-	(1,000)	-	-	-	(1,000)
Balance at end of period	$3,244	$(1,524)	$(782)	$(938)	$-	$-

Non-impaired Loans
Balance at beginning of period	$426,416	$(1,922)	$(8,535)	$-	$(6,137)	$409,822
Purchases / funding	126,579	-	-	-	(4,042)	122,537
Repayments	(25,321)	-	-	-	-	(25,321)
Accretion of discount	-	-	3,149	-	1,488	4,637
Provision for loan losses	-	(135)	-	-	-	(135)
Sales and payoff	(111,546)	-	963	-	1,284	(109,299)
Balance at end of period	$416,128	$(2,057)	$(4,423)	$-	$(7,407)	$402,241

Allowance for Loan Losses

The Company recorded a general reserve of $0.5 million and a reversal of $0.1 million during the quarters ended September 30, 2013 and 2012, respectively on non-impaired loans. The Company recorded general reserves of $1.5 million and $0.1 million during the nine months ended September 30, 2013 and 2012, respectively on non-impaired loans. $0.4 million and $1.5 million of the reserve booked in the quarter and nine months ended September 30, 2013, respectively, related to the loans associated with CLO II, acquired in April 2013. The Company recorded $0.9 million and $1.0 million as a specific reserve against non-performing loans that were purchased with the Cratos acquisition during the nine months ended September 30, 2013 and 2012.

A summary of the activity in the allowance for loan losses for loans collateralizing asset-backed securities for the three and nine months ended September 30, 2013 and 2012 is as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$(3,158)	$(3,646)	$(3,127)	$(4,199)
Provision for loan losses:
General reserve	(467)	65	(1,521)	(135)
Specific reserve	-	-	(870)	(1,000)
Reversal due to sale, payoff or restructure of loans	-	-	1,893	1,753
Balance at end of period	$(3,625)	$(3,581)	$(3,625)	$(3,581)

Impaired Loans

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of September 30, 2013, the Company held no impaired loans. As of December 31, 2012, $2.8 million of recorded investment amount of loans collateralizing asset-backed securities issued were individually evaluated for impairment. The remaining $713.0 million and $401.3 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment, as of September 30, 2013 and December 31, 2012 respectively.

The tables below present certain information pertaining to the impaired loans at September 30, 2013 and December 31, 2012:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2013
Impaired loans with an allowance recorded	$-	$-	$-
Impaired loans with no related allowance recorded	-	-	-
	$-	$-	$-
December 31, 2012
Impaired loans with an allowance recorded	$2,781	$3,517	$1,022
Impaired loans with no related allowance recorded	-	-	-
	$2,781	$3,517	$1,022

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Average recorded investment	$1,442	$1,525	$3,996	$2,277
Interest income recognized	$-	$40	$-	$126

Non-Accrual, Past Due Loans and Restructured Loans

As of September 30, 2013 and December 31, 2012, the Company classified all its loans as Cash Flow loans, as their funding decisions were all driven by the revenues of the borrower. At September 30, 2013, no loans were on non-accrual status. At December 31, 2012, one loan with an aggregate principal amount of $3.5 million and recorded investment amount of $2.8 million was on non-accrual status. The Company recorded no interest income, other than the accretion of liquidity discounts, for the impaired loans with a weighted average loan balance of $1.4 million and $4.0 million that were on non-accrual status during the three and nine months ended September 30, 2013. The Company recorded $40.1 thousand and $126.4 thousand in interest income, other than the accretion of liquidity discounts, for the impaired loans with a weighted average loan balance of $1.5 million and $2.3 million that were on non-accrual status during the three and nine months ended September 30, 2012.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. At December 31, 2012, one non-accrual loan in the amount of $2.8 million was over 90 days past due. No other loans were past due at September 30, 2013 or December 31, 2012.

At December 31, 2012, the Company's impaired loans included two Cash Flow loans, with an aggregate recorded investment balance of $2.0 million, whose terms were modified in a troubled debt restructuring ("TDR"). Concessions for these TDRs included a below market interest rate and a reduction in the loan principal balance. Subsequently, one loan was paid off, and the other loan was sold. At September 30, 2013, the Company held no loans whose terms were modified in a TDR.

Credit Quality of Loans

The Company, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody's rating, 2) current internal rating and 3) performance. The tables below present, by credit quality indicator, the Company's recorded investment in loans collateralizing asset-backed securities issued at September 30, 2013 and December 31, 2012.

(In thousands)	Senior Secured Bonds/Notes - Cash Flow		Loans Collateralizing Asset-Backed Securities Issued - Cash Flow		Held for Sale - Cash Flow (CF)
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012	2013	2012

Moody's rating:
Baa1 - Baa3	$-	$-	$16,771	$5,883	$-	$-
Ba1 - Ba3	-	-	199,867	129,796	-	-
B1 - B3	3,114	1,958	483,879	263,390	-	-
Caa1 - Caa3	-	-	9,019	5,061	-	3,134
Ca	-	-	378	-	-	-
Total:	$3,114	$1,958	$709,914	$404,130	$-	$3,134

Internal rating:
2	$3,114	$1,958	$698,697	$392,208	$-	$-
3	-	-	11,217	11,922	-	-
4 (1)	-	-	-	-	-	3,134
Total:	$3,114	$1,958	$709,914	$404,130	$-	$3,134

Performance:
Performing	$3,114	$1,958	$709,914	$401,349	$-	$3,134
Non-performing	-	-	-	2,781	-	-
Total:	$3,114	$1,958	$709,914	$404,130	$-	$3,134

(1)	Loans with an internal rating of 4 or below are reviewed individually to identify loans to be designated for non-accrual status.

The Company determined the fair value of loans collateralizing asset-backed securities to be $718.1 million and $412.0 million as of September 30, 2013 and December 31, 2012, respectively; primarily using the average market bid and ask quotation obtained from a loan pricing service. Such loans are identified as Level 2 assets. When average market bid and ask quotations were not available, the loans are identified as Level 3 assets. The fair value of these Level 3 loans is calculated internally. The valuation analysis incorporates comparable loans traded in the marketplace, the obligor's industry, future business prospects, capital structure, and expected credit losses. Significant declines in the performance of the obligor would result in decreases to the fair value measurement.

The remaining loans held for sale were sold in the third quarter of 2013. The fair value of the loans held for sale was determined to be $3.1 million as of December 31, 2012, using similar methodology to the loans collateralizing asset-backed securities. Based on the fair value methodology, the Company has identified the loan held for sale as a Level 2 asset.

6. Debt

Bond Payable

In January 2013, the Company completed an underwritten public offering of $46.0 million aggregate principal amount of 8.00% senior notes ("Senior Notes"). The Senior Notes will mature January 15, 2023, and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after January 15, 2016, on not less than 30 or more than 60 days' prior notice mailed to the holders of the Senior Notes. The Senior Notes will be redeemable at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The Senior Notes bear interest at a rate of 8.00% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year, beginning on April 15, 2013.

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

The Company incurred $1.7 million of debt issuance costs, which were capitalized and included in Other Assets. These issuance costs are amortized over the life of the bond. As of September 30, 2013, the Company held $1.6 million of unamortized debt issuance costs.

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

The Sixth Amendment provided a line of credit of up to $30.0 million to the extent the aggregate outstanding balance of all facilities do not exceed $55.0 million. The Amended and Restated Credit Agreement increased the allowable aggregate outstanding balance of all facilities from $55.0 million to $58.0 million. The unused portion of the line bears interest at the rate of 0.25% per annum, paid quarterly. The line of credit would remain available through August 24, 2013. The Amended and Restated Credit Agreement replaced the final revolving commitment termination date from August 24, 2013 to April 30, 2014. On such date, any outstanding amounts convert to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity on August 24, 2017. The Sixth Amendment also permits additional investments. The Company anticipates that the proceeds will be used to fund certain commitments to HCC LLC, to repurchase Company stock and other permitted investments, and for other general working capital purposes. The Company's outstanding balance on this line of credit was zero and $28.2 million as of September 30, 2013 and December 31, 2012, respectively.

Under the Fifth Amendment, JMP Securities entered into a $20.0 million revolving line of credit with the Lender to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. Draws on the revolving line of credit bear interest at the rate of prime and were available through April 8, 2012 on which date, if there were an existing outstanding amount, it would convert to a loan maturing on April 8, 2013. On May 24, 2012, the line of credit conversion date was extended from April 8, 2012 to May 24, 2014. The Amended and Restated Credit Agreement reduced the revolving subordinated line of credit from $20.0 million to $10.0 million. On May 7, 2013, the subordinated line of credit was increased to $20.0 million. There was no borrowing on this line of credit as of September 30, 2013 or December 31, 2012.

Pursuant to the Amended and Restated Credit Agreement, the Lender also agreed to extend a $15.0 million term loan on or prior to March 31, 2013. This term loan would be repaid in quarterly installments of $1.2 million beginning March 31, 2014 and continuing through September 30, 2016, with a final payment of approximately $1.3 million on December 31, 2016. On April 8, 2013, JMP Group LLC entered into an amendment to the Amended and Restated Credit Agreement with the Lender, which extended the allowable term loan closing date from March 31, 2013 to April 30, 2013. On April 25, 2013, JMP Group drew $15.0 million on the term loan. The outstanding balance on this term loan was $15.0 million as of September 30, 2013.

The Third Amendment converted the Company’s outstanding revolving loans of $8.7 million into a single term loan as of December 31, 2008. The term loan is being repaid in equal quarterly payments of $0.4 million, which commenced on March 31, 2009 and continues through December 31, 2013 and bears interest at LIBOR plus 2.25%. The outstanding balance on this term loan was $0.4 million as of September 30, 2013.

The Third Amendment also provided that of the original $30.0 million revolving line of credit, $21.0 million remained available under the revolving portion of the Credit Agreement and the annual interest rate provisions of the Credit Agreement were increased from the prime rate minus 1.25% to the prime rate and from LIBOR plus 1.25% to LIBOR plus 2.25%. The Lender agreed to continue to provide revolving loans of up to $21.0 million through December 31, 2010, on which date the then existing revolving loans converted into term loans. On December 31, 2010, pursuant to the provisions of the Third Amendment, the outstanding revolving loan of $21.0 million was converted into a single term loan that will fully mature on January 1, 2014. As of December 31, 2010, the revolving line of credit was no longer available for future use. This term loan is being repaid in equal quarterly payments of $1.8 million, which commenced on April 1, 2011 and continue through December 31, 2013. The outstanding balance on this term loan was $1.8 million as of September 30, 2013.

The term loans had an aggregate outstanding principal amount of $17.2 million and $10.5 million at September 30, 2013 and December 31, 2012, respectively. The following table shows the repayment schedules for the principal portion of the term loans at September 30, 2013:

(In thousands)	Contractual Payments Due
Year Ending December 31,
2013	$2,184
2014	4,980
2015	4,980
2016	5,040
$17,184

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit the bank to terminate our note and require the immediate repayment of any outstanding principal and interest. The Third Amendment modified the financial covenants in the Credit Agreement to remove both the minimum requirement of Net Income (as defined in the Credit Agreement) and the minimum requirement of EBITDA (as defined in the Credit Agreement). The Third Amendment also removed the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) and added a new financial covenant regarding the Company’s liquidity. The Sixth Amendment added back the Fixed Charge Coverage Ratio requirement and introduced certain leverage ratio requirements. At September 30, 2013, the Company was in compliance with the loan covenants. The term loans are collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

On May 29, 2010 the Company entered into an interest rate cap with the Lender to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the counterparty in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the term loan to such rate. The cap had an initial notional principal amount of $27.1 million, indexed to LIBOR and amortizes in accordance with the amortization of the revolving line of credit and term loan. The notional principal amount of the cap was $2.2 million at September 30, 2013. For the three and nine months ended September 30, 2013, $14 thousand and $41 thousand, respectively, were reclassified from accumulated other comprehensive income into interest expense as amortization of the interest cap.

7. Asset-backed Securities Issued

CLO I

On May 17, 2007, CLO I completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization and obtained $455.0 million of third-party financing. The Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO I. The Notes were issued in six separate classes as set forth in the table below. The Company owns approximately 94.0% of the unsecured subordinated notes and $13.8 million of Class C, D and E notes ($2.0 million of Class C, $4.1 million of Class D and $7.7 million of Class E notes). These unsecured subordinated notes and the Class C, D and E notes owned by the Company are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at September 30, 2013 and December 31, 2012.

(In millions)	As of September 30, 2013
	Notes Originally Issued	Outstanding Principal Balance	Net Outstanding Balance	Interest Rate Spread to LIBOR			Ratings (Moody's /S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$295.1	$295.1	0.26%	-	0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	30.0		0.50%		Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	35.0		1.10%		Aaa/AA+
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	34.0		2.40%		A1/A-
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	30.0		5.00%		Ba1/BB
Total secured notes sold to investors	$455.0	$424.1	$424.1
Unsecured subordinated notes due 2021	45.0	45.0	45.0
Total notes for the CLO I offering	$500.0	$469.1	$469.1
Consolidation elimination	N/A	(58.7)	(58.7)
Total asset-backed securities issued	N/A	$410.4	$410.4

(1)	These ratings are unaudited and were the current ratings as of September 30, 2013 and are subject to change from time to time.

(In millions)	As of December 31, 2012
	Notes Originally Issued	Outstanding Principal Balance	Liquidity Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR			Ratings (Moody's /S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$315.8	$(5.5)	$310.3	0.26%	-	0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	(1.4)	28.6		0.50%		Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	(3.3)	31.7		1.10%		Aa3/AA+
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	(3.3)	30.7		2.40%		A3/A-
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	(3.2)	26.8		5.00%		Ba2/BB
Total secured notes sold to investors	$455.0	$444.8	$(16.7)	$428.1
Unsecured subordinated notes due 2021	45.0	45.0	(39.9)	5.1
Total notes for the CLO I offering	$500.0	$489.8	$(56.6)	$433.2
Consolidation elimination	N/A	(58.8)	41.1	(17.7)
Total asset-backed securities issued	N/A	$431.0	$(15.5)	$415.5

(1)	These ratings are unaudited and were the current ratings as of December 31, 2012 and are subject to change from time to time.

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO I loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari-passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and will not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. As of September 30, 2013 and December 31, 2012, all interest on the secured notes was current. The CLO is also required to pay a commitment fee of 0.18% on the unused portion of the funding commitments of the Class A-1 notes. As of September 30, 2013 and December 31, 2012, all of the Class A-1 notes were drawn. The secured notes are secured by the CLO loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The reinvestment period for CLO I ended in May 2013. As of this date, all scheduled principal payments from the borrowers are applied to paying down the most senior (AAA) CLO notes. The Company is still permitted to reinvest unscheduled principal payments, which includes most loan payoffs. However, in order to reinvest these proceeds, CLO I is required to maintain or improve its weighted average life covenant, the replacement collateral is required to have the same or better Moody and S&P ratings as the loan that prepaid, and the maturity date cannot be further out than the loan that prepaid. These restrictions make reinvestment increasingly difficult as time lapses, which will result in the CLO being paid down more rapidly.  CLO I paid down $20.6 million in the quarter ended September 30, 2013.

The Notes recorded upon the acquisition of Cratos in April 2009 at fair value reflect a liquidity discount. The activity in the note principal and liquidity discount for the three and nine months ended September 30, 2013 comprised the following:

(In thousands)	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Principal	Liquidity Discount	Net	Principal	Liquidity Discount	Net

Balance at beginning of period	$431,003	$-	$431,003	$431,003	$(15,548)	$415,455
Repayments	(20,647)	-	(20,647)	(20,647)	-	(20,647)
Amortization of discount	-	-	-	-	15,548	15,548
Balance at end of period	$410,356	$-	$410,356	$410,356	$-	$410,356

 The activity in the note principal and liquidity discount for the three and nine months ended September 30, 2012 comprised the following:

(In thousands)	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Principal	Liquidity Discount	Net	Principal	Liquidity Discount	Net

Balance at beginning of period	$431,003	$(33,097)	$397,906	$431,003	$(49,447)	$381,556
Amortization of discount	-	8,555	8,555	-	24,905	24,905
Balance at end of period	$431,003	$(24,542)	$406,461	$431,003	$(24,542)	$406,461

CLO II

On April 30, 2013, CLO II completed a $343.8 million aggregate principal amount of notes (the "Secured Notes"). The Secured Notes offered in this proposed transaction were issued in multiple tranches and are rated by Standard & Poor's Ratings Services and, in respect of certain tranches, Moody's Investors Service, Inc. The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO II. The Company owns approximately 72.8% of the unsecured subordinated notes. These unsecured subordinated notes are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at September 30, 2013.

(In millions)	As of September 30, 2013
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's) (1)
Class X Senior Secured Floating Rate Notes due 2016	$3.8	$3.8	$-	$3.8	1.00%	AAA
Class A Senior Secured Floating Rate Notes due 2023	217.6	217.6	(0.9)	216.7	1.18%	AAA
Class B Senior Deferred Floating Rate Notes due 2023	34.0	34.0	(0.3)	33.7	1.75%	AA
Class C Senior Deferred Floating Rate Notes due 2023	17.0	17.0	(0.6)	16.4	2.75%	A
Class D Senior Deferred Floating Rate Notes due 2023	18.7	18.7	(1.6)	17.1	3.85%	BBB
Class E Senior Deferred Floating Rate Notes due 2023	18.7	18.7	(2.6)	16.1	5.25%	BB
Class F Senior Deferred Floating Rate Notes due 2023	10.2	10.2	(2.1)	8.1	5.75%	B
Total secured notes sold to investors	$320.0	$320.0	$(8.1)	$311.9
Unsecured subordinated notes due 2023	23.8	23.8	(0.3)	23.5
Total notes for the CLO II offering	$343.8	$343.8	$(8.4)	$335.4
Consolidation elimination	N/A	(23.8)	0.3	(23.5)
Total CLO II asset-backed securities issued	N/A	$320.0	$(8.1)	$311.9

(1)	These ratings are unaudited and were the current ratings as of September 30, 2013 and are subject to change from time to time.

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

The Notes recorded upon the closing of CLO II in April 2013 reflect an issuance discount. The activity in the note principal and issuance discount for the three and nine months ended September 30, 2013 comprised the following:

(In thousands)	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$320,000	$(8,294)	$311,706	$-	$-	$-
CLO II acquisitions	-	-	-	320,000	(8,437)	311,563
Amortization of discount	-	217	217	-	360	360
Balance at end of period	$320,000	$(8,077)	$311,923	$320,000	$(8,077)	$311,923

Interest on Asset Backed Securities

Total interest expenses related to the asset-backed securities issued for the three and nine months ended September 30, 2013 were $3.3 million and $22.5 million, respectively, which comprised of a cash coupon of $2.9 million and $6.4 million and a liquidity discount amortization of zero and $15.5 million, respectively. Total interest expenses related to the asset-backed securities issued for the three and nine months ended September 30, 2012 were $9.9 million and $28.9 million, respectively, which comprised of a cash coupon of $1.3 million and $4.0 million and a liquidity discount amortization of $8.6 million and $24.9 million, respectively. As of September 30, 2013 and December 31, 2012, accrued interest payable on the Notes were $3.6 million and $0.5 million, respectively.

Fair Value of Asset Backed Securities

The Company determined the fair value of asset-backed securities issued to be $708.9 million and $404.3 million as of September 30, 2013 and December 31, 2012, respectively, based upon pricing from published market research for equivalent-rated CLO notes. Based on the fair value methodology, the Company has identified the asset-backed securities issued as Level 2 liabilities.

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

During the three months ended September 30, 2013 and 2012, the Company repurchased 187,256 and 58,936 shares, respectively, of the Company’s common stock at an average price of $6.48 per share and $5.57 per share, respectively, for an aggregate purchase price of $1.2 million and $0.3 million, respectively. 135,680 of the shares repurchased during the three months ended September 30, 2013 were repurchased from an employee. 3,668 shares repurchased during the three months ended September 30, 2013 were deemed to have been repurchased in connection with employee stock plans, whereby the Company's shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company. The remaining shares were purchased on the open market. 7,336 shares repurchased during the three months ended September 30, 2012 were deemed to have been repurchased in connection with employee stock plans, whereby the Company's shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company. The remaining shares were purchased on the open market.

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

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2013:

	Nine Months Ended September 30, 2013
	Shares Subject to Option	Weighted Average Exercise Price

Balance, beginning of year	1,608,890	$11.12
Granted (1)	1,600,000	6.23
Cancelled	(298,600)	11.94
Balance, end of period	2,910,290	$8.35

Options exercisable at end of period	1,310,290	$10.93

(1)	These options have a Company performance-based condition and a three-year service condition and will vest when both conditions are met.

The following table summarizes the stock options outstanding as well as stock options vested and exercisable as of September 30, 2013:

			As of September 30, 2013
			Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$6.05	-	$12.50	2,910,290	5.82	$8.35	$10,500	1,310,290	1.47	$10.93	-

The Company recognizes stock-based compensation expense for stock options over the graded vesting period of the options using the accelerated attribution method. The Company recognized compensation expense related to stock options of $0.3 million and $0.7 million for the three and nine months ended September 30, 2013. The Company recognized no compensation expense related to stock options for the three and nine months ended September 30, 2012.

As of September 30, 2013, there was $2.7 million of unrecognized compensation expense related to stock options.

Restricted Stock Units and Restricted Shares

Under the JMP Group 2007 Plan, the Company has granted restricted stock units (“RSUs”) to employees and non-employee directors at no cost to the recipient. An RSU entitles the recipient to receive a share of common stock after the applicable restrictions lapse. These awards are generally sujjbject to vesting schedules and continued employment with the Company. Some of these awards are also subject to post vesting lockup restrictions. In the event of a change in control or corporate transactions, or if the vesting of all or certain of the RSUs are otherwise accelerated, the RSUs will vest immediately prior to the effective date of such an event.

The following table summarizes the RSU activity for the nine months ended September 30, 2013:

	Nine Months Ended September 30, 2013
	Restricted Stock Units	Weighted Average Grant Date Fair Value

Balance, beginning of year	1,020,382	$7.27
Granted (1)	1,078,347	6.21
Vested	(40,511)	7.55
Forfeited	(107,308)	6.93
Balance, end of period	1,950,910	$6.70

(1)

Includes approximately 560,000, 110,000 and 340,000 RSUs granted to certain employees for long term incentive purposes, as deferred compensation, and as hiring bonuses, respectively. These units have employee service-based vesting conditions and will vest when such conditions are met.

The aggregate fair value of RSUs vested during the three and nine months ended September 30, 2013 were $0.1 million and $0.3 million. For both the three and nine months ended September 30, 2013, the income tax benefits realized from the vested RSUs was zero.

The Company recognizes compensation expense over a graded vesting period using the accelerated attribution method. For the three months ended September 30, 2013 and 2012, the Company recorded compensation expenses of $1.1 million and $0.2 million for RSUs granted after the IPO. For the nine months ended September 30, 2013 and 2012, the Company recorded compensation expenses of $3.2 million and $0.6 million for RSUs granted after the IPO. For the nine months ended September 30, 2013 and 2012, the Company recorded no compensation expense related to RSUs awarded in connection with the IPO.

For the three months ended September 30, 2013 and 2012, the Company recognized income tax benefits of $0.5 million and $0.1 million, respectively, related to the compensation expense recognized for RSUs. For the nine months ended September 30, 2013 and 2012, the Company recognized income tax benefits of $1.5 million and $0.2 million, respectively, related to the compensation expense recognized for RSUs. As of September 30, 2013, there was $7.7 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.74 years.

The Company pays cash dividend equivalents on outstanding RSUs. Dividend equivalents paid on RSUs are generally charged to retained earnings. Dividend equivalents paid on RSUs expected to be forfeited are included in compensation expense. The Company accounts for the tax benefit related to dividend equivalents paid on RSUs as an increase on additional paid-in capital.

10. Net Income per Share of Common Stock

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

The computations of basic and diluted net income per share for the three and nine months ended September 30, 2013 and 2012 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Numerator:
Net income (loss)	$3,289	$(1,307)	$135	$(2,571)

Denominator:
Basic weighted average shares outstanding	22,014	22,737	22,271	22,564

Effect of potential dilutive securities:
Restricted stock units	699	-	398	-
Diluted weighted average shares outstanding	22,713	22,737	22,669	22,564

Net income (loss) per share
Basic	$0.15	$(0.06)	$0.01	$(0.11)
Diluted	$0.14	$(0.06)	$0.01	$(0.11)

Stock options to purchase 2,925,892 and 1,608,890 shares of common stock for the three months ended September 30, 2013 and 2012, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Stock options to purchase 1,600,000 and zero shares of common stock for the three months ended September 30, 2013 and 2012, respectively, had a Company performance-based condition and were not included in the computation of diluted weighted-average common shares outstanding because such performance-based condition has not been met. Stock options to purchase 2,785,543 and 1,654,241 shares of common stock for the nine months ended September 30, 2013 and 2012, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Stock options to purchase 1,355,586 and zero shares of common stock for the nine months ended September 30, 2013 and 2012, respectively, had a Company performance-based condition and were not included in the computation of diluted weighted-average common shares outstanding because such performance-based condition has not been met.

Restricted stock units for 23,964 and 708,224 shares of common stock for the three and nine months ended September 30, 2013, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. No restricted stock were anti-dilutive for the three and nine months ended September 30, 2012.

11. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the U.S. Internal Revenue Service. There were no contributions by the Company during the nine months ended September 30, 2013 and 2012.

12. Income Taxes

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Tax at federal statutory tax rate	34.00%	35.65%	34.00%	34.00%
State income tax, net of federal tax benefit (1)	-0.04%	7.53%	-5.74%	2.97%
Change in New York valuation (1)	1.61%	0.00%	3.08%	0.00%
Adjustment for other permanent items	-1.27%	-0.11%	3.74%	1.71%
Adjustment for permanent items (HCC LLC non-controlling interest) (2)	0.00%	2.15%	24.55%	-10.56%
Adjustment for permanent items (HGC and HGC II non-controlling interest) (2)	7.33%	-30.28%	-34.70%	-65.28%
Adjustment for permanent items (HCAP Advisors non-controlling interest) (2)	0.98%	0.00%	-33.91%	0.00%
Rate before one-time events	42.61%	14.94%	-8.98%	-37.16%
California state enterprise zone tax credit	-2.17%	0.94%	11.26%	-3.60%
Adjustment for prior year taxes	-0.24%	1.44%	0.65%	-2.24%
Deferred tax asset written off related to options and RSUs	0.81%	-0.71%	-14.99%	2.30%
Effective tax rate	41.01%	16.61%	-12.06%	-40.70%

(1)	In 2012, the Company revised the tax rate used in the calculation of the current and deferred state taxes to reflect its current filing status with the State and City of New York.
(2)	HGC, HGC II, HCC LLC (through May 2, 2013), and HCAP Advisors (effective May 1, 2013) are consolidated for financial reporting purposes but not for tax purposes.

The change in the effective tax rate for the three and nine months ended September 30, 2013 compared to the same periods in 2012 was primarily attributable to income and losses associated with HCC LLC, HGC, HGC II (effective October 1, 2012) and HCAP Advisors (effective May 1, 2013), which are consolidated for financial reporting purposes but are excluded from the computation of total income tax used in the effective tax rate calculation. Non-controlling income attributed to HCC LLC, HGC, HGC II and HCAP Advisors increased from a loss of $3.0 million for the three months ended September 30, 2012 to a loss of $1.0 million for the same period in 2013. Non-controlling income attributed to HCC LLC, HGC, HGC II and HCAP Advisors decreased from $6.9 million for the nine months ended September 30, 2012 to a $2.0 million loss for the same period in 2013.

13. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts, Minnesota, New York, and Pennsylvania under various operating leases. Rental expense for the three months ended September 30, 2013 and 2012 were $0.6 million and $0.9 million, respectively. The Company recorded sublease income of $16,571 and $29,079 for the three months ended September 30, 2013 and 2012. Rental expense for the nine months ended September 30, 2013 and 2012 was $2.4 million and $2.2 million, respectively. The Company recorded sublease income of $105,681 and $165,375 for the nine months ended September 30, 2013 and 2012.

The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

(In thousands)	Minimum Future Lease Commitments
Year Ending December 31,
2013	$955
2014	3,964
2015	3,933
2016	3,880
Thereafter	6,197
$18,929

In the normal course of business, the Company enters into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at September 30, 2013 and December 31, 2012, had no material effect on the consolidated financial statements.

The marketable securities owned and the restricted cash, as well as the cash held by the clearing broker, may be used to maintain margin requirements. At both September 30, 2013 and December 31, 2012, the Company had $0.2 million of cash on deposit with JMP Securities’ clearing broker. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. As of September 30, 2013 and December 31, 2012, the Company had unfunded commitments of $49.1 million and $18.6 million, respectively, in the Corporate Credit segment, and $50.0 million and zero, respectively, in the Corporate segment. $19.1 million of the unfunded commitments as of September 30, 2013 relate to commitments traded but not yet closed in CLO II. The Company determined the fair value of unfunded commitments in the Corporate Credit segment to be $51.7 million and $18.9 million as of September 30, 2013, and December 31, 2012, respectively, using the average market bid and ask quotation obtained from a loan pricing service.

14. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $47.0 million and $36.7 million, which were $46.0 million and $35.7 million in excess of the required net capital of $1.0 million at September 30, 2013 and December 31, 2012, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.19 to 1 and 0.17 to 1 at September 30, 2013 and December 31, 2012, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

15. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various affiliated entities, including corporations, partnerships, limited liability companies, and offshore investment companies. The Company also owns an investment in most of such affiliated entities. As of September 30, 2013 and December 31, 2012, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $70.9 million and $28.0 million, respectively, which consisted of investments in hedge and other private funds of $60.2 million and $27.9 million, respectively, investments in funds of funds of $0.1 million for both periods, and an investment in HCC common stock of $10.5 million and zero, respectively. Base management fees earned from these affiliated entities were $2.8 million and $2.2 million for the quarters ended September 30, 2013 and 2012, respectively. Base management fees earned from these affiliated entities were $7.9 million and $7.1 million for the nine months ended September 30, 2013 and 2012, respectively. Also, the Company earned incentive fees of $2.5 million and $1.6 million, from these affiliated entities for the three months ended September 30, 2013 and 2012, respectively. The Company earned incentive fees of $7.7 million and $3.6 million, from these affiliated entities for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012, the Company had incentive fees receivable from these affiliated entities of $3.0 million and $2.9 million, respectively.

16. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at September 30, 2013 and December 31, 2012 have subsequently settled with no resulting material liability to the Company. For the nine months ended September 30, 2013 and 2012, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of September 30, 2013 and December 31, 2012.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In its Corporate Credit segment, the Company had unfunded commitments of $49.1 million and $18.6 million and standby letters of credit of $4.0 million and $1.0 million at September 30, 2013 and December 31, 2012, respectively. $19.1 million of the unfunded commitments as of September 30, 2013 relate to commitments traded but not yet closed in CLO II. In its Corporate segment, the Company had unfunded commitments of $50.0 million as of September 30, 2013, related to a line of credit extended to HCC.

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

The Company’s segment information for the three and nine months ended September 30, 2013 and 2012 were prepared using the following methodology:

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

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30
	2013	2012	2013	2012
Broker-Dealer
Non-interest revenues	$25,259	$17,696	$71,290	$54,765
Net interest (expense) income	(11)	(9)	(60)	41
Total net revenues after provision for loan losses	25,248	17,687	71,230	54,806
Non-interest expenses	21,528	16,522	61,028	49,630
Segment income before income tax expense	3,720	1,165	10,202	5,176
Segment assets	91,300	64,343	91,300	64,343
Asset Management
Non-interest revenues	6,252	5,562	19,698	19,411
Net interest income	-	75	-	156
Total net revenues after provision for loan losses	6,252	5,637	19,698	19,567
Non-interest expenses	5,797	4,812	19,876	15,415
Non-controlling interest	(115)	-	(1,466)	-
Segment income before income tax expense	570	825	1,288	4,152
Segment assets	102,075	103,444	102,075	103,444
Corporate Credit
Non-interest revenues	226	(212)	1,954	1,011
Net interest income	5,306	4,788	14,145	14,006
Provision for loan losses	(90)	65	(5)	(139)
Total net revenues after provision for loan losses	5,442	4,641	16,094	14,878
Non-interest expenses	1,985	(819)	1,032	(1,712)
Non-controlling interest	253	211	674	481
Segment income before income tax expense	3,204	5,249	14,388	16,109
Segment assets	807,425	497,559	807,425	497,559
Corporate
Non-interest revenues	247	534	3,066	1,771
Net interest (expense) income	(983)	50	(2,091)	142
Total net revenues after provision for loan losses	(736)	584	975	1,913
Non-interest expenses	2,479	2,860	10,716	9,725
Segment loss before income tax expense	(3,215)	(2,276)	(9,741)	(7,812)
Segment assets	186,421	136,227	186,421	136,227
Eliminations
Non-interest revenues	(96)	(166)	(681)	(421)
Total net revenues after provision for loan losses	(96)	(166)	(681)	(421)
Non-interest expenses	(96)	(166)	(662)	(421)
Segment loss before income tax expense	-	-	(19)	-
Segment assets	(103,901)	(116,008)	(103,901)	(116,008)
Consolidated Entity
Non-interest revenues	31,888	23,414	95,327	76,537
Net interest income	4,312	4,904	11,994	14,345
Provision for loan losses	(90)	65	(5)	(139)
Total net revenues after provision for loan losses	36,110	28,383	107,316	90,743
Non-interest expenses	31,693	23,209	91,990	72,637
Non-controlling interest	138	211	(792)	481
Segment income before income tax expense	4,279	4,963	16,118	17,625
Total assets	$1,083,320	$685,565	$1,083,320	$685,565

The following tables reconcile the total segments to consolidated net income before income tax expense and total assets as of and for the three and nine months ended September 30, 2013 and 2012.

(In thousands)	As of and Three Months Ended September 30, 2013				As of and Three Months Ended September 30, 2012
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated

Non-interest revenues	$31,888	$(357)	(a)	$31,531	$23,414	$(3,098)	(a)	$20,316
Net Interest Income	4,312	1	(b)	4,313	4,904	(6,658)	(b)	(1,754)
Provision for loan losses	(90)	(377)		(467)	65	-		65
Total net revenues after provision for loan losses	$36,110	$(733)		$35,377	$28,383	$(9,756)		$18,627
Non-interest expenses	31,693	(222)	(c)	31,471	23,209	426	(c)	23,635
Noncontrolling interest	138	(1,155)		(1,017)	211	(3,028)		(2,817)
Operating pre-tax net income (loss)	$4,279	$644	(d)	$4,923	$4,963	$(7,154)	(d)	$(2,191)
Total assets	$1,083,320	$-		$1,083,320	$685,565	$-		$685,565

(In thousands)	As of and Nine Months Ended September 30, 2013				As of and Nine Months Ended September 30, 2012
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated
Non-interest revenues	$95,327	$(2,185)	(a)	$93,142	$76,537	$7,276	(a)	$83,813
Net Interest Income	11,994	(13,216)	(b)	(1,222)	14,345	(19,867)	(b)	(5,522)
Provision for loan losses	(5)	(2,386)		(2,391)	(139)	(996)		(1,135)
Total net revenues after provision for loan losses	$107,316	$(17,787)		$89,529	$90,743	$(13,587)		$77,156
Non-interest expenses	91,990	(989)	(c)	91,001	72,637	1,133	(c)	73,770
Noncontrolling interest	(792)	(993)		(1,785)	481	6,899		7,380
Operating pre-tax net income (loss)	$16,118	$(15,805)	(d)	$313	$17,625	$(21,619)	(d)	$(3,994)
Total assets	$1,083,320	$-		$1,083,320	$685,565	$-		$685,565

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

(d) Reconciling operating pre-tax net income to Consolidated Net Income before income tax expense in the Consolidated Statements of Operations consists of the following:

(In thousands)	Three Months Ended September 30,
	2013	2012
Adjusted operating net income	$2,653	$2,879
Addback of Income tax expense (assumed rate of 38% for 2013 and 42% for 2012)	1,626	2,084
Total Segments adjusted operating pre-tax net income	$4,279	$4,963
Adjustments:
Stock compensation expense	262	-
Compensation expense - post-IPO RSUs	699	194
Deferred compensation program	(1,277)	-
Net unrealized (gain) loss on strategic equity investments and warrants	(531)	107
CLO II general loan loss reserve	274	-
Net amortization of liquidity discounts on loans and asset-backed securities issued	-	7,456
Unrealized HCC LLC mark-to-market (gain) loss	-	(333)
Gain (loss) and specific provision on loan portfolio acquired	(71)	(270)
Total Consolidation Adjustments and Reconciling Items	(644)	7,154
Consolidated pre-tax net (loss) income attributable to JMP Group Inc.	$4,923	$(2,191)

Income tax expense (benefit)	1,634	(884)
Consolidated Net (Loss) Income attributable to JMP Group Inc.	$3,289	$(1,307)

(In thousands)	Nine Months Ended September 30,
	2013	2012
Adjusted operating net income	$9,994	$10,222
Addback of Income tax expense (assumed rate of 38% for 2013 and 42% for 2012)	6,124	7,403
Total Segments adjusted operating pre-tax net income	$16,118	$17,625
Adjustments:
Stock compensation expense	658	-
Compensation expense - post-IPO RSUs	2,019	582
Deferred compensation program	(3,547)	-
Net unrealized (gain) loss on strategic equity investments and warrants	(617)	233
CLO II general loan loss reserve	1,095	-
Net amortization of liquidity discounts on loans and asset-backed securities issued	14,979	21,631
Unrealized HCC LLC mark-to-market (gain) loss	610	(246)
Gain (loss) and specific provision on loan portfolio acquired	608	(581)
Total Consolidation Adjustments and Reconciling Items	15,805	21,619
Consolidated pre-tax net income (loss) attributable to JMP Group Inc.	$313	$(3,994)

Income tax expense (benefit)	178	(1,423)
Consolidated Net Income (Loss) attributable to JMP Group Inc.	$135	$(2,571)

When evaluating the performance of JMP Group's core business strategy and ongoing operations, management also reviews the Operating Net Income which includes the non-cash gains and losses recognized by JMP Credit Corp due to the sale or payoff of loans originally included in the portfolio acquired by JMP Group in April 2009, as well as the provision for loan losses related to this portfolio of loans. The reconciling items are included in the line item gain (loss) and specific provisions on loan portfolio acquired in the table above. Including these adjustments, the operating net income, after a 42% and 38% tax rate, is $3.0 million and $2.7 million for the three months ended September 30, 2012 and 2013, respectively and $10.6 million and $9.6 million for the nine months ended September 30, 2012 and 2013, respectively.

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

(In thousands)	September 30, 2013	December 31, 2012
	Net Assets	Net Assets
Harvest Opportunity Partners II	$94,568	$84,852
Harvest Small Cap Partners	311,023	288,391
Harvest Franchise Fund	108,017	84,192
Harvest Agriculture Select	39,997	18,162
Harvest Technology Partners	45,695	32,689
Harvest Diversified Partners	23,538	23,598

(In thousands)	Three Months Ended September 30,
	2013		2012
	Net Realized and Unrealized Gains (Losses)	Net Investment Gain (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Gain (Loss)
Harvest Opportunity Partners II	$(1,749)	$(322)	$4,623	$(335)
Harvest Small Cap Partners	17,044	(5,563)	11,091	(6,211)
Harvest Franchise Fund	(1,284)	1,380	(8,907)	153
Harvest Agriculture Select	1,489	(157)	877	(74)
Harvest Technology Partners	301	(201)	565	(305)
Harvest Diversified Partners	177	(99)	932	(91)

(In thousands)	Nine Months Ended September 30,
	2013		2012
	Net Realized and Unrealized Gains	Net Investment Loss	Net Realized and Unrealized Gains (Losses)	Net Investment Loss
Harvest Opportunity Partners II	$4,492	$(1,168)	$9,292	$(1,014)
Harvest Small Cap Partners	49,519	(15,966)	25,670	(16,597)
Harvest Franchise Fund	16,209	(604)	(11,159)	(244)
Harvest Agriculture Select	2,479	(363)	2,521	(219)
Harvest Technology Partners	82	(621)	1,054	(740)
Harvest Diversified Partners	1,103	(375)	2,414	(317)

21. Subsequent Events

On October 29, 2013, the board declared a cash dividend of $0.040 per share of common stock for the third quarter of 2013 to be paid on November 29, 2013, to common stockholders of record on November 15, 2013.

On October 30, 2013, the $50.0 million line of credit that the Company had extended to HCC was terminated; thereby releasing $50.0 million of unfunded commitment.

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

As of September 30, 2013, the contractual base management fees earned from each of these investment funds ranged between 1% and 2% of assets under management or were 2% of aggregate committed capital. The contractual incentive fees were generally (i) 20%, subject to high-water marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; (iii) 20%, subject to high-water marks, for Harvest Growth Capital LLC ("HGC") and Harvest Growth Capital II LLC ("HGC II"). Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole and our core sectors. These conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another. As we consolidate HGC, HGC II and HCC LLC (through May 2, 2013), the management and incentive fees earned at HCS from HGC, HGC II, and HCC LLC (through May 2, 2013), are eliminated in consolidation.

Asset management fees for the collateralized loan obligations ("CLOs") we manage currently consist only of senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate CLO I and CLO II, the management fees earned at JMP Credit Advisors LLC ("JMPCA") from CLO I and CLO II are eliminated on consolidation in accordance with accounting principles generally accepted in the United States ("GAAP"). At September 30, 2013, the contractual senior and subordinated base management fees earned from the CLO were 0.50% of the average aggregate collateral balance for a specified period.

The following tables present certain information with respect to the investment funds managed by HCS and CLOs managed by JMPCA:

(In thousands)	Assets Under Management (1) at		Company's Share of Assets Under Management at
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Funds Managed by HCS or HCAP Advisors:
Hedge Funds:
Harvest Opportunity Partners II (2)	$120,561	$111,853	$15,905	$4,506
Harvest Small Cap Partners	311,023	288,391	1,141	4,621
Harvest Franchise Fund	108,017	84,192	3,008	2,000
Harvest Agriculture Select (2)	85,141	31,580	14,208	2,428
Harvest Technology Partners (2)	54,607	65,877	10,236	111
Harvest Diversified Partners	23,538	23,598	15,687	14,241
Private Equity Funds:
Harvest Growth Capital LLC (3)	33,997	39,694	1,562	1,798
Harvest Growth Capital II LLC (3)	57,330	7,660	1,237	268
Funds of Funds:
JMP Masters Fund	48,310	42,182	130	109
REITs:
New York Mortgage Trust	34,212	32,539	N/A	N/A
Loans:
Harvest Capital Credit LLC (3)	-	47,986	-	15,005
Harvest Capital Credit Corporation	51,749	-	N/A	N/A
HCS Totals	$928,485	$775,552	$63,114	$45,087

CLOs by JMPCA:
CLO I (3)	447,507	471,887	N/A	N/A
CLO II (3)	330,212	-	N/A	N/A
JMPCA Totals	$777,719	$471,887	N/A	N/A

JMP Group Inc. Totals	$1,706,204	$1,247,439	$63,114	$45,087

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

(3)

HGC, HGC II, HCAP Advisors, CLO I and CLO II were consolidated in the Company’s Statements of Financial Condition at September 30, 2013. HGC, HGC II, HCC LLC and CLO I were consolidated in the Company’s Statements of Financial Condition at December 31, 2012.

(In thousands)	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II (1)	$(323)	290	1	$231	$185	$290
Harvest Small Cap Partners	33	1,421	2,108	91	1,275	883
Harvest Franchise Fund	(33)	301	-	(193)	241	-
Harvest Agriculture Select (1)	484	222	40	113	64	101
Harvest Technology Partners (1)	39	123	1	1	268	-
Harvest Diversified Partners	76	45	4	507	42	57
Private Equity Funds:
Harvest Growth Capital LLC (2)	(226)	104	-	(131)	167	190
Harvest Growth Capital II LLC (2)	193	281	-	-	-	-
Funds of Funds:
JMP Masters Fund	3	111	-	1	119	-
REITs:
New York Mortgage Trust	-	-	339	-	-	235
Loans:
Harvest Capital Credit LLC (2)	N/A	-	-	N/A	78	131
Harvest Capital Credit Corporation	N/A	250	-	N/A	-	-
CLOs:
CLO I (2)	N/A	586	-	N/A	594	-
CLO II (2)	N/A	323	-	N/A	-	-
Other (3)	N/A	-	-	N/A	-	-
Totals	$246	$4,057	$2,493	$620	$3,033	$1,887

(1)	HOP II, HAS and HTP include managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(2)

Revenues earned from HGC, HGC II, HCC LLC (through May 2, 2013), CLO I, and CLO II (effective April 30, 2013) are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.

(3)	The CLO within Other initiated liquidation proceedings in December 2011. The remaining assets were distributed in 2012.

(In thousands)	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II (1)	$429	975	351	$453	$473	$401
Harvest Small Cap Partners	268	4,179	6,142	193	4,174	1,624
Harvest Franchise Fund	430	811	-	(203)	595	-
Harvest Agriculture Select (1)	580	516	221	353	144	200
Harvest Technology Partners (1)	(46)	460	1	(8)	692	618
Harvest Diversified Partners	556	132	72	1,229	128	120
Private Equity Funds:
Harvest Growth Capital LLC (2)	(109)	315	30	394	493	266
Harvest Growth Capital II LLC (2)	143	837	-	-	-	-
Funds of Funds:
JMP Masters Fund	21	315	-	3	365	-
REITs:
New York Mortgage Trust	-	-	932	87	500	663
Loans:
Harvest Capital Credit LLC (2)	N/A	108	386	N/A	157	298
Harvest Capital Credit Corporation	N/A	389	-	N/A	-	-
CLOs:
CLO I (2)	N/A	1,766	-	N/A	1,787	-
CLO II (2)	N/A	542	-	N/A	-	-
Other (3)	N/A	-	-	N/A	24	-
Totals	$2,272	$11,345	$8,135	$2,501	$9,532	$4,190

(1)	HOP II, HAS and HTP include managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
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

Other Income

Other income includes loan restructuring fees at JMP Credit, revenues from equity method investments, and revenues from fee-sharing arrangements with, and fees earned to raise capital for third-party investment partnerships, or funds. Other income also includes non-recurring revenues associated with the conclusion of HCS's advisory relationship with NYMT. Refer to Note 2 in the Company's 2012 10-K for additional information regarding the termination of the advisory agreement between HCS and NYMT.

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

Non-controlling Interest

Non-controlling interest for the nine months ended September 30, 2012 includes the interest of third parties in CLO I, HGC and HCC LLC, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the nine months ended September 30, 2013 also includes the interest of third parties in HGC II, CLO II and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements.

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

On April 25, 2013, HCC entered into an acquisition agreement with HCC LLC. Pursuant to this acquisition agreement, immediately prior to the election to be treated as a BDC under the 1940 Act, HCC acquired HCC LLC, and the holders of membership interests in HCC LLC received shares of HCC common stock in exchange for their interests in HCC LLC. The outstanding limited liability company units of HCC LLC were converted into a number of shares of HCC common stock. The conversion of units to shares and HCC LLC to HCC did not result in a change of control, or change in management. The conversion was a transaction to change corporate form in preparation for the IPO. HCC engaged HCAP Advisors LLC to act as its adviser. Subject to the overall supervision of the HCC independent board of directors, HCAP Advisors manages HCC's day-to-day operations and provides investment advisory services. On May 2, 2013, HCC priced its initial public offering of 3.4 million shares of its common stock at a price of $15.00 per share, raising $51.0 million in gross proceeds. The underwriters of the offering were granted a 30-day option to purchase up to an additional 433,333 shares of common stock from the company. That option was exercised on May 15, raising an additional $6.5 million. After the offering, the Company's ownership of HCC was 11.6%. The Company performed a consolidation analysis at the time of the offering. Because of its current ownership and management position, the Company deconsolidated HCC effective May 2, 2013.

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

 Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2013 and 2012 and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Three Months Ended September 30,		Change from 2012 to 2013
	2013	2012	$	%
Revenues
Investment banking	$19,137	$12,218	$6,919	56.6%
Brokerage	5,750	5,371	379	7.1%
Asset management fees	5,328	3,755	1,573	41.9%
Principal transactions	640	(1,955)	2,595	132.7%
Gain on sale and payoff of loans and mark-to-market of loans	166	564	(398)	-70.6%
Net dividend income (expense)	243	(2)	245	N/A
Other income	267	365	(98)	-26.8%
Non-interest revenues	31,531	20,316	11,215	55.2%

Interest income	8,734	8,333	401	4.8%
Interest expense	(4,421)	(10,087)	5,666	56.2%
Net interest income (expense)	4,313	(1,754)	6,067	345.9%

Provision for loan losses	(467)	65	(532)	818.5%

Total net revenues after provision for loan losses	35,377	18,627	16,750	89.9%

Non-interest expenses
Compensation and benefits	24,685	17,358	7,327	42.2%
Administration	1,919	1,645	274	16.7%
Brokerage, clearing and exchange fees	939	902	37	4.1%
Travel and business development	994	746	248	33.2%
Communication and technology	907	909	(2)	-0.2%
Professional fees	632	967	(335)	-34.6%
Other	1,395	1,108	287	25.9%
Total non-interest expenses	31,471	23,635	7,836	33.2%
Income (loss) before income tax expense	3,906	(5,008)	8,914	178.0%
Income tax expense (benefit)	1,634	(884)	2,518	284.8%
Net income (loss)	2,272	(4,124)	6,396	155.1%
Less: Net loss attributable to non-controlling interest	(1,017)	(2,817)	1,800	63.9%
Net income (loss) attributable to JMP Group Inc.	$3,289	$(1,307)	$4,596	351.6%

(In thousands)	Nine Months Ended September 30,		Change from 2012 to 2013
	2013	2012	$	%
Revenues
Investment banking	$52,301	$38,010	$14,291	37.6%
Brokerage	17,924	16,275	1,649	10.1%
Asset management fees	15,606	10,721	4,885	45.6%
Principal transactions	4,849	12,309	(7,460)	-60.6%
Gain on sale and payoff of loans	1,591	3,016	(1,425)	-47.2%
Net dividend income (expense)	290	(25)	315	1260.0%
Other income	581	3,507	(2,926)	-83.4%
Non-interest revenues	93,142	83,813	9,329	11.1%

Interest income	24,603	24,051	552	2.3%
Interest expense	(25,825)	(29,573)	3,748	12.7%
Net interest expense	(1,222)	(5,522)	4,300	77.9%

Provision for loan losses	(2,391)	(1,135)	(1,256)	110.7%
Total net revenues after provision for loan losses	89,529	77,156	12,373	16.0%

Non-interest expenses
Compensation and benefits	69,066	55,833	13,233	23.7%
Administration	7,255	4,604	2,651	57.6%
Brokerage, clearing and exchange fees	2,851	2,656	195	7.3%
Travel and business development	2,991	2,435	556	22.8%
Communication and technology	2,592	2,642	(50)	-1.9%
Professional fees	2,468	2,324	144	6.2%
Other	3,778	3,276	502	15.3%
Total non-interest expenses	91,001	73,770	17,231	23.4%
(Loss) income before income tax benefit	(1,472)	3,386	(4,858)	-143.5%
Income tax expense (benefit)	178	(1,423)	1,601	112.5%
Net (loss) income	(1,650)	4,809	(6,459)	-134.3%
Less: Net (loss) income attributable to noncontrolling interest	(1,785)	7,380	(9,1650	-124.2%
Net income (loss) attributable to JMP Group Inc.	$135	$(2,571)	$2,706	105.3%

 Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Overview

Total net revenues after provision for loan losses increased $16.8 million, or 89.9%, from $18.6 million for the quarter ended September 30, 2012 to $35.4 million for the quarter ended September 30, 2013, driven by an increase in non-interest revenues of $11.2 million and net interest income of $6.1 million.

Non-interest revenues increased $11.2 million, or 55.2%, from $20.3 million for the quarter ended September 30, 2012 to $31.5 million in the same period in 2013. This increase was primarily driven by a $6.9 million increase in investment banking revenues, a $2.6 million increase in principal transactions, and a $1.6 million increase in asset management fees.

Net interest income increased $6.1 million, or 345.9%, from $1.8 million net interest expense for the quarter ended September 30, 2012 to $4.3 million net interest income for the same period in 2013. This increase in net interest income is primarily attributed to an increase in net interest earned at JMP Credit, partially offset by $1.0 million interest expense related to the bond issued in January 2013.

Provision for loan losses increased $0.6 million from a $0.1 million recovery for the quarter ended September 30, 2012 to a $0.5 million provision for the quarter ended September 30, 2013. The increase was driven by general reserves recorded in connection with the loan portfolio underlying CLO II which closed in the second quarter of 2013.

Total non-interest expenses increased $7.8 million, or 33.2%, from $23.6 million for the quarter ended September 30, 2012 to $31.5 million for the quarter ended September 30, 2013, primarily due to an increase in compensation and benefits of $7.3 million.

Net income attributable to JMP Group Inc. increased $4.6 million, or 351.6%, from a $1.3 million loss after income tax benefit of $0.9 million for the quarter ended September 30, 2012 to $3.3 million net income after income tax expense of $1.6 million for the quarter ended September 30, 2013.

 Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Overview

Total net revenues after provision for loan losses increased $12.4 million, or 16.0%, from $77.2 million for the nine months ended September 30, 2012 to $89.5 million for the nine months ended September 30, 2013, driven by an increase in non-interest revenues of $9.3 million, an increase in net interest income of $4.3 million, partially offset by an increase in provision for loan losses of $1.3 million.

Non-interest revenues increased $9.3 million, or 11.1%, from $83.8 million for the nine months ended September 30, 2012 to $93.1 million in the same period in 2013. This increase was primarily due to a $14.3 million increase in investment banking, and a $4.9 million increase in asset management revenues, partially offset by a $7.5 million decrease in principal transactions.

Net interest expense decreased $4.3 million, or 77.9%, from $5.5 million for the nine months ended September 30, 2012 to $1.2 million for the same period in 2013. This decrease in net interest expense is primarily attributed to an increase of net interest earned at JMP Credit, partially offset by $2.6 million interest expense related to the bond issued in January 2013.

Provision for loan losses increased $1.3 million from $1.1 million for the nine months ended September 30, 2012 to $2.4 million for the nine months ended September 30, 2013. The increase was driven by a specific reserve from one non-accrual loan held at JMP Credit recorded in the nine months ended September 30, 2013 and by the general reserve recorded in connection with the loan portfolio underlying CLO II which closed in the nine months ended September 30, 2013. The increase was partially offset by a specific reserve from one non-accrual loan held at JMP Credit recorded in the nine months ended September 30, 2012.

Total non-interest expenses increased $17.2 million, or 23.4%, from $73.8 million for the nine months ended September 30, 2012 to $91.0 million for the nine months ended September 30, 2013, primarily due to an increase in compensation and benefits of $13.2 million and an increase in administration expenses of $2.7 million.

Net income attributable to JMP Group Inc. increased $2.7 million, or 105.3%, from a $2.6 million loss after income tax benefit of $1.4 million for the nine months ended September 30, 2012 to $0.1 million net income after income tax expense of $0.2 million for the nine months ended September 30, 2013.

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

Management also reviews the Operating Net Income, which differs from the Adjusted Operating Net Income, as it includes the non-cash gains and losses recognized by JMP Credit Corp due to the sale or payoff of loans originally included in the portfolio acquired by JMP Group in April 2009. As most of these items were fully accounted for as of May 1, 2013, Adjusted Operating Net Income became substantially equivalent to Operating Net Income beginning the second quarter in 2013.

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

(ix)

presents revenues and expenses on a basis that deconsolidates HGC, HGC II and HCC LLC (through May 2, 2013), which are certain investment funds that HCS manages, as we own a relatively small percentage of these funds, even though we consolidate them under GAAP; and

(x)	assumes a combined federal, state and local income tax rate of 38% for 2013 and 42% for 2012.

Discussed below is our Adjusted Operating Net Income by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company's various business lines.

	Three Months Ended September 30, 2013
(In thousands)	Broker- Dealer	Asset Management	Corporate Credit	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$19,149	$-	$-	$-	$(12)	$19,137
Brokerage	5,750	-	-	-	-	5,750
Asset management related fees	-	5,995	70	-	(84)	5,981
Principal transactions	354	257	108	10	-	729
Gain on sale, payoff and mark-to-market of loans	-	-	48	-	-	48
Net dividend income	6	-	-	237	-	243
Net interest (expense) income	(11)	-	5,306	(983)	-	4,312
Provision for loan losses	-	-	(90)	-	-	(90)
Adjusted net revenues	25,248	6,252	5,442	(736)	(96)	36,110

Non-interest expenses
Non-interest expenses	21,528	5,797	1,985	2,479	(96)	31,693

Less: Non-controlling interest	-	(115)	253	-	-	138

Operating pre-tax net income	3,720	570	3,204	(3,215)	-	4,279

Income tax expense (assumed rate of 38%)	1,414	216	1,218	(1,222)	-	1,626

Adjusted operating net income	$2,306	$354	$1,986	$(1,993)	$-	$2,653

	Three Months Ended September 30, 2012
(In thousands)	Broker- Dealer	Asset Management	Corporate Credit	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$12,233	$-	$-	$-	$-	$12,233
Brokerage	5,371	-	-	-	-	5,371
Asset management related fees	53	4,781	30	19	(166)	4,717
Principal transactions	41	624	4	515	-	1,184
Gain on sale, payoff and mark-to-market of loans	-	-	(246)	-	-	(246)
Net dividend income	(2)	157	-	-	-	155
Net interest income	(9)	75	4,788	50	-	4,904
Provision for loan losses	-	-	65	-	-	65
Adjusted net revenues	17,687	5,637	4,641	584	(166)	28,383

Non-interest expenses
Non-interest expenses	16,522	4,812	(819)	2,860	(166)	23,209

Less: Non-controlling interest	-	-	211	-	-	211

Operating pre-tax net income	1,165	825	5,249	(2,276)	-	4,963

Income tax expense (assumed rate of 42%)	489	347	2,204	(956)	-	2,084

Adjusted operating net income	$676	$478	$3,045	$(1,320)	$-	$2,879

The following table reconciles the adjusted operating net income to Total Segments adjusted operating pre-tax net income, to consolidated pre-tax net income (loss) attributable to JMP Group, and to consolidated net income (loss) attributable to JMP Group, for the three months ended September 30, 2013 and 2012.

(In thousands)	Three Months Ended September 30,
	2013	2012
Adjusted operating net income	$2,653	$2,879
Addback of Income tax expense (assumed rate of 38% for 2013 and 42% for 2012)	1,626	2,084
Total Segments adjusted operating pre-tax net income	$4,279	$4,963
Adjustments:
Stock compensation expense	262	-
Compensation expense - post-IPO RSUs	699	194
Deferred compensation program	(1,277)	-
Net unrealized loss (gain) on strategic equity investments and warrants	(531)	107
CLO II general loan loss reserve	274	-
Net amortization of liquidity discounts on loans and asset-backed securities issued	-	7,456
Unrealized HCC LLC mark-to-market (gain) loss	-	(333)
Gain (loss) and specific provision on loan portfolio acquired	(71)	(270)
Total Consolidation Adjustments and Reconciling Items	(644)	7,154
Consolidated pre-tax net (loss) income attributable to JMP Group Inc.	$4,923	$(2,191)

Income tax (benefit) expense	1,634	(884)
Consolidated Net (Loss) Income attributable to JMP Group Inc.	$3,289	$(1,307)

When evaluating the performance of JMP Group's core business strategy and ongoing operations, management also reviews the operating net income which includes the non-cash gains and losses recognized by JMP Credit Corp due to the sale or payoff of loans originally included in the portfolio acquired by JMP Group in April 2009, as well as the provision for loan losses related to this portfolio of loans. The reconciling items are included in the line item gain (loss) and specific provisions on loan portfolio acquired in the table above. The reconciling items include the non-cash gains of $0.5 million and gains of $0.1 million, and the related compensation decreasing adjustment of $0.2 million and $47 thousand for the three months ended September 30, 2012 and 2013, respectively. Including these adjustments, the operating net income, after a 42% and 38% tax rate, is $2.9 million and $2.7 million for the three months ended September 30, 2012 and 2013, respectively.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues

Investment Banking

Investment banking revenues increased $6.9 million, or 56.6%, from $12.2 million for the quarter ended September 30, 2012 to $19.1 million for the same period in 2013. As a percentage of total net revenues after provision for loan losses, investment banking revenues decreased from 65.6% for the quarter ended September 30, 2012 to 54.1% for the quarter ended September 30, 2013.

Our segment reported investment banking revenues, earned in our Broker-Dealer segment, increased $6.9 million, or 56.4%, from $12.2 million for the quarter ended September 30, 2012 to $19.1 million for the same period in 2013. Our debt and convertible revenues increased $3.2 million, or 1094.9%, from $0.3 million for the quarter ended September 30, 2012 to $3.5 million for the quarter ended September 30, 2013. We executed five debt and convertible transactions in the quarter ended September 30, 2013 compared to three in the same period in 2012. Our strategic advisory revenues increased $1.7 million, or 100.5%, from $1.6 million for the quarter ended September 30, 2012 to $3.3 million for the quarter ended September 30, 2013. We executed four strategic advisory transactions in the quarter ended September 30, 2013 compared to three in the quarter ended September 30, 2012. Public equity underwriting revenues increased $1.5 million, or 16.4%, from $9.3 million for the quarter ended September 30, 2012 to $10.8 million for the quarter ended September 30, 2013. We executed 27 and 28 public equity underwriting transactions in the quarters ended September 30, 2013 and 2012, respectively. We acted as a lead manager on nine transactions in the quarter ended September 30, 2013 compared to seven in the same period in 2012. Private capital markets and other transaction revenues increased $0.5 million, or 55.1%, from $1.0 million for the quarter ended September 30, 2012 to $1.5 million for the same period in 2013. We executed two transactions related to private capital markets and other transactions in both the quarters ended September 30, 2013 and 2012.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment increased $0.4 million, or 7.1%, from $5.4 million for the quarter ended September 30, 2012 to $5.8 million for the quarter ended September 30, 2013. The increase was mainly the result of increased volume. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 28.8% for the quarter ended September 30, 2012 to 16.3% for the quarter ended September 30, 2013. On an adjusted basis, brokerage revenues were 18.9% and 15.9% for the quarters ended September 30, 2012 and 2013, respectively, as a percentage of adjusted net revenue after provision for loan losses.

Asset Management Fees

(In thousands)	Three Months Ended September 30,
	2013	2012
Base management fees:
Fees reported as asset management fees	$2,585	$2,195
Fees reported as other income	-	339
Fees earned at HGC, HGC II, HCC LLC and HCAP Advisors	636	275
Total base management fees	3,221	2,809

Incentive fees:
Fees reported as asset management fees	$2,493	$1,560
Fees earned at HGC, HGC II, HCC LLC and HCAP Advisors	-	322
Total incentive fees	2,493	1,882

Other fee income:
Fundraising fees and other fees	$267	$26
Total other fee income	267	26

Asset management related fees:
Fees reported as asset management fees	$5,078	$3,755
Fees reported as other income	267	365
Fees earned at HGC, HGC II, HCC LLC and HCAP Advisors	636	597
Total Segment asset management related fee revenues	$5,981	$4,717

Fees reported as asset management fees were $3.8 million and $5.1 million for the quarters ended September 30, 2012 and 2013, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues decreased from 20.2% for the quarter ended September 30, 2012 to 15.1% for the quarter ended September 30, 2013. Fees reported as other income decreased $0.1 million, or 26.8% from $0.4 million for the quarter ended September 30, 2012 to $0.3 million for the quarter ended September 30, 2013. As a percentage of total net revenues after provision for loan losses, other income decreased from 2.0% for the quarter ended September 30, 2012 to 0.8% for the same period in 2013.

Total segment asset management related fees include base management fees and incentive fees for our funds, HCC and CLOs under management, as well as other income from fee-sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds. Adjusted asset management related fees are a non-GAAP financial measure that adjusts our total segment asset management related fees by reversing the elimination of those fees in the consolidation of HGC, HGC II, HCC LLC (through May 2, 2013) and HCAP Advisors (effective May 1, 2013). Adjusted asset management related fees are reconciled to the GAAP measure, total segment asset management fee revenues, in the table above. We believe that presenting adjusted asset management related fees is useful to investors as a means of assessing the performance of JMP Group's combined asset management activities, including its fundraising and other services for third parties. We believe that adjusted asset management-related fee revenues provide useful information by indicating the relative contributions of base management fees and performance-related incentive fees, thus facilitating a comparison of those fees in a given period to those in prior and future periods. We also believe that asset management-related fee revenue is a more meaningful measure than standalone asset management fees as reported, because asset management-related fee revenues represent the combined impact of JMP Group's various asset management activities on the Company's total net revenues.

Total segment asset management related fee revenue increased $1.3 million from $4.7 million for the quarter ended September 30, 2012 to $6.0 million for the quarter ended September 30, 2013. The increase was attributed to increased management and incentive fees. Total base management fee increased $0.4 million from $2.8 million for the quarter ended September 30, 2012 to $3.2 million for the same period in 2013. The increase was driven by increases of $0.4 million in management fees from HGC II, HCC and CLO II. HGC II and CLO II were created after the third quarter of 2012. Total incentive fees increased $0.6 million from $1.9 million for the quarter ended September 30, 2012 to $2.5 million for the same period in 2013. The increase in incentive fees was driven by an increase of $1.2 million related to HSCP, partially offset by decreases of incentive fees earned at HOP II of $0.3 million, HGC of $0.2 million, and HCC LLC of $0.1 million. On an adjusted basis, adjusted asset management related fees were 16.6% for both the quarters ended September 30, 2012 and September 30, 2013 as a percentage of adjusted net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues increased $2.6 million from a $2.0 million loss for the quarter ended September 30, 2012 to $0.6 million for the same period in 2013. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were 10.5% for the quarter ended September 30, 2012 and 1.8% for the quarter ended September 30, 2013.

Total segment principal transaction revenues decreased $0.5 million from $1.2 million for the quarter ended September 30, 2012 to $0.7 million for the same period in 2013. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. We believe that presenting total segment principal transaction revenues is useful to investors as a means of assessing the performance of JMP Group’s combined investment activities. The principal transaction revenues for 2013 were primarily based in our Broker-Dealer and Asset Management segments, which collectively reflected $0.6 million of the $0.7 million principal transaction revenues. The principal transaction revenues for 2012 were primarily based in our Asset Management and Corporate segments, which collectively reflected $1.1 million of the $1.2 million principal transaction revenues. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

(In thousands)	Three Months Ended September 30,
	2013	2012

Equity and other securities excluding non-controlling interest	$84	$847
Warrants and other investments	397	(290)
Investment partnerships	248	627
Total Segment principal transaction revenues	729	1,184
Operating adjustment addbacks	531	(107)
Non-controlling interest in HGC, HGC II and HCC LLC	(620)	(3,032)
Total principal transaction revenues	$640	$(1,955)

The decrease primarily reflects reduced revenue from revenue from equity and other securities and investment partnerships, partially offset by an increase in revenues from warrants and other investments. Revenues from equity and other securities decreased $0.7 million from $0.8 million for the quarter ended September 30, 2012 to $0.1 million for the same period in 2013, driven primarily by a $0.6 million decrease in unrealized gains in our principal investment portfolio. Revenues from investment partnerships decreased $0.4 million from $0.6 million for the quarter ended September 30, 2012 to $0.2 million for the quarter ended September 30, 2013. Revenues from warrants and other investments increased by $0.7 million from a $0.3 million loss for the quarter ended September 30, 2012 to revenues of $0.4 million for the quarter ended September 30, 2013. On an adjusted basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 4.2% for the quarter ended September 30, 2012 to 2.0% for the quarter ended September 30, 2013.

Gain on Sale and Payoff of Loans and Mark-to-Market of Loans

Gain on sale, payoff and mark-to-market of loans was $0.2 million and $0.6 million for the quarters ended September 30, 2013 and 2012, respectively. At JMP Credit, during the quarter ended September 30, 2013, 50 loans were sold or paid off, resulting in a total net gain of $0.2 million. Of the total net gain, $145 thousand was related to 25 loan payoffs, where the borrowers repaid the loans at a premium to our carrying value. The remaining $20 thousand was related to 25 loans, nine of which were sold at a discount to our carrying value. While we expect further gains from loan payoffs in future periods, these revenues are highly unpredictable as we are not actively marketing the loans collateralized by asset-backed securities for sale. As a percentage of total net revenues after provision for loan losses, gain on sale, payoff and mark-to-market of loans decreased from 3.0% for the quarter ended September 30, 2012 to 0.5% for the quarter ended September 30, 2013.

Gain on sale, payoff and mark-to-market of loans was earned in our Corporate Credit segment. On a segment reporting basis, the gain on sale, payoff and mark-to-market of loans in our Corporate Credit segment excludes the $0.1 million and $0.5 million gain due to the sale or payoff of loans originally included in the CLO I portfolio acquired by JMP Group in April 2009 for the three months ended September 30, 2013 and 2012, respectively. The segment reported gain on sale, payoff and mark-to-market of loans also excludes unrealized mark-to-market gains or losses on the investment portfolio at HCC LLC (through May 2, 2013). Our segment reported gain on sale, payoff and mark-to-market of loans in the Corporate Credit segment increased $0.1 million, from $0.6 million for the quarter ended September 30, 2012 to $0.7 million for the quarter ended September 30, 2013. Gain on sale, payoff and mark-to-market of loans decreased from 0.9% for the quarter ended September 30, 2012 to 0.1% for the quarter ended September 30, 2013 as a percentage of total segment adjusted net revenues.

Net Dividend Income/Loss

Net dividend income was $0.2 million for the quarter ended September 30, 2013 and a loss of $2 thousand for the quarter ended September 30, 2012. For the quarter ended September 30, 2013, net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Three Months Ended September 30,
	2013	2012
CLO I loan contractual interest income	$4,424	$5,474
CLO I ABS issued contractual interest expense	(1,097)	(1,311)
Net CLO I contractual interest	3,327	4,163

CLO II loan contractual interest income	$3,294	$-
CLO II ABS issued contractual interest expense	(1,852)	-
Net CLO II contractual interest	1,442	-

Bond Payable interest expense	(963)	-

Other interest income	506	741

Total Segment net interest income	$4,312	$4,904

CLO I loan liquidity discount accretion	-	1,099
CLO I ABS liquidity discount amortization	-	(8,556)
Net CLO I liquidity discount amortization	-	(7,457)

HCC LLC interest income	-	1,017
HCC LLC interest expense	-	(218)
Net HCC LLC interest income	-	799

Total net interest income (expense)	$4,312	$(1,754)

Net interest income increased $6.1 million, or 345.9% from $1.8 million net interest expense for the quarter ended September 30, 2012 to $4.3 million net interest income for the quarter ended September 30, 2013. Net interest expense included liquidity discount amortization of $8.6 million and zero for the quarters ended September 30, 2012 and 2013, respectively. Net interest income also included bond payable interest expense of $1.0 million for the quarter ended September 30, 2013, net of amortization of bond issuance costs. As a percentage of total net revenues after provision for loan losses, net interest income was 9.4% for the quarter ended September 30, 2012 and 12.2% for the quarter ended September 30, 2013.

Total segment net interest income decreased from $4.9 million for the quarter ended September 30, 2012 to $4.3 million for the quarter ended September 30, 2013. Our total segment net interest income excludes net amortization of liquidity discounts on loans and asset-backed securities issued and interest earned at HCC LLC (through May 2, 2013). Net interest income is earned primarily in our Corporate Credit segment, and largely reflects net CLO I and CLO II contractual interest. Total segment net interest income is a non-GAAP financial measure that aggregates our segment reported net interest income (expense) across each segment. We believe that presenting total segment net interest income is useful to investors as a means of assessing the performance of JMP Group’s combined credit activities. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment adjusted net revenues, net interest income decreased from 17.3% for the quarter ended September 30, 2012 to 11.9% for the quarter ended September 30, 2013.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Three Months Ended September 30, 2013
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$4,425	$408,999	4.23%	0.27%	3.96%
CLO I ABS issued contractual interest expense	(1,097)	421,353	1.02%	0.27%	0.75%
CLO II loan contractual interest income	$3,294	$288,681	4.46%	0.40%	4.06%
CLO II ABS issued contractual interest expense	(1,852)	320,000	2.26%	0.40%	1.86%
Net CLO contractual interest	$4,770	N/A	N/A	N/A	N/A

(In thousands)	Three Months Ended September 30, 2012
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$5,474	$428,186	5.00%	0.45%	4.55%
CLO I ABS issued contractual interest expense	(1,311)	(431,003)	1.19%	0.45%	0.74%
Net CLO contractual interest	$4,163	N/A	N/A	N/A	N/A

Contractual interest of $4.4 million was earned on the performing loans held by our CLO I for the quarter ended September 30, 2013. The annualized weighted average contractual interest rate on the performing loans was 4.23% with a spread to weighted average LIBOR of 3.96% for the quarter ended September 30, 2013. Interest expense related to CLO I ABS issued was $1.1 million for the quarter ended September 30, 2013. The annualized weighted average contractual interest rate on the CLO I ABS issued during the quarter was 1.02% with a spread to weighted average LIBOR of 0.75%. Contractual interest of $3.3 million was earned on the performing loans held by our CLO II for the quarter ended September 30, 2013. The annualized weighted average contractual interest rate on the performing loans was 4.46% with a spread to weighted average LIBOR of 4.06% for the quarter ended September 30, 2013. Interest expense related to CLO II ABS issued was $1.9 million for the quarter ended September 30, 2013. The annualized weighted average contractual interest rate on the CLO II ABS issued during the quarter was 2.27% with a spread to weighted average LIBOR of 1.86%.

Contractual interest of $5.5 million was earned on the performing loans held by our CLO I for the quarter ended September 30, 2012. The annualized weighted average contractual interest rate on the performing loans was 5.00% with a spread to weighted average LIBOR of 4.55% for the quarter ended September 30, 2012. Interest expense related to ABS issued was $1.3 million for the quarter ended September 30, 2012. The annualized weighted average contractual interest rate on the ABS issued during the quarter was 1.19% with a spread to weighted average LIBOR of 0.74%.

Provision for Loan Losses

Provision for loan losses increased $0.5 million, or 818.5%, from a $0.1 million recovery for the quarter ended September 30, 2012 to a $0.5 million provision for the same period in 2013. As a percent of net revenues after provision for loan losses, provision for loan losses were 0.3% for the quarter ended September 30, 2012 and 1.3% for the quarter ended September 30, 2013.

Total segment provision for loan losses increased from a $0.1 million recovery for the quarter ended September 30, 2012 to a $0.1 million provision for the quarter ended September 30, 2013. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2013 and 2012 was solely recognized in our Corporate Credit segment. As a percent of total segment adjusted net revenues, segment provision for loan losses were 0.2% for both the quarters ended September 30, 2012 and 2013.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, increased $7.3 million, or 42.2%, from $17.4 million for the quarter ended September 30, 2012 to $24.7 million for the quarter ended September 30, 2013.

Employee payroll, taxes and benefits, and consultant fees increased $0.7 million, from $8.5 million for the quarter ended September 30, 2012 to $9.2 million for the quarter ended September 30, 2013, primarily attributed to increased headcount.

Performance-based bonus and commission increased $5.5 million, or 64.0%, from $8.6 million for the quarter ended September 30, 2012 to $14.1 million for the quarter ended September 30, 2013. The increase was primarily due to the increase in total net revenues after provision for loan losses from $18.6 million for the quarter ended September 30, 2012 to $35.4 million for the same period in 2013.

Equity-based compensation was $0.2 million and $1.1 million for the quarters ended September 30, 2012 and 2013, respectively. The increase is partially due to $0.4 million of performance RSU expense in the three months ended September 30, 2013, related to performance RSUs granted at the end of 2012. There was no performance RSU expense in the third quarter of 2012. The increase was driven by a change in vesting criteria of performance-based RSUs granted in 2012 causing deferred compensation to be recognized over two years as opposed to prior years' performance-based RSUs which were recognized immediately.

Compensation and benefits as a percentage of revenues decreased from 93.2% of total net revenues after provision for loan losses for the quarter ended September 30, 2012 to 69.8% for the same period in 2013.

Administration

Administration expense increased $0.3 million from $1.6 million for the quarter ended September 30, 2012 to $1.9 million for the quarter ended September 30, 2013. As a percentage of total net revenues after provision for loan losses, administration expense decreased from 8.8% for the quarter ended September 30, 2012 to 5.4% for the same period in 2013.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $0.9 million for both quarters ended September 30, 2012 and 2013. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 4.8% for the quarter ended September 30, 2012 to 2.7% for the same period in 2013.

Travel and Business Development

Travel and business development expense increased from $0.7 million for the quarter ended September 30, 2012 to $1.0 million for the quarter ended September 30, 2013. As a percentage of total net revenues after provision for loan losses, travel and business development expense decreased from 4.0% for the quarter ended September 30, 2012 to 2.8% for the same period in 2013.

Communications and Technology

Communications and technology expenses were $0.9 million for the quarters ended September 30, 2012 and 2013. As a percentage of total net revenues after provision for loan losses, communications and technology expense decreased from 4.9% for the quarter ended September 30, 2012 to 2.6% for the same period in 2013.

Professional Fees

Professional fees were $1.0 million and $0.6 million for the quarters ended September 30, 2012 and 2013, respectively. As a percentage of total net revenues after provision for loan losses, professional fees decreased from 5.2% for the quarter ended September 30, 2012 to 1.8% for the same period in 2013.

Other Expenses

Other expenses increased $0.3 million, from $1.1 million for the quarter ended September 30, 2012 to $1.4 million for the quarter ended September 30, 2013. As a percentage of total net revenues after provision for loan losses, other expenses were 5.9% and 3.9% for the quarters ended September 30, 2012 and 2013, respectively.

Net Income Attributable to Non-controlling Interest

Net loss attributable to non-controlling interest decreased from $2.8 million for the quarter ended September 30, 2012 to a $1.0 million loss for the quarter ended September 30, 2013. Non-controlling interest for the quarter ended September 30, 2013 includes the interest of third parties in CLO I, HGC, HGC II, CLO II, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the quarter ended September 30, 2012 includes the interest of third parties in CLO I, HCC LLC, and HGC, partially-owned subsidiaries consolidated in our financial statements.

Provision for Income Taxes

For the quarters ended September 30, 2012 and 2013, we recorded income tax benefit of $0.9 million and expense of $1.4 million, respectively. The effective tax rates for the quarters ended September 30, 2012 and 2013 were 16.61% and 41.01%, respectively. The increase in the effective tax rate for the quarter ended September 30, 2013 compared to same period in 2012 was primarily attributable to the income associated with HGC, HGC II and HCC LLC which are consolidated for financial reporting purposes but not for tax purposes.

Our adjusted operating net income assumes a combined federal, state and local income tax rate of 42% and 38% for the quarters ended September 30, 2012 and 2013, respectively. Segment income tax expense decreased $0.5 million from $2.1 million for the quarter ended September 30, 2012 to $1.6 million for the quarter ended September 30, 2013.

	Nine Months Ended September 30, 2013
(In thousands)	Broker- Dealer	Asset Management	Corporate Credit	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$52,637	$-	$-	$-	$(335)	$52,302
Brokerage	17,924	-	-	-	-	17,924
Asset management related fees	-	18,101	206	-	(352)	17,955
Principal transactions	739	919	117	2,766	6	4,547
Gain on sale, payoff and mark-to-market of loans	-	-	1,631	-	-	1,631
Net dividend income	(10)	678	-	300	-	968
Net interest (expense) income	(60)	-	14,145	(2,091)	-	11,994
Provision for loan losses	-	-	(5)	-	-	(5)
Adjusted net revenues	71,230	19,698	16,094	975	(681)	107,316

Non-interest expenses
Non-interest expenses	61,028	19,876	1,032	10,716	(662)	91,990

Less: Non-controlling interest	-	(1,466)	674	-	-	(792)

Operating pre-tax net income	10,202	1,288	14,388	(9,741)	(19)	16,118

Income tax expense (assumed rate of 38%)	3,877	489	5,466	(3,702)	(7)	6,123

Adjusted operating net income	$6,325	$799	$8,922	$(6,039)	$(12)	$9,995

	Nine Months Ended September 30, 2012
(In thousands)	Broker- Dealer	Asset Management	Corporate Credit	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$38,151	$-	$-	$-	$-	$38,151
Brokerage	16,275	-	-	-	-	16,275
Asset management related fees	27	15,807	93	(35)	(421)	15,471
Principal transactions	337	3,370	249	1,806	-	5,762
Gain on sale, payoff and mark-to-market of loans	-	-	669	-	-	669
Net dividend income	(25)	234	-	-	-	209
Net interest income	41	156	14,006	142	-	14,345
Provision for loan losses	-	-	(139)	-	-	(139)
Adjusted net revenues	54,806	19,567	14,878	1,913	(421)	90,743

Non-interest expenses
Non-interest expenses	49,630	15,415	(1,712)	9,725	(421)	72,637

Less: Non-controlling interest	-	-	481	-	-	481

Operating pre-tax net income	5,176	4,152	16,109	(7,812)	-	17,625

Income tax expense (assumed rate of 42%)	2,174	1,744	6,767	(3,282)	-	7,403

Adjusted operating net income	$3,002	$2,408	$9,342	$(4,530)	$-	$10,222

The following table reconciles the adjusted operating net income to Total Segments adjusted operating pre-tax net income, to consolidated pre-tax net income (loss) attributable to JMP Group, and to consolidated net income (loss) attributable to JMP Group, for the nine months ended September 30, 2013 and 2012.

(In thousands)	Nine Months Ended September 30,
	2013	2012
Adjusted operating net income	$9,995	$10,222
Addback of Income tax expense (assumed rate of 38% for 2013 and 42% for 2012)	6,123	7,403
Total Segments adjusted operating pre-tax net income	$16,118	$17,625
Adjustments:
Stock compensation expense	658	-
Compensation expense - post-IPO RSUs	2,019	582
Deferred compensation program	(3,547)	-
Net unrealized loss (gain) on strategic equity investments and warrants	(617)	233
CLO II general loan loss reserve	1,095	-
Net amortization of liquidity discounts on loans and asset-backed securities issued	14,979	21,631
Unrealized HCC LLC mark-to-market loss (gain)	610	(246)
Gain (loss) and specific provision on loan portfolio acquired	608	(580)
Total Consolidation Adjustments and Reconciling Items	15,805	21,620
Consolidated pre-tax net income (loss) attributable to JMP Group Inc.	$313	$(3,995)

Income tax (benefit) expense	178	(1,423)
Consolidated Net Income (Loss) attributable to JMP Group Inc.	$135	$(2,572)

When evaluating the performance of JMP Group's core business strategy and ongoing operations, management also reviews the operating net income which include the non-cash gains and losses recognized by JMP Credit Corp due to the sale or payoff of loans originally included in the portfolio acquired by JMP Group in April 2009, as well as the provision for loan losses related to this portfolio of loans. The reconciling items are included in the line item gain (loss) and specific provisions on loan portfolio acquired in the table above. The reconciling items include the non-cash gains of $4.7 million and loss of $0.1 million, specific reserve on loans from the portfolio of $1.0 million and $0.9 million, and the related compensation increasing adjustment of $1.1 million and decreasing adjustment of $0.4 million for the nine months ended September 30, 2012 and 2013, respectively. Including these adjustments, the operating net income, after a 42% and 38% tax rate, is $10.6 million and $9.6 million for the nine months ended September 30, 2012 and 2013.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues

Investment Banking

Investment banking revenues increased $14.3 million, or 37.6%, from $38.0 million for the nine months ended September 30, 2012 to $52.3 million for the same period in 2013. As a percentage of total net revenues after provision for loan losses, investment banking revenues increased from 49.3% for the nine months ended September 30, 2012 to 58.4% for the nine months ended September 30, 2013.

Our segment reported investment banking revenues, earned in our Broker-Dealer segment, increased $14.2 million, or 37.1%, from $38.2 million for the nine months ended September 30, 2012 to $52.3 million for the same period in 2013. Our debt and convertible revenues increased $7.6 million, or 319.2%, from $2.4 million for the nine months ended September 30, 2012 to $10.0 million for the nine months ended September 30, 2013. We executed 23 debt and convertible transactions in the nine months ended September 30, 2013 compared to 13 in the same period in 2012. Public equity underwriting revenues increased $4.2 million, or 16.8%, from $25.1 million for the nine months ended September 30, 2012 to $29.3 million for the same period in 2013. We executed 97 and 67 public equity underwriting transactions in the nine months ended September 30, 2013 and 2012, respectively. We acted as a lead manager on 23 transactions in the nine months ended September 30, 2013 compared to 13 in the same period in 2012. Our strategic advisory revenues increased $2.2 million, or 34.4%, from $6.3 million for the nine months ended September 30, 2012 to $8.5 million for the nine months ended September 30, 2013. We executed nine strategic advisory transactions in the nine months ended September 30, 2013 and 2012. Private capital markets and other transaction revenues increased $0.3 million, from $4.2 million for the nine months ended September 30, 2012 to $4.5 million for the same period in 2013. We executed four transactions related to private capital markets and other transactions in the nine months ended September 30, 2013 compared to seven in the same period in 2012.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment increased $1.6 million, or 10.1%, from $16.3 million for the nine months ended September 30, 2012 to $17.9 million for the same period in 2013. The increase was mainly the result of increased volume. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 21.1% for the nine months ended September 30, 2012 to 20.0% for the same period in 2013. On an adjusted basis, brokerage revenues were 17.9% and 16.7% for the nine months ended September 30, 2012 and 2013 as a percentage of adjusted net revenue after provision for loan losses, respectively.

Asset Management Fees

(In thousands)	Nine Months Ended September 30,
	2013	2012
Base management fees:
Fees reported as asset management fees	$7,502	$7,094
Fees reported as other income	262	1,654
Fees earned at HGC, HGC II and HCC LLC	1,740	717
Total base management fees	9,504	9,465

Incentive fees:
Fees reported as asset management fees	$7,715	$3,627
Fees earned at HGC, HGC II and HCC LLC	417	565
Total incentive fees	8,132	4,192

Other fee income:
Fundraising fees and other fees	$319	$79
New York Mortgage Trust termination fee	-	1,735
Total other fee income	319	1,814

Asset management related fees:
Fees reported as asset management fees	$15,217	$10,721
Fees reported as other income	581	3,468
Fees earned at HGC, HGC II and HCC LLC	2,157	1,282
Total Segment asset management related fee revenues	$17,955	$15,471

Fees reported as asset management fees increased $4.5 million, or 41.9%, from $10.7 million for the nine months ended September 30, 2012 to $15.2 million for the nine months ended September 30, 2013. As a percentage of total net revenues after provision for loan losses, asset management revenues increased from 13.9% for the nine months ended September 30, 2012 to 17.4% for the nine months ended September 30, 2013. Fees reported as other income decreased $2.9 million, or 83.4% from $3.5 million for the nine months ended September 30, 2012 to $0.6 million for the same period in 2013. As a percentage of total net revenues after provision for loan losses, other income decreased from 4.5% for the nine months ended September 30, 2012 to 0.6% for the same period in 2013.

Total segment asset management related fees include base management fees and incentive fees for our funds, HCC and CLOs under management, as well as other income from fee-sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds. Adjusted asset management related fees are a non-GAAP financial measure that adjusts our total segment asset management related fees by reversing the elimination of those fees in the consolidation of HGC, HGC II, HCC LLC (through May 2, 2013) and HCAP Advisors. Adjusted asset management related fees are reconciled to the GAAP measure, total segment asset management fee revenues, in the table above. We believe that presenting adjusted asset management related fees is useful to investors as a means of assessing the performance of JMP Group's combined asset management activities, including its fundraising and other services for third parties. We believe that adjusted asset management-related fee revenues provide useful information by indicating the relative contributions of base management fees and performance-related incentive fees, thus facilitating a comparison of those fees in a given period to those in prior and future periods. We also believe that asset management-related fee revenue is a more meaningful measure than standalone asset management fees as reported, because asset management-related fee revenues represent the combined impact of JMP Group's various asset management activities on the Company's total net revenues.

Total segment asset management related fee revenue increased $2.5 million from $15.5 million for the nine months ended September 30, 2012 to $18.0 million for the nine months ended September 30, 2013. The increase was primarily attributed to incentive fees, partially offset by declines in other fees. Total incentive fees increased $3.9 million from $4.2 million for the nine months ended September 30, 2012 to $8.1 million for the same period in 2013. The increase in incentive fees was driven by an increase of $4.5 million related to HSCP, partially offset by a decrease of incentive fees earned at HTP of $0.6 million. Other income decreased $1.5 million, primarily attributed to the $1.7 million NYMT termination fee earned in 2012, offset by a $0.2 million increase in fundraising and other fees. Base management fees were $9.5 million for both the nine months ended September 30, 2012 and 2013, respectively. On an adjusted basis, adjusted asset management related fees were 17.0% and 16.7% as a percentage of adjusted net revenues after provision for loan losses for the nine months ended September 30, 2012 and 2013, respectively.

Principal Transactions

Principal transaction revenues decreased $7.5 million from $12.3 million for the nine months ended September 30, 2012 to $4.8 million for the same period in 2013. As a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 16.0% for the nine months ended September 30, 2012 to 5.4% for the nine months ended September 30, 2013.

Total segment principal transaction revenues decreased $1.3 million from $5.8 million for the nine months ended September 30, 2012 to $4.5 million for the same period in 2013. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. We believe that presenting total segment principal transaction revenues is useful to investors as a means of assessing the performance of JMP Group’s combined investment activities. The principal transaction revenues for 2013 were primarily based in our Broker-Dealer, Asset Management and Corporate segments, which collectively reflected $4.4 million of the $4.5 million principal transaction revenues. The principal transaction revenues for 2012 were primarily based in our Asset Management and Corporate segments, which collectively reflected $5.2 million of the $5.8 million principal transaction revenues. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

(In thousands)	Nine Months Ended September 30,
	2013	2012

Equity and other securities excluding non-controlling interest	$1,544	$2,628
Warrants and other investments	1,079	652
Investment partnerships	1,924	2,482
Total Segment principal transaction revenues	4,547	5,762
Operating adjustment addbacks	270	(233)
Non-controlling interest in HGC, HGC II and HCC LLC	32	6,780
Total principal transaction revenues	$4,849	$12,309

The decrease in Segment principal transaction revenues reflects reduced revenue from our equity investment and other securities and investment partnerships, partially offset by increases in warrants and other investments. Revenues from equity and other securities decreased $1.1 million from $2.6 million for the nine months ended September 30, 2012 to $1.5 million for the same period in 2013, driven primarily by a $1.0 million decrease in unrealized gains in our principal investment portfolio. Revenues from our investment partnerships decreased $0.6 million from $2.5 million for the nine months ended September 30, 2012 to $1.9 million for the nine months ended September 30, 2013, driven by decreases in unrealized gains in HDP. Revenues from warrants and other investments increased by $0.4 million from $0.7 million for the nine months ended September 30, 2012 to $1.1 million for the nine months ended September 30, 2013. On an adjusted basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 6.3% for the nine months ended September 30, 2012 to 4.2% for the same period in 2013.

Gain on Sale and Payoff of Loans and Mark-to-Market of Loans

Gains on sale, payoff and mark-to-market of loans were $3.0 million and $1.6 million for the nine months ended September 30, 2012 and 2013, respectively. At JMP Credit, during the nine months ended September 30, 2013, 117 loans were sold or paid off, resulting in a total net gain of $1.9 million. Of the total net gain, $0.9 million related to 75 loan payoffs, where the borrowers repaid the loans at a premium to our carrying value. The remaining $1.0 million related to 42 loans, 11 of which were sold at a discount to our carrying value, 27 of which were sold at par, which was a premium to our carrying value, and four of which were terminated. While we expect further gains from loan payoffs in future periods, these revenues are highly unpredictable as we are not actively marketing the loans collateralized by asset-backed securities for sale. As a percentage of total net revenues after provision for loan losses, gain on sale, payoff and mark-to-market of loans decreased from 3.9% for the nine months ended September 30, 2012 to 1.8% for the nine months ended September 30, 2013.

Gain on sale, payoff and mark-to-market of loans was earned in our Corporate Credit segment. On a segment reporting basis, the gain on sale, payoff and mark-to-market of loans in our Corporate Credit segment excludes the $0.1 million loss and $2.0 million gain due to the sale or payoff of loans originally included in the CLO I portfolio acquired by JMP Group in April 2009 for the nine months ended September 30, 2013 and 2012, respectively. The segment reported gain on sale, payoff and mark-to-market of loans also excludes unrealized mark-to-market gains or losses on the investment portfolio at HCC LLC. Our segment reported gain on sale, payoff and mark-to-market of loans in the Corporate Credit segment increased $0.9 million, from $0.7 million for the nine months ended September 30, 2012 to $1.6 million for the nine months ended September 30, 2013. Gain on sale, payoff and mark-to-market of loans increased from 0.7% for the nine months ended September 30, 2012 to 1.5% for the nine months ended September 30, 2013 as a percentage of total segment adjusted net revenues.

Net Dividend Income/Loss

Net dividend income increased from a loss of $2 thousand for the nine months ended September 30, 2012 to dividend income of $0.2 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2013, net dividend income primarily related to dividends from our HCC investment.

Net Interest Expense

(In thousands)	Nine Months Ended September 30,
	2013	2012
CLO I loan contractual interest income	$13,878	$16,276
CLO I ABS issued contractual interest expense	(3,330)	(3,974)
Net CLO I contractual interest	10,548	12,302

CLO II loan contractual interest income	$4,617	$-
CLO II ABS issued contractual interest expense	(3,100)	-
Net CLO II contractual interest	1,517	-

Bond Payable interest expense	(2,607)	-

Other interest income	2,536	2,043

Total Segment net interest income	$11,994	$14,345

CLO I loan liquidity discount accretion	569	3,275
CLO I ABS liquidity discount amortization	(15,548)	(24,905)
Net CLO I liquidity discount amortization	(14,979)	(21,630)

HCC LLC interest income	2,393	2,429
HCC LLC interest expense	(630)	(666)
Net HCC LLC interest income	1,763	1,763

Total net interest expense	$(1,222)	$(5,522)

Net interest expense decreased $4.3 million, or 77.9% from $5.5 million for the nine months ended September 30, 2012 to $1.2 million for the nine months ended September 30, 2013. Net interest expense included liquidity discount amortization of $24.9 million and $15.5 million for the nine months ended September 30, 2012 and 2013, respectively. Net interest expense also included bond payable interest expense of $2.6 million for the nine months ended September 30, 2013. As a percentage of total net revenues after provision for loan losses, net interest expense decreased from 7.2% for the nine months ended September 30, 2012 to 1.4% for the nine months ended September 30, 2013.

Total segment net interest income decreased from $14.3 million for the nine months ended September 30, 2012 to $12.0 million for the nine months ended September 30, 2013. Our total segment net interest income excludes net amortization of liquidity discounts on loans and asset-backed securities issued and interest earned at HCC LLC. Net interest income is earned primarily in our Corporate Credit segment, and largely reflects net CLO I contractual interest. Total segment net interest income is a non-GAAP financial measure that aggregates our segment reported net interest income (expense) across each segment. We believe that presenting total segment net interest income is useful to investors as a means of assessing the performance of JMP Group’s combined credit activities. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment adjusted net revenues, net interest income decreased from 15.8% for the nine months ended September 30, 2012 to 11.2% for the nine months ended September 30, 2013.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Nine Months Ended September 30, 2013
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$13,878	$406,140	4.51%	0.28%	4.23%
CLO I ABS issued contractual interest expense	(3,330)	(427,751)	1.03%	0.28%	0.75%
CLO II loan contractual interest income	4,617	136,444	4.46%	0.40%	4.06%
CLO II ABS issued contractual interest expense	(3,100)	(320,000)	2.26%	0.40%	1.86%
Net CLO contractual interest	$12,065	N/A	N/A	N/A	N/A

(In thousands)	Nine Months Ended September 30, 2012
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$16,276	$431,112	4.96%	0.47%	4.49%
CLO I ABS issued contractual interest expense	(3,974)	(431,003)	1.21%	0.47%	0.74%
Net CLO contractual interest	$12,302	N/A	N/A	N/A	N/A

Contractual interest of $13.9 million was earned on the performing loans held by our CLO I for the nine months ended September 30, 2013. The annualized weighted average contractual interest rate on the performing loans was 4.51% with a spread to weighted average LIBOR of 4.23% for the nine months ended September 30, 2013. Interest expense related to CLO I ABS issued was $3.3 million for the nine months ended September 30, 2013. The annualized weighted average contractual interest rate on the CLO I ABS issued during the nine months ended September 30, 2013 was 1.03% with a spread to weighted average LIBOR of 0.75%. Contractual interest of $4.6 million was earned on the performing loans held by our CLO II for the nine months ended September 30, 2013. The annualized weighted average contractual interest rate on the performing loans was 4.46% with a spread to weighted average LIBOR of 4.06% for the nine months ended September 30, 2013. Interest expense related to CLO II ABS issued was $3.1 million for the nine months ended September 30, 2013. The annualized weighted average contractual interest rate on the ABS issued during the nine months was 2.26% with a spread to weighted average LIBOR of 1.86%.

Contractual interest of $16.3 million was earned on the performing loans held by our CLO I for the nine months ended September 30, 2012. The annualized weighted average contractual interest rate on the performing loans was 4.96% with a spread to weighted average LIBOR of 4.49% for the nine months ended September 30, 2012. Interest expense related to ABS issued was $4.0 million for the nine months ended September 30, 2012. The annualized weighted average contractual interest rate on the ABS issued during the nine months was 1.21% with a spread to weighted average LIBOR of 0.74%.

Provision for Loan Losses

Provision for loan losses increased $1.3 million, or 110.7%, from $1.1 million for the nine months ended September 30, 2012 to $2.4 million for the same period in 2013. As a percent of net revenues after provision for loan losses, provision for loan losses increased from 1.5% for the nine months ended September 30, 2012 to 2.7% for the nine months ended September 30, 2013.

Total segment provision for loan losses decreased from $0.1 million for the nine months ended September 30, 2012 to $5 thousand for the nine months ended September 30, 2013. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our segment provision excludes $0.9 million and $1.0 million specific reserve in connection with impaired loans acquired in April 2009, for the nine months ended September 30, 2013 and 2012, respectively. Our segment provision for loan losses also excludes a $1.5 million loan loss provision recorded in 2013 with regard to the loan portfolio underlying CLO II. Our total segment provision for loan losses in 2013 and 2012 was solely recognized in our Corporate Credit segment. As a percent of total segment adjusted net revenues, segment provision for loan losses were 0.2% and 0.0% for the nine months ended September 30, 2012 and 2013, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, increased $13.3 million, or 23.7%, from $55.8 million for the nine months ended September 30, 2012 to $69.1 million for the nine months ended September 30, 2013.

Employee payroll, taxes and benefits, and consultant fees increased $2.0 million, from $25.9 million for the nine months ended September 30, 2012 to $27.9 million for the nine months ended September 30, 2013, primarily attributed to base pay increases and increases in headcount.

Performance-based bonus and commission increased $8.0 million, or 27.3%, from $29.3 million for the nine months ended September 30, 2012 to $37.3 million for the nine months ended September 30, 2013, primarily attributed to an increase in total net revenues after provision for loan losses from $77.2 million for the nine months ended September 30, 2012 to $89.5 million for the same period in 2013.

Equity-based compensation was $0.6 million and $3.8 million for the nine months ended September 30, 2012 and 2013, respectively. The increase is primarily due to $1.4 million of performance RSU expense in the nine months ended September 30, 2013, related to performance RSUs granted at the end of 2012. There was no performance RSU expense in the nine months ended 2012. The increase was driven by a change in vesting criteria of performance-based RSUs granted in 2012 causing deferred compensation to be recognized over two years as opposed to prior years' performance-based RSUs which were recognized immediately. In addition, we incurred expenses in 2013 that were not incurred in 2012, including stock option expense of $0.7 million, $0.6 million related to RSUs granted for long-term incentive purposes, and $0.3 million related to RSUs granted as deferred compensation, partially offset by a $0.2 million decrease in RSUs granted to the Board members. In addition, $0.4 million of RSU expense was attributable to a share repurchase in the second quarter of 2013 from certain JMPCA employees in conjunction with their use of said proceeds as a long term capital commitment to CLO II.

Compensation and benefits as a percentage of revenues increased from 72.4% of total net revenues after provision for loan losses for the nine months ended September 30, 2012 to 77.1% for the same period in 2013.

Administration

Administration expense increased $2.7 million from $4.6 million for the nine months ended September 30, 2012 to $7.3 million for the nine months ended September 30, 2013. The increase primarily related to $2.5 million expense paid by HCAP Advisors to underwriters in connection with an agreement with HCC. As a percentage of total net revenues after provision for loan losses, administration expense increased from 6.0% for the nine months ended September 30, 2012 to 8.1% for the same period in 2013.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $2.7 million and $2.9 million for the nine months ended September 30, 2012 and 2013, respectively. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 3.4% for the nine months ended September 30, 2012 to 3.2% for the same period in 2013.

Travel and Business Development

Travel and business development expense increased $0.6 million from $2.4 million for the nine months ended September 30, 2012 to $3.0 million for the same period in 2013. As a percentage of total net revenues after provision for loan losses, travel and business development expense increased from 3.2% for the nine months ended September 30, 2012 to 3.3% for the same period in 2013.

Communications and Technology

Communications and technology expenses were $2.6 million for both the nine months ended September 30, 2012 and 2013. As a percentage of total net revenues after provision for loan losses, communications and technology expense decreased from 3.4% for the nine months ended September 30, 2012 to 2.9% for the same period in 2013.

Professional Fees

Professional fees were $2.3 million and $2.5 million for the nine months ended September 30, 2012 and 2013, respectively. As a percentage of total net revenues after provision for loan losses, professional fees decreased from 3.0% for the nine months ended September 30, 2012 to 2.8% for the same period in 2013.

Other Expenses

Other expenses were $3.3 million and $3.8 million for the nine months ended September 30, 2012 and 2013, respectively. As a percentage of total net revenues after provision for loan losses, other expenses were 4.2% for both the nine months ended September 30, 2012 and 2013.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest decreased from $7.4 million for the nine months ended September 30, 2012 to a $1.8 million loss for the nine months ended September 30, 2013. Non-controlling interest for the nine months ended September 30, 2013 includes the interest of third parties in CLO I, CLO II (effective April 30, 2013), HCC LLC (through May 2, 2013), HCAP Advisors (effective May 1, 2013), HGC and HGC II, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the nine months ended September 30, 2012 includes the interest of third parties in CLO I, HCC LLC, and HGC, partially-owned subsidiaries consolidated in our financial statements.

Provision for Income Taxes

For the nine months ended September 30, 2012 and 2013, we recorded income tax benefits of $1.4 million and $0.2 million, respectively. The effective tax rates for the nine months ended September 30, 2012 and 2013 were negative 40.70% and 12.06%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2013 compared to same period in 2012 was primarily attributable to the income associated with HGC, HGC II, HCC LLC and HCAP Advisors which are consolidated for financial reporting purposes but not for tax purposes.

Our adjusted operating net income assumes a combined federal, state and local income tax rate of 42% and 38% for the nine months ended September 30, 2012 and 2013, respectively. Segment income tax expense decreased $1.3 million from $7.4 million for the nine months ended September 30, 2012 to $6.1 million for the same period ended September 30, 2013.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital resources and liquidity for the nine months ended September 30, 2013 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of September 30, 2013, we had net liquid assets of $39.6 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, note payable, bond payable, and non-controlling interest. We have satisfied our capital and liquidity requirements primarily through the net proceeds from the initial public offering, the January 2013 issuance of the Senior Notes, and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. At September 30, 2013 and December 31, 2012, the Company carried Level 3 assets (financial instruments whose fair value was determined using significant unobservable inputs that are not corroborated by market data) of $95.9 million and $87.4 million, respectively, at fair value, which represented 8.8% and 12.3% of total assets, respectively. Level 3 assets increased $8.5 million, due to $50.6 million purchased new assets (primarily private equity securities), partially offset by the deconsolidation of $40.3 million Level 3 assets held at HCC LLC and the transfer of $2.6 million to Level 2 assets.

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

Our maximum exposure to loss of capital on the Cratos acquisition is the original April 7, 2009 investment of $4.0 million plus the $1.8 million paid to repurchase the contingent consideration, plus any undistributed CLO I earnings related to JMP Credit since the acquisition date. However, for U.S. federal tax purposes, CLO I is treated as a disregarded entity such that the taxable income earned in the CLO is taxable to us. If the CLO is in violation of certain coverage tests, mainly any of its overcollateralization ratios, residual cash flows otherwise payable to us as owners of the subordinated notes would be required to be used to buy additional collateral or repay indebtedness senior to us in the securitization. This could require us to pay income tax on earnings prior to the residual cash flow distributions to us. Our maximum exposure to loss of capital on the CLO II is the original April 30, 2013 investment of $17.3 million, plus any undistributed CLO II earnings related to JMP Credit since the acquisition date.

For financial reporting purposes, the loans and asset-backed securities of CLO I and CLO II are consolidated on our balance sheet. The loans are reported at their cost adjusted for amortization of liquidity discount and credit reserves, both of which were recorded at the Cratos acquisition date, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discount and purchase discounts. At September 30, 2013, we had $709.4 million of loans collateralizing asset-backed securities, net, $68.1 million of restricted cash and $1.7 million of interest receivable funded by $722.3 million of asset-backed securities issued, net, and interest payable of $3.6 million. These assets and liabilities represented 72.0% of total assets and 83.9% of total liabilities respectively, reported on our consolidated statement of financial condition at September 30, 2013.

The tables below summarize the loans held by CLO I and CLO II grouped by range of outstanding balance, industry and Moody’s Investors Services, Inc. rating category as of September 30, 2013.

(Dollars in thousands)	As of September 30, 2013
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal
$0 - $500	29	12/2013 - 8/2020	10,519
$500 - $2,000	215	5/2014 - 10/2021	301,684
$2,000 - $5,000	119	12/2014 - 12/2020	347,326
$5,000 - $10,000	6	5/2016 - 6/2020	37,299
$10,000 +	2	8/2016 - 6/2020	21,075
Total	371		$717,903

(Dollars in thousands)	As of September 30, 2013
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Healthcare, Education & Childcare	36	84,638	11.8%
Chemicals, Plastics and Rubber	21	59,206	8.2%
Retail Store	21	34,174	4.0%
Beverage, Food & Tobacco	20	42,315	4.8%
Diversified/Conglomerate Service	16	28,538	3.0%
Telecommunications	16	28,011	2.8%
Hotels, Motels, Inns and Gaming	15	31,911	5.9%
Aerospace & Defense	14	22,631	2.4%
Banking, Finance, Insurance & Real Estate	13	24,623	3.2%
High Tech Industries	12	21,260	4.4%
Electronics	11	21,235	3.9%
Automobile	11	20,192	1.9%
Containers, Packaging and Glass	11	23,869	3.3%
Leisure , Amusement, Motion Pictures & Entertainment	10	16,621	2.3%
Personal, Food & Misc Services	9	21,695	1.4%
Services: Business	9	13,616	1.3%
Services: Consumer	8	15,582	1.3%
Diversified/Conglomerate Mfg	8	7,300	1.1%
Banking	6	9,574	1.1%
Personal &Non-Durable Consumer Products	6	7,860	1.0%
Ecological	6	6,864	1.0%
Media: Diversified & Production	6	14,351	1.0%
Broadcasting & Entertainmt.	5	8,974	0.8%
Finance	5	7,567	0.7%
Media: Broadcasting & Subscription	5	11,327	0.5%
Consumer Goods: Durable	5	9,581	0.4%
Environmental Industries	5	5,970	0.3%
Oil & Gas	4	16,933	0.3%
Printing & Publishing	4	9,959	0.3%
Utilities	4	5,356	0.2%
Construction & Building	4	8,980	0.2%
Metals & Mining	4	8,466	0.1%
Consumer Goods: Non-durable	4	7,691	0.1%
Capital Equipment	4	6,622	3.4%
Forest Products & Paper	4	4,191	3.0%
Insurance	3	6,883	3.0%
Transportation: Consumer	3	7,422	2.2%
Wholesale	3	3,970	2.0%
Home and Office Furnishings, Housewares and Durable Consumer Products	2	5,762	1.6%
Textiles & Leather	2	3,930	1.3%
Personal Transportation	2	2,999	1.3%
Machinery (Non-Agriculture,Non-Construction & Non-Electronic)	2	2,491	1.2%
Grocery	2	2,475	1.1%
Transportation: Cargo	2	2,219	1.0%
Cargo Transport	1	2,210	0.9%
Diversified Natural Resources, Precious Metals and Minerals	1	1,778	0.8%
Farming & Agriculture	1	1,485	0.6%
Mining, Steel, Iron and Non-Precious Metals	1	1,049	0.6%
Personal and Non-Durable Consumer Products (mfg only)	1	491	0.3%
Energy: Electricity	1	1,995	0.3%
Media: Advertising, Printing & Publishing	1	1,990	0.3%
Energy: Oil & Gas	1	1,071	0.1%
Total	371	$717,903	100.0%

(Dollars in thousands)	As of September 30, 2013
Moody's Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
Baa3	2	14,771	2.1%
Baa2	1	2,000	0.3%
Ba3	58	132,354	18.4%
Ba2	19	59,135	8.2%
Ba1	3	10,438	1.5%
B3	18	32,249	4.5%
B2	173	290,115	40.4%
B1	91	167,419	23.3%
Caa2	1	1,000	0.1%
Caa1	4	8,028	1.1%
Ca	1	394	0.1%
Total	371	$717,903	100.0%

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

As of September 30, 2013 (after taking into account any payments under the Credit Agreement that day), JMPG LLC’s total consolidated indebtedness under the Credit Agreement was $17.2 million, comprised of $2.2 million of a term loan of JMPG LLC (the “Initial Term Loan”), and $15.0 million of outstanding indebtedness under a term loan extended in April 2013.

Pursuant to the Amended and Restated Credit Agreement, the Lender agreed to extend a $15.0 million term loan on or prior to March 31, 2013, to be repaid in quarterly installments of $1.2 million beginning March 31, 2014 and continuing through September 30, 2016, with a final payment of approximately $1.3 million on December 31, 2016. On April 8, 2013, JMP Group LLC entered into an amendment to the Amended and Restated Credit Agreement with the Lender, which extended the allowable term loan closing date from March 31, 2013 to April 30, 2013, and replaced the final revolving commitment termination date from August 24, 2013 to April 30, 2014. The Amended and Restated Credit Agreement also reduced the revolving subordinated line of credit from $20.0 million to $10.0 million. On May 7, 2013, the subordinated line of credit was increased to $20.0 million. On April 25, 2013, JMP Group drew $15.0 million on the term loan. The outstanding balance on this term loan was $15.0 million as of September 30, 2013.

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

Both term loans bear interest at LIBOR plus 2.25%. On May 29, 2010 the Company entered into an interest rate cap with the lender to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the counterparty in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the line of credit and term loan to such rate. The cap had an initial notional principal amount of $27.1 million (as the remaining balance available under the revolving line of credit was drawn down on July 1, 2010), indexed to LIBOR and amortizes in accordance with the amortization of the revolving line of credit and term loan. The notional principal amount of the cap was $2.2 million at September 30, 2013, with no recorded fair value. Changes in the fair value are recorded in other comprehensive income.

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

The Credit Agreement includes minimum fixed charge and interest charge coverage ratios applicable to us and our subsidiaries, a minimum net worth covenant applicable to us and our subsidiaries and a minimum liquidity covenant applicable to JMPG LLC and its subsidiaries. Based on preliminary results from the quarter ended September 30, 2013, we expect JMPG LLC to be in compliance with all of these financial covenants. The Credit Agreement also includes an event of default for a “change of control” that tests, in part, the composition of our ownership and an event of default if two or more of Joseph A. Jolson, Carter Mack, Craig Johnson and Mark Lehmann fail to be involved actively on an ongoing basis in the management of JMPG LLC or any of its subsidiaries.

The CNB Loans are guaranteed by HCS and secured by a lien on substantially all assets of JMPG LLC and HCS.

Separately, under a Revolving Note and Cash Subordination Agreement, dated as of April 8, 2011, by and between the Lender and JMP Securities, as amended, JMP Securities has a subordinated revolving line of credit with the Lender (the “Broker/Deal Line of Credit”). Draws on the Broker/Deal Line of Credit bear interest at the rate of prime. The maximum principal amount of the Broker/Deal Line of Credit is $10.0 million at any one time on or prior to June 30, 2013 and $15.0 million at any one time thereafter and before October 11, 2013. The Broker/Deal Line of Credit matures on October 11, 2014. There were no borrowings on this line of credit as of September 30, 2013. JMPG LLC has guaranteed the obligations under the Broker/Deal Line of Credit pursuant to a General Continuing Guaranty dated as of April 8, 2011. Furthermore, if any of the Broker/Deal Line of Credit remains outstanding for more than 30 days, an event of default will occur under the Credit Agreement.

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

The Company currently intends to declare quarterly cash dividends on all outstanding shares of common stock. The Company currently does not plan to pay dividends on unvested shares of restricted stock. In March 2013, the Company’s board of directors declared and paid a quarterly cash dividend of $0.035 per share, for the fourth quarter of 2012. In May 2013, the Company’s board of directors declared and paid a quarterly cash dividend of $0.035 per share, for the first quarter of 2013. In July 2013, the Company’s board of directors declared and paid a quarterly cash dividend of $0.035 per share, for the second quarter of 2013.

During the three months ended September 30, 2013, the Company repurchased 187,256 shares of the Company’s common stock at an average price of $6.48 per share for an aggregate purchase price of $1.2 million. 135,680 of the shares repurchased during the three months ended September 30, 2013 were repurchased from an employee. 3,668 shares repurchased during the three months ended September 30, 2013 were deemed to have been repurchased in connection with employee stock plans, whereby the Company's shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company. The remaining shares were purchased on the open market.

We had total restricted cash of $84.8 million comprised primarily of $68.1 million of restricted cash at JMP Credit on September 30, 2013. This balance was comprised of $8.3 million in interest received from loans in the CLOs and $59.8 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLO. The principal restricted cash will be used to buy additional loans.

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

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $47.0 million and $36.7 million, which were $46.0 million and $35.7 million in excess of the required net capital of $1.0 million at September 30, 2013 and December 31, 2012, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.19 to 1 and 0.17 to 1 at September 30, 2013 and December 31, 2012, respectively.

A condensed table of cash flows for the nine months ended September 30, 2013 and 2012 is presented below.

(Dollars in thousands)	Nine Months Ended September 30,		Change from 2012 to 2013
	2013	2012	$	%
Cash flows provided by operating activities	$22,274	$2,651	$19,623	740.2%
Cash flows used in investing activities	(81,372)	(29,044)	(52,328)	-180.2%
Cash flows provided by financing activities	47,763	15,720	32,043	203.8%
Total cash flows	$(11,335)	$(10,673)	$(662)	-6.2%

Cash Flows for the Nine Months Ended September 30, 2013

Cash decreased by $11.3 million during the nine months ended September 30, 2013, as a result of cash used in investing activities, partially offset by cash provided by operating and financing activities.

Our operating activities provided $22.3 million of cash from the net loss of $1.7 million, adjusted for the cash provided by operating assets and liabilities of $17.4 million and non-cash revenue and expense items of $6.5 million. The cash provided by the change in operating assets and liabilities included a decrease in other assets of $13.7 million, an increase in accrued compensation of $10.6 million, partially offset by an increase in receivables of $9.9 million and an increase in marketable securities of $5.2 million.

Our investing activities used $81.4 million of cash primarily due to funding of loans collateralizing ABS of $494.9 million, purchases of other investments of $80.1 million, partially offset by cash provided decreases of restricted cash reserved for lending activities of $325.6 million, and sales and payoff of loans collateralizing ABS of $158.0 million.

Our financing activities provided $47.8 million of cash primarily due to the contributions of non-controlling interest holders of $56.2 million, $46.0 million proceeds from the bond issuance, and proceeds from the issuance of $15.0 million, partially offset by the repayment on line of credit of $28.2 million and the repayment of asset-backed securities of $20.6 million.

Cash Flows for the Nine Months Ended September 30, 2012

Cash decreased by $10.7 million during the nine months ended September 30, 2012, as a result of cash used in investing activities, partially offset by cash provided by operating and financing activities.

Our operating activities provided $2.7 million of cash from the net income of $4.8 million, adjusted for the cash provided by non-cash revenue and expense items of $7.7 million and used in operating assets and liabilities of $9.8 million. The cash provided by operating assets and liabilities included a $11.2 million decrease in accrued compensation and a $8.7 million increase in receivables, partially offset by an $9.8 million decrease in marketable securities and a $0.5 million increase in marketable securities sold, but not yet purchased.

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

 Contractual Obligations

As of September 30, 2013, our aggregate minimum future commitment on our leases was $18.9 million. See Note 13 of the Notes to the consolidated financial statements for more information. In January 2013, the Company issued a $46.0 million bond, payable in 2023, with annual interest payments of $2.7 million in 2013, and subsequent annual interest payments of $3.7 million, from 2014 through 2023. Our remaining contractual obligations have not materially changed from those reported in our 2012 10-K.

Off-Balance Sheet Arrangements

In connection with CLO I and CLO II, the Company had unfunded commitments to lend of $49.1 million and standby letters of credit of $4.0 million as of September 30, 2013. The funds for the unfunded commitments to lend and the cash collateral supporting these standby letters of credit are included in restricted cash on the Consolidated Statement of Financial Position as of September 30, 2013. These commitments do not extend to JMP Group Inc. See Note 18 of the Notes to the consolidated financial statements for more information on the financial instruments with off-balance sheet risk in connection with CLO I and CLO II. In addition, the Company had unfunded commitments to lend up to $50.0 million to HCC as of September 30, 2013.

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

We had no other material off-balance sheet arrangements as of September 30, 2013. However, as described below under “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

●

the nature of the estimates or assumptions is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

●	the impact of the estimates or assumptions on our financial condition or operating performance is material.

Using the foregoing criteria, we consider the following to be our critical accounting policies:

●	Valuation of Financial Instruments

●	Asset Management Investment Partnerships

●	Loans Collateralizing Asset-backed Securities Issued

●	Allowance for Loan Losses

●	Asset-backed Securities Issued

●	Legal and Other Contingent Liabilities

●	Income Taxes

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

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $19.6 million as of September 30, 2013. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $15.4 million as of September 30, 2013. The net potential loss in fair value for our marketable equity securities portfolio as of September 30, 2013, using a hypothetical 10% decline in prices, is estimated to be approximately $0.4 million. In addition, as of September 30, 2013, we have invested $63.1 million of our own capital in our funds, which are invested primarily in publicly traded equity securities. The net potential loss in fair value for our investments at September 30, 2013, using a hypothetical 10% decline in the funds’ investment portfolios, is estimated to be approximately $6.3 million.

Interest Rate Risk

Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold U.S. Treasury securities and other fixed income securities and may incur interest-sensitive liabilities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve. We believe we have mitigated our interest rate risk on our interest-sensitive liabilities, except liabilities of the CLOs, by entering into an interest rate cap through the maturity of these liabilities.

As of September 30, 2013, approximately 80.7% of our combined CLO portfolios had LIBOR floors with a weighted average floor of 1.08%. Increases in the LIBOR rate will compress the net interest income margin, until the LIBOR floor is met.

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

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended September 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1, 2013 to July 31, 2013	135,680	$6.50	135,680	1,383,927
August 1, 2013 to August 31, 2013	3,778	$7.09	3,778	1,380,149
September 1, 2013 to September 30, 2013	47,798	$6.38	47,798	1,332,351
Total	187,256		187,256

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

Date: October 31, 2013

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).