Form 10-K
period 2013-12-31
JMP Group Inc.
filed 2014-03-13
CIK 1383803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(Address of principal executive offices)

 Registrant’s telephone number, including area code: (415) 835-8900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	New York Stock Exchange
7.25% Senior Notes due 2021 8.00% Senior Notes due 2023	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐     Accelerated Filer   ☒     Non-Accelerated Filer   ☐     Smaller Reporting Company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2013 as reported on The New York Stock Exchange was $104,085,021.

As of February 28, 2014 there were 21,821,152 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2014 annual meeting of stockholders to be held in June 2014 are incorporated by reference in this Form 10-K. Such proxy statement will be filed with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2013.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, in this Form 10-K that are subject to risks and uncertainties. When we use the words “could,” “will likely result,” “if,” “in the event,” “may,” “might,” “should,” “shall,” “will,” “believe,” “expect,” “anticipate,” “plan,” “predict,” “potential,” “project,” “intend,” “estimate,” “goal,” “objective,” “continue,” or the negatives of these terms and other similar expressions, we intend to identify forward-looking statements. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. They also include statements concerning anticipated revenues, income or loss, capital expenditures, dividends, capital structure or other financial terms. The statements we make regarding the following subject matters are forward-looking by their nature:

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

•	the possibility of generating stable or growing investment banking revenues due to our ability to engage in multiple types of transactions;

•	our ability to succeed as a strategic advisor due to our ability to structure and execute complex transactions;

•	the growth of our mergers and acquisitions and other strategic advisory business derived from our positions as a lead manager or senior co-manager of public and private securities offerings;

•	our plans to continue to provide our equity research and sales and trading products and services to small and middle-market companies to benefit institutional investors;

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

•	the impact of changes in interest rates on the value of interest-bearing assets in which we invest;

•	our plans for the use of the principal restricted cash at JMP Credit Corporation (“JMP Credit“) to buy additional loans or pay down collateralized loan obligation (“CLO”) notes;

•	that the past performance of our funds are not indicative of our future performance;

•	the emergence of investment opportunities that offer attractive risk-adjustment returns on our investable assets;

•

our ability to take advantage of market opportunities as they arise in 2014 based on the strength of our capital position and the low level of leverage that we have traditionally employed in our business model;

•	our ability to satisfy our funding needs with existing internal and external financial sources;

•	the ability of our funds to raise capital in the long and short term;

•	our ability to depend on follow-on offerings, PIPEs and registered direct offerings to generate corporate finance revenues;

•	our ability to realize revenues through gain on sale and payoff of loans and gain on repurchase of asset-backed securities;

•	our ability to avoid restrictions imposed by the Investment Company Act of 1940;

•	that we do not anticipate any tax adjustments that will result in a material adverse affect on the our financial condition;

•	the impact of bonus compensation payments to our employees on our cash position;

•	the potential for unfunded commitments to expire and their impact on future cash requirements;

•	the impact of additional rulemaking by the SEC with respect to soft dollar practices on our brokerage or asset management business;

•	our expectations regarding the likelihood of increased scrutiny of financial services firms from regulators;

•	the impact of recent pronouncements by the Financial Accounting Standards Board (the “FASB“) on our financial position or operations;

•	the impact of existing claims and currently known threats against us on our business or financial condition;

•	our intention to declare dividends, our ability to do so without borrowing funds and our expected dividend rate; and

•	that we believe that our available liquidity and current level of equity capital will be adequate to meet our liquidity and regulatory capital requirements for the next twelve months.

The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These forward-looking statements may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks provided under Item 1A—”Risk Factors” in this Form 10-K, including but not limited to the following factors:

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

•

the impact of our increased leverage as a result of our January 2013 offering of 8.00% Senior Notes due 2023 (the “2013 Senior Notes”) and the January 2014 offering of 7.25% Senior Notes due 2021 (the “2014 Senior Notes,” together with the 2013 Senior Notes, the “Senior Notes”);

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

Overview

JMP Group, Inc., together with its subsidiaries (collectively, “the Company“, “we“ or “us“), is a full-service investment banking and asset management firm. We provide investment banking, sales and trading, and equity research services to corporate and institutional clients, and alternative asset management products and services to institutional investors and high net-worth individuals. In addition, we manage and invest in corporate credit instruments through collateralized loan obligations and direct investments, and we serve as the investment advisor to a business development company under the Investment Company Act of 1940.

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

The selection of our four target industries, the development of multiple products and services and the establishment of our four revenue-producing business lines—investment banking, sales and trading, equity research and asset management—has created a diversified business model, especially when compared to that of our more specialized competitors. We have been able to balance somewhat volatile revenue streams from our investment banking activities and incentive-based asset management fees with more stable revenue streams from our sales and trading commissions and base asset management fees. In addition, our target industries have historically performed, in certain respects, counter-cyclically to one another, allowing us to win business and generate revenues in various economic and capital markets conditions. In 2009, as part of our ongoing efforts to diversify our asset management business, we acquired a corporate credit business that operates as a manager of CLOs. As of December 31, 2013, we managed three CLOs with approximately $782 million of assets under management. In 2011, we launched a specialty finance company that provides customized financing to small and midsized businesses. In May 2013, this specialty finance company converted into a business development company under the Investment Company Act of 1940 named Harvest Capital Credit Corporation (“HCC”), and completed an initial public offering. We are serving as HCC’s investment advisor through HCAP Advisors LLC (“HCAP Advisors”), our majority-owned subsidiary.

JMP Group Inc. was incorporated in Delaware in January 2000. Our headquarters are located at 600 Montgomery Street, Suite 1100, San Francisco, California 94111, and our telephone number is (415) 835-8900. We completed our initial public offering in May 2007, and our common stock is currently listed on the New York Stock Exchange (the “NYSE”) under the symbol “JMP”.

Principal Business Lines

We conduct our brokerage business through JMP Securities LLC (“JMP Securities”), our asset management business through Harvest Capital Strategies LLC (“HCS”) and HCAP Advisors, our corporate credit business through JMP Credit Corporation (“JMP Credit”) and JMP Credit Advisors LLC (“JMP Credit Advisors”), and certain principal investments through JMP Capital LLC (“JMP Capital”).

JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act“), and is a member of FINRA. JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to, customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. JMP Securities provides equity research, sales and trading to institutional brokerage clients and capital raising and strategic advisory services to corporate clients. As of December 31, 2013, JMP Securities had 189 full-time employees, including 50 in equity research, 48 in sales and trading, 57 in investment banking and 34 in operations and administration.

HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors through investment partnerships and other entities managed by HCS. HCAP Advisors is a majority owned subsidiary and manages the investment activities of HCC, a business development company focused on providing customized financing solutions to small to mid-sized companies. During the fiscal year ended December 31, 2013, HCS actively managed a family of six hedge funds, one hedge fund of funds, two private equity funds, and Harvest Capital Credit LLC (“HCC LLC”) (through May 2, 2013). As of December 31, 2013, HCS had 28 full-time employees and HCAP Advisors had four full-time employees.

JMP Credit Advisors LLC is an asset management platform established to underwrite and manage investments in senior secured debt. JMP Credit Advisors LLC and its subsidiaries, including Cratos CDO Management, LLC and Capital Management, LLC (collectively, “JMP Credit Advisors”), actively manage Cratos CLO I, Ltd. (“CLO I”), JMP Credit Advisors CLO II Ltd (“CLO II”) (effective April 30, 2013) and JMP Credit Advisors CLO III Ltd. (“CLO III”) (effective December 11, 2013). As of December 31, 2013, JMP Credit Advisors had 14 full-time employees.

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

Mergers and Acquisitions and Other Strategic Advisory

We work with corporate clients on a broad range of strategic matters, including mergers and acquisitions, divestitures and corporate restructurings, valuations of businesses and assets, and fairness opinions and special committee assignments. Because we serve a variety of corporate clients, from emerging growth companies to mature private and public companies, the values of these transactions range in size.

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

We believe that our sales and trading clients turn to us for timely, informed investment advice. Our equity research features proprietary themes and actionable ideas about industries and companies that are not widely evaluated by many other research providers. Many peer firms focused on small capitalization companies have shut down or have been purchased by other firms. Additionally, with the failure or consolidation of several very large investment banking firms, the amount of market-making activity, liquidity and research coverage provided by broker-dealers for smaller companeis has significantly decreased. However, we continue to commit sales and trading resources to smaller-capitalization companies with the belief that institutional investors require and value such specialized knowledge and service.

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

Our equity research focuses on our four target industries—financial services, healthcare, real estate and technology—and on the following sectors underlying each industry:

Financial Services

•     Asset Managers

•     Commercial Finance

•     Consumer Finance

•     Financial Processing and Outsourcing

•     Insurance

•     Investment Banks & Brokers

•     Market Structure

•     Mortgage Finance

•     Specialty Finance

Healthcare • Biotechnology • Healthcare Facilities • Healthcare IT • Healthcare Services • Medical Devices • Molecular Diagnostics	Real Estate • Housing • Land Development • Lodging • Property Services • REITs	Technology • Cloud Computing Technologies • Communications Equipment • Digital Media • Internet • Internet Security • Software • Wireless Technologies

As of December 31, 2013, our research department included 21 publishing research analysts providing investment recommendations on 384 public companies. Approximately 38% of the stocks under coverage had market capitalizations of less than $1.0 billion and were divided among our target sectors as follows:

While many larger firms have restructured their research departments due to economic and regulatory pressures and have significantly reduced coverage of companies below certain market-capitalization thresholds, we continue to devote the majority of our resources to smaller-capitalization companies. The number of investment funds and the total assets under management committed to small-capitalization and mid-capitalization companies has grown considerably during the last decade. However, managers of these funds are now presented with fewer sources of independent investment research. We continue to provide objective investment recommendations on small and middle-market companies, and we believe that our institutional investor clients depend on us for this informed, fundamental research.

Asset Management

Through HCS and HCAP Advisors, we actively manage a family of six hedge funds, one hedge fund of funds, two private equity funds, and one entity formed to provide loans to small to mid-size U.S. companies. As of December 31, 2013, we had a total of $912.3 million in client assets under management (including assets of employees and portfolio managers) and had an additional $48.2 million of our own capital invested in these vehicles. In addition, as of December 31, 2013, we had invested $6.2 million in funds managed by certain third parties.

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

In the course of advising clients on strategic or private capital raising transactions, our investment bankers may opportunistically identify instances in which we could commit our own capital to transactions for which we are acting as an agent. In addition, opportunities to deploy equity and debt capital are frequently brought to the attention of our asset management professionals. As a result, in the past we have made, and expect that in the future we may make, principal investments in selected cases and may be able to earn attractive returns on the capital committed.

Corporate Credit

JMP Credit Advisors serves as the investment manager to CLO I, CLO II and CLO III which had a diversified portfolio of 374 corporate loans with an aggregate par amount of $735.9 million and restricted cash available to lend of $46.1 million as of December 31, 2013. For the year ended December 31, 2013, JMP Credit Advisors earned management fees of $3.2 million or 50 bps annualized on gross assets under management from CLO I and CLO II. As we consolidate the CLOs, in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), the management fees earned from them are eliminated on consolidation.

HCAP Advisors manages HCC for the purpose of making investments in the form of subordinated debt and, to a lesser extent, senior debt and minority equity investments, primarily in privately-held small to mid-size U.S. companies. As of December 31, 2013, the HCC portfolio consisted of 19 loans with an aggregate par amount of $69.8 million. HCAP Advisors acts as its investment advisor, earning a base management fee equal to 2% annually of the gross assets acquired with equity. JMP Credit Advisors provides HCAP Advisors with its administrative services, and is reimbursed its expenses, including the allocable percentage of the compensation costs for the employees performing services under the agreement.

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

The industry trend toward consolidation has significantly increased the capital base and geographic reach of many of our competitors. Our larger and better-capitalized competitors may be better able than we are to respond to changes in the investment banking industry, to recruit and retain skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. Many of these firms have the ability to offer a wider range of products than we do, including loans, deposit-taking and insurance, in addition to brokerage, asset management and investment banking services, all of which may enhance their competitive position relative to us. These firms also have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in downward pricing pressure in our businesses. In particular, the trend in the equity underwriting business toward multiple book runners and co-managers has increased the competitive pressure in the investment banking industry and has placed downward pressure on average transaction fees.

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

Employees

As of December 31, 2013, we had 235 employees, including 81 managing directors. We believe that our managing directors and other professionals have been attracted to our firm because of our entrepreneurial culture, our focused industry coverage and our dedication to providing growth companies and growth investors with exceptional client service, objective advice and innovative solutions. None of our employees are subject to any collective bargaining agreements, and we believe our relationship with our employees to be satisfactory.

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

JMP Securities is registered as a securities broker-dealer with the SEC and is a member of FINRA. FINRA is a self-regulatory body composed of members such as our broker-dealer subsidiary that have agreed to abide by the rules and regulations of FINRA. FINRA may expel, fine and otherwise discipline member firms and their employees. JMP Securities is also licensed as a broker-dealer in each of the 50 states in the U.S., requiring us to comply with the laws, rules and regulations of each state. Each state may revoke the license to conduct securities business, fine and otherwise discipline broker-dealers and their employees.

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

We are also subject to the USA PATRIOT Act of 2001 (the “Patriot Act”), which imposes obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence and customer verification, and other compliance policies and procedures. The conduct of research analysts is also the subject of rule-making by the SEC, FINRA and the federal government through the Sarbanes-Oxley Act. These regulations require certain disclosures by, and restrict the activities of, research analysts and broker-dealers, among others. Failure to comply with these requirements may result in monetary, regulatory and, in the case of the USA Patriot Act, criminal penalties.

Our asset management subsidiaries, HCS, JMP Capital Advisors, and HCAP Advisors, are SEC-registered investment advisers, and accordingly subject to regulation by the SEC. Requirements under the Investment Advisors Act of 1940 include record-keeping, advertising and operating requirements, and prohibitions on fraudulent activities.

Various regulators, including the SEC, FINRA and state securities regulators and attorneys general, are conducting both targeted and industry-wide investigations of certain practices relating to the financial services industry, including marketing, sales practices, valuation practices, asset managers, and market and compensation arrangements. These investigations, which have been highly publicized, have involved mutual fund companies, broker-dealers, hedge funds, investors and others.

In addition, the SEC staff has conducted studies with respect to soft dollar practices in the brokerage and asset management industries and proposed interpretive guidance regarding the scope of permitted brokerage and research services in connection with soft dollar practices.

In July 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act“). The Dodd-Frank Act institutes a wide range of reforms that will impact financial services firms and requires significant rule-making. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. Many of the provisions of the Dodd-Frank Act are subject to further rulemaking procedures and studies and will take effect over several years. As a result, we cannot assess the impact of these new legislative and regulatory changes on our business at the present time.

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

Available Information

We are required to file current, annual and quarterly reports, proxy statements and other information required by the Exchange Act, with the SEC. You may read and copy any document we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at http://www.sec.gov, from which interested persons can electronically access our SEC filings.

We provide our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large stockholders, and any amendments to those documents filed or furnished pursuant to the Exchange Act free of charge on the Investor Relations section of our website located at http://www.jmpg.com. These filings will become available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. From time to time we may use our website as a channel of distribution of material company information.

We also make available, in the Investor Relations section of our website and will provide print copies to stockholders upon request, (i) our corporate governance guidelines, (ii) our code of business conduct and ethics, and (iii) the charters of the audit, compensation, and corporate governance and nominating committees of our board of directors. These documents, as well as the information on our website, are not intended to be part of this annual report and inclusions of our internet address in this Form 10-K are inactive textual references only.

Item 1A.	Risk Factors

Risks Related to Our Business

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

Difficult conditions in the global financial markets have negatively impacted and may continue to negatively impact our ability to generate business and revenues, which may cause significant fluctuations in our stock price.

All of our businesses have been in the past and may in the future be materially affected by conditions in the financial market and general economic conditions, such as the level and volatility of interest rates, investor sentiment, the availability and the cost of credit, the U.S. mortgage market, the U.S. real estate market, volatile energy prices, consumer confidence, unemployment, and geopolitical issues. Financial markets experienced extreme volatility and disruption from mid-2007 to early 2009, and challenging conditions persisted. While financial markets have become more stable and have generally improved since 2009, there remains a certain degree of uncertainty about a global economic recovery. In particular, recent events relating to European debt markets and the possibility that EU member states may default on their debt obligations, combined with uncertainty about the global economic outlook, have led to volatility and a continuation of challenging economic conditions. The uncertainty over the outcome of international and the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets.

Weakness or disruption in equity markets and diminished trading volume of securities have adversely impacted our sales and trading business in the past and could continue to do so in the future. Industry-wide declines in the size and number of underwritings and mergers and acquisitions transactions have also had an adverse effect on our revenues. Reductions in the trading prices for equity securities tend to reduce the transaction value of investment banking transactions, such as underwriting and mergers and acquisitions transactions, which in turn may reduce the fees we earn from these transactions. Market conditions may also affect the level and volatility of securities prices and the liquidity and value of investments in our funds and managed accounts, and we may not be able to manage our investment management business’s exposure to these market conditions. In addition to these factors, deterioration in the financial markets or economic conditions in the United States, EU and elsewhere in the world could materially affect our business in other ways, including the following:

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

We focus principally on four target industries: financial services, healthcare, real estate, and technology. Volatility in the business environment in these industries or in the market for securities of companies within these industries could adversely affect our financial results and the market value of our common stock. The business environment for companies in some of these industries has been subject to high levels of volatility in recent years, and our financial results have consequently been subject to significant variations from year to year. Over the last nine years, the mix of our investment banking revenues has shifted from over 70% combined in financial services and real estate (slightly weighted in favor of the real estate sector) to 50% of total investment banking revenues in financial services and real estate in 2013. The healthcare sector has risen to 37% of total investment banking revenues in 2013 with the remaining 13% derived from the technology sector. The market for securities in each of our target industries may also be subject to industry-specific risks. For example, we have research, investment banking and principal investments focused in the areas of financial services, real estate and mortgage-related securities. These sectors have been impacted negatively by disruption in the financial markets and downturn in the general economy and the real estate market.

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

Our growth strategy also relies on our ability to attract and retain profitable senior level profitable senior level professionals across all of our businesses. Due to the early stage of development of many of our businesses and competition from other firms, we may face difficulties in recruiting and retaining professionals of a caliber consistent with our business strategy. In particular, many of our competitors are significantly larger with greater financial resources, and may be able to offer more attractive compensation packages and broader career opportunities. Additionally, it may take more than one year for us to determine whether new professionals will be profitable or effective, during which time we may incur significant expenses and expend significant time and resources on training, integration and business development.

Certain aspects of our cost structure are largely fixed, and we may incur costs associated with new or expanded lines of business prior to these lines of business generating significant revenue. If our revenue declines or fails to increase commensurately with the expenses associated with new or expanded lines of business, our profitability may be materially adversely affected.

We may incur costs associated with new or expanded lines of business, including guaranteed or fixed compensation costs, prior to these lines of business generating significant revenue. In addition, certain aspects of our cost structure, such as costs for occupancy, communication and information technology services, and depreciation and amortization are largely fixed, and we may not be able to timely adjust these costs to match fluctuations in revenue. If our revenue declines, or fails to increase commensurately with the expenses associated with new or expanded lines of business, our profitability may be materially adversely affected.

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

We are a relatively small investment bank with 189 employees as of December 31, 2013. Many of our competitors have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more senior professionals to serve their clients’ needs, greater global reach and more established relationships with clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the investment banking industry, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share generally. These firms have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide commercial financing has become an important advantage for some of our larger competitors and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the investment banking industry. In addition, if the number of capital markets and financial advisory transactions continues to decline in response to current economic conditions, larger investment banking firms may seek to enter into engagements with smaller companies and for smaller transactions that traditionally would have been considered too small for these firms.

If we are unable to compete effectively with our competitors, our business, results of operations and financial condition will be adversely affected.

We face strong competition from middle-market investment banks.

We compete with specialized investment banks to provide financial and investment banking services to small and middle-market companies. Middle-market investment banks provide access to capital and strategic advice to small and middle-market companies in our target industries. We compete with those investment banks on the basis of a number of factors, including client relationships, reputation, the abilities of our professionals, transaction execution, innovation, price, market focus and the relative quality of our products and services. We have experienced intense competition over obtaining advisory mandates in recent years, and we may experience pricing pressures in our investment banking business in the future as some of our competitors seek to obtain increased market share by reducing fees. Competition in the middle-market may further intensify if larger Wall Street investment banks expand their focus to this sector of the market. Increased competition could reduce our market share from investment banking services and our ability to generate fees at historical levels.

We also face increased competition due to a trend toward consolidation. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry. This trend was amplified in connection with the unprecedented disruption and volatility in the financial markets during the past several years, and, as a result, a number of financial services companies have merged, been acquired or have fundamentally changed their respective business models. Many of these firms may have the ability to support investment banking, including financial advisory services, with commercial banking, insurance and other financial services in an effort to gain market share, which could result in pricing pressure in our businesses.

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

We currently have on file with the SEC an effective “universal” shelf registration statement on Form S-3, and we may file a new shelf registration statement to replenish the amount of securities registered. This shelf registration statement will enable us to sell, from time to time, our common stock and other securities covered by the registration statement in one or more public offerings. Sales of substantial amounts of our common stock or other securities covered by the registration statement may adversely affect the price of our common stock. Declines in the price of our common stock may adversely affect our ability to recruit and retain key employees, including our managing directors and other key professional employees. In addition, we may not be able to access the capital markets for future principal transactions.

Our financial results from investment banking activities may fluctuate substantially from period to period, which may impair our stock price.

We have experienced, and expect to experience in the future, significant variations from period to period in our revenues and results of operations from investment banking activities. Future variations in investment banking revenues may be attributable in part to the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the business of a client or a counterparty. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the contemplated transaction. In addition, we incur significant expenses related to a contemplated transaction regardless of whether or not the contemplated transaction generates revenues. This risk may be intensified by our focus on growth companies in the financial services, healthcare, real estate and technology industries, as the market for securities of these companies has experienced significant variations in the number and size of equity offerings. In addition, our investment banking revenues are highly dependent on the level of mergers and acquisition and capital raising activity in the U.S. which fluctuates substantially from period to period. According to data from Dealogic, a provider of global investment banking analysis and systems, the number of mergers and acquisition transactions in the U.S. varied from approximately 6,150 in 2011 ($486.8 billion in deal value) to approximately 4,700 in 2012 ($404.0 billion in deal value) to approximately 6,133 in 2013 ($474.3 billion in deal value). The number of capital raising transactions varied from 743 in 2012 (raising $209.6 billion) to 1,038 in 2013 (raising $240.8 billion). Our investment banking revenues would be adversely affected in the event that the number and size of mergers and acquisitions and capital raising transactions decline. As a result, we may not achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect our stock price.

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

We derive a significant portion of our revenues from our sales and trading business, which accounted for 17%, 22% and 23% of our net revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Along with other investment banking firms, we have experienced intense price competition and trading volume reduction in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the downward pressure on trading commissions and spreads. We expect these trends toward alternative trading systems and downward pricing pressure in the business to continue. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price or by using their own capital to facilitate client trading activities. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to clients in order to win their trading business. As we are committed to maintaining and improving our comprehensive research coverage in our target sectors to support our sales and trading business, we may be required to make substantial investments in our research capabilities to remain competitive. If we are unable to compete effectively in these areas, the revenues of our sales and trading business may decline, and our business, results of operations and financial condition may be harmed.

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

We use a portion of our own capital in a variety of principal investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. At December 31, 2013, our gross principal investments included $56.2 million invested in other investments (net of $105.3 million related to non-controlling interest), of which $44.6 million related to our family of funds, $6.2 million to funds managed by third-parties, and $4.1 million to equity securities of private companies. We also had $29.3 million invested in marketable securities, and $13.7 million invested through short positions on marketable securities. In addition, we have investments in private companies through loans and lines of credit, which as of December 31, 2013, are carried at $0.8 million net of reserves for credit losses. We have $39.9 million invested in the subordinated securities issued by the CLOs. The companies in which we invest may rely on new or developing technologies or novel business models, or concentrate on markets which are or may be disproportionately impacted by pressures in the financial services and/or mortgage and real estate sectors, have not yet developed and which may never develop sufficiently to support successful operations, or their existing business operations may deteriorate or may not expand or perform as projected. As a result, we have suffered losses in the past and we may suffer losses from our principal investment activities in the future.

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

 We may use our capital, including on a leveraged basis in principal investments in both private company and public company securities that may be illiquid and volatile. The equity securities of a privately-held entity in which we make a principal investment are likely to be restricted as to resale and may otherwise be highly illiquid. In the case of fund or similar investments, our investments may be illiquid until such investment vehicles are liquidated. We expect that there will be restrictions on our ability to resell the securities of any such company that we acquire for a period of at least six months after we acquire those securities. Thereafter, a public market sale may be subject to volume limitations or dependent upon securing a registration statement for an initial and potentially secondary public offering of the securities. We may make principal investments that are significant relative to the overall capitalization of the investee company and resales of significant amounts of these securities might be subject to significant limitations and adversely affect the market and the sales price for the securities in which we invest. In addition, our principal investments may involve entities or businesses with capital structures that have significant leverage. The large amount of borrowing in the leveraged capital structure increases the risk of losses due to factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investment or its industry. In the event of defaults under borrowings, the assets being financed would be at risk of foreclosure, and we could lose our entire investment.

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

In addition, some of these investments are, or may in the future be, in industries or sectors which are unstable, in distress or undergoing some uncertainty. Such investments may be subject to rapid changes in value caused by sudden company-specific or industry-wide developments. Contributing capital to these investments is risky, and we may lose some or all of the principal amount of our investments. There are no regularly quoted market prices for a number of the investments that we make. The value of our investments is determined using fair value methodologies described in valuation policies, which may consider, among other things, the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment and the trading price of recent sales of securities (in the case of publicly-traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on estimates and assumptions specific to the particular investments. Therefore, the value of our investments does not necessarily reflect the prices that would actually be obtained by us when such investments are sold. Realizations at values significantly lower than the values at which investments have been reflected in values would result in loses of potential incentive income and principal investments.

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

Historically, we have satisfied our need for funding from internally generated funds, the net proceeds from our 2007 initial public offering, and our revolving credit facility with City National Bank. Further, in January 2013, we raised approximately $46.0 million from the sale of our 2013 Senior Notes and in January 2014, we raised an additional $48.3 million from the sale of our 2014 Senior Notes. In the event existing internal and external financial resources do not satisfy our needs, we would have to seek additional outside financing. The availability of outside financing will depend on a variety of factors, such as our financial condition and results of operations, the availability of acceptable collateral, market conditions, the general availability of credit, the volume of trading activities, and the overall availability of credit to the financial services industry.

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

Increased leverage as a result of our January 2014 offering of the 2014 Senior Notes may harm our financial condition and results of operations.

As of December 31, 2013, our total indebtedness was approximately $63.9 million, which consists of $46.0 million in principal amount of 8.00% senior notes due 2023 and term loan borrowings of $15.0 million by JMP Group LLC (“JMPG LLC”) under its credit facility. This does not include asset-backed securities of CLO I and CLO II and indebtedness of Harvest Growth Capital II (“HGC II”), which are consolidated in our financial statements, together with the loans collateralizing the asset-backed securities of the CLOs, even though the CLOs and HGC II are bankruptcy remote entities with no recourse to us. In the first quarter of 2014, we issued $48.3 million principal amount of 7.25% senior notes due 2021. Our level of indebtedness could have important consequences to you, because:

●	it could affect our ability to satisfy our financial obligations, including those relating to the Senior Notes and outstanding borrowings under JMP Group LLC’s credit facility;
●

a substantial portion of our cash flows from operations will have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

●	it may impair our ability to obtain additional financing in the future;
●	it may limit our ability to refinance all or a portion of our indebtedness on or before maturity;
●	it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and
●	it may make us more vulnerable to downturns in our business, our industry or the economy in general.

Our operations may not generate sufficient cash to enable us to service our debt. If we fail to make a payment on the Senior Notes or fail to maintain a minimum level of liquidity, we could be in default on the Senior Notes, and this default could cause us to be in default on our other outstanding indebtedness. Conversely, a default on our other outstanding indebtedness may cause a default under the Senior Notes. In addition, we may incur additional indebtedness in the future, and, as a result, the related risks that we now face, including those described above, could intensify. A default, if not waived, could result in acceleration of the debt outstanding under the related agreement. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us. The indentures for the senior notes do not restrict our ability to incur additional indebtedness.

Increases in short term LIBOR interest rates could adversely affect the performance of our CLOs.

An increase in prevailing interest rates could adversely affect the return on equity of the CLOs we manage. Many of the loans in CLO portfolios have variable interest rates indexed to LIBOR and subject to a LIBOR floor, which provides additional income during periods when LIBOR rates are below the floor levels.  Loans with a LIBOR floor pay an interest rate of LIBOR plus the applicable margin so long as LIBOR remains above the specified floor level. If, however, LIBOR falls below the floor, the interest rate is the floor level plus the applicable margin. The asset backed securities issued by our CLOs typically have variable interest rates indexed to LIBOR, but do not have LIBOR floors.  Accordingly, in a low interest rate environment, the equity holders of our CLOs benefit from a so called LIBOR floor benefit.  If the LIBOR increases above the applicable LIBOR floors, the variable interest payments on the CLO asset backed securities will also increase, and the LIBOR floor benefit to us will decrease. This will diminish the return on equity of our CLOs that we hold, which could have an adverse impact on our results of operations.

We may not receive any return on our investment in the CLOs in which we have invested and we may be unable to raise additional CLOs.

As of December 31, 2013, we had $39.9 million invested in the subordinated securities issued by CLOs managed by JMP Credit Advisors. Subject to market conditions, we expect to continue to acquire subordinated securities in the future in CLOs managed by JMP Credit Advisors [and/or third party managers]. These subordinated securities are the most junior class of securities issued by the CLOs and are subordinated in priority of payment to every other class of securities issued by these CLOs. Therefore, they only receive cash distributions if the CLOs have made all cash interest payments to all other debt securities issued by the CLOs. The subordinated securities are also unsecured and rank behind all of the secured creditors, known or unknown, of the CLOs, including the holders of the senior securities issued by the CLOs. Consequently, to the extent that the value of a CLOs’ loan investments has been reduced as a result of conditions in the credit markets, or as a result of default loans or individual fund assets, the value of the subordinated securities at their redemption could be reduced. Additionally, we may not be able to continue to complete new CLOs due to prevailing CLO market conditions or other factors.

We expect to enter into warehouse agreements in connection with our potential investment in and management of CLOs and other investment products, which may expose us to substantial risks.

In connection with our potential investment in and management of new CLOs, we have entered, and expect to enter, into warehouse agreements with warehouse providers such as banks or other financial institutions, pursuant to which the warehouse provider will finance the purchase of investments that will be ultimately included in a CLO. We will typically select the investments in the warehouse subject to the approval of the warehouse provider. If the relevant CLO transaction is not issued or consummated, as applicable, the warehouse investments may be liquidated, and we may be required to pay any amount by which the purchase price of the investments exceeds its sale price and may be liable for certain of the expenses associated with the warehouse or planned CLO. In addition, regardless of whether the CLO is issued or consummated, if any of the warehoused investments are sold before such issuance or consummation, we may have to bear any resulting loss on the sale. The amount at risk in connection with a warehouse agreement will vary and may not be limited to the amount, if any, that we invest in the related CLO upon its issuance or consummation, as applicable. Although we would expect to complete the issuance of a particular CLO within six to nine months after establishing a related warehouse, we may not be able to complete the issuance within such expected time period or at all.

Changes in CLO spreads and an adverse market environment could continue to make it difficult for us to launch new CLOs.

The ability to issue new CLOs is dependent, in part, on the amount by which the interest earned on the investments held by the CLO exceeds the interest payable by the CLO on the debt obligations it issues to investors and the CLO’s other expenses, as well as other factors. If this excess (also known as a CLO’s “arbitrage”) is not sufficient, the proposed CLO will not be attractive to investors and thus cannot be issued. There may be sustained periods when CLO arbitrage will not be sufficient for us to sponsor new CLOs, which could materially impair our business. During the recent financial crisis, there was a dislocation in the credit market that significantly impeded CLO formation. Although market conditions have improved, the dislocation in credit markets could return and continue for a significant period of time. Renewed dislocation of these markets could adversely impact our results of operations and financial condition.

Defaults, downgrades and depressed market values of the collateral underlying CLOs may cause the decline in and deferral of investment advisory income and the reduction of assets under management.

Under the investment management agreements between JMP Credit Advisors and the CLOs it manages, payment of investment advisory fees is generally subject to a “waterfall” structure. Pursuant to these “waterfalls,” all or a portion of an advisory fees may be deferred if, among other things, the CLOs do not generate sufficient cash flows to pay the required interest on the notes they have issued to investors and certain expenses they have incurred. Deferrals could occur if the issuers of the collateral underlying the CLOs default on or defer payments of principal or interest relating to such collateral. Due to severe levels of defaults and delinquencies on the assets underlying certain of the CLOs managed by us, in the past, we have both experienced declines in and deferrals of investment advisory fees. Further, during such periods and pursuant to the waterfalls, the CLOs may be required to repay certain of these liabilities, which repayment permanently reduces our assets under management and related investment advisory fees pursuant to which we can recoup deferred subordinated fees. If similar defaults and delinquencies resume, we could experience additional declines in and deferrals of their investment advisory fees.

Additionally, all or a portion of our investment advisory fees from the CLOs that we manage may be deferred if such CLOs fail to satisfy certain “over-collateralization” tests. Pursuant to the “waterfall” structure discussed above, such failures generally require cash flows to be diverted to prepay certain of the CLO’s liabilities resulting in similar permanent reductions in assets under management and investment advisory fees in respect of such CLOs. Defaulted assets and assets that have been severely downgraded are generally carried at a reduced value for purposes of the over-collateralization tests. In some CLOs, these assets are required to be carried at their market values for purposes of the over-collateralization tests. Due to exceptionally high levels of defaults, severe downgrades and depressed market values of the collateral underlying certain CLOs, some CLOs have breached their overcollateralization tests, and we have therefore experienced, and may experience in the future, declines in and deferrals of investment advisory fees which could have a material and adverse effect on us.

We are subject to net capital and other regulatory capital requirements; failure to comply with these rules would significantly harm our business.

JMP Securities LLC, our broker-dealer subsidiary, is subject to the net capital requirements of the SEC, FINRA, and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Failure to maintain the required net capital may subject a firm to limitation of its activities, including suspension or revocation of its registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies, and ultimately may require its liquidation. Failure to comply with the net capital rules could have material and adverse consequences, such as:

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

Although we have paid a quarterly dividend on our common stock since our initial public offering, there can be no assurance that in the future sufficient cash will be available to pay such dividends, and our board of directors may at any time modify or revoke our current dividend policy. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. We do not intend to borrow funds in order to pay dividends. In addition, JMP Group Inc., the entity from which we make our dividend payments, is a holding company that does not conduct any significant business operations of its own, and therefore, it is dependent upon cash dividends and other transfers from our subsidiaries to make dividend payments on its common stock. The amounts available to us to pay cash dividends are restricted by existing and future debt agreements. In general, under the credit agreement governing our revolving lines of credit and term loans with City National Bank, JMP Group LLC is restricted under certain circumstances from paying dividends or making other distributions to us if an event of default has occurred under that agreement. The Senior Notes were issued pursuant to an indenture with U.S. Bank National Association, as trustee. The indenture contains a minimum liquidity covenant that obligates the Company to maintain liquidity of at least an amount equal to the lesser of (i) the aggregate amount due on the next eight scheduled quarterly interest payments on the Senior Notes, or (ii) the aggregate amount due on all remaining scheduled quarterly interest payments on the Senior Notes until the maturity of the Senior Notes. The indenture also contains customary event of default and cure provisions. If an uncured default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the Senior Notes may declare the Senior Notes immediately due and payable. SEC regulations also provide that JMP Securities may not pay cash dividends to us if certain minimum net capital requirements are not met. In addition, Delaware law permits the declaration of dividends only to the extent of our surplus (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal years. In the event we do not pay cash dividends on our common stock as a result of these restrictions, you may not receive any return on an investment in our common stock unless you sell your common stock for a price greater than the price for which you paid.

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

Our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. We seek to manage, monitor and control our operational, legal and regulatory risk through operational and compliance reporting systems, internal controls, management review processes and other mechanisms; however, there can be no assurance that our procedures will be fully effective. Further, our risk management methods may not effectively predict future risk exposures, which could be significantly greater than the historical measures indicate. In addition, some of our risk management methods are based on an evaluation of information regarding markets, clients and other matters that are based on assumptions that may no longer be accurate. A failure to adequately manage our growth, or to effectively manage our risk, could materially and adversely affect our business and financial condition.

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

We have outsourced certain aspects of our technology infrastructure, administration and general service providers, including data centers, disaster recovery systems, and wide area networks, as well as some trading applications. We are dependent on our providers to manage and monitor those functions. A disruption of any of the outsourced services would be out of our control and could negatively impact our business. We have experienced disruptions on occasion, none of which has been material to our operations and results. However, there can be no guarantee that future disruptions with these providers will not occur. We also face the risk of operational failure, capacity constraints or termination of relations with any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. As a result of the consolidation over the years among clearing agents, exchanges and clearing houses, our exposure to certain financial intermediaries has increased and could affect our ability to find adequate and cost-effective alternatives should the need arise. Any such failure, constraint or termination could adversely affect our ability to effect transactions and to manage our exposure to risk.

In addition, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may affect, among other things, our financial, accounting or other data processing systems. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with which we conduct business, whether due to fire, serious weather conditions, earthquakes or other natural disasters, power or communications failure, act of terrorism or war or otherwise. Nearly all of our employees in our primary locations in San Francisco, New York City, Boston and Chicago work in close proximity to each other. Although we have a formal disaster recovery plan in place, if a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer, and we may not be able to implement successfully contingency plans that depend on communication or travel.

Our operations also rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, cyberattacks, computer viruses or other malicious code and other events that could have a security impact. Breaches of our network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyberattacks and other means and could originate from a wide variety of sources, including unknown third parties outside the firm. Although we take various measures to ensure the integrity of our systems, there can be no assurance that these measures will provide protection. If one or more of such events occur, this could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and we may be subject to litigation and financial losses that are either not insured or not fully covered through any insurance maintained by us. If our systems are compromised, do not operate properly or are disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation.

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

We intend to grow our core businesses both through internal expansion and through strategic investments, acquisitions or joint ventures. When we make strategic investments, acquisitions or enter into joint ventures, we face numerous risks and uncertainties in combining or integrating the relevant businesses and systems. In addition, conflicts or disagreements between us and the other members of a venture may negatively impact our businesses. In addition, future acquisitions or joint ventures may involve the issuance of additional shares of our common stock, which may dilute your ownership in our firm. Furthermore, any future acquisitions of businesses or facilities by us could entail a number of risks, including:

•	problems with the effective integration of operations;

•	the inability to maintain key pre-acquisition business relationships and integrate new relationships;

•	increased operating costs;

•	loss of key employees or customers;
•	exposure to unanticipated liabilities;

•	the diversion of management’s attention from our day-to-day business as a result of the need to manage any disruptions and difficulties and the need to add management resources to do so;
•	risks of misconduct by employees not subject to our control;

•	difficulties in realizing projected efficiencies, synergies and cost savings; and

•	exposure to new or unknown liabilities.

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

Firms in the financial services industry have been operating in a difficult regulatory environment which we expect will become even more stringent in light of recent well-publicized failures of regulators to detect and prevent fraud. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, the NYSE, FINRA and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including, but not limited to, the authority to fine us and to grant, cancel, restrict or otherwise impose conditions on the right to carry on particular businesses. For example, a failure to comply with the obligations imposed by the Exchange Act on broker-dealers and the Investment Advisers Act on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act of 1940, could result in investigations, sanctions and reputational damage. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or FINRA or other self-regulatory organizations that supervise the financial markets. Substantial legal liability or significant regulatory action against us could have adverse financial effects on us or cause reputational harm to us, which could harm our business prospects.

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

We are not an investment company under the Investment Company Act of 1940. However, if we were to cease operating and controlling the business and affairs of JMP Securities and HCS or if either of these subsidiaries were deemed to be an investment company, our interest in those entities could be deemed an investment security for purposes of the Investment Company Act of 1940. We intend to conduct our operations so that we will not be deemed an investment company. However, we do invest some of our capital in principal investments. In addition, recent “risk retention” regulations in the European Union and under the Dodd-Frank Act require us to invest in the subordinated notes of the CLOs that we manage. If we were to be deemed an investment company, restrictions imposed by the Investment Company Act of 1940, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would harm our business and the price of our common stock.

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

We occupy four principal offices, with our headquarters located in San Francisco and other offices in New York, Boston and Chicago. We occupy additional space in Minneapolis, and in the states of Pennsylvania and Georgia. All of our properties are leased. Our San Francisco headquarters is located at 600 Montgomery Street and comprises approximately 37,810 square feet of leased space, pursuant to lease agreements expiring in 2019 and 13,920 square feet of leased space, pursuant to lease agreements expiring in 2016. In New York, we lease approximately 20,570 square feet at 450 Park Avenue pursuant to a lease agreement expiring in 2018. Our Boston office is located at 265 Franklin Street and consists of approximately 2,490 square feet of leased space pursuant to a lease agreement expiring in 2016. In Chicago, we lease approximately 4,500 square feet at 190 South LaSalle Street pursuant to a lease agreement expiring 2015. In Minneapolis, we lease approximately 300 square feet at 100 South Fifth Street pursuant to a sublease agreement expiring 2016. In the state of Pennsylvania, we lease approximately 300 square feet in Paoli at 12 Paoli Pike pursuant to a lease agreement expiring 2014. In the state of Georgia, we lease approximately 500 square feet in Atlanta at 1124 Tower Place 100 pursuant to a sublease agreement expiring in 2014, and lease approximately 5,773 square feet in Alpharetta at 3440 Preston Ridge Road pursuant to a lease agreement expiring in 2015. We sublease 3,270 square feet in San Francisco to third parties.

Item 3.	Legal Proceedings

We are involved in a number of judicial, regulatory and arbitration matters arising in connection with the ordinary course of our business. The outcome of matters we have been, and currently are, involved in cannot be determined at this time, and the results cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on our results of operations in any future period and a significant judgment could have a material adverse impact on our financial condition, results of operations and cash flows. We may in the future become involved in additional litigation in the ordinary course of our business, including litigation that could be material to our business. Our management, after consultation with legal counsel, believes that the currently known actions or threats against us will not result in any material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE under the symbol “JMP.” The following table sets forth, for the years ended December 31, 2013 and 2012, the high and low sales prices per share of our common stock, as quoted on the NYSE.

	Sales Price
	High	Low
Year Ended December 31, 2013
First quarter	$6.99	$5.58
Second quarter	6.94	5.96
Third quarter	7.07	6.15
Fourth quarter	7.56	6.14

	Sales Price
	High	Low
Year Ended December 31, 2012
First quarter	$7.88	$6.80
Second quarter	7.71	5.55
Third quarter	6.90	5.00
Fourth quarter	6.59	4.85

As of December 31, 2013, there were approximately 100 holders of record of our common stock.

Dividend Policy

We currently intend to pay quarterly cash dividends on all outstanding shares of our common stock. Our board of directors declared the following dividends in the years ended December 31, 2013 and 2012:

Year Ended December 31, 2013
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 5, 2013	$0.035	March 22, 2013	$791,661	April 5, 2013
May 2, 2013	$0.035	May 17, 2013	$775,079	May 31, 2013
July 30, 2013	$0.035	August 16, 2013	$770,320	August 30, 2013
October 29, 2013	$0.040	November 15, 2013	$871,211	November 29, 2013

Year Ended December 31, 2012
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 6, 2012	$0.030	March 16, 2012	$684,351	March 30, 2012
May 1, 2012	$0.035	May 18, 2012	$797,283	June 1, 2012
July 31, 2012	$0.035	August 17, 2012	$796,599	August 31, 2012
October 30, 2012	$0.035	November 16, 2012	$792,677	November 30, 2012

Our ability to pay dividends in the future will be subject to, among other things, general business conditions within our industry, our financial condition, our operating results and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our stockholders, including restrictions imposed by covenants in our debt instruments.

Issuer Purchases of Equity Securities

The following table summarizes the stock repurchases for the fourth quarter of the year ended December 31, 2013:

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average Price	as Part of Publicly	Shares that May Yet Be
	of Shares	Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs (1)

October 1, 2013 to October 31, 2013	115,064	$6.41	115,064	1,217,287
November 1, 2013 to November 30, 2013	65,884	$6.42	65,884	1,151,403
December 1, 2013 to December 31, 2013	38,495	$7.28	38,495	1,112,908
Total	219,443		219,443

(1)	On March 5, 2013, our board of directors authorized the repurchase of 1.3 million shares, and extended the authorization of all shares through December 31, 2014.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Form 10-K.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the Russell 2000 Index and a peer group index for the period from December 31, 2008 to December 31, 2013. The graph and table below assume that $100 was invested on the starting date and that dividends, if any, were reinvested on the date of payment without payment of any commissions. The performance shown in the graph and table represents past performance and should not be considered an indication of future performance.

	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09	3/31/10	6/30/10
JMP Group Inc	100.00	86.87	139.07	174.87	176.14	154.20	112.54
Russell 2000 Index	100.00	85.03	102.62	122.39	127.09	138.30	124.57
Peer Group Index	100.00	89.23	135.33	172.77	159.65	150.29	128.92

	9/30/10	12/31/10	3/31/11	6/30/11	9/30/11	12/31/11	3/31/12
JMP Group Inc	111.16	139.34	157.65	129.15	107.21	132.54	137.36
Russell 2000 Index	138.63	161.17	173.97	171.17	133.75	154.44	173.65
Peer Group Index	133.80	162.19	165.48	130.72	76.52	85.81	108.28

	6/30/12	9/30/12	12/31/12	3/31/2013	6/30/2013	9/30/2013	12/31/2013
JMP Group Inc	115.77	103.58	115.45	132.22	127.80	119.84	144.15
Russell 2000 Index	167.62	176.43	179.75	202.02	208.25	229.50	249.53
Peer Group Index	83.65	88.49	104.07	117.57	120.93	135.80	156.35

Our peer group index includes the following companies in the broker-dealer industry: Cowen Group, Inc.; FBR Capital Markets Corporation; Gleacher & Co, Inc.; Jefferies Group Inc.; KBW, Inc.; Oppenheimer Holdings, Inc.; Piper Jaffray Companies, Inc.; Direct Markets Holdings Corp. (formerly Rodman & Renshaw Capital Group, Inc.); and Stifel Financial Corp. KBW, Inc. and Stifel Financial Corp. merged in February 2013. The total return calculations reflected in the foregoing graph and table were performed by Zacks Investment Research, Inc.

The information provided above under the heading “Stock Performance Graph” shall not be considered “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference in any filing under the Securities Act of 1933, as amended or the Exchange Act.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial and other data of JMP Group Inc. should be read together with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and accompanying notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.

The selected consolidated statements of financial condition data as of December 31, 2013 and 2012 and the selected consolidated statements of operations data for each of the three years in the period ended December 31, 2013 have been derived from our audited consolidated financial statements and accompanying notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K and should be read together with those consolidated financial statements and accompanying notes.

The selected consolidated statements of financial condition data as of December 31, 2011, 2010 and 2009 and the selected consolidated statement of operations data for the years 2010 and 2009 have been derived from audited consolidated financial statements not included in this Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
(In thousands, except per share data and selected data and operating metrics)	2013	2012	2011	2010	2009
Statement of Operation Data
Revenues
Investment banking	$74,173	$50,982	$46,114	$45,577	$39,924
Brokerage	24,625	21,903	25,461	28,259	34,004
Asset management fees	25,952	15,775	19,785	12,231	20,148
Principal transactions	20,727	10,537	1,615	3,421	18,517
Gain on sale, payoff and mark-to-market of loans	1,806	7,255	16,997	39,363	22,268
Gain on repurchase of asset-backed securities issued	-	-	-	-	4,705
Gain on bargain purchase	-	-	-	-	1,179
Net dividend income	535	(29)	1,365	2,248	2,521
Other income	798	3,800	4,336	3,466	2,593
Non-interest revenues	148,616	110,223	115,673	134,565	145,859

Interest income	33,346	32,898	33,356	45,162	35,370
Interest expense	(30,110)	(39,993)	(35,747)	(33,687)	(25,924)
Net interest (expense) income	3,236	(7,095)	(2,391)	11,475	9,446

Provision for loan losses	(2,637)	(2,206)	(1,728)	(1,327)	(5,821)

Total net revenues after provision for loan losses	149,215	100,922	111,554	144,713	149,484

Non-interest Expenses
Compensation and benefits	102,432	66,415	89,017	95,708	105,179
Administration	8,660	6,186	6,649	5,752	5,050
Brokerage, clearing and exchange fees	3,543	3,806	4,735	5,110	5,284
Travel and business development	4,416	3,387	3,681	3,447	2,396
Communications and technology	3,534	3,503	3,988	3,969	3,892
Professional fees	3,953	3,630	2,955	3,080	3,589
Impairment loss on purchased management contract	-	-	700	2,750	-
Other	5,126	4,461	4,074	3,912	3,749
Total non-interest expenses	131,664	91,388	115,799	123,728	129,139
Income (loss) before income tax expense	17,551	9,534	(4,245)	20,985	20,345
Income tax expense (benefit)	3,950	1,581	(1,632)	8,577	7,663
Net income (loss)	13,601	7,953	(2,613)	12,408	12,682
Less: Net income (loss) attributable to
noncontrolling interests (1)	9,973	5,196	(157)	2,805	1,872
Net income (loss) attributable to JMP Group Inc.	$3,628	$2,757	$(2,456)	$9,603	$10,810

Net (loss) income per common share:
Basic	$0.16	$0.12	$(0.11)	$0.44	$0.52
Diluted	$0.16	$0.12	$(0.11)	$0.43	$0.49
Dividends declared and paid per common share:	$0.145	$0.135	$0.105	$0.055	$0.040
Weighted average common shares outstanding:
Basic	22,158	22,582	22,118	21,646	20,791
Diluted	23,317	22,906	22,118	22,396	22,137

(Dollars in thousands)	As of and Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of Financial Condition Data
Total assets	$1,121,931	$709,862	$660,663	$638,788	$574,721
Asset-backed securities issued	716,423	415,456	381,556	351,322	326,632
Note payable/ Bond issued/ Line of credit	63,895	38,713	19,222	26,209	9,045
Total liabilities	884,691	522,558	504,024	496,736	449,070
Total equity	237,240	187,143	156,589	142,052	125,651
Selected Data and Operating Metrics (Unaudited)
Number of employees - end of period	235	224	217	215	224
Number of employees - average	226	217	214	218	211
Net revenues after provision for loan losses per employee	$660	$465	$472	$664	$708
Compensation and benefits as a percentage of net revenuesafter provision for loan losses (2)	68.6%	65.8%	79.2%	64.4%	68.2%
Companies covered by research analysts	384	340	342	317	286
Number of completed investment banking transactions	171	123	86	74	56

(1)

Non-controlling interest relate to the interest of third parties in Harvest Growth Capital LLC (from April 1, 2010), Harvest Growth Capital LLC II (from October 1, 2012), Harvest Capital Credit LLC (from August 18, 2011 through May 2, 2013), Harvest Capital Advisors LLC (from May 1, 2013), Harvest Mortgage Opportunities Partners (from May 1, 2009 through December 31, 2010), CLO I (from April 7, 2009), CLO II (from April 30, 2013), and in Opportunity Acquisition Corp (through December 31, 2009).

(2)

The computation of compensation and benefits as a percentage of net revenues after provision for loan losses includes salaries, performance-based cash payments and equity awards to our managing directors and other employees, but excludes compensation expense of zero, zero, $0.8 million, $2.6 million, and $3.2 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively, related to equity awards granted or vested in connection with our initial public offering.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our consolidated financial statements and the accompanying notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those discussed in Item 1A—”Risk Factors” and elsewhere in this Form 10-K. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update or revise forward-looking statements to reflect events or circumstances after the date they were made.

Overview

JMP Group Inc., together with its subsidiaries (collectively, the “Company”, “we”, or “us“) is a full-service investment banking and asset management firm headquartered in San Francisco, California. We have a diversified business model with a focus on small and middle-market companies and provide:

•	investment banking, including corporate finance, mergers and acquisitions and other strategic advisory services, to corporate clients;

•	sales and trading, and related brokerage services to institutional investors;

•	proprietary equity research in our four target industries;

•	asset management products and services to institutional investors, high net-worth individuals and for our own account; and

•	management of collateralized loan obligations and a specialty finance company.

Our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets and economic conditions generally. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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

Strategic Advisory Revenues

Our strategic advisory revenues primarily include success fees on closed merger and acquisition transactions, as well as retainer fees earned in connection with advising both buyers’ and sellers’ transactions. We also earn fees for related advisory work and other services such as providing fairness opinions and valuation analyses. We record strategic advisory revenues when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially completed, the fees are determinable and collection is reasonably assured.

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

Asset Management Fees

Asset management fees for hedge funds, hedge funds of funds, private equity funds, HCC LLC (through May 2, 2013), and HCC include base management fees and incentive fees earned from managing our family of investment partnerships and a publicly-traded specialty finance company. Earned base management fees are generally based on the fair value of assets under management or aggregate capital commitments and the fee schedule for each fund and account. We also earn incentive fees based upon the performance of investment funds and accounts. For most of the funds, such fees are based on a percentage of the excess of an investment return over a specified high-water mark or hurdle rate over a defined performance period. For private equity funds, incentive fees are based on a specified percentage of realized gains from the disposition of each portfolio investment in which each investor participates, and we earn after returning contributions by the investors for that portfolio investment and for all other portfolio investments in which each such investor participates that have been disposed of at the time of distribution. Generally, we do not earn management fees on assets calculated on an average assets under management (“AUM”) basis.

As of December 31, 2013, the contractual base management fees earned from each of these investment funds or company ranged between 1% and 2% of assets under management or were 2% of aggregate committed capital. The contractual incentive fees were generally (i) 20%, subject to high-water marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; (iii) 20%, subject to high-water marks, for Harvest Growth Capital LLC (“HGC“) and HGC II. Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole and our core sectors. These conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another. As we consolidate HGC, HGC II and HCC LLC (through May 2, 2013), the management and incentive fees earned at HCS from HGC, HGC II, and HCC LLC (through May 2, 2013), are eliminated in consolidation.

Asset management fees for the CLOs we manage currently consist only of senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate CLO I, CLO II, and CLO III, the management fees earned at JMP Credit Advisors LLC (“JMPCA“) from the CLOs are eliminated on consolidation in accordance with accounting principles GAAP. At December 31, 2013, the contractual senior and subordinated base management fees earned from the CLOs were 0.50% of the average aggregate collateral balance for a specified period.

Redemption provisions of our funds require at least 90 days’ advance notice, except for one fund that requires twelve months advance notice.The following tables present certain information with respect to the investment funds managed by HCS, HCAP Advisors, and CLOs managed by JMPCA:

(In thousands)	Assets Under Management (1) at		Company's Share of Assets Under Management at
	December 31,		December 31,
	2013	2012	2013	2012
Funds Managed by HCS or HCAP Advisors:
Hedge Funds:
Harvest Opportunity Partners II (2)	$123,481	$111,853	$15,847	$4,506
Harvest Small Cap Partners	322,883	288,391	1,003	4,621
Harvest Franchise Fund	114,145	84,192	2,909	2,000
Harvest Agriculture Select (2)	90,589	31,580	14,578	2,428
Harvest Technology Partners (2)	42,661	65,877	10,311	111
Harvest Diversified Partners	-	23,598	-	14,241
Private Equity Funds:
Harvest Growth Capital LLC (3)	35,130	39,694	1,649	1,798
Harvest Growth Capital LLC II (3)	73,552	7,660	1,748	268
Funds of Funds:
JMP Masters Fund	50,686	42,182	139	109
REITs:
New York Mortgage Trust	34,966	32,539	N/A	N/A
Loans:
Harvest Capital Credit LLC (3)	-	47,986	N/A	15,005
Harvest Capital Credit Corporation	72,361	-	N/A	-
HCS Totals	$960,454	$775,552	$48,184	$45,087

CLOs Managed by JMPCA:
CLO I (3)	441,533	471,887	N/A	N/A
CLO II (3)	330,431	-	N/A	N/A
CLO III (3)	10,003	-	N/A	N/A
JMPCA Totals	$781,967	$471,887	N/A	N/A

JMP Group Inc. Totals	$1,742,421	$1,247,439	$48,184	$45,087

______________

(1)

For hedge funds, private equity funds and funds of funds, assets under management represent the net assets of such funds. For New York Mortgage Trust (“NYMT”), assets under management represent certain assets for which HCS earns incentive fees. For CLOs, assets under management represent the sum of the aggregate collateral balance and restricted cash to be reinvested in collateral, upon which management fees are earned.

(2)

Harvest Opportunity Partners II (“HOP II“), Harvest Agriculture Select (“HAS“), and Harvest Technology Partners (“HTP“) include managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds’ strategy and earn fees.

(3)

HGC, HGC II, and CLO I, CLO II, and CLO III were consolidated in the Company’s Statements of Financial Condition at December 31, 2013. HGC, HGC II, HCC LLC and CLO I were consolidated in the Company’s Statements of Financial Condition at December 31, 2012.

	Funds Managed by HCS
	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2011	$493,904	$23,691	$52,853	570,448
Contributions	194,893	25,846	332	221,071
Redemptions	(110,224)	-	(14,705)	(129,929)
Distributions from realization event	-	(4,729)	-	(4,729)
Appreciation	26,918	2,546	3,702	33,166
AUM at December 31, 2012	$605,491	$47,354	$42,182	695,027
Contributions	140,050	52,331	25	192,406
Redemptions	(139,006)	-	(3,436)	(142,442)
Distributions from realization event	-	(1,692)	-	(1,692)
Appreciation	87,224	10,689	11,915	109,828
AUM at December 31, 2013	$693,759	108,682	50,686	853,127

AUM related to hedge funds, private equity funds and funds of funds increased $158.1 million, or 22.7%, from $695.0 million at December 31, 2012 to $853.1 million at December 31, 2013. This increase was primarily attributed to appreciation of $109.8 million related to all funds managed by HCS and capital contributions of $51.8 million related to HGC II, a private equity fund that commenced in the fourth quarter of 2012.

AUM related to hedge funds, private equity funds and funds of funds increased $124.6 million, or 21.8%, from $570.4 million at December 31, 2011 to $695.0 million at December 31, 2012. This increase was primarily attributed to capital contributions of $132.2 million related to the launch of Harvest Franchise Fund ("HFF") and new managed funds within hedge funds.

(In thousands)	Year Ended December 31, 2013
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	TWR (1)
Hedge Funds:
Harvest Opportunity Partners II (2)	$865	$1,237	$357	5.7%
Harvest Small Cap Partners	413	5,645	9,097	13.8%
Harvest Franchise Funds	716	1,107	3,161	25.1%
Harvest Agriculture Select (2)	1,022	771	326	9.5%
Harvest Technology Partners (2)	96	567	7	-0.2%
Harvest Diversified Partners	852	169	83	4.8%
Private Equity Funds:
Harvest Growth Capital LLC (3)	(23)	420	30	N/A
Harvest Growth Capital LLC II (3)	556	1,119	-	N/A
Funds of Funds:
JMP Masters Fund	29	432	1,006	25.9%
REITs:
New York Mortgage Trust	-	-	1,103	N/A
Loans:
Harvest Capital Credit LLC (3)	N/A	108	386	N/A
Harvest Capital Credit Corporation	N/A	699	-	N/A
CLOs Managed by JMPCA:
CLO I (3)	N/A	2,339	N/A	N/A
CLO II (3)	N/A	863	N/A	N/A
CLO III (3)	N/A	3	N/A	N/A
Totals	$4,526	$15,479	$15,556	N/A

(1)

Time-weighted rate of return (“TWR“) for the hedge funds and funds of funds. TWR is a measure of the compound rate of growth in a portfolio and eliminates the effect of varying cash inflows by assuming a single investment at the beginning of a period and measuring the growth or loss of market value to the end of that period.

(2)	HOP II, HAS, and HTP include managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds’ strategy and earn fees.
(3)	Revenues earned from HGC, HGC II, HCC LLC, and the CLOs are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.

(In thousands)	Year Ended December 31, 2012
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	TWR (1)
Hedge Funds:
Harvest Opportunity Partners II (2)	$584	$756	$540	13.2%
Harvest Small Cap Partners	430	5,473	3,857	6.1%
Harvest Franchise Funds	(110)	814	4	-6.7%
Harvest Agriculture Select (2)	438	255	273	19.0%
Harvest Technology Partners (2)	(13)	953	618	-3.6%
Harvest Diversified Partners	1,320	170	149	9.0%
Private Equity Funds:
Harvest Growth Capital LLC (3)	205	599	266	N/A
Harvest Growth Capital LLC II (3)	(2)	184	-	N/A
Funds of Funds:
JMP Masters Fund	7	487	-	8.3%
REITs:
New York Mortgage Trust	-	500	900	N/A
Loans:
Harvest Capital Credit LLC (3)	N/A	228	525	N/A
CLOs Managed by JMPCA:
CLO I (3)	N/A	2,376	N/A	N/A
Totals	$2,859	$12,795	$7,132	N/A
______________

(1)

TWR for the hedge funds and funds of funds. TWR is a measure of the compound rate of growth in a portfolio and eliminates the effect of varying cash inflows by assuming a single investment at the beginning of a period and measuring the growth or loss of market value to the end of that period.

(2)	HOP II, HAS, and HTP include managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds’ strategy and earn fees.
(3)	Revenues earned from HGC, HGC II, HCC LLC, and CLO I are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.

(In thousands)	Year Ended December 31, 2011
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	TWR (1)
Hedge Funds:
Harvest Opportunity Partners II (2)	$59	$661	$96	0.4%
Harvest Small Cap Partners	735	5,398	7,569	13.3%
Harvest Agriculture Select (2)	(86)	86	31	-4.7%
Harvest Technology Partners (2)	11	600	504	4.2%
Harvest Diversified Partners	231	286	119	0.5%
Private Equity Funds:
Harvest Growth Capital LLC (3)	(102)	759	77	N/A
Funds of Funds:
JMP Masters Fund	-	601	-	-3.1%
REITs:
New York Mortgage Trust	147	1,058	1,681	N/A
Loans:
Harvest Capital Credit LLC (3)	N/A	13	-	N/A
CLOs Managed by JMPCA:
CLO I (3)	N/A	2,374	N/A	N/A
Other (4)	N/A	1,180	-	N/A
Totals	$995	$13,016	$10,077	N/A

______________

(1)

TWR for the hedge funds and funds of funds. TWR is a measure of the compound rate of growth in a portfolio and eliminates the effect of varying cash inflows by assuming a single investment at the beginning of a period and measuring the growth or loss of market value to the end of that period.

(2)	HOP II, HAS, and HTP include managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds’ strategy and earn fees.
(3)	Revenues earned from HGC, HCC LLC, and the CLOs are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.
(4)	The CLO within “Other” initiated liquidation proceedings in December 2011. The remaining assets were distributed in 2012.

Principal Transactions

Principal transaction revenues includes realized and unrealized net gains and losses resulting from our principal investments, which include investments in equity and other securities for our own account and as the general partner of funds managed by us, warrants we may receive from certain investment banking assignments, as well as limited partner investments in private funds managed by third parties. In addition, we invest a portion of our capital in a portfolio of equity securities managed by HCS and in side-by-side investments in the funds managed by us. In certain cases, we also co-invest alongside our institutional clients in private transactions resulting from our investment banking business. Principal transaction revenues also include unrealized gains and losses on the private equity securities owned by HGC and HGC II, two private equity funds managed by HCS which are consolidated in our financial statements, as well as unrealized gains and losses on the investments in private companies sponsored by HCS and JMP Capital, and unrealized gains and losses on the warrants, options and equity securities owned by HCC LLC (through May 2, 2013).

Gain on Sale, Payoff and Mark-to-market of Loans

Gain on sale, payoff and mark-to-market of loans consists of gains from the sale and payoff of loans collateralizing asset-backed securities at JMP Credit and small business loans at HCC LLC (through May 2, 2013). Gains are recorded when the proceeds exceed the carrying value of the loan. Gain on sale, payoff and mark-to-market of loans also consists of lower of cost or market adjustments arising from loans held for sale and fair value market adjustments of the small business loans. Losses are recorded for the loan held for sale when the carrying value exceeds fair value. Changes to the fair value of the small business loans were recorded to this line item, when HCC LLC was consolidated.

Net Dividend Income

Net dividend income comprises dividends from our investments offset by dividend expense for paying short positions in our principal investment portfolio.

Other Income

Other income includes loan restructuring fees at JMP Credit, revenues from equity method investments, and revenues from fee-sharing arrangements with, and fees earned to raise capital for third-party investment partnerships, or funds. In 2012, other income also includes non-recurring revenues associated with the conclusion of HCS’s advisory relationship with NYMT.

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

Provision for Loan Losses

Provision for loan losses includes provision for losses recognized on our loan notes and non-revolving credit agreements at JMP Capital (collectively loans held for investment), and on loans collateralizing asset-backed securities (“ABS“) at JMP Credit to record them at their estimated net realizable value. We maintain an allowance for loan losses that is intended to estimate loan losses inherent in JMP Capital’s loan portfolio. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses is maintained at a level, in the opinion of management, sufficient to offset estimated losses inherent in the loan portfolio as of the date of the financial statements. The appropriateness of the allowance and the allowance components are reviewed quarterly. Our estimate of each allowance component is based on observable information and on market and third-party data that we believe are reflective of the underlying loan losses being estimated.

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

Non-controlling Interest

Non-controlling interest for the year ended December 31, 2013 includes the interest of third parties in HGC I, HGC II, CLO I, CLO II (effective April 3, 2013), HCC LLC (through May 2, 2013) and HCAP Advisors (effective May 1, 2013), partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the year ended December 31, 2012 includes the interest of third parties in CLO I, HGC, HGC II (effective October 1, 2012) and HCC LLC, the partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the year ended December 31, 2011 includes the interest of third parties in CLO I, HGC, and HCC LLC (effective August 18, 2011), the partially-owned subsidiaries consolidated in our financial statements.

HCS currently manages several asset management funds, which are structured as limited partnerships, and is the general partner of each. The Company assesses whether the partnerships meet the definition of a variable interest entities (“VIEs”) in accordance with ASC 810-10-15-14, and whether the Company qualifies as the primary beneficiary. Funds determined not to meet the definition of a VIE are considered voting interest entities for which the rights of the limited partners are evaluated to determine if consolidation is necessary. Such guidance provides that the presumption that the general partner controls the limited partnership may be overcome if the limited partners have substantive kick-out rights. Except for HGC and HGC II, the partnership agreements for these funds provide for the right of the limited partners to remove the general partners by a simple majority vote of the non-affiliated limited partners. Because of these substantive kick-out rights, the Company, as the general partner, does not control these funds, and therefore does not consolidate them except for HGC and HGC II. The Company accounts for its investments in these non-consolidated funds under the equity method of accounting.

The limited liability company agreements of HGC and HGC II do not provide for the right of the members to remove the manager by a simple majority vote of the non-affiliated members and therefore the manager (with a minority interest in the limited liability company) is deemed to control the funds. As a result, we consolidated HGC from its inception on April 1, 2010 and HGC II from its inception on October 1, 2012.

On August 6, 2010, the Company transferred 109 subordinated notes of CLO I to certain employees in exchange for their interests in JMP Credit. As a result of the aforementioned transfer, we own approximately 94% of the subordinated notes of CLO I.

On April 30, 2013, entities sponsored by JMP Group Inc. closed on a $343.8 million CLO. The senior notes offered in this transaction (the “Secured Notes”) were issued by CLO II, a special purpose Cayman vehicle, and co-issued in part by JMP Credit Advisors CLO II LLC, a special purpose Delaware vehicle, and were backed by a diversified portfolio of broadly syndicated leveraged loans. The Company, through a wholly-owned subsidiary, manages CLO II and owns $17.3 million, or 73%, of the subordinated notes of the Issuer (the “Subordinated Notes”).

HCC LLC launched on August 18, 2011 to make direct investments in the form of subordinated debt and, to a lesser extent, senior debt and minority equity investments, in privately-held U.S. small to mid-size companies. The Company and affiliates owned approximately 59% of HCC LLC at December 31, 2012. The Company consolidated HCC LLC into its consolidated financial statements. In 2013, the outstanding limited liability company units of HCC LLC were converted into a number of shares of HCC common stock. On May 2, 2013, HCC priced its initial pubic offering, which reduced the Company’s ownership of HCC to 11.6%. At such date, the Company no longer consolidated HCC.

HCAP Advisors was formed on December 18, 2012. HCAP Advisors appointed JMP Group LLC as its Manager effective May 1, 2013, and began offering investment advisory services. The Company owns 51% equity interest in the entity.

Historical Results of Operations

The following table sets forth our historical results of operations for the years ended December 31, 2013, 2012 and 2011 and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Year Ended December 31,			Change from 2012 to 2013		Change from 2011 to 2012
	2013	2012	2011	$	%	$	%
Revenues
Investment banking	$74,173	$50,982	$46,114	$23,191	45.5%	$4,868	10.6%
Brokerage	24,625	21,903	25,461	2,722	12.4%	(3,558)	-14.0%
Asset management fees	25,952	15,775	19,785	10,177	64.5%	(4,010)	-20.3%
Principal transactions	20,727	10,537	1,615	10,190	96.7%	8,922	552.4%
Gain on sale, payoff and mark-to-market of loans	1,806	7,255	16,997	(5,449)	-75.1%	(9,742)	-57.3%
Net dividend income	535	(29)	1,365	564	1944.8%	(1,394)	-102.1%
Other income	798	3,800	4,336	(3,002)	-79.0%	(536)	-12.4%
Non-interest revenues	148,616	110,223	115,673	38,393	34.8%	(5,450)	-4.7%

Interest income	33,346	32,898	33,356	448	1.4%	(458)	-1.4%
Interest expense	(30,110)	(39,993)	(35,747)	9,883	-24.7%	(4,246)	11.9%
Net interest (expense) income	3,236	(7,095)	(2,391)	10,331	145.6%	(4,704)	-196.7%

Provision for loan losses	(2,637)	(2,206)	(1,728)	(431)	19.5%	(478)	27.7%

Total net revenues after provision for loan losses	149,215	100,922	111,554	48,293	47.9%	(10,632)	-9.5%

Non-interest expenses
Compensation and benefits	102,432	66,415	89,017	36,017	54.2%	(22,602)	-25.4%
Administration	8,660	6,186	6,649	2,474	40.0%	(463)	-7.0%
Brokerage, clearing and exchange fees	3,543	3,806	4,735	(263)	-6.9%	(929)	-19.6%
Travel and business development	4,416	3,387	3,681	1,029	30.4%	(294)	-8.0%
Communication and technology	3,534	3,503	3,988	31	0.9%	(485)	-12.2%
Professional fees	3,953	3,630	2,955	323	8.9%	675	22.8%
Impairment loss on purchased management contract	-	-	700	-	N/A	(700)	-100.0%
Other	5,126	4,461	4,074	665	14.9%	387	9.5%
Total non-interest expenses	131,664	91,388	115,799	40,276	44.1%	(24,411)	-21.1%
Income (loss) before income tax expense	17,551	9,534	(4,245)	8,017	84.1%	13,779	324.6%
Income tax expense (benefit)	3,950	1,581	(1,632)	2,369	149.8%	3,213	196.9%
Net income (loss)	13,601	7,953	(2,613)	5,648	71.0%	10,566	404.4%
Less: Net income (loss) attributable to non-controlling interest	9,973	5,196	(157)	4,777	91.9%	5,353	3409.6%
Net income (loss) attributable to JMP Group Inc.	$3,628	$2,757	$(2,456)	$871	31.6%	$5,213	212.3%

Overview

Year Ended December 31, 2013, Compared to Year Ended December 31, 2012

Total net revenues after provision for loan losses increased $48.3 million, or 47.9%, from $100.9 million for the year ended December 31, 2012 to $149.2 million for the year ended December 31, 2013, resulting from an increase in total non-interest revenues of $38.4 million, and an increase in net interest income of $10.3 million, partially offset by an increase in provision for loan losses of $0.4 million.

Total non-interest revenues increased $38.4 million, or 34.8%, primarily due to increases in investment banking revenues of $23.2 million, an increase of asset management fees of $10.2 million, an increase of principal transactions of $10.2 million, partially offset by a decrease in gain on sale, payoff and mark-to-market of loans of $5.5 million.

Net interest income increased $10.3 million, or 145.6%, from net interest income expense of $7.1 million for the year ended December 31, 2012 to net interest income of $3.2 million for the same period in 2013. This increase in net interest income is primarily attributed to an increase in net interest earned at JMP Credit, partially offset by $3.6 million net interest expense related to the bond issued in January 2013.

Total non-interest expenses increased $40.3 million, or 44.1%, from $91.4 million for the year ended December 31, 2012 to $131.7 million for the year ended December 31, 2013, primarily due to an increase in compensation and benefits of $36.0 million.

Net income attributable to JMP Group Inc. increased $0.9 million, or 31.6%, from $2.8 million for the year ended December 31, 2012 to $3.6 million for the year ended December 31, 2013 and includes income tax expense of $1.6 million and $4.0 million for the years ended December 31, 2012 and 2013, respectively.

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

Total non-interest revenues decreased $5.5 million, or 4.7%, primarily due to a decrease in gain on sale, payoff and mark-to-market of loans of $9.7 million, a decrease of asset management fees of $4.0 million, and a decrease of brokerage revenues of $3.6 million, partially offset by an increase in principal transaction revenues of $8.9 million and an increase in investment banking revenues of $4.9 million.

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

Adjusted Operating Net Income (Non-GAAP Financial Measure)

Management uses Adjusted Operating Net Income as a key, non-GAAP metric when evaluating the performance of JMP Group’s core business strategy and ongoing operations, as management believes that this metric appropriately illustrates the operating results of JMP Group’s core operations and business activities. Adjusted Operating Net Income is derived from our segment reported results and is the measure of segment profitability on an after-tax basis used by management to evaluate our performance. This non-GAAP measure is presented to enhance investors’ overall understanding of our current financial performance. Additionally, management believes that Adjusted Operating Net Income is a useful measure because it allows for a better evaluation of the performance of JMP Group’s ongoing business and facilitates a meaningful comparison of the company’s results in a given period to those in prior and future periods. Moreover, the company utilized Adjusted Operating Net Income as a threshold for the vesting of performance-related RSUs granted as a component of 2011 and 2012 employee bonus compensation.

However, Adjusted Operating Net Income should not be considered a substitute for results that are presented in a manner consistent with GAAP. A limitation of the non-GAAP financial measures presented is that, unless otherwise indicated, the adjustments concern gains, losses or expenses that JMP Group generally expects to continue to recognize, and the adjustment of these items should not always be construed as an inference that these gains or expenses are unusual, infrequent or non-recurring. Therefore, management believes that both JMP Group’s GAAP measures of its financial performance and the respective non-GAAP measures should be considered together. Adjusted Operating Net Income may not be comparable to a similarly titled measure presented by other companies.

Adjusted Operating Net Income is a non-GAAP financial measure that adjusts the Company’s GAAP net income as follows:

(i)	reverses non-cash stock-based compensation expense recognized under GAAP related to historical equity awards granted in prior periods (both at the time of JMP Group’s May 2007 initial public offering and thereafter), as management generally evaluates performance by considering the full expense of equity awards granted in the period in which such compensation was awarded, even if the expense of that award will be recognized in future periods under GAAP;

(ii)	recognizes 100% of the cost of deferred compensation, including non-cash stock-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based;

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

(vii)	accelerates recognition of a non-recurring expense of $450,000 in 2012 which was incurred in connection with the initial public offering of HCC on May 2, 2013;

(viii)

excludes non-cash gains or losses recognized by JMP Credit Corporation due to the sale or payoff of loans originally included in the portfolio acquired by JMP Group in April 2009, as these gains and losses provide a relatively volatile revenue stream that management believes is not indicative of the Company’s core businesses and ongoing operations;

(ix)

presents revenues and expenses on a basis that deconsolidates HGC, HGC II and HCC LLC. HGC and HGC II are investment funds that HCS manages; we own a relatively small percentage of these funds, even though they are consolidated under GAAP;

(x)	excludes general loan loss reserves on CLO II; and

(xi)	assumes a combined federal, state and local income tax rate of 38% for the year ended December 31, 2013, and 42% for all prior periods.

Discussed below is our adjusted operating net income by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company’s various business lines.

	Year Ended December 31, 2013
(In thousands)	Broker-Dealer		Asset Management	Corporate Credit	Operating Platforms	Investment Income	Corporate Costs	Elimin-ations	Total Segments
Revenues
Investment banking	$74,508		$-	$-	$74,508	$-	$-	$(335)	$74,173
Brokerage	24,625		-	-	24,625	-	-	-	24,625
Asset management related fees	-		29,598	4,735	34,333	-	-	(5,429)	28,904
Principal transactions	-		-	-	-	8,180	-	-	8,180
Gain on sale, payoff and mark-to-market of loans	-		-	-	-	1,735	-	-	1,735
Net dividend income	-		-	-	-	1,213	-	-	1,213
Net interest income	-		-	-	-	16,470	-	-	16,470
Provision for loan losses	-		-	-	-	(51)	-	-	(51)
Adjusted net revenues	99,133		29,598	4,735	133,466	27,547	-	(5,764)	155,249

Non-interest expenses
Non-interest expenses	84,785		29,628	3,691	118,104	5,224	16,039	(5,744)	133,623
Less: Non-controlling interest	-	(1)	(1,732)	-	(1,732)	981	-	-	(751)

Operating pre-tax net income	14,348		1,702	1,044	17,094	21,342	(16,039)	(20)	22,377

Income tax expense (assumed rate of 38%)	5,452		646	397	6,495	8,110	(6,095)	(8)	8,502

Adjusted operating net income (loss)	$8,896		$1,056	$647	$10,599	$13,232	$(9,944)	$(12)	$13,875

(1) HCAP Advisors’ non-controlling interest.

	Year Ended December 31, 2012
(In thousands)	Broker-Dealer	Asset Management	Corporate Credit	Operating Platforms	Investment Income	Corporate Costs	Elimin-ations	Total Segments
Revenues
Investment banking	$51,174	$-	$-	$51,174	$-	$-	$-	$51,174
Brokerage	21,903	-	-	21,903	-	-	-	21,903
Asset management related fees	53	23,177	4,064	27,294	-	-	(5,419)	21,875
Principal transactions	-	-	-	-	6,320	-	-	6,320
Gain on sale, payoff and mark-to-market of loans	-	-	-	-	1,916	-	-	1,916
Net dividend income	-	-	-	-	206	-	-	206
Net interest income	-	-	-	-	19,313	-	-	19,313
Provision for loan losses	-	-	-	-	(184)	-	-	(184)
Adjusted net revenues	73,130	23,177	4,064	100,371	27,571	-	(5,419)	122,523

Non-interest expenses
Non-interest expenses	67,152	20,686	2,996	90,834	(4,130)	13,647	(5,419)	94,932
Less: Non-controlling interest	-	-	-	-	670	-	-	670

Operating pre-tax net income	5,978	2,491	1,068	9,537	31,031	(13,647)	-	26,921

Income tax expense (assumed rate of 42%)	2,511	1,046	449	4,006	13,033	(5,732)	-	11,307

Adjusted operating net income (loss)	$3,467	$1,445	$619	$5,531	$17,998	$(7,915)	$-	$15,614

	Year Ended December 31, 2011
(In thousands)	Broker-Dealer	Asset Management	Corporate Credit	Operating Platforms	Investment Income	Corporate Costs	Elimin-ations	Total Segments
Revenues
Investment banking	$46,135	$-	$-	$46,135	-	$-	$(21)	$46,114
Brokerage	25,461	-	-	25,461	-	-	-	25,461
Asset management related fees	142	23,812	6,013	29,967	-	-	(5,086)	24,881
Principal transactions	-	-	-	-	1,080	-	-	1,080
Gain on sale, payoff and mark-to-market of loans	-	-	-	-	2,224	-	-	2,224
Net dividend income	-	-	-	-	1,365	-	-	1,365
Net interest (expense) income	-	-	-	-	21,332	-	-	21,332
Provision for loan losses	-	-	-	-	(35)	-	-	(35)
Adjusted net revenues	71,738	23,812	6,013	101,563	25,966	-	(5,107)	122,422

Non-interest expenses
Non-interest expenses	68,853	20,254	4,585	93,692	112	11,460	(5,086)	100,178
Less: Non-controlling interest	-	-	-	-	590	-	-	590

Operating pre-tax net income	2,885	3,558	1,428	7,871	25,264	(11,460)	(21)	21,654

Income tax expense (assumed rate of 42%)	1,212	1,494	600	3,306	10,611	(4,814)	(9)	9,094

Adjusted operating net income	$1,673	$2,064	$828	$4,565	$14,653	$(6,646)	$(12)	$12,560

The following table reconciles the adjusted operating net income to Total Segments adjusted operating pre-tax net income, to consolidated pre-tax net income (loss) attributable to JMP Group, and to consolidated net income (loss) attributable to JMP Group, for the years ended December 31, 2011, 2012 and 2013.

(In thousands)	Year Ended December 31,
	2013	2012	2011
Adjusted operating net income	$13,875	$15,614	$12,560
Addback of Income tax expense (assumed rate of 38% for 2013 and 42% for prior years)	8,502	11,307	9,094
Total Segments adjusted operating pre-tax net income	$22,377	$26,921	$21,654
Subtract / (Add back)
Stock options / IPO RSU expense	920	-	778
Compensation expense - post-IPO RSUs	2,823	2,492	9,526
Deferred compensation program accounting adjustment	(6,170)	(6,985)	-
HCC IPO administrative expense	450	(450)	-
Net unrealized loss/ (gain) on strategic equity investments and warrants.	(596)	527	(441)
General loan loss reserve for CLO II	1,241	-	-
Net amortization of liquidity discounts on loans and asset-backed securities issued	14,979	29,208	23,522
Amortization of intangible asset	-	-	200
Unrealized mark-to-market (gain)/loss - HCC	610	(627)	17
Gain on loan portfolio acquired	542	(1,582)	(7,860)
Consolidated pre-tax net income (loss) attributable to JMP Group Inc.	$7,578	$4,338	$(4,088)

Income tax expense (benefit)	3,950	1,581	(1,632)
Consolidated Net Income (Loss) attributable to JMP Group Inc.	$3,628	$2,757	$(2,456)

When evaluating the performance of JMP Group’s core business strategy and ongoing operations, management also reviews the Operating Net Income which includes the non-cash gains and losses recognized by JMP Credit Corp due to the sale or payoff of loans originally included in the portfolio acquired by JMP Group in April 2009, as well as the provision for loan losses related to this portfolio of loans. The reconciling items are included in the line item gain (loss) and specific provisions on loan portfolio acquired in the table above. Including these adjustments, the operating net income, after a 38%, 42% and 42% tax rate, is $4.6 million, $0.9 million and $0.3 million for the years ended December 31, 2011, 2012 and 2013, respectively.

Year Ended December 31, 2013, Compared to Year Ended December 31, 2012

Revenues

Investment Banking

Investment banking revenues increased $23.2 million, or 45.5%, from $51.0 million for the year ended December 31, 2012 to $74.2 million for the same period in 2013. As a percentage of total net revenues after provision for loan losses, investment banking revenues decreased from 50.5% for the year ended December 31, 2012 to 49.7% for the year ended December 31, 2013.

Our segment reported investment banking revenues, primarily earned in our Broker-Dealer segment, increased $23.0 million, or 47.8%, from $51.2 million for the year ended December 31, 2012 to $74.2 million for the same period in 2013. The increase primarily resulted from 39.0% more deals from prior year, in addition to a 4.6% increase in average revenue per deal. Private capital market and other revenues decreased $5.7 million, from $10.2 million for the year ended December 31, 2012 to $4.5 million for the year ended December 31, 2013. We executed 12 private placement transactions in 2012 compared to four in 2013. Public equity underwriting revenues increased $10.8 million, or 37.3%, from $29.0 million for the year ended December 31, 2012 to $39.8 million for the year ended December 31, 2013. We executed 82 public equity underwriting transactions in 2012 compared to 123 in 2013. We acted as a lead manager on 17 transactions in 2012 and 30 in 2013. Our debt and convertible revenues increased $15.7 million, or 503.6%, from $3.1 million for the year ended December 31, 2012 to $18.8 million for the year ended December 31, 2013. We executed 18 debt and convertible transactions in 2012 compared to 32 in the same period in 2013. Our strategic advisory revenues increased $2.3 million, or 25.4%, from $8.9 million for the year ended December 31, 2012 to $11.1 million for the year ended December 31, 2013, due to larger transactions. We executed 12 strategic advisory transactions in both 2012 and 2013. As a percentage of total adjusted net revenues, investment banking revenues increased from 41.8% for the year ended December 31, 2012 to 47.8% for the year ended December 31, 2013.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment increased $2.7 million, or 12.4%, from $21.9 million for the year ended December 31, 2012 to $24.6 million for the year ended December 31, 2013. The increase was primarily the result of increased trading volume. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 21.7% for the year ended December 31, 2012 to 16.5% for the year ended December 31, 2013. On an adjusted basis, brokerage revenues decreased from 17.9% for the year ended December 31, 2012 to 15.9% for the year ended December 31, 2013 as a percentage of adjusted net revenue after provision for loan losses.

Asset Management Related Fees

(In thousands)	Year Ended December 31,
	2013	2012
Base management fees:
Fees reported as asset management fees	$10,813	$9,433
Fees reported as other income	695	1,956
Fees earned at HGC, HGC II and HCC LLC	1,738	1,112
Total base management fees	13,246	12,501

Incentive fees:
Fees reported as asset management fees	$15,139	$6,342
Fees reported as other income	-	-
Fees earned at HGC, HGC II and HCC LLC	417	1,188
Total incentive fees	15,556	7,530

Other fee income:
Fundraising fees	$103	$109
New York Mortgage Trust termination fee	0	1,735
Total other fee income	103	1,844

Asset management related fees:
Fees reported as asset management fees	$25,952	$15,775
Fees reported as other income	798	3,800
Fees earned at HGC, HGC II and HCC LLC	2,155	2,300
Total Segment asset management related fee revenues	$28,905	$21,875

Consolidation adjustment	(2,155)	(2,300)

Adjusted total asset management related fees:	$26,750	$19,575

Fees reported as asset management fees increased $10.2 million, or 64.5%, from $15.8 million for the year ended December 31, 2012 to $26.0 million for the year ended December 31, 2013. As a percentage of total net revenues after provision for loan losses, asset management revenues increased from 15.6% for the year ended December 31, 2012 to 17.4% for the year ended December 31, 2013. Fees reported as other income decreased $3.0 million, or 79.0% from $3.8 million for the year ended December 31, 2012 to $0.8 million for the year ended December 31, 2013. As a percentage of total net revenues after provision for loan losses, other income decreased from 3.8% for the year ended December 31, 2012 to 0.5% for the same period in 2013.

Total segment asset management related fees include base management fees and incentive fees for our funds and CLOs under management, as well as other income from fee sharing arrangements with, and fees earned to raise capital for, third-party investment partnerships or funds. Adjusted asset management related fees is a non-GAAP financial measure that adjusts our total segment asset management related fees by reversing the elimination of those fees in the consolidation of HGC, HGC II and HCC LLC (through May 1, 2013). Adjusted asset management related fees are reconciled to the GAAP measure, total segment asset management fee revenues, in the table above. We believe that presenting adjusted asset management related fees is useful to investors as a means of assessing the performance of JMP Group’s combined asset management activities, including its fundraising and other services for third parties. We believe that adjusted asset management-related fee revenues provides useful information by indicating the relative contributions of base management fees and performance-related incentive fees, thus facilitating a comparison of those fees in a given period to those in prior and future periods. We also believe that asset management-related fee revenue is a more meaningful measure than standalone asset management fees as reported, because asset management-related fee revenues represent the combined impact of JMP Group’s various asset management activities on the Company’s total net revenues.

Total segment asset management related fee revenue increased $7.0 million from $21.9 million for the year ended December 31, 2012 to $28.9 million for the year ended December 31, 2013. The increase was attributed to increases in base management fees and incentive fees, partially offset by an increase in other fee income. Base management fees were $12.5 million and $13.2 million for the years ended December 31, 2012 and 2013, respectively. Base management fees reported as asset management fees increased $1.4 million from $9.4 million for the year ended December 31, 2012 to $10.8 million for the year ended December 31, 2013, and was driven by the increases of $0.5 million related to Harvest Opportunity Partners (“HOP II”), $0.3 million related to Harvest Technology Partners (“HTP”), $0.3 million related to Harvest Franchise Fund (“HFF”), partially offset by the reduction of $0.8 million fees related to Harvest Diversified Partners (“HDP”). Base management fees reported as other income decreased $1.3 million from $2.0 million to $0.7 million, driven by a $0.8 million management fee received in 2012 due to expiration of certain revenue sharing arrangements. Total incentive fees increased $8.0 million from $7.5 million for the year ended December 31, 2012 to $15.6 million for the same period in 2013. The increase in incentive fees was driven by an increase of $5.2 million related to Harvest Small Cap Partners (“HSCP”) and an increase of $3.2 million related to HFF. Other income decreased $1.7 million, resulting from the termination fee received in 2012 associated with the December 31, 2011 termination of our advisory agreement with NYMT. On an adjusted basis, adjusted asset management related fees increased from 17.9% for the year ended December 31, 2012 to 18.6% for the year ended December 31, 2013 as a percentage of adjusted net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues increased $10.2 million from $10.5 million for the year ended December 31, 2012 to $20.7 million for the same period in 2013. As a percentage of total net revenues after provision for loan losses, principal transaction revenues increased from 10.4% for the year ended December 31, 2012 to 13.9% for the year ended December 31, 2013.

Total segment principal transaction revenues increased $1.9 million from $6.3 million for the year ended December 31, 2012 to $8.2 million for the same period in 2013. Total segment principal transaction revenue is a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. We believe that presenting total segment principal transaction revenues is useful to investors as a means of assessing the performance of JMP Group’s combined investment activities. The principal transaction revenues for both 2012 and 2013 were based entirely in our Investment Income segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

(In thousands)	Year Ended December 31,
	2013	2012

Equity and other securities excluding non-controlling interest	$2,301	$2,704
Warrants and other investments	1,706	577
Investment partnerships	4,173	3,039
Total Segment principal transaction revenues	8,180	6,320
Operating adjustment addbacks	249	1,102
Non-controlling interest in HGC, HGC II and HCC LLC (through May 2, 2013)	12,297	3,115
Total principal transaction revenues	$20,726	$10,537

The increase reflects higher revenue from our warrants and other investments and investment partnerships, partially offset by a decrease in equity investment and other securities. Revenues from warrants and other investments increased by $1.1 million from $0.6 million for the year ended December 31, 2012 to revenues of $1.7 million for the year ended December 31, 2013. The increase was primarily related to $1.4 million increase in our investment in a private equity fund managed by a third party which invests in the growth technology sector and $0.6 million increase related to one of our warrants. These increases were partially offset by a $0.8 million gain in redemptions from Class D Preferred Units of Sanctuary Wealth Services LLC (“Sanctuary”) during 2012. Revenues from our investment partnerships increased $1.2 million from $3.0 million for the year ended December 31, 2012 to $4.2 million for the year ended December 31, 2013, driven by $0.8 million increase related to HFF and $0.6 million related to HAS. Revenues from equity and other securities decreased $0.4 million from $2.7 million for the year ended December 31, 2012 to $2.3 million for the same period in 2013, primarily due to lower gain earned on our principal investment portfolio. On an adjusted basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues increased from 5.2% for the year ended December 31, 2012 to 5.3% for the year ended December 31, 2013.

Gain on Sale, Payoff and Mark-to-market of Loans

Gain on sale, payoff and mark-to-market of loans decreased $5.4 million, or 75.1%, from $7.3 million for the year ended December 31, 2012 to $1.8 million for the same period in 2013, with $1.7 million of the gain generated at JMP Credit and $0.1 million generated at HCC LLC. At JMP Credit, during the year ended December 31, 2013, 168 loans were sold or paid off, resulting in a total net gain of $2.1 million. Of the total net gain, $1.3 million was related to 91 loan payoffs, where the borrowers repaid the loans at a premium to our carrying value. The remaining $0.8 million related to 77 loans, 27 of which were sold at a discount to our carrying value, 44 of which were sold at par, which was a premium to our carrying value and six of which were related to terminations of unfunded lines of credit. While we expect further gains from loan payoffs and sales in future periods, these revenues are highly unpredictable as we are not actively marketing the loans collateralized by asset-backed securities for sale. As a percentage of total net revenues after provision for loan losses, gain on sale, payoff and mark-to-market of loans decreased from 7.2% for the year ended December 31, 2012 to 1.2% for the year ended December 31, 2013.

Gain on sale, payoff and mark-to-market of loans was earned in our Investment Income segment. On a segment reporting basis, the gain on sale, payoff and mark-to-market of loans in our Investment Income segment excludes the financial impact of gains or losses due to the sale or payoff of loans originally included in the CLO I portfolio acquired by JMP Group in April 2009. The segment reported gain on sale, payoff and mark-to-market of loans also excludes unrealized mark-to-market gains or losses on the investment portfolio at HCC LLC. Our segment reported gain on sale, payoff and mark-to-market of loans in the Investment Income segment decreased $0.2 million, or from $1.9 million for the year ended December 31, 2012 to $1.7 million for the year ended December 31, 2013. Gain on sale, payoff and mark-to-market of loans decreased from 1.6% for the year ended December 31, 2012 to 1.1% for the year ended December 31, 2013 as a percentage of total segment adjusted net revenues.

Net Dividend Income

Net dividend income increased from a $29 thousand loss for the year ended December 31, 2012 to $0.5 million for the same period in 2013, primarily related to dividends from our HCC investment. Dividends earned on our investment in HCC LLC were eliminated in consolidation prior to May 2, 2013.

Our net dividend income was earned in our Investment Income segment. On a segment reporting basis, net dividend income increased from $0.2 million to $1.2 million for the years ended December 31, 2012 and 2013, respectively, and primarily comprised of dividends from our investment in HCC LLC and HCC.

As a percentage of total segment adjusted net revenues, net dividend income increased from 0.2% for the year ended December 31, 2012 to 0.8% for the year ended December 31, 2013.

Net Interest Income (Expense)

(In thousands)	Year Ended December 31,
	2013	2012
CLO I loan contractual interest income	$18,233	$21,547
CLO I ABS issued contractual interest expense	(4,390)	(5,202)
Net CLO I contractual interest	13,843	16,345

CLO II loan contractual interest income	$8,341	$-
CLO II ABS issued contractual interest expense	(4,841)	-
Net CLO II contractual interest	3,500	-

Bond Payable interest expense	(3,610)	-

Other interest income	2,737	2,968

Total Segment net interest income	$16,470	$19,313

CLO I loan liquidity discount accretion	569	4,691
CLO I ABS liquidity discount amortization	(15,548)	(33,899)
Net CLO I liquidity discount amortization	(14,979)	(29,208)

HCC LLC interest income	2,393	3,774
HCC LLC interest expense	(630)	(974)
Net HCC LLC interest income	1,763	2,800

Total net interest expense	$3,254	$(7,095)

Net interest income increased $10.3 million, or 145.6% from interest expense of $7.1 million for the year ended December 31, 2012 to income of $3.2 million for the year ended December 31, 2013. Net interest expense included liquidity discount amortization of $29.2 million and $14.9 million for the years ended December 31, 2012 and December 31, 2013, respectively. Net interest income also included bond payable interest expense of $3.6 million for the year ended December 31, 2013. As a percentage of total net revenues after provision for loan losses, net interest expense decreased from 7.0% for the year ended December 31, 2012 to 2.2% for the year ended December 31, 2013.

Total segment net interest income decreased from $19.3 million for the year ended December 31, 2012 to $16.5 million for the year ended December 31, 2013. Our total segment net interest income excludes net amortization of liquidity discounts on loans and asset-backed securities issued. Net interest income is earned primarily in our JMP Credit segment, and largely reflects net CLO contractual interest. Total segment net interest income is a non-GAAP financial measure that aggregates our segment reported net interest income (expense) across each segment. We believe that presenting total segment net interest income is useful to investors as a means of assessing the performance of JMP Group’s combined credit activities. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment adjusted net revenues, net interest income decreased from 15.8% for the year ended December 31, 2012 to 10.6% for the year ended December 31, 2013.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Year Ended December 31, 2013
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$18,233	$409,772	4.39%	0.28%	4.11%
CLO I ABS issued contractual interest expense	(4,390)	(422,651)	1.02%	0.28%	0.74%
CLO II loan contractual interest income	8,341	182,117	4.52%	0.35%	4.17%
CLO II ABS issued contractual interest expense	(4,841)	(320,000)	2.21%	0.35%	1.86%
Net CLO contractual interest	$17,343	N/A	N/A	N/A	N/A

(In thousands)	Year Ended December 31, 2012
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$21,547	$428,166	4.95%	0.45%	4.50%
CLO I ABS issued contractual interest expense	(5,202)	(431,003)	1.19%	0.45%	0.74%
Net CLO contractual interest	$16,345	N/A	N/A	N/A	N/A

Contractual interest of $18.2 million was earned on the performing loans held by our CLO I for the year ended December 31, 2013. The annualized weighted average contractual interest rate on the performing loans was 4.39% with a spread to weighted average LIBOR of 4.11% for the year ended December 31, 2013. Interest expense related to CLO I ABS issued was $4.4 million for the year ended December 31, 2013. The annualized weighted average contractual interest rate on the CLO I ABS issued during the year was 1.02% with a spread to weighted average LIBOR of 0.74%. Contractual interest of $8.3 million was earned on the performing loans held by our CLO II for the year ended December 31, 2013. The annualized weighted average contractual interest rate on the performing loans was 4.52% with a spread to weighted average LIBOR of 4.17% for the year ended December 31, 2013. Interest expense related to CLO II ABS issued was $4.8 million for the year ended December 31, 2013. The annualized weighted average contractual interest rate on the CLO II ABS issued during the year was 2.21% with a spread to weighted average LIBOR of 1.86%.

Contractual interest of $21.5 million was earned on the performing loans held by our CLO I for the year ended December 31, 2012. The annualized weighted average contractual interest rate on the performing loans was 4.95% with a spread to weighted average LIBOR of 4.50% for the year ended December 31, 2012. Interest expense related to ABS issued was $5.2 million for the year ended December 31, 2012. The annualized weighted average contractual interest rate on the ABS issued during the year was 1.19% with a spread to weighted average LIBOR of 0.74%.

Provision for Loan Losses

Provision for loan losses increased $0.4 million, or 19.5%, from $2.2 million for the year ended December 31, 2012 to $2.6 million for the same period in 2013. As a percent of net revenues after provision for loan losses, provision for loan losses decreased from 2.2% for the year ended December 31, 2012 to 1.8% for the year ended December 31, 2013.

Total segment provision for loan losses decreased from $0.2 million for the year ended December 31, 2012 to $0.1 million for the year ended December 31, 2013. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses was solely recognized in our Investment Income segment in 2013, and in 2012. As a percent of total segment adjusted net revenues, segment provision for loan losses decreased from 0.2% for the year ended December 31, 2012 to 0.0% for the same period in 2013.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions as well as equity-based compensation to our employees and managing directors, increased $36.0 million, or 54.2%, from $66.4 million for the year ended December 31, 2012 to $102.4 million for the year ended December 31, 2013.

Employee payroll, taxes and benefits, and consultant fees, increased $2.8 million, or 8.1%, from $34.4 million for the year ended December 31, 2012 to $37.2 million for the year ended December 31, 2013, primarily due to an increase in average headcount and the effect of a full year of base pay increases made during 2013.

Performance-based bonus and commissions increased $30.4 million, or 103.1%, from $29.5 million for the year ended December 31, 2012 to $59.9 million for the same period in 2013. The increase was primarily due to an increase in total net revenues after provision for loan losses from $100.9 million for the year ended December 31, 2012 to $149.2 million for the same period in 2013.

Equity-based compensation increased $2.9 million, or 116.0%, from $2.5 million for the year ended December 31, 2012 to $5.4 million for the year ended December 31, 2013. The change reflects an increase in performance-based RSU expense of $0.2 million, stock option expenses of $0.9 million, and expense related to the RSUs issued in connection with the 2011 annual bonus of $1.7 million.

Compensation and benefits as a percentage of net revenues after provision for loan losses increased from 65.8% for the year ended December 31, 2012 to 68.5% for the same period in 2013.

Compensation and benefits in our adjusted net operating income, which includes 100% of deferred compensation expense and excludes RSU expense, increased from $70.3 million for the year ended December 31, 2012 to $104.4 million for the year ending December 31, 2013. This increase was attributed to the performance-based bonus and commissions. See “Adjusted Operating Net Income (Non-GAAP Financial Measure),” above.

Administration

Administration expenses increased $2.5 million, or 40.0%, from $6.2 million for the year ended December 31, 2012 to $8.7 million for the year ended December 31, 2013. The increase related to $2.5 million underwriting expenses paid by HCAP Advisors in connection with an agreement with HCC. As a percentage of total net revenues after provision for loan losses, administration expense was 6.1% and 5.8% of total net revenues after provision for loan losses for the years ended December 31, 2012 and 2013, respectively.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees decreased $0.3 million, or 6.9%, from $3.8 million for the year ended December 31, 2012 to $3.5 million for the year ended December 31, 2013. The decrease was primarily due to a decrease in trading volume. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 3.8% for the year ended December 31, 2012 to 2.4% for the year ended 2013.

Travel and Business Development

Travel and business development expense increased $1.0 million, or 30.4%, from $3.4 million for the year ended December 31, 2012 to $4.4 million for the year ended December 31, 2013. The increase primarily reflects a $1.3 million increase in travel expense, driven by a 13.4% increase in travel volume. Reimbursements from clients, which offset travel expense, were $1.0 million and $1.2 million for the years ended December 31, 2012 and 2013, respectively. As a percentage of total net revenues after provision for loan losses, travel and business development expense was 3.4% and 3.0% for the years ended December 31, 2012 and 2013, respectively.

Communications and Technology

Communications and technology expense was $3.5 million for the years ended December 31, 2012 and 2013. As a percentage of total net revenues after provision for loan losses, communications and technology expense decreased from 3.5% for the year ended December 31, 2012 to 2.4% for the year ended December 31, 2013.

Professional Fees

Professional fees increased $0.4 million, or 8.9%, from $3.6 million for the year ended December 31, 2012 to $4.0 million for the year ended December 31, 2013. As a percentage of total net revenues after provision for loan losses, professional fees decreased from 3.6% for the year ended December 31, 2012 to 2.7% for the year ended December 31, 2013.

Other Expenses

Other expenses increased $0.7 million, or 14.9%, from $4.5 million for the year ended December 31, 2012 to $5.1 million for the year ended December 31, 2013. As a percentage of total net revenues after provision for loan losses, other expenses increased from 4.4% for the year ended December 31, 2012 to 3.4% for the same period in 2013.

 Net Income (Loss) Attributable to Non-controlling Interest

Net income attributable to non-controlling interest increased $4.8 million from $5.2 million for the year ended December 31, 2012 to $10.0 million of income for the year ended December 31, 2013. Non-controlling interest for the year ended December 31, 2013 includes the interest of third parties in CLO I, CLO II (effective April 30, 2013), HGC, HGC II (effective October 1, 2012), HCC LLC (effective August 8, 2011 through May 2, 2013), and HCAP Advisors (effective May 1, 2013), all partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the year ended December 31, 2012 includes the interest of third parties in CLO I, HGC, HGC II (effective October 1, 2012), and HCC LLC, all partially-owned subsidiaries consolidated in our financial statements. The increase in net income attributable to non-controlling interest reflected increases of $8.0 million related to HGC and HGC II, partially offset by $1.7 million loss at HCAP Advisors and $1.4 million decrease in HCC LLC, which was deconsolidated on May 2, 2013.

Provision for Income Taxes

For the years ended December 31, 2013 and 2012, we recorded a tax expense of $4.0 million and $1.6 million, respectively. The effective tax rate for the years ended December 31, 2013 and 2012 was 22.5% and 16.6%, respectively. The increase in the effective tax rate was primarily attributable to deconsolidation of HCC LLC, which was consolidated for financial reporting purposes but not for tax purposes.

Our adjusted operating net income assumes a combined federal, state and local income tax rate of 42% and 38% for the years ended December 31, 2012 and 2013, respectively. Segment income tax expense decreased $2.8 million from $11.3 million for the year ended December 31, 2012 to $8.5 million for the year ended December 31, 2013.

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

Asset Management Related Fees

(In thousands)	Year Ended December 31,
	2012	2011
Base management fees:
Fees reported as asset management fees	$9,433	$9,708
Fees reported as other income	1,956	2,848
Fees earned at HGC, HGC II and HCC LLC	1,112	759
Total base management fees	12,501	13,315

Incentive fees:
Fees reported as asset management fees	$6,342	$10,077
Fees reported as other income	-	381
Fees earned at HGC, HGC II and HCC LLC	1,188	-
Total incentive fees	7,530	10,458

Other fee income:
Fundraising fees	$109	$1,107
New York Mortgage Trust termination fee	1,735	-
Total other fee income	1,844	1,107

Asset management related fees:
Fees reported as asset management fees	$15,775	$19,785
Fees reported as other income	3,800	4,336
Fees earned at HGC, HGC II and HCC LLC	2,300	759
Total Segment asset management related fee revenues	$21,875	$24,880

Consolidation adjustment	(2,300)	(759)

Adjusted total asset management related fees:	$19,575	$24,121

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

Total segment asset management related fees include base management fees and incentive fees for our funds and CLOs under management, as well as other income from fee sharing arrangements with, and fees earned to raise capital for, third-party investment partnerships or funds. Adjusted asset management related fees is a non-GAAP financial measure that adjusts our total segment asset management related fees by reversing the elimination of those fees in the consolidation of HGC, HGC II and HCC LLC. Adjusted asset management related fees are reconciled to the GAAP measure, total segment asset management fee revenues, in the table above. We believe that presenting adjusted asset management related fees is useful to investors as a means of assessing the performance of JMP Group’s combined asset management activities, including its fundraising and other services for third parties. We believe that adjusted asset management-related fee revenues provides useful information by indicating the relative contributions of base management fees and performance-related incentive fees, thus facilitating a comparison of those fees in a given period to those in prior and future periods. We also believe that asset management-related fee revenue is a more meaningful measure than standalone asset management fees as reported, because asset management-related fee revenues represent the combined impact of JMP Group’s various asset management activities on the Company’s total net revenues.

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

Total segment principal transaction revenues increased $5.2 million from $1.1 million for the year ended December 31, 2011 to $6.3 million for the same period in 2012. Total segment principal transaction revenues is a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. We believe that presenting total segment principal transaction revenues is useful to investors as a means of assessing the performance of JMP Group’s combined investment activities. The principal transaction revenues for 2012 and 2011 were based in our Investment Income segments. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

(In thousands)	Year Ended December 31,
	2012	2011

Equity and other securities excluding non-controlling interest	$2,704	$988
Warrants and other investments	577	(757)
Investment partnerships	3,039	849
Total Segment principal transaction revenues	6,320	1,080
Operating adjustment addbacks	1,102	440
Non-controlling interest in HGC, HCC and HMOP	3,115	95
Total principal transaction revenues	$10,537	$1,615

The increase primarily reflects higher revenue from our equity investment and other securities and investment partnerships. Revenues from equity and other securities increased $1.7 million from $1.0 million for the year ended December 31, 2011 to $2.7 million for the same period in 2012, driven primarily by a $1.1 million increase in unrealized gains in our principal investment portfolio. Revenues from our investment partnerships increased $2.2 million from $0.8 million for the year ended December 31, 2011 to $3.0 million for the year ended December 31, 2012. Revenues from warrants and other investments increased by $1.4 million from a loss of $0.8 million for the year ended December 31, 2011 to revenues of $0.6 million for the year ended December 31, 2012. This increase was primarily driven by a $0.8 million gain in redemptions from Class D Preferred Units of Sanctuary Wealth Services LLC (“Sanctuary“) in 2012. On an adjusted basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues increased from 0.9% for the year ended December 31, 2011 to 5.2% for the year ended December 31, 2012.

Gain on Sale, Payoff and Mark-to-market of Loans

Gain on sale, payoff and mark-to-market of loans decreased $9.7 million, or 57.3%, from $17.0 million for the year ended December 31, 2011 to $7.3 million for the same period in 2012, with $6.6 million of the gain generated at JMP Credit and $0.5 million generated at HCC LLC. At JMP Credit, during the year ended December 31, 2012, 127 loans were sold or paid off, resulting in a total net gain of $6.4 million. Of the total net gain, $6.1 million was related to 90 loan payoffs, where the borrowers repaid the loans at a premium to our carrying value. The remaining $0.3 million related to 37 loans, three of which were sold at a discount to our carrying value and 34 of which were sold at par, which was a premium to our carrying value. While we expect further gains from loan payoffs in future periods, these revenues are highly unpredictable as we are not actively marketing the loans collateralized by asset-backed securities for sale. In addition, at JMP Credit $0.2 million reflected the fair value adjustments of the loan held for sale. At HCC LLC, a $0.6 million gain was generated, which was comprised of $0.3 million related to the sale of loans and $0.3 million to reflect the fair value adjustments of small business loans. As a percentage of total net revenues after provision for loan losses, gain on sale, payoff and mark-to-market of loans decreased from 15.2% for the year ended December 31, 2011 to 7.2% for the year ended December 31, 2012.

Gain on sale, payoff and mark-to-market of loans was earned in our Investment Income segment. On a segment reporting basis, the gain on sale, payoff and mark-to-market of loans in our Investment Income segment excludes the financial impact of gains or losses due to the sale or payoff of loans originally included in the CLO I portfolio acquired by JMP Group in April 2009. The segment reported gain on sale, payoff and mark-to-market of loans also excludes unrealized mark-to-market gains or losses on the investment portfolio at HCC LLC. Our segment reported gain on sale, payoff and mark-to-market of loans in the Investment Income segment decreased $0.3 million, or from $2.2 million for the year ended December 31, 2011 to $1.9 million for the year ended December 31, 2012. Gain on sale, payoff and mark-to-market of loans decreased from 1.8% for the year ended December 31, 2011 to 1.6% for the year ended December 31, 2012 as a percentage of total segment adjusted net revenues.

Net Dividend Income

Net dividend income decreased from $1.4 million for the year ended December 31, 2011 to a loss of $29 thousand for the same period in 2012. The net dividend income in 2011 primarily comprised of dividend income from our investments in NYMT and in our principal investment portfolio. The decline resulted from the sale of our NYMT investments in 2012.

Our net dividend income of $1.4 million for the year ended December 31, 2011 was comprised of $0.8 million of net dividend income from our investment in NYMT and $0.6 million of net dividend income from our principal investment portfolio, both earned in our Investment Income segment. Our net dividend loss for the year ended December 31, 2012 was primarily comprised of $0.2 million of net dividend income from our investment in HCC LLC, earned in our Investment Income segment, which was eliminated in consolidation. As a percentage of total segment adjusted net revenues, net dividend income decreased from 1.1% for the year ended December 31, 2011 to 0.2% for the year ended December 31, 2012.

Net Interest Expense

(In thousands)	Year Ended December 31,
	2012	2011
CLO I loan contractual interest income	$21,547	$21,814
CLO I ABS issued contractual interest expense	(5,202)	(4,582)
Net CLO I contractual interest	16,345	17,232

Other interest income	2,968	4,097

Total Segment net interest income	$19,313	$21,329

CLO I loan liquidity discount accretion	4,691	8,748
CLO I ABS liquidity discount amortization	(33,899)	(30,234)
Net CLO I liquidity discount amortization	(29,208)	(21,486)

HCC LLC interest income	3,774	230
HCC LLC interest expense	(974)	(127)
Net HCC LLC interest income	2,800	103

Other interest income adjustment	-	(2,337)

Total net interest expense	$(7,095)	$(2,391)

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

Total segment net interest income decreased from $21.3 million for the year ended December 31, 2011 to $19.3 million for the year ended December 31, 2012. Our total segment net interest income excludes net amortization of liquidity discounts on loans and asset-backed securities issued. Net interest income is earned primarily in our Interest Income segment, and largely reflects net CLO I contractual interest. Total segment net interest income is a non-GAAP financial measure that aggregates our segment reported net interest income (expense) across each segment. We believe that presenting total segment net interest income is useful to investors as a means of assessing the performance of JMP Group’s combined credit activities. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment adjusted net revenues, net interest income decreased from 17.4% for the year ended December 31, 2011 to 15.8% for the year ended December 31, 2012.

The following table sets forth contractual interest income and expense related to CLO I loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Year Ended December 31, 2012
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$21,547	$428,166	4.95%	0.45%	4.50%
CLO I ABS issued contractual interest expense	(5,202)	(431,003)	1.19%	0.45%	0.74%
Net CLO contractual interest	$16,345	N/A	N/A	N/A	N/A

(In thousands)	Year Ended December 31, 2011
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$21,814	$444,758	4.84%	0.31%	4.53%
CLO I ABS issued contractual interest expense	(4,582)	(431,003)	1.05%	0.31%	0.74%
Net CLO contractual interest	$17,232	N/A	N/A	N/A	N/A

Contractual interest of $21.5 million was earned on the performing loans held by our CLO I for the year ended December 31, 2012. The annualized weighted average contractual interest rate on the performing loans was 4.95% with a spread to weighted average LIBOR of 4.50% for the year ended December 31, 2012. Interest expense related to ABS issued was $5.2 million for the year ended December 31, 2012. The annualized weighted average contractual interest rate on the ABS issued during the year was 1.19% with a spread to weighted average LIBOR of 0.74%.

Contractual interest of $21.8 million was earned on the performing loans held by our CLO I for the year ended December 31, 2011. The annualized weighted average contractual interest rate on the performing loans was 4.84% with a spread to weighted average LIBOR of 4.53% for the year ended December 31, 2011. Interest expense related to ABS issued was $4.6 million for the year ended December 31, 2011. The annualized weighted average contractual interest rate on the ABS issued during the year was 1.05% with a spread to weighted average LIBOR of 0.74%.

Provision for Loan Losses

Provision for loan losses increased $0.5 million, or 27.7%, from $1.7 million for the year ended December 31, 2011 to $2.2 million for the same period in 2012. As a percent of net revenues after provision for loan losses, provision for loan losses increased from 1.6% for the year ended December 31, 2011 to 2.2% for the year ended December 31, 2012.

Total segment provision for loan losses increased from $34 thousand for the year ended December 31, 2011 to $0.2 million for the year ended December 31, 2012. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. See tables on pages [41-42] for a reconciliation to segment reported provision for loan losses. Our total segment provision for loan losses in 2012 was solely recognized in our Corporate Credit segment in 2012, and in 2011 was comprised of provisions for loan losses of negative $0.5 million and $0.5 million in our Corporate Credit and Corporate segments, respectively. The increase was primarily attributed to a $0.5 million recovery recorded in Corporate segment in 2011 related to loans held for investment, partially offset by $0.4 million less provisions for loan losses recorded to our general reserves for loans collateralizing ABS from $0.5 million in 2011 to $0.1 million in 2012. As a percent of total segment adjusted net revenues, segment provision for loan losses increased from 0.0% for the year ended December 31, 2011 to 0.2% for the same period in 2012.

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

Performance-based bonus and commissions decreased $15.3 million, or 34.2%, from $44.8 million for the year ended December 31, 2011 to $29.5 million for the same period in 2012. The decrease was primarily due to a decrease in total net revenues after provision for loan losses from $111.4 million for the year ended December 31, 2011 to $101.1 million for the same period in 2012.

Equity-based compensation decreased $7.8 million, or 75.8%, from $10.3 million for the year ended December 31, 2011 to $2.5 million for the year ended December 31, 2012. The change reflects a decrease of $7.0 million of performance-based RSUs, and a decrease of $0.8 million related to RSUs granted in connection with the initial public offering. The decrease related to performance-based RSUs is driven by a change in vesting criteria of performance-based RSUs granted in 2012 causing deferred compensation to be recognized over two years, as opposed to prior years’ performance-based RSUs which were recognized immediately.

Compensation and benefits as a percentage of net revenues after provision for loan losses decreased from 79.8% for the year ended December 31, 2011 to 65.8% for the same period in 2012.

Compensation and benefits in our adjusted net operating income, which includes 100% of deferred compensation expense and excludes RSU expense, decreased from $73.5 million for the year ended December 31, 2011 to $70.3 million for the year ending December 31, 2012. This decline was attributed to the decline in performance-based bonus and commissions. See “Adjusted Operating Net Income (Non-GAAP Financial Measure),” above.

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

 Net Income (Loss) Attributable to Non-controlling Interest

Net income attributable to non-controlling interest increased $5.4 million from a $0.2 million loss for the year ended December 31, 2011 to $5.2 million of income for the year ended December 31, 2012. Non-controlling interest for the year ended December 31, 2012 includes the interest of third parties in CLO I, HGC, HGC II (effective October 1, 2012) and HCC LLC, all partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the year ended December 31, 2011 includes the interest of third parties in CLO I, HGC, and HCC LLC (effective August 8, 2011), all partially-owned subsidiaries consolidated in our financial statements. The increase in net income attributable to non-controlling interest reflected increases of $1.3 million related to HGC and HGC II, $1.2 million related to JMP Credit and CLO I, and $2.5 million related to HCC LLC.

Provision for Income Taxes

For the years ended December 31, 2012 and 2011, we recorded a tax expense of $1.6 million and a tax benefit of $1.6 million, respectively. The effective tax rate for the years ended December 31, 2012 and 2011 was 16.6% and 38.4%, respectively. The 21.9% decrease in the effective tax rate was primarily attributable to the income associated with HGC, HGC II and HCC LLC, which are consolidated for financial reporting purposes but not for tax purposes.

Our adjusted operating net income assumes a combined federal, state and local income tax rate of 42%. Segment income tax expense increased $2.2 million from $9.1 million for the year ended December 31, 2011 to $11.3 million for the year ended December 31, 2012.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital and liquidity for the year ended December 31, 2013 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of December 31, 2013, we had net liquid assets of $49.4 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, deferred compensation paid in January 2014, note payable and non-controlling interest. We have satisfied our capital and liquidity requirements primarily through the net proceeds from the initial public offering, the January 2013 issuance of the 2013 Senior Notes, and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. At December 31, 2013 and December 31, 2012, we had Level 3 assets (financial instruments measured on a recurring basis whose fair value was determined using unobservable inputs that are not corroborated by market data) of $112.1 million and $87.4 million, respectively, which represented 10.0% and 12.3% of total assets, respectively. Level 3 assets increased by $24.7 million, due to the purchased new assets of $55.5 million, and the unrealized gain of $21.2 million, partially offset by deconsolidation of $40.3 million HCC Level 3 assets, the exchange of $7.2 million of a private equity security in return for Level 2 assets related to an acquisition of the private company in which we held an investment by a publicly-listed company, and by the transfers of certain private equity securities into Level 2 of $3.7 million. The transfers from Level 3 were a result of an initial public offering of one position in HGC, and an acquisition of one investment by a public company.

Liquidity Considerations Related to CLOs

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

Our maximum exposure to loss of capital on the CLOs is the original April 7, 2009 investment of $4.0 million plus the $1.8 million paid to repurchase the contingent consideration related to the Cratos acquisition, $17.3 million related to CLO II, and $10.0 million investment related to CLO III plus any earnings retained in the CLOs since the acquisition date. However, for U.S. federal tax purposes, the CLOs are treated as a disregarded entity such that the taxable income earned in the CLO is taxable to us. If the CLO is in violation of certain coverage tests, mainly any of its over-collateralization ratios, residual cash flows otherwise payable to us as owners of the subordinated notes would be required to be used to buy additional collateral or repay indebtedness senior to us in the securitization. This could require us to pay income tax on earnings prior to the residual cash flow distributions to us.

The CLOs must comply with certain asset coverage tests, such as tests that restrict the amount of discounted obligations and obligations rated “CCC” or lower it can hold. During any time the CLO exceeds such a limit, our ability, as the manager of CLO I, to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, defaulted obligations, discounted assets (those purchased below 85% of their par value) and assets rated “CCC” or lower in excess of applicable limits in the CLOs investment criteria are not given full par credit for purposes of calculation of the CLO over-collateralization (“OC”) tests. We were in compliance with all OC tests on the determination dates since February 2010. However, we have been in violation and may be in the future. If CLOs were to violate the Class E test, or any more senior tests, we would be required to pay down the most senior notes with the residual cash flows until the violation was cured. In the most extreme case, if the CLO were in violation of the most senior OC test, the Class A note holders would have the ability to declare an event of default and cause an acceleration of all principal and interest outstanding on the notes.

For financial reporting purposes, the loans and asset-backed securities of the CLOs are consolidated on our balance sheet. The loans are reported at their cost adjusted for amortization of liquidity discount and credit reserves, both of which were recorded at the Cratos acquisition date, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discount only. At December 31, 2013, we had $727.3 million of loans collateralizing asset-backed securities, net, $43.5 million of restricted cash and $1.9 million of interest receivable funded by $716.4 million of asset-backed securities issued, net, and interest payable of $1.9 million. These assets and liabilities represented 68.9% of total assets and 64.0% of total liabilities respectively, reported on our Consolidated Statement of Financial Condition at December 31, 2013.

The tables below summarize the loans held by the CLOs grouped by range of outstanding balance, industry and Moody’s Investors Services, Inc. rating category as of December 31, 2013.

(Dollars in thousands)	As of December 31, 2013
Range of Outstanding Balance	Number of Loans	Maturity Date			Total Principal
$0 - $500	26	12/2013	-	8/2020	$9,678
$500 - $2,000	217	5/2014	-	10/2021	302,283
$2,000 - $5,000	120	12/2014	-	12/2020	347,494
$5,000 - $10,000	9	5/2016	-	6/2020	56,065
Total	374				$735,892

(Dollars in thousands)	As of December 31, 2013
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Healthcare, Education & Childcare	37	$86,522	11.9%
Chemicals, Plastics and Rubber	19	52,941	7.2%
Hotels, Motels, Inns and Gaming	19	42,658	5.8%
Beverage, Food & Tobacco	19	38,583	5.2%
Retail Store	21	37,686	5.1%
High Tech Industries	16	33,386	4.5%
Automobile	13	30,803	4.2%
Diversified/Conglomerate Service	16	28,105	3.8%
Telecommunications	14	26,211	3.6%
Aerospace & Defense	15	23,468	3.2%
Banking, Finance, Insurance & Real Estate	12	23,096	3.2%
Leisure , Amusement, Motion Pictures & Entertainment	10	21,492	2.9%
Electronics	11	19,704	2.8%
Services: Consumer	7	19,752	2.8%
Oil & Gas	5	19,839	2.7%
Services: Business	10	18,458	2.5%
Personal &Non-Durable Consumer Products	11	15,205	2.1%
Home and Office Furnishings, Housewares and Durable Consumer Products	9	15,768	2.1%
Construction & Building	7	15,451	2.1%
Containers, Packaging and Glass	9	15,005	2.0%
Media: Broadcasting & Subscription	6	14,091	1.9%
Media: Diversified & Production	6	13,320	1.8%
Personal, Food & Misc Services	8	12,128	1.6%
Mining, Steel, Iron and Non-Precious Metals	6	11,530	1.6%
Printing & Publishing	4	9,885	1.3%
Banking	6	9,191	1.2%
Finance	5	7,507	1.0%
Broadcasting & Entertainmt.	4	7,564	1.0%
Diversified/Conglomerate Mfg	8	6,153	0.8%
Environmental Industries	5	5,935	0.8%
Cargo Transport	4	5,924	0.8%
Ecological	5	5,410	0.7%
Utilities	4	5,342	0.7%
Transportation: Consumer	2	5,136	0.7%
Insurance	2	4,693	0.6%
Forest Products & Paper	3	3,926	0.5%
Textiles & Leather	2	3,705	0.5%
Energy: Electricity	2	2,990	0.4%
Personal Transportation	2	2,994	0.4%
Machinery (Non-Agriculture,Non-Construction & Non-Electronic)	2	2,489	0.3%
Grocery	2	2,469	0.3%
Energy: Oil & Gas	1	2,066	0.3%
Capital Equipment	1	1,995	0.3%
Wholesale	1	2,000	0.3%
Farming & Agriculture	1	1,481	0.2%
Diversified Natural Resources, Precious Metals and Minerals	1	1,345	0.2%
Personal and Non-Durable Consumer Products (mfg only)	1	490	0.1%
	374	735,892	100%

(Dollars in thousands)	As of December 31, 2013
Moody's Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
Baa2	1	$2,000	0.3%
Baa3	2	14,058	1.9%
Ba1	6	16,988	2.3%
Ba2	25	65,518	8.9%
Ba3	56	134,521	18.3%
B1	95	177,424	24.1%
B2	162	276,765	37.5%
B3	20	34,382	4.7%
Caa1	5	12,342	1.7%
Caa2	1	1,500	0.2%
Ca	1	394	0.1%
Total	374	$735,892	100%

Other Liquidity Considerations

The Company’s indebtedness includes a term loan and revolving lines of credit related to JMP Group LLC’s, our wholly-owned subsidiary (“JMPG LLC”), Credit Agreement with City National Bank (“CNB”), as defined below, entered into on August 3, 2006 (as so amended and restated, the “Credit Agreement”) and borrowing on a line of credit related to HGC II, also defined below.

As of December 31, 2013 (after taking into account any payments under the Credit Agreement that day), JMPG LLC’s total consolidated indebtedness under the Credit Agreement was $17.9 million, comprised of a $15.0 million term loan of JMPG LLC (the “Term Loan”), and $2.9 million of outstanding indebtedness under HGC II’s revolving line of credit. The Term Loan is being repaid in quarterly payments of $1.2 million beginning March 31, 2014 and continuing through September 30, 2016, with a final payment of approximately $1.3 million on December 31, 2016. The CNB Loans bear interest at LIBOR plus 2.25% or, at JMPG LLC’s option, at CNB’s prime rate.

The Revolving Line of Credit has a maximum principal balance of the lesser of (i) $30.0 million, and (ii) $58.5 million minus (a) the principal amount of the Term Loan, and (b) the principal amount of the Broker/Dealer Line of Credit (as defined below) then outstanding. Under the Credit Agreement, CNB has agreed to issue certain letters of credit in an amount not exceeding $2.5 million, the stated amounts of which will be a reduction to the availability of the Revolving Line of Credit and drawings thereunder may be converted into drawings under the Revolving Line of Credit. The Revolving Line of Credit will remain available through April 30, 2014. On such date, any outstanding amount converts into a term loan (the “Converted Term Loan”). The Converted Term Loan will be repaid in quarterly installments of 3.75% of such term loan for the first two years, 5.00% of such term loan for the next two years, and the remainder due at maturity on August 24, 2017.

The Credit Agreement provides that the proceeds of the CNB Loans are subject to the following restrictions: (i) the Initial Term Loan and up to $5.0 million of the Revolving Line of Credit Loans may not be used for any purpose other than to fund certain permitted investments and acquisitions and to fund JMPG LLC’s working capital needs in the ordinary course of its business; (ii) all other proceeds of the Revolving Line of Credit may not be used for any purpose other than to make investments in HCS and by HCS to make investments in loans that are made to persons that are not affiliates of borrower; and (iii) the Term Loan may not be used for any purpose other than to make equity investments in CLOs and by CLOs to make certain permitted investments in collateralized loan obligations.

The Credit Agreement includes minimum fixed charge and interest charge coverage ratios applicable to us and our subsidiaries, a minimum net worth covenant applicable to us and our subsidiaries and a minimum liquidity covenant applicable to JMPG LLC and its subsidiaries. As of December 31, 2013, we were in compliance with all of these financial covenants. The Credit Agreement also includes an event of default for a “change of control” that tests, in part, the composition of our ownership and an event of default if two or more of the members of the Executive Committee fail to be involved actively on an ongoing basis in the management of JMPG LLC or any of its subsidiaries.

The CNB Loans are guaranteed by HCS and secured by a lien on substantially all assets of JMPG LLC and HCS.

Separately, under a Revolving Note and Cash Subordination Agreement, dated as of April 8, 2011, by and between CNB and JMP Securities, as amended, JMP Securities has a subordinated revolving line of credit with CNB (the “Broker/Deal Line of Credit”). Draws on the Broker/Deal Line of Credit bear interest at the rate of prime. The Broker/Deal Line of Credit matures on May 6, 2015. There were no borrowings on this line of credit as of December 31, 2013. JMPG LLC has guaranteed the obligations under the Broker/Deal Line of Credit pursuant to a General Continuing Guaranty dated as of April 8, 2011.

On November 22, 2013, HGC II entered into a line of credit of $3.0 million with CNB. The unused portion of the line bears interest at the rate of prime plus 0.5% per annum, paid quarterly. The line of credit will be available through December 1, 2015 or fifteen days prior to the expiration of the Commitment Period of HGC II unless renewed. The proceeds for this line of credit will be used to purchase investments, prior to capital calls from HGC II investors. The Company’s outstanding balance on this line of credit was $2.9 million as of December 31, 2013.

In January 2013, the Company raised approximately $46.0 million from the sale of 8.00% Senior Notes. The notes will mature on January 15, 2023, and may be redeemed in whole or in part at any time or from time to time at the company’s option on or after January 15, 2016, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The notes bear interest at a rate of 8.00% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year.

In January 2014, the Company raised an additional approximate $48.3 million from the sale of 7.25% Senior Notes. The notes will mature on January 15, 2021, and may be redeemed in whole or in part at any time or from time to time at the company’s option on or after January 15, 2017, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The notes bear interest at a rate of 7.25% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year, beginning April 15, 2014.

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

The Company currently intends to declare quarterly cash dividends on all outstanding shares of common stock. The Company’s board of directors declared a quarterly cash dividend of $0.035 per share of common stock in March, May and July 2013, and $0.040 per share of common stock in October 2013. Those dividends were paid in April, May, August and November 2013 for the fourth quarter of 2012, the first, second and third quarter of 2013, respectively.

During the years ended December 31, 2013 and 2012, the Company repurchased 890,376 and 858,137 shares, respectively, of the Company’s common stock at an average price of $6.50 per share and $6.58 per share, respectively, for an aggregate purchase price of $5.8 million and $5.7 million, respectively. Of the total shares repurchased during the years ended December 31, 2013 and 2012, 40,835 shares and 603,328 shares, respectively, were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company. 356,728 of the shares repurchased in 2013 were repurchased from certain JMPCA employees at a discount to market price in conjunction with their use of said proceeds as a long term capital commitment to CLO II. 135,680 of the shares repurchased during the year ended December 31, 2013 were repurchased from an employee. The remaining shares were purchased on the open market.

We had total restricted cash of $68.0 million comprised primarily of $53.0 million of restricted cash at JMP Credit on December 31, 2013. This balance was comprised of $6.9 million in interest received from loans in the CLO and $46.1 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLO. The principal restricted cash will be used to buy additional loans.

Because of the nature of our investment banking and sales and trading businesses, liquidity is important to us. Accordingly, we regularly monitor our liquidity position, including our cash and net capital positions. We believe that our available liquidity and current level of equity capital, combined with the net proceeds to us from the initial public offering and funds anticipated to be provided by our operating activities, will be adequate to meet our liquidity and regulatory capital requirements for at least the next twelve months. If circumstances required it, we could improve our liquidity position by discontinuing repurchases of the Company“s common stock, halting cash dividends on our common stock and reducing cash bonus compensation paid.

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of $59.1 million and $36.7 million, which were $58.1 million and $35.7 million in excess of the required net capital of $1.0 million at December 31, 2013 and 2012, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.16 to 1 and 0.17 to 1 at December 31, 2013 and 2012, respectively.

A condensed table of cash flows for the years ended December 31, 2013, 2012 and 2011 is presented below.

(Dollars in thousands)	Year Ended December 31,			Change from 2012 to 2013		Change from 2011 to 2012
	2013	2012	2011	$	%	$	%
Cash flows provided by operating activities	$32,039	$7,243	$16,150	$24,796	342.3%	$(8,907)	-55.2%
Cash flows used in investing activities	(393,000)	(49,655)	(16,473)	(343,345)	-691.5%	(33,182)	-201.4%
Cash flows provided by (used in) financing activities	359,792	39,124	(428)	320,668	819.6%	39,552	9241.0%
Total cash flows	$(1,169)	$(3,288)	$(751)	$2,119	282.2%	$(2,537)	-337.8%

Cash Flows for the Year Ended December 31, 2013

Cash decreased by $1.2 million during the year ended December 31, 2013, driven by cash used in investing activities.

Our operating activities provided $32.0 million of cash from the net income of $13.6 million and cash provided in the change in operating assets and liabilities of $30.9 million, adjusted for the cash used in the non-cash revenue and expense items of $12.5 million. The net change in operating assets and liabilities was driven by an increase in accrued compensation of $38.4 million, partially offset by an increase of marketable securities of $14.9 million and an increase of receivables of $7.1 million. The non-cash revenue and expense items included a $16.5 million adjustment of fair value in other investments and $7.8 million incentive fees reinvested in general partnership interests, partially offset by net amortization expense of liquidity discount of $14.9 million.

Our investing activities used $393.0 million of cash primarily due to the funding of loans collateralizing ABS issued of $590.9 million and the purchases of other investments of $76.5 million, partially offset by cash provided by sales and payoff of loans collateralizing ABS issued of $220.1 million and $49.3 million of repayments on loans collateralizing ABS. The increase in funding of loans collateralizing ABS primarily relates to the issuance of CLO II.

Our financing activities provided $359.8 million of cash primarily due to proceeds from the issuance of ABS of $311.6 million, proceeds from capital contributions from non-controlling interest holders of $64.6 million and proceeds from bond issuance of $46.0 million, partially offset by $28.2 million repayment of the line of credit, $26.7 million repayment of asset backed securities, and $10.5 million repayment of note payable. Proceeds from the issuance of ABS are not available for general use by the Company and are restricted to lending activities by the CLOs.

Cash Flows for the Year Ended December 31, 2012

Cash decreased by $3.3 million during the year ended December 31, 2012, driven by cash used in investing activities.

Our operating activities provided $6.9 million of cash from the net income of $8.0 million, and non-cash revenue and expense items of $12.1 million, adjusted for the cash used in the change in operating assets and liabilities of $13.2 million. The non-cash revenue and expense items included net amortization expense of liquidity discount of $29.2 million, partially offset by a gain on sale, payoff and mark-to-market of loans of $7.3 million, and a $5.3 million adjustment of fair value in other investments. The net change in operating assets and liabilities was driven by a decrease in accrued compensation of $21.5 million.

Our investing activities used $49.3 million of cash primarily due to the funding of loans collateralizing ABS issued of $202.6 million, funding of small business loans of $36.7 million, the purchases of other investments of $28.1 million, and an increase of restricted cash reserved for lending of $20.9 million, partially offset by cash provided by sales and payoff of loans collateralizing ABS issued of $184.4 million, and $39.4 million of repayments on loans collateralizing ABS.

Our financing activities provided $39.1 million of cash primarily due to proceeds from capital contributions from non-controlling interest holders of $34.0 million, and proceeds from issuance of note payable of $40.1 million, partially offset by $11.9 million repayment of the line of credit, $8.7 million repayment of note payable, cash dividends paid to stockholders of $5.8 million and the repurchase of our common stock for treasury of $5.6 million.

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

Contractual Obligations and Commitments

The following table provides a summary of our contractual obligations and commitments as of December 31, 2013:

(in thousands)	Payments Due by Period:
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Note payable	$15,000	$4,980	$10,020	$-	$-
CLO I Notes due 2021	431,003	-	-	-	431,003
CLO II Notes due 2016-2023	320,000	-	3,800	-	316,200
Contractual interest payments (1)	6,766	3,870	2,896	-	-
Operating lease obligations	18,826	4,082	8,139	5,701	904
Purchase obligations	70	65	5	-	-
Commitments to lend (2)	25,614	25,614	-	-	-
Commitments under standby letters of credit (3)	248	248	-	-	-
Total payments	$817,527	$38,859	$24,860	$5,701	$748,107

(1)	Estimated future interest payments related to note payable and CLO Notes based on applicable interest rates as of December 31, 2013.
(2)	Unsettled trades to purchase loans at JMP Credit. The funds for such unsettled trades are included in restricted cash on the Consolidated Statement of Financial Condition at December 31, 2013.
(3)

Conditional commitments issued by JMP Credit to guarantee the performance by a borrower to a third party. The cash collateral supporting these standby letters of credit is included in restricted cash on the Consolidated Statement of Financial Condition at December 31, 2013.

Off-Balance Sheet Arrangements

In connection with the CLOs, the Company had unfunded commitments to lend of $40.4 million and $18.6 million and standby letters of credit of $1.8 million and $1.0 million as of December 31, 2013 and 2012, respectively. These commitments do not extend to JMP Group Inc.

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

We had no other material off-balance sheet arrangements as of December 31, 2013. However, as described below under “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. On an ongoing basis, we evaluate our estimates and assumptions, particularly as they relate to accounting policies that we believe are most important to the presentation of our financial condition and results of operations. We regard an accounting estimate or assumption to be most important to the presentation of our financial condition and results of operations where:

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

Using the foregoing criteria, we consider the following to be our critical accounting policies:

Valuation of Financial Instruments

The Company measures fair value in accordance with generally accepted accounting principles and expands disclosures with respect to fair value measurements. The accounting principles related to fair value measurement apply to all financial instruments that are being measured and reported on a fair value basis. This includes those items currently reported in marketable securities owned, at fair value, other investments and marketable securities sold, not yet purchased, at fair value on the Consolidated Statements of Financial Condition. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Most of our financial instruments, other than loans collateralizing asset-backed securities issued and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. Marketable securities owned, Other investments, including warrant positions and investments in partnerships in which HCS is the general partner, and Marketable securities sold, but not yet purchased, are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item Principal transactions in the accompanying Consolidated Statements of Operations. Small business loans (through the deconsolidation of HCC at May 2, 2013) are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item Gain on sale, payoff and mark-to-market of loans in the accompanying Consolidated Statements of Operations.

Fair value of our financial instruments is generally obtained from quoted market prices, third-party pricing services, or alternative pricing methodologies that we believe offer reasonable levels of price transparency. Valuations obtained from pricing services are considered reflective of executable prices. Data obtained from multiple sources are compared for consistency and reasonableness. To the extent that certain financial instruments trade infrequently or are non-marketable securities and, therefore, do not have readily determinable fair values, we estimate the fair value of these instruments using various pricing models and the information available to us that we deem most relevant. Among the factors considered by us in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, the Black-Scholes Options Valuation methodology and other factors generally pertinent to the valuation of financial instruments.

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

Also included in other investments are warrants on public and private common stock owned by JMP Securities and HCC LLC (through May 2, 2013), private equity securities owned by HGC, HGC II, HCC LLC (through May 2, 2013) and JMP Capital, the investments in private companies sponsored by JMP Group LLC (“JMPG LLC”) and JMP Capital, an interest rate cap derivative instrument, and a forward contract owned by HGC. The warrants on public and private common stock are generally received as a result of investment banking transactions and are valued at estimated fair value as determined by management. Warrants owned at JMP Securities are valued at the date of issuance and marked-to-market as unrealized gains and losses until realized. Estimated fair value is determined using the Black-Scholes Options Valuation methodology. The fair value of the warrants and other equity securities owned by HCC LLC is determined by the Company using comparable public company metrics discounted for private company market illiquidity. The fair value of the private equity securities and the forward contract owned by HGC, HGC II and JMP Capital is determined by the Company using comparable public company metrics discounted for private company market illiquidity. The investments in private companies sponsored by JMPG LLC and JMP Capital are held using the equity method or fair value option.

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

The following tables summarize our marketable securities and other investments, as presented in our Consolidated Statements of Financial Condition, by valuation methodology as of December 31, 2013:

(in thousands)			Other Investments (3)
	Marketable Securities Owned, at Market Value (1)	Marketable Securities Sold, But Not Yet Purchased, at Market Value (2)	Hedge Funds Managed by HCS	Fund of Funds Managed by HCS	Limited Partner in Private Equity Fund	Warrants and Other	Equity securities	Forward Purchase Contract	Total Other Investments	Total Marketable Securities and Other Investments
Fair values based on:
Quoted market prices	$29,295	$13,749	$-	$-	$-	$-	$57	$-	$57	$43,101
Black Scholes credit adjusted valuation	-	-	-	-	-	-	-	-	-	-
Black Scholes options valuation	-	-	-	-	-	1,121	-	-	1,121	1,121
Observable market based inputs	-	-	44,548	-	-	-	-	-	44,548	44,548
Valuation determined by third party general partners	-	-	-	139	5,967	-	-	-	6,106	6,106
Comparable public company metrics discounted for private company market illiquidity	-	-	-	-	-	-	100,871	6,864	107,735	107,735
Totals	$29,295	$13,749	$44,548	$139	$5,967	$1,121	$100,928	$6,864	$159,567	$202,611

Fair values based on:
Quoted market prices	100.0%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	21.2%
Black Scholes credit adjusted valuation	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Black Scholes options valuation	0.0%	0.0%	0.0%	0.0%	0.0%	0.8%	0.0%	0.0%	0.8%	0.5%
Observable market based inputs	0.0%	0.0%	27.9%	0.0%	0.0%	0.0%	0.0%	0.0%	27.9%	22.0%
Valuation determined by third party general partners	0.0%	0.0%	0.0%	0.1%	3.7%	0.0%	0.0%	0.0%	3.8%	3.0%
Comparable public company metrics discounted for private company market illiquidity	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	63.2%	4.3%	67.5%	53.2%
Totals	100.0%	100.0%	27.9%	0.1%	3.7%	0.8%	63.2%	4.3%	100.0%	100.0%

(1)	Marketable securities owned consist mainly of U.S. listed and OTC equity securities.
(2)	Marketable securities sold, but not yet purchased consist mainly of U.S. listed and OTC equity securities.
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

Loans Collateralizing Asset-Backed Securities Issued

Loans collateralizing asset-backed securities issued are recorded at their fair value as of the acquisition date, which then becomes the new basis of the loans. Any unamortized deferred fees or costs that existed prior to the acquisition are written off at that date.

For those loans acquired with evidence of deterioration of credit quality since origination, the total discount from unpaid principal balance to fair value consists of a non-accretable credit discount and an accretable liquidity discount. The accretable portion of the discount is recognized in interest income as an adjustment to the yield of the loan over the contractual life of the loan using the interest method.

For those loans without evidence of deterioration in credit quality since origination, any difference between the Company’s initial investment in the loan and its par value is recorded as a premium or discount, which is amortized or accreted into interest income as a yield adjustment over the contractual life of the loan using the effective interest method, in accordance with ASC 310-20, Nonrefundable Fees and Other Costs.

The Company reviews its loan portfolio at the end of each quarter to identify specific loss reserves on impaired loans or to record losses inherent in the homogenous loan portfolio. As loans collateralizing asset-backed securities issued are considered similar in nature, given the loan terms, ratings and average life expectancy, they are reviewed collectively in the quarterly assessment of loan loss reserves. Even when there are no credit losses identified in any individual loans, experience indicates there are losses inherent in the pooled loan portfolios as of the balance sheet date. The Company uses its loan loss model to estimate the unidentified losses that are inherent in the portfolio as of the balance sheet date and records provisions to its allowance for loan losses quarterly.

For loans acquired at a discount that are not accounted for under ASC 310-30, the allowance for loan losses recorded subsequent to the date of the loan acquisition is determined using the guidance in ASC 450. No allowance on these loans will be recognized until the current book value is accreted past the level of incurred loss. For loans acquired at a premium, the allowance for loan losses recorded subsequent to the date of the loan acquisition is determined in accordance with ASC 450, based on the contractual principal balances. Given the existence of the premium on these loans, the allowance recorded subsequent to acquisition is based on the Company’s quarterly allowance methodology and represents losses inherent in the homogeneous loan portfolio at the balance sheet date. Accordingly, if the Company were to acquire loans at a premium during a particular period, the Company would record an allowance at the end of the quarter in which the loans were acquired.

Refer to “Allowance for Loan Losses” section below for the Company’s quarterly assessment process.

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

Asset-backed Securities Issued

Asset-backed securities issued (“ABS”) represent securities issued to third parties by CLO I and CLO II. The Company consolidated the CLOs for financial reporting purposes. At the acquisition date, the ABS at CLO I were recorded at fair value, which comprised the principal balance outstanding less liquidity discount. The liquidity discount will be amortized into interest expense over the expected remaining lives of the ABS using the interest method. At the issuance date of the instrument, the Company made a policy election not to update the estimated life of the asset on a prospective basis. This conclusion established at the issuance date, was therefore fixed for the instrument.

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

The Company applies the accounting principles related to uncertainty in income taxes. Under the guidance, the Company recognizes a tax benefit from an uncertain position only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authorities’ widely understood administrative practices and precedents. If this threshold is met, the Company measures the tax benefit as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

The Company’s policy for recording interest and penalties associated with the tax audits or unrecognized tax benefits, if any, is to record such items as a component of income tax.

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

 Even though we trade in equity securities as an active participant in both listed and OTC markets and we make markets in approximately 900 stocks, we typically maintain very few securities in inventory overnight to minimize market risk. In addition, we act as agent rather than principal whenever we can and may use a variety of risk management techniques and hedging strategies in the ordinary course of our trading business to manage our exposures. Historically, in connection with our principal investments in publicly-traded equity securities, we have engaged in short sales of equity securities to offset the risk of purchasing other equity securities. In 2012, we engaged in a forward contract derivative to secure the acquisition of certain private equity securities. In the future, we may utilize other hedging strategies such as equity derivative trades.

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

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $29.3 million as of December 31, 2013. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $13.7 million as of December 31, 2013. The net potential loss in fair value for our marketable equity securities portfolio as of December 31, 2013, using a hypothetical 10% decline in prices, is estimated to be approximately $1.6 million. In addition, as of December 31, 2013, we have invested $44.7 million of our own capital in our funds, which are invested primarily in publicly traded equity securities. The net potential loss in fair value for our investments at December 31, 2013, using a hypothetical 10% decline in the funds’ investment portfolios, is estimated to be approximately $4.5 million. A 10% decrease in the fair value of our investment in the equity securities in HGC, HGC II and JMP Capital is immaterial to the Company’s results of operations due to the impact of the non-controlling interest holders. As of December 31, 2013, our interest in HGC and HGC II was 4.69% and 2.38%, respectively.

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

As of December 31, 2013, approximately 80.7% of our combined CLO portfolios had LIBOR floors with a weighted average floor of 1.06%. Many of the loans in CLO portfolios have variable interest rates indexed to LIBOR and subject to a LIBOR floor, which provides additional income during periods when LIBOR rates are below the floor levels.  Loans with a LIBOR floor pay an interest rate of LIBOR plus the applicable margin so long as LIBOR remains above the specified floor level. If, however, LIBOR falls below the floor, the interest rate is the floor level plus the applicable margin. The asset backed securities issued by our CLOs typically have variable interest rates indexed to LIBOR, but do not have LIBOR floors.  Accordingly, in a low interest rate environment, the equity holders of our CLOs benefit from a so called LIBOR floor benefit.  If the LIBOR increases above the applicable LIBOR floors, the variable interest payments on the CLO asset backed securities will also increase, and the LIBOR floor benefit to us will decrease. This would diminish the return on equity of our CLOs that we hold, which could have an adverse impact on our results of operations.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (1992),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2013, the Company maintained effective internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in its report appearing on the following page, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

JMP Group Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows present fairly, in all material respects, the financial position of JMP Group Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, CA

March 13, 2014

JMP Group Inc.

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	As of December 31,
	2013	2012

Assets
Cash and cash equivalents	$65,906	$67,075
Restricted cash and deposits (includes cash on deposit with clearing broker of $150 at both December 31, 2013 and 2012)	68,029	69,813
Receivable from clearing broker	1,280	1,117
Investment banking fees receivable, net of allowance for doubtful accounts of zero at December 31, 2013 and 2012	13,161	5,148
Marketable securities owned, at fair value	29,295	14,347
Incentive fee receivable	7,910	2,945
Other investments (includes $161,518 and $80,945 measured at fair value at December 31, 2013 and 2012, respectively)	161,773	81,161
Loans held for sale, at fair value	-	3,134
Loans held for investment, net of allowance for loan losses	825	150
Small business loans, at fair value	-	38,934
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	727,270	401,003
Interest receivable	1,876	1,229
Fixed assets, net	2,092	2,663
Deferred tax assets	12,492	13,087
Other assets	30,022	8,056
Total assets	$1,121,931	$709,862

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$13,749	$11,567
Accrued compensation	51,347	20,256
Asset-backed securities issued	716,423	415,456
Interest payable	2,767	588
Note payable	15,000	10,486
Line of credit	2,895	28,227
Bond payable	46,000	-
Deferred tax liability	3,625	9,775
Other liabilities	32,885	26,203
Total liabilities	884,691	522,558

Redeemable Non-controlling Interest	-	161
Commitments and Contingencies
JMP Group Inc. Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,780,052 shares issued at both December 31, 2013 and 2012; 21,819,446 and 22,591,649 shares outstanding at December 31, 2013 and 2012, respectively	23	23
Additional paid-in capital	132,547	128,318
Treasury stock, at cost, 960,606 and 188,403 shares at December 31, 2013 and 2012, respectively	(6,076)	(1,007)
Accumulated other comprehensive loss	-	(55)
Retained earnings (Accumulated deficit)	(109)	(408)
Total JMP Group Inc. stockholders' equity	126,385	126,871
Nonredeemable Non-controlling Interest	110,855	60,272
Total equity	237,240	187,143
Total liabilities and equity	$1,121,931	$709,862

See accompanying notes to consolidated financial statements

JMP Group Inc.

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities (“VIE“) included in total assets and total liabilities above:

	As of December 31,
	2013	2012

Cash and cash equivalents	$211	$-
Restricted cash	43,497	56,968
Loans held for sale	-	3,134
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	726,774	401,003
Interest receivable	1,851	1,062
Deferred tax assets	1,935	3,387
Other assets	3,602	32
Total assets of consolidated VIEs	$777,870	$465,586

Accrued Compensation	405	-
Asset-backed securities issued	716,423	415,456
Note payable (1)	4,053	-
Interest payable	1,947	542
Deferred tax liability	1,647	8,437
Other liabilities	882	3,573
Total liabilities of consolidated VIEs	$725,357	$428,008

(1)	December 31, 2013 balance inclusive of intercompany loan.

The asset-backed securities issued by the VIE are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, the assets of the VIE can only be used to settle the obligations of the VIE.

See accompanying notes to consolidated financial statements

JMP Group Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011

Revenues
Investment banking	$74,173	$50,982	$46,114
Brokerage	24,625	21,903	25,461
Asset management fees	25,952	15,775	19,785
Principal transactions	20,727	10,537	1,615
Gain on sale, payoff and mark-to-market of loans	1,806	7,255	16,997
Net dividend income (loss)	535	(29)	1,365
Other income	798	3,800	4,336
Non-interest revenues	148,616	110,223	115,673

Interest income	33,346	32,898	33,356
Interest expense	(30,110)	(39,993)	(35,747)
Net interest income (expense)	3,236	(7,095)	(2,391)

Provision for loan losses	(2,637)	(2,206)	(1,728)

Total net revenues after provision for loan losses	149,215	100,922	111,554

Non-interest expenses
Compensation and benefits	102,432	66,415	89,017
Administration	8,660	6,186	6,649
Brokerage, clearing and exchange fees	3,543	3,806	4,735
Travel and business development	4,416	3,387	3,681
Communications and technology	3,534	3,503	3,988
Occupancy	3,245	3,157	2,927
Professional fees	3,953	3,630	2,955
Depreciation	921	884	721
Impairment loss on purchased management contract	-	-	700
Other	960	420	426
Total non-interest expenses	131,664	91,388	115,799
Net income (loss) before income tax expense	17,551	9,534	(4,245)
Income tax expense (benefit)	3,950	1,581	(1,632)
Net income (loss)	13,601	7,953	(2,613)
Less: Net income (loss) attributable to nonredeemable non-controlling interest	9,973	5,196	(157)
Net income (loss) attributable to JMP Group Inc.	$3,628	$2,757	$(2,456)

Net income (loss) attributable to JMP Group Inc. per common share:
Basic	$0.16	$0.12	$(0.11)
Diluted	$0.16	$0.12	$(0.11)

Dividends declared per common share	$0.145	$0.135	$0.105

Weighted average common shares outstanding:
Basic	22,158	22,582	22,118
Diluted	23,317	22,906	22,118

See accompanying notes to consolidated financial statements

 JMP Group Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended
	2013	2012	2011

Net income (loss)	$13,601	$7,953	$(2,613)
Other comprehensive income (loss)
Unrealized gain (loss) on cash flow hedge, net of tax	55	47	(39)
Comprehensive income (loss)	13,656	8,000	(2,652)
Less: Comprehensive income (loss) attributable to non-controlling interest	9,973	5,196	(157)
Comprehensive income (loss) attributable to JMP Group Inc.	$3,683	$2,804	$(2,495)

See accompanying notes to consolidated financial statements

JMP Group Inc.

Consolidated Statements of Changes in Equity

(In thousands)

	JMP Group Inc. Stockholders' Equity
					Retained	Accumulated	Nonredeemable
				Additional	Earnings	Other	Non-
	Common Stock		Treasury	Paid-In	(Accumulated	Comprehensive	controlling	Total
	Shares	Amount	Stock	Capital	Deficit)	Loss	Interest	Equity
Balance, December 31, 2010	22,070	$22	$(2,210)	$128,151	$4,696	$(63)	$11,456	$142,052
Net loss	-	-	-	-	(2,456)	-	(157)	(2,613)
Additonal paid-in capital - stock-based compensation	-	-	-	804	-	-	-	804
Additonal paid-in capital - excess tax benefit related to stock-based compensation	-	-	-	(335)	-	-	-	(335)
Cash dividends paid to shareholders	-	-	-	-	(2,332)	-	-	(2,332)
Purchases of shares of common stock for treasury	-	-	(6,353)	-	-	-	-	(6,353)
Reissuance of shares of common stock from treasury	-	-	5,552	433	-	-	-	5,985
Common stock issued	340	0	-	3,891	-	-	-	3,891
Distributions to non-controlling interest holders	-	-	-	-	-	-	(2,828)	(2,828)
Unrealized loss on cash flow hedge, net of tax	-	-	-	-	-	(39)	-	(39)
Capital contributions from non-controlling interest holders (1)	-	-	-	-	-	-	18,358	18,358
Balance, December 31, 2011	22,410	$22	$(3,011)	$132,944	$(92)	$(102)	$26,829	$156,590
Net income	-	-	-	-	2,757	-	5,196	7,953
Additonal paid-in capital - stock-based compensation	-	-	-	(7,606)	-	-	-	(7,606)
Cash dividends paid to shareholders	-	-	-	-	(3,073)	-	-	(3,073)
Purchases of shares of common stock for treasury	-	-	(5,649)	-	-	-	-	(5,649)
Reissuance of shares of common stock from treasury	-	-	7,653	240	-	-	-	7,893
Common stock issued	370	1	-	2,740	-	-	-	2,741
Distributions to non-controlling interest holders	-	-	-	-	-	-	(5,774)	(5,774)
Unrealized gain on cash flow hedge, net of tax	-	-	-	-	-	47	-	47
Capital contributions from non-controlling interest holders (1)	-	-	-	-	-	-	34,021	34,021
Balance, December 31, 2012	22,780	$23	$(1,007)	$128,318	$(408)	$(55)	$60,272	$187,143
Net income	-	-	-	-	3,628	-	9,973	13,601
Additonal paid-in capital - stock-based compensation	-	-	-	4,148	-	-	-	4,148
Dividends and dividend equivalents declared on common stock and restricted stock units	-	-	-	-	(3,329)	-	-	(3,329)
Purchases of shares of common stock for treasury	-	-	(5,783)	-	-	-	-	(5,783)
Reissuance of shares of common stock from treasury	-	-	714	81	-	-	-	795
Common stock issued	-	-	-	-	-	-	-	-
Distributions to non-controlling interest holders	-	-	-	-	-	-	(3,913)	(3,913)
Unrealized gain on cash flow hedge, net of tax	-	-	-	-	-	55	-	55
Capital contributions from non-controlling interest holders	-	-	-	-	-	-	67,712	67,712
Deconsolidation of subsidiary (Note 2)	-	-	-	-	-	-	(23,189)	(23,189)
Balance, December 31, 2013	22,780	$23	$(6,076)	$132,547	$(109)	$-	$110,855	$237,240

 (1) Excludes $50 thousand and $111 thousand attributable to redeemable non-controlling interest for the years ended December 31, 2011 and 2012, respectively.

See accompanying notes to consolidated financial statements

JMP Group Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$13,601	$7,953	$(2,613)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	2	-	-
Provision for loan losses	2,637	2,206	1,728
Accretion of deferred loan fees	(1,795)	(2,184)	(1,317)
Amortization of liquidity discount, net	14,867	29,208	21,513
Amortization of debt issuance costs	31	-	-
Amortization of original issue discount, related to CLO II	580	-	-
Interest paid in kind	(485)	(10)	(23)
Gain on sale and payoff of loans	(1,806)	(6,905)	(17,020)
Change in other investments:
Fair value	(16,482)	(5,262)	409
Incentive fees reinvested in general partnership interests	(7,753)	(4,253)	(6,414)
Change in fair value of small business loans	(90)	(340)	46
Realized gain on other investments	(2,895)	(3,046)	(793)
Impairment loss on purchased management contract	-	-	700
Depreciation and amortization of fixed assets	921	884	721
Stock-based compensation expense	5,371	2,492	10,303
Deferred income taxes	(5,554)	(341)	(5,635)
Net change in operating assets and liabilities:
(Increase) decrease in interest receivable	(647)	106	(195)
(Increase) decrease in receivables	7,070	(3,275)	7,554
(Increase) decrease in marketable securities	(14,948)	9,962	(561)
(Increase) decrease in restricted cash (excluding restricted cash reserved for lending activities), deposits and other assets	(3,364)	989	10,333
Increase in marketable securities sold, but not yet purchased	2,182	646	252
Increase (decrease) in interest payable	2,179	(63)	81
Increase (decrease) in accrued compensation and other liabilities	38,417	(21,524)	(2,919)
Net cash provided by operating activities	32,039	7,243	16,150

Cash flows from investing activities:
Purchases of fixed assets	(350)	(1,262)	(1,525)
Purchases of other investments	(76,450)	(28,130)	(16,985)
Sales of other investments	13,580	10,192	8,771
Funding of loans collateralizing asset-backed securities issued	(590,932)	(202,627)	(245,907)
Funding of small business loans	(1,250)	(36,693)	(8,000)
Sale and payoff of small business loans	-	6,128	-
Funding of loans held for investment	(825)	150	-
Sale and payoff of loans collateralizing asset-backed securities issued	220,122	184,082	229,626
Principal receipts on loans collateralizing asset-backed securities issued	49,324	39,383	28,475
Principal receipts on loans held for investment	-	-	1,290
Net change in restricted cash reserved for lending activities	7,125	(20,878)	(12,218)
Cash associated with consolidation / deconsolidation of subsidiaries	(13,344)	-	-
Net cash used in investing activities	(393,000)	(49,655)	(16,473)

See accompanying notes to consolidated financial statements

JMP Group Inc.

Consolidated Statements of Cash Flows—(Continued)

	Year Ended December 31,
	2013	2012	2011
Cash flows from financing activities:
Proceeds from issuance of note payable	15,000	-	-
Proceeds from borrowing on line of credit	3,045	40,127	-
Proceeds from bond issuance	46,000	-	-
Proceeds from issuance of asset-backed securities	311,562	-	-
Payments of debt issuance costs	(1,694)	-	-
Repayment of note payable	(10,486)	(8,736)	(6,987)
Repayment of line of credit	(28,227)	(11,900)
Repayment of asset-backed securities issued	(26,723)	-	-
Dividends and dividend equivalents paid on common stock and RSUs	(3,329)	(3,072)	(2,333)
Purchases of shares of common stock for treasury	(5,783)	(5,649)	(6,353)
Capital contributions of redeemable non-controlling interest holders	134	111	50
Capital contributions of nonredeemable non-controlling interest holders	64,634	34,017	18,358
Distributions to non-controlling interest shareholders	(3,913)	(5,774)	(2,828)
Cash settlement of stock-based compensation	(428)	-	-
Excess tax benefit related to stock-based compensation	-	-	(335)
Net cash provided by (used in) financing activities	359,792	39,124	(428)
Net decrease in cash and cash equivalents	(1,169)	(3,288)	(751)
Cash and cash equivalents, beginning of period	67,075	70,363	71,114
Cash and cash equivalents, end of period	$65,906	$67,075	$70,363

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$11,560	$6,156	$5,382
Cash paid during the period for taxes	$6,912	$16	$5,128

Non-cash investing and financing activities:
Reissuance of shares of common stock from treasury related to vesting of restricted stock units and exercises of stock options	$714	$7,653	$2,332

See accompanying notes to consolidated financial statements

JMP GROUP INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

1. Organization and Description of Business

JMP Group Inc., together with its subsidiaries (collectively, the “Company”), is an independent investment banking and asset management firm headquartered in San Francisco, California. The Company conducts its brokerage business through JMP Securities LLC (“JMP Securities”), its asset management business through Harvest Capital Strategies LLC (“HCS”) and HCAP Advisors LLC (“HCAP Advisors“), its corporate credit business through JMP Credit Corporation (“JMP Credit”) and JMP Credit Advisors LLC (“JMPCA”), and certain principal investments through JMP Capital LLC (“JMP Capital”). The above entities, other than HCAP Advisors, are wholly-owned subsidiaries. JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. From September 2011 through May 2013, the Company also conducted corporate credit business through partially owned Harvest Capital Credit LLC (“HCC LLC”). On December 18, 2012, HCAP Advisors was formed as a Delaware Limited Liability Company. Effective May 1, 2013, HCAP Advisors provides investment advisory services to Harvest Capital Credit Corporation (“HCC”). Through JMPCA, the Company manages Cratos CLO I Holdings, LLC ("CLO I", "Cratos"), JMPCA CLO II Ltd (“CLO II“) and JMPCA CLO III Ltd (“CLO III”).

Recent Transactions

On April 3, 2013, entities sponsored by JMP Group Inc. priced a $343.8 million collateralized loan obligation (“CLO”). The senior notes offered in this transaction (the “Secured Notes”) were issued by JMP Credit Advisors CLO II Ltd., a special purpose Cayman vehicle, and co-issued in part by CLO II, a special purpose Delaware vehicle, and were backed by a diversified portfolio of broadly syndicated leveraged loans. The Secured Notes were issued in multiple tranches and are rated by Standard & Poor’s Ratings Services and, in respect of certain tranches, Moody’s Investors Service, Inc. The Secured Notes were priced with a weighted average coupon of three-month LIBOR plus 1.86%. The Company, through a wholly-owned subsidiary, retained $17.3 million of the subordinated notes of the issuer (the “Subordinated Notes”). The Subordinated Notes do not bear interest and are not rated. The transaction closed on April 30, 2013. The Company manages CLO II, and owns approximately 73% of the Subordinated Notes.

HCAP Advisors was formed on December 18, 2012. HCAP Advisors appointed JMP Group LLC as its Manager effective May 1, 2013, and began offering investment advisory services. The Company owns a 51% equity interest in HCAP Advisors. HCAP Advisors borrowed $2.5 million from JMP Capital, to be repaid in quarterly installments, commencing on the last business day of March 2015, with the last such installment due and payable on December 31, 2017. HCAP Advisors used these funds to pay the underwriters a portion of the sales load in the amount of $2.5 million, related to the IPO of HCC. HCC is not obligated to repay the portion of the sales load paid by HCAP Advisors.

On December 11, 2013 CLO III closed on a $100.0 million warehouse credit agreement with BNP Paribas. CLO III is a special purpose vehicle whose debt, upon funding, will be secured by a diversified portfolio of broadly syndicated leveraged loans. The warehouse has a twelve month revolving period. As of December 31, 2013, CLO III held a $0.5 million loan in its portfolio; however, the entity had not yet issued asset-backed securities. Given the intent of the CLO III structure, the loan was included in the loans collateralizing asset-backed securities line item on the Consolidated Statements of Financial Condition.

On August 18, 2011, HCS formed HCC LLC to make direct investments in the form of subordinated debt and, to a lesser extent, senior debt and minority equity investments, in privately-held U.S. small to mid-size companies. On December 26, 2012, HCC filed a registration statement on Form N-2 with the SEC in connection with a proposed initial public offering as a Business Development Company (“BDC”) under the Investment Company Act of 1940. On April 25, 2013, HCC entered into an acquisition agreement with HCC LLC. Pursuant to this acquisition agreement, HCC acquired HCC LLC, and the holders of membership interests in HCC LLC received shares of HCC common stock in exchange for their interests in HCC LLC. In addition, the number of units underlying each warrant, and the exercise price thereof, were converted into its common stock equivalent. HCC engaged HCAP Advisors to act as its adviser. Subject to the overall supervision of the HCC independent board of directors, HCAP Advisors manages HCC’s day-to-day operations and provides investment advisory services. On May 2, 2013, HCC priced its initial public offering of 3.4 million shares of its common stock at a price of $15.00 per share, raising $51.0 million in gross proceeds. The underwriters of the offering were granted a 30-day option to purchase up to an additional 433,333 shares of common stock from the company. That option was exercised on May 15, 2013, raising an additional $6.5 million. After the offering, the Company’s ownership of HCC was 11.6%.

The Company performed a consolidation analysis at the time of the offering. After the IPO, HCC’s equity was sufficient, the holders of the equity had the characteristics of a controlling financial interest, and the investors had proportionate voting rights. Therefore, the Company determined HCC would not be considered a VIE. The Company applied the voting model. At the time of the initial public offering, the governance structure of HCC was reorganized, which diluted the Company’s influence. For votes on matters related to the Company, such as the approval of the investment advisory agreement or the administration agreement, interested directors are excluded because they are “interested parties.” Due to the additional shares issued through HCC’s initial public offering, the Company’s consolidated direct ownership interest in HCC was reduced from 31.1% to 11.6%. The Company, therefore, did not have a majority voting interest, and consolidation was no longer appropriate. The Company accounts for its investment in HCC using the fair value option.

2. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements and accompanying notes present the consolidated financial condition of the Company as of December 31, 2013 and December 31, 2012. Consolidated results of operations, stockholders’ equity and cash flows are presented for the Company for the years ended December 31, 2013, 2012 and 2011.

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities, HCS, JMP Capital, JMP Credit, JMPCA, and the partially-owned subsidiaries Harvest Growth Capital LLC (“HGC”) (effective April 1, 2010), Harvest Growth Capital II LLC (“HGC II”) (effective October 1, 2012), HCC LLC (from August 18, 2011 through May 2, 2013), CLO I, CLO II (effective April 30, 2013), CLO III (effective December 11, 2013), and HCAP Advisors (effective May 1, 2013). All material intercompany accounts and transactions have been eliminated in consolidation.

The Company performs consolidation analyses on entities to identify VIEs and determine appropriate accounting treatment. An entity is considered a VIE and, therefore, would be subject to the consolidation provisions of ASC 810-10-15 if, by design, equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. When the Company enters into a transaction with a VIE, the Company determines if it is the primary beneficiary of the VIE by performing a qualitative analysis of the VIE that includes a review of, among other factors, its capital structure, contractual terms, related party relationships, the Company’s fee arrangements and the design of the VIE.

JMPCA manages CLO I, CLO II and CLO III. The Company assesses whether the CLOs meet the definition of a VIE, and whether the Company qualifies as the primary beneficiary. CLOs determined not to meet the definition of a VIE are considered voting interest entities for which the voting rights are evaluated to determine if consolidation is necessary. CLO I and CLO II were determined to be VIEs and the Company, which manages the CLOs and owns approximately 94% and 73% of the subordinated notes in CLO I and CLO II, respectively, is deemed the primary beneficiary. As a result, the Company consolidates the assets and liabilities of the CLO securitization entities, and the underlying loans owned by the CLO entities are shown on our Consolidated Statements of Financial Condition under loans collateralizing asset-backed securities issued and the asset-backed securities (“ABS”) issued to third parties are shown under asset-backed securities issued. See Note 5 and Note 8 for information pertaining to the loans owned and ABS issued by the CLOs, respectively.

CLO III was determined not to be a VIE as of December 31, 2013, as the entity’s equity was sufficent, the holders of the equity had the characteristics of a controlling financial interest, and the investors had proportionate voting rights. The Company assessed whether consolidation would be applicable using the voting model, with consideration to its ownership investment in CLO III, and the level of its influence. Due to JMPCA’s 100% equity stake in the CLO and its management of the vehicle, the Company consolidates CLO III in its financial statements.

HCS currently manages several asset management funds, which are structured as limited partnerships, and is the general partner of each. The Company assesses whether these partnerships meet the definition of a VIEs in accordance with ASC 810-10-15-14, and whether the Company qualifies as the primary beneficiary. Funds determined not to meet the definition of a VIE are considered voting interest entities for which the rights of the limited partners are evaluated to determine if consolidation is necessary. Such guidance provides that the presumption that the general partner controls the limited partnership may be overcome if the limited partners have substantive kick-out rights. Except for HGC and HGC II, the partnership agreements for these funds provide for the right of the limited partners to remove the general partners by a simple majority vote of the non-affiliated limited partners. Because of these substantive kick-out rights, the Company, as the general partner, does not control these funds, and therefore does not consolidate them except for HGC and HGC II. The Company accounts for its investments in these non-consolidated funds under the equity method of accounting.

The limited liability agreements of HGC and HGC II do not provide for the right of the members to remove the manager by a simple majority vote of the non-affiliated members and therefore the manager (with a minority interest in the limited liability company) is deemed to control the funds. As a result we consolidated HGC from its inception on April 1, 2010 and HGC II from its inception on October 1, 2012.

The Company performed the consolidation analysis for HCAP Advisors, and concluded it was a VIE, based on insufficient equity at risk. As a result, the Company is considered the primary beneficiary and consolidates the assets and liabilities.

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

Asset Management Fees

Asset management fees for hedge funds, hedge funds of funds, private equity funds, HCC and New York Mortgage Trust (“NYMT”) consist of base management fees and incentive fees. The Company recognizes base management fees on a monthly basis over the period in which the investment services are performed. Base management fees earned by the Company are generally based on the fair value of assets under management and the fee schedule for each fund and account. Base management fees for hedge funds and hedge funds of funds are calculated at the investor level using their quarter-beginning capital balance adjusted for any contributions or withdrawals. Base management fees for private equity funds are calculated at the investor level using their aggregate capital commitments during the commitment period, which is generally three years from first closing, and on invested capital following the commitment period. Base management fees for HCC LLC are calculated based on the average value of our gross assets, reduced by the amount outstanding on its credit facility with JMP Group LLC, at the end of the two most recently completed calendar quarters. Refer to Note 7 for further information relating to this credit facility. The Company also earns incentive fees for hedge funds and hedge funds of funds that are based upon the performance of investment funds and accounts. Such fees are either a specified percentage of the total investment return of a fund or account or a percentage of the excess of an investment return over a specified highwater mark or hurdle rate over a defined performance period. For most funds, the highwater mark is calculated using the greatest value of a partner’s capital account as of the end of any performance period, increased for contributions and decreased for withdrawals. Incentive fees are recognized as revenue at the end of the specified performance period. Generally, the performance period used to determine the incentive fee is quarterly for the hedge funds and NYMT, and annually for the hedge funds of funds managed by HCS. Generally, the incentive fees are reinvested in the investment funds in which the Company holds a general partner investment and withdrawn at the end of the year. The incentive fees are not subject to any contingent repayments to investors or any other clawback arrangements. Incentive fees for private equity funds and HCC LLC are based on a specified percentage of realized gains from the disposition of each portfolio investment in which each investor participates, and are earned by the Company after returning contributions by the investors for that portfolio investment and for all other portfolio investments in which each such investor participates that have been disposed of at the time of distribution. For both private equity funds and HCC LLC, fees are eliminated upon consolidation.

Asset management fees for the CLOs the Company managed through the year consisted of senior and subordinated base management fees. The Company recognizes base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As the Company consolidates all of the CLOs, the management fees earned at JMPCA from the CLOs are eliminated upon consolidation in accordance with GAAP.

Principal transactions

Principal transaction revenues include realized and unrealized net gains and losses resulting from our principal investments in equity and other securities for the Company’s account and in equity-linked warrants received from certain investment banking clients, limited partner investments in private funds managed by third parties, and our investment in NYMT and HCC. Principal transaction revenues also include earnings (or losses) attributable to investment partnership interests managed by our asset management subsidiary, HCS, which are accounted for using the equity method of accounting. Principal transaction revenues also include unrealized gains and losses on the private equity securities owned by HGC and HGC II, private equity funds managed by HCS which is consolidated in our financial statements, as well as unrealized gains and losses on the investments in private companies sponsored by JMP Group LLC (“JMPG LLC”) and JMP Capital.

The Company’s principal transaction revenues for these categories for the years ended December 31, 2013, 2012 and 2011 are as follows:

(In thousands)	Year Ended December 31,
	2013	2012	2011

Equity and other securities excluding non-controlling interest	$14,533	$7,494	$1,339
Warrants and other investments	2,200	393	(674)
Investment partnerships	3,994	2,650	950
Total principal transaction revenues	$20,727	$10,537	$1,615

 Gain on Sale, Payoff and Mark-to-market of Loans

Gain on sale, payoff and mark-to-market of loans consists of gains from the sale and payoff of loans collateralizing asset-backed securities and loans held for sale at JMP Credit, and small business loans at HCC LLC (through May 2, 2013). This line item also includes lower of cost or market adjustments arising from loans held for sale and fair value adjustments to reflect the change in portfolio investment values at HCC LLC.

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

Interest Expense

Interest expense primarily consists of interest expense incurred on asset-backed securities issued and note payable, and the amortization of bond issuance costs. Interest expense on asset-backed securities issued is the stated coupon as a percentage of the principal amount payable as well as amortization of liquidity discount which was recorded at the acquisition date of CLO I. See Asset-Backed Securities Issued below for more information. Interest expense is recorded on the accrual basis in accordance with the terms of the respective asset-backed securities issued and note payable.

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

Restricted Cash and Deposits

Restricted cash and deposits include principal and interest payments that are collateral for the asset-backed securities issued by CLOs. They also include proceeds from short sales deposited with brokers that cannot be removed unless the securities are delivered, cash collateral supporting standby letters of credit issued by JMP Credit, cash on deposit for operating leases, and cash on deposit with JMP Securities’ clearing broker.

Restricted cash consisted of the following at December 31, 2013 and 2012:

	As of December 31,
(In thousands)	2013	2012
Principal and interest payments held as collateral for asset-backed securities issued	$43,249	$56,720
Cash collateral supporting standby letters of credit	248	248
Proceeds from short sales	13,749	11,567
Deposit related to CLO III warehouse credit agreement	9,505	-
Deposit with clearing broker	150	150
Deposits for operating leases	1,128	1,128
	$68,029	$69,813

Receivable from Clearing Broker

The Company clears customer transactions through another broker-dealer on a fully disclosed basis. At both December 31, 2013 and December 31, 2012, the receivable from clearing broker consisted solely of commissions related to securities transactions.

Investment Banking Fees Receivable

Investment banking fees receivable include receivables relating to the Company’s investment banking or advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis. Investment banking fees receivable which are deemed to be uncollectible are charged off and the charge-off is deducted from the allowance. The allowance for doubtful accounts related to investment banking fees receivable were zero at December 31, 2013 and 2012.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 4 for the disclosures related to the fair value of our marketable securities and other investments.

Most of the Company’s financial instruments, other than loans collateralizing asset-backed securities issued, asset-backed securities issued, are recorded at fair value or amounts that approximate fair value.

Marketable securities owned, other investments at fair value, and marketable securities sold, but not yet purchased are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item principal transactions in the accompanying Consolidated Statements of Operations.

Fair value of the Company’s financial instruments is generally obtained from quoted market prices, third-party pricing services, or alternative pricing methodologies that the Company believes offer reasonable levels of price transparency. To the extent that certain financial instruments trade infrequently or are non-marketable securities and, therefore, do not have readily determinable fair values, the Company estimates the fair value of these instruments using various pricing models and the information available to the Company that it deems most relevant. Among the factors considered by the Company in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, the Black-Scholes Options Valuation methodology adjusted for active market and other considerations on a case-by-case basis and other factors generally pertinent to the valuation of financial instruments.

For disclosure purposes, the fair values for each of the loans held at CLO I, CLO II and CLO III were calculated using third-party pricing services. The average number of third-party pricing quotes received for CLO I, CLO II and CLO III were three, four and three, respectively, for December 31, 2013. Valuations obtained from third-party pricing services are considered reflective of executable prices. Data is obtained from multiple sources and compared for consistency and reasonableness.

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

Also included in other investments are warrants on public and private common stock owned by JMP Securities and HCC LLC, private equity securities owned by HGC, HGC II and JMP Capital, investments in private companies sponsored by JMPG LLC and JMP Capital. The warrants on public and private common stock are generally received in connection with investment banking transactions or origination of loans. Such warrants are fair valued at the date of issuance and marked-to-market as of each reporting period using the Black-Scholes Options Valuation methodology. HCC LLC values its investments for which market quotations are readily available from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). HCC LLC engages independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least once quarterly. The fair value of the private equity securities owned by HGC, HGC II and JMP Capital is determined by the Company using comparable public company metrics discounted for private company market illiquidity. The interest rate cap derivative instrument fair value is determined from counterparty price quotations.

The Company follows the authoritative guidance included in GAAP on the fair value option which provides companies with a choice to report selected financial assets and financial liabilities at fair value. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in the Consolidated Statements of Operations. The Company elected to apply the fair value option to the investments in HCC common stock. The primary reason for electing the fair value option was to measure these gains on our investments on the same basis as our other equity securities, all of which are stated at fair value.

In 2013, the Company recorded unrealized gains of $20 thousand and $0.5 million in net dividend income on the above investment in HCC. The gains on the investments in HCC are reported in Principal Transactions in the Consolidated Statements of Operation.

Derivative Financial Instruments

On May 29, 2010, the Company entered into an interest rate cap contract in order to hedge the interest rate exposure of its short-term and long-term borrowings. Such derivative financial instrument was recorded in the Consolidated Statements of Financial Condition at fair value. At the inception of the contract, the Company designated and documented the derivative contract as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). For this cash flow hedge, the Company recorded changes in the fair value of this derivative to the extent that it is effective in other comprehensive (loss) income and subsequently reclassified these changes in fair value to net income in the same period(s) that the hedged transaction affects earnings. Such reclassification from other comprehensive income (loss) to earnings was recorded in the same financial statement category as the hedged item. The Company formally documented at inception its hedge relationships, including identification of the hedging instruments and the hedged items, its risk management objectives, strategy for undertaking the hedge transaction and the Company’s evaluation of effectiveness of its hedged transactions. Periodically, the Company also formally assessed whether the derivative designated in each hedging relationship was expected to be and had been highly effective in offsetting changes in cash flows of the hedged item using the dollar offset method. On December 31, 2013, the interest rate cap expired.

The Company entered into a forward purchase contract to secure the acquisition of shares of a privately-held company. The contract and subsequent amendment incorporates downside protection for up to two years, for a cost basis of $5.0 million. In January 2012, the Company exchanged $5.0 million for physical custody of the shares. For two years beginning December 1, 2012, the Company could, at its discretion, become the beneficial and record holder of the shares. If the Company has not yet exercised its option at December 1, 2014, the shares will be assigned automatically to the Company. This contract is recorded in Other Investments in the Consolidated Statements of Financial Condition at fair value. The Company records changes in the fair value of this forward contract as unrealized gain or loss in Principal Transactions. Once the shares are in the Company’s name, the shares will be accounted for as equity securities, remaining in Other Investments in the Consolidated Statements of Financial Condition.

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

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. A description of the valuation techniques utilized for the fair value of the financial instruments in this category is as follows:

•	General partner investment in funds of funds and limited partner investment in mortgage and private equity funds: determined by net asset value provided by third-party general partners;

•	Warrants: JMP Securities investments determined by the Company using the Black-Scholes Options Valuation model;

•	Warrants and Other: HCC LLC investments determined by the Company using public and private comparable transactions;

•

Private equity securities and forward purchase contract: HGC, HGC II and JMP Capital investment in private companies, determined by the Company using comparable public company metrics discounted for private company market illiquidity, and

•	Small business loans: HCC LLC investments determined by the Company using discounted cash flow.

The Company’s Level 3 assets consist primarily of private equity securities held by HGC, HGC II and JMP Capital. For investments acquired close to the valuation date, the Company uses the most recent purchase price to reflect the fair value of the investment. For all other investments, the Company determines fair value using a blended approach considering comparable public company metrics and comparable M&A transactions, discounted for private company market illiquidity. The Company applies the same valuation methodology to all HGC, HGC II, and JMP Capital private equity investments.

The valuations are reviewed and approved by the HGC Valuation Committee, which meets quarterly to discuss investment valuations and any significant or unusual events that have an impact on the valuation results. Fluctuations are generally driven by changes in peer public company performance, recent M&A activity, or revised financial information of the investee. The assumptions used in the valuation calculations (discounts, allocations, estimates, etc.) are assessed, with consideration to market and regulatory conditions, as well as company specific conditions, for events or circumstances that would indicate changes in the value. Peer companies are reviewed to determine whether the group selected remains appropriate, based on the market, customer, size, and growth rate.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as “Level 3.”

Loans

Accounting guidance requires that the Company present and disclose certain information about its financing receivables by portfolio segment and/or by class of receivables. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine the allowance for credit losses. A class of financing receivables is defined as the level of information (below a portfolio segment) that enables a reader to understand the nature and extent of exposure to credit risk arising from financing receivables. The Company’s portfolio segments are loans held for sale, small business loans and loans collateralizing asset-backed securities issued. The Company has treated the loans held for investment as a single class given the small size of the respective loan portfolios as of December 31, 2013 and 2012. The classes within these portfolio segments are Asset Backed Loan (“ABL”), ABL – stretch, Cash Flow and Enterprise Value.

Loans Held for Sale

Loans that the Company intends to sell in the foreseeable future are designated as loans held for sale. Once identified as such, the loans are recorded at the lower of cost or market. A quarterly evaluation is performed on a specific identification basis. The Company employs anticipated cash flows, discounted at an appropriate market credit adjusted interest rate to determine the fair value of the loans held for sale. Internally developed and third-party estimation tools are used to measure credit risk (loan ratings, probability of default, and exposure at default). An allowance is not recorded for loans held for sale as the determination of fair value incorporates the credit risk calculation. The adjustment to the lower of cost or market is recognized in the Consolidated Statements of Operations in the gain on sale, payoff and mark-to-market of loans. All loans held for sale are considered performing as of December 31, 2013 and 2012.

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

Small Business Loans

Small business loans represent the secured subordinated debt extended by HCC LLC to small to mid-sized companies. At inception, the loans were carried at the principal amount outstanding net of deferred fees, deferred costs and the allowance for loan losses. Changes to adopt investment company accounting were retrospectively applied and consolidated financial statements reflect the change in accounting principle as of 2011. HCC LLC reported all investments, including debt investments, at market value or, in the absence of a readily available market value, at fair value, with unrealized gains and losses recorded in Gain on sale, payoff and mark-to-market on the Consolidated Statements of Operations, until the deconsolidation of HCC LLC on May 2, 2013.

The Company accrues interest income it expects to ultimately collect. Generally, when an interest payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, the Company will place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed collectible.

For loans with contractual payment-in-kind (“PIK”) interest income, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. Loan origination fees - net of direct loan origination costs, original issue discount and market discount or premium will be capitalized, and the Company accretes or amortizes such amounts using the effective interest method as interest income over the contractual life of the loan. Upon the prepayment of a loan or debt security, any unamortized net loan origination fee will be recorded as interest income. Loan exit fees that are contractually required to be paid at the termination or maturity of the loan will be accreted to interest income over the contractual term of the loan. The Company suspends the accretion of interest income for any loans or debt securities placed on non-accrual status. The Company may also collect other prepayment premiums on loans. These prepayment premiums are recorded as interest income.

Loans Collateralizing Asset-Backed Securities Issued

Loans collateralizing asset-backed securities issued are recorded at their fair value as of the acquisition date, which then becomes the new basis of the loans. Any unamortized deferred fees or costs that existed prior to the acquisition are written off at that date.

For those loans acquired with evidence of deterioration of credit quality since origination, the total discount from unpaid principal balance to fair value consists of a non-accretable credit discount and an accretable liquidity discount. The accretable portion of the discount is recognized into interest income as an adjustment to the yield of the loan over the contractual life of the loan using the interest method.

For those loans without evidence of deterioration in credit quality since origination, any difference between the Company’s initial investment in the loan and its par value is recorded as a premium or discount, which is amortized or accreted into interest income as a yield adjustment over the contractual life of the loan using the effective interest method, in accordance with ASC 310-20, Nonrefundable Fees and Other Costs.

The Company reviews its loan portfolio at the end of each quarter to identify specific loss reserves on impaired loans or to record losses inherent in the homogenous loan portfolio. As loans collateralizing asset-backed securities issued are considered similar in nature, given the loan terms, ratings and average life expectancy, they are reviewed collectively in the quarterly assessment of loan loss reserves. Even when there are no credit losses identified in any individual loans, experience indicates there are losses inherent in the pooled loan portfolios as of the balance sheet date. The Company uses its loan loss model to estimate the unidentified losses that are inherent in the portfolio as of the balance sheet date and records provisions to its allowance for loan losses quarterly.

For loans acquired at a discount that are not accounted for under ASC 310-30, the allowance for loan losses recorded subsequent to the date of the loan acquisition is determined using the guidance in ASC 450. No allowance on these loans will be recognized until the current book value is accreted past the level of incurred loss. For loans acquired at a premium, the allowance for loan losses recorded subsequent to the date of the loan acquisition is determined in accordance with ASC 450, based on the contractual principal balances. Given the existence of the premium on these loans, the allowance recorded subsequent to acquisition is based on the Company’s quarterly allowance methodology and represents losses inherent in the homogeneous loan portfolio at the balance sheet date. Accordingly, if the Company were to acquire loans at a premium during a particular period, the Company would record an allowance at the end of the quarter in which the loans were acquired.

Refer to “Allowance for Loan Losses” section below for the Company’s quarterly assessment process.

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

Loans are considered past due if the required principal and interest payment have not been received as of the date such payments were due. Loans or positions of loans that are deemed to be uncollectible are charged off and the charged-off amount is deducted from the allowance.

In determining the required allowance for loan losses inherent in the portfolio, the following factors are considered: 1) the expected loss severity rate for each class of loans, 2) the current Moody’s Investors Service (“Moody’s”) rating and related probability of default, 3) the existing liquidity discount on the loans (when applicable), 4) internal loan ratings, and 5) loan performance.

●

Expected loss severity rate for each class of loans: The Company’s loans are classified as either ABL, ABL – stretch, Cash Flow or Enterprise Value. The loss severity given a default is expected to be lowest on a conforming ABL loan, because the value of the collateral is typically sufficient to satisfy most of the amount owed. For ABL – stretch loans, the loss severity given a default is expected to be higher than for a conforming ABL loan because of less collateral coverage. For Cash Flow loans, the loss severity given a default is expected to be higher than ABL stretch loans, since generally less collateral coverage is provided for this class of loans. For Enterprise Value loans, the loss severity given a default is expected to be the highest, assuming that if the obligor defaults there has probably been a significant loss of enterprise value in the business. Loss severity estimates take into consideration current economic conditions such as overall macroeconomic trends, the amount of liquidity in the market and the condition of the CLO market.

●

Moody’s rating and related probability of default: Moody uses factors such as, but not limited to, the borrower’s leverage, use of proceeds, cash flows, growth rate, industry condition, concentration of risks, EBITDA margins and others factors. The lower the rating a loan carries, the higher the risk. Moody’s publishes a probability of default for each rating class based on historical loss experience with loans of similar credit quality, and taking into consideration current economic conditions such as industry default rates, the amount of liquidity in the market and other macroeconomic trends. The higher the loan is rated, the less probability there is of a default. The Company updates the Moody’s rating assigned to a loan whenever Moody’s changes its rating for the loan.

●

Existing liquidity discount on the loans: For non-impaired loans held at Cratos at the acquisition date, a liquidity discount was recorded to reflect the fair value of those loans. To the extent that the liquidity discount on a loan is greater than the component of the general reserve attributable to that loan, no general reserve is recorded. If the pooled reserve for a loan is greater than its liquidity discount, the amount by which it exceeds the liquidity discount will be included in the pooled reserve calculation.

●

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

1	Investment exceeding expectations and/or a capital gain is expected.
2	Investment generally performing in accordance with expectations.
3	Investment performing below expectations and requires closer monitoring.
4	Investment performing below expectations where a higher risk of loss exists.
5	Investment performing significantly below expectations where the Company expects to experience a loss.

●	Performance ratings:

	Performing	Non-impaired loans
	Non-performing	Impaired loans

Asset-Backed Securities Issued

Asset-backed securities issued (“ABS”) represent securities issued to third parties by CLO I and CLO II. At the acquisition date, the ABS at CLO I were recorded at fair value, which comprised the principal balance outstanding less liquidity discount. The liquidity discount was amortized into interest expense over the original expected remaining lives of the ABS using the interest method. At the issuance date of the instrument, the Company made a policy election not to update the estimated life of the asset on a prospective basis. This conclusion established at the issuance date, was therefore fixed for the instrument.

As of December 31, 2013, CLO III was not yet funded. Upon funding, debt held at CLO III will be secured by a diversified portfolio of broadly syndicated leveraged loans.

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

The Company applies the accounting principles related to uncertainty in income taxes. Under the guidance, the Company recognizes a tax benefit from an uncertain position only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authorities’ widely understood administrative practices and precedents. If this threshold is met, the Company measures the tax benefit as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

The Company’s policy for recording interest and penalties associated with the tax audits or unrecognized tax benefits, if any, is to record such items as a component of income tax.

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

In accordance with generally accepted valuation practices for stock-based awards issued as compensation, the Company uses the Black-Scholes option-pricing model or other quantitative models to calculate the fair value of option awards. The quantitative models require subjective assumptions regarding variables such as future stock price volatility, dividend yield and expected time to exercise, which greatly affect the calculated values.

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

ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists was issued to provide guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity settles at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The Company does not believe the adoption of ASU 2013-11 on January 1, 2014 will have a material impact on its financial statement disclosures.

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at December 31, 2013 and 2012:

	At December 31, 2013
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$65,906	$65,906	$-	$-	$65,906
Restricted cash and deposits	68,029	68,029	-	-	68,029
Marketable securities owned	29,295	29,295	-	-	29,295
Other investments	161,773	57	49,389	112,072	161,518
Loans held for investment, net of allowance for loan losses	825	-	-	693	693
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	727,270	-	737,327	-	737,327
Long term receivable	1,152	-	-	1,364	1,364
Total assets:	$1,054,250	$163,287	$786,716	$114,129	$1,064,132

Liabilities:
Marketable securities sold, but not yet purchased	$13,749	$13,749	$-	$-	$13,749
Asset-backed securities issued	716,423	-	710,961	-	710,961
Note payable	15,000	-	15,000	-	15,000
Line of credit	2,895	-	2,895	-	2,895
Bond payable	46,000	-	46,552	-	46,552
Total liabilities:	$794,067	$13,749	$775,408	$-	$789,157

	At December 31, 2012
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$67,075	$67,075	$-	$-	$67,075
Restricted cash and deposits	69,813	69,813	-	-	69,813
Marketable securities owned	14,347	14,347	-	-	14,347
Other investments	81,161	865	28,137	51,943	80,945
Loans held for investment, net of allowance for loan losses	150	-	-	150	150
Loans held for sale	3,134	-	3,134	-	3,134
Small business loans	38,934	-	3,487	35,447	38,934
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	401,003	-	406,313	5,716	412,029
Long term receivable	1,342	-	-	1,647	1,647
Total assets:	$676,959	$152,100	$441,071	$94,903	$688,074

Liabilities:
Marketable securities sold, but not yet purchased	$11,567	$11,567	$-	$-	$11,567
Asset-backed securities issued	415,456	-	404,341	-	404,341
Note payable	10,486	-	10,486	-	10,486
Line of credit	28,227	-	28,227	-	28,227
Total liabilities:	$465,736	$11,567	$443,054	$-	$454,621

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at December 31, 2013 and 2012:

(In thousands)	December 31, 2013
	Level 1	Level 2	Level 3	Total

Marketable securities owned	$29,295	$-	$-	$29,295
Other investments:
Investments in hedge funds managed by HCS	-	44,647	-	44,647
Investments in funds of funds managed by HCS	-	-	139	139
Total investment in funds managed by HCS	-	44,647	139	44,786
Investments in private equity/ real estate funds	-	-	5,967	5,967
Warrants and other held at JMPS and JMPG LLC	-	-	1,121	1,121
Equity securities in HGC, HGC II and JMP Capital	57	4,742	97,981	102,780
Forward purchase contract	-	-	6,864	6,864
Total other investments	57	49,389	112,072	161,518
Total assets:	$29,352	$49,389	$112,072	$190,813

Marketable securities sold, but not yet purchased	13,749	-	-	13,749

Total liabilities:	$13,749	$-	$-	$13,749

(In thousands)	December 31, 2012
	Level 1	Level 2	Level 3	Total

Marketable securities owned	$14,347	$-	$-	$14,347
Small business loans	-	3,487	35,447	38,934
Other investments:
Investments in hedge funds managed by HCS	-	27,907	-	27,907
Investments in funds of funds managed by HCS	-	-	109	109
Total investment in funds managed by HCS	-	27,907	109	28,016
Investment in private equity fund	-	-	2,332	2,332
Warrants and other held at JMPS	-	-	413	413
Warrants and equity securities held at HCC LLC	-	-	2,577	2,577
Equity securities in HGC, HGC II and JMP Capital	865	230	41,075	42,170
Forward purchase contract	-	-	5,437	5,437
Total other investments	865	28,137	51,943	80,945
Total assets:	$15,212	$31,624	$87,390	$134,226

Marketable securities sold, but not yet purchased	11,567	-	-	11,567

Total liabilities:	$11,567	$-	$-	$11,567

The Company holds a limited partner investment in a private equity fund. This fund aims to achieve medium to long-term capital appreciation by investing in a diversified portfolio of technology companies that leverage the growth of Greater China. The Company also holds an investment in a real estate fund, which aims to generate revenue stream from investments in real estate joint ventures.

The Company’s Level 2 assets held in other investments consist of small business loans (through May 2, 2013), investments in hedge funds managed by HCS, and equity securities in HGC, HGC II, and JMP Capital. The fair value of the Level 2 small business loans is calculated using the average market bid and ask quotation obtained from a loan pricing service. The fair value of the investment in hedge funds is calculated using the net asset value. These assets are considered Level 2, as the underlying hedge funds are mainly invested in publicly traded stocks whose value is based on quoted market prices. The Level 2 equity securities in HGC, HGC II, and JMP Capital reflect investments in public securities, where the Company is subject to a lockup period. The fair value of the Level 2 equity securities in HGC, HGC II and JMP Capital is calculated by applying a discount rate to the quoted market prices of the portfolio securities due to lack of marketability.

The following tables provide a reconciliation of the beginning and ending balances for the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012:

(In thousands)	Balance as of December 31, 2012	Purchases	Sales	Settlements	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers in/(out) of Level 3	Balance as of December 31, 2013	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
Investments in funds of funds managed by HCS	$109	$-	$-	$-	$30	$-	$139	$30
Limited partner investment in private equity fund	2,332	3,009	-	(658)	1,284	-	5,967	1,284
Warrants and other held at JMPS	413	42	(206)	-	872	-	1,121	784
Warrants and equity held at HCC LLC	2,577	100	-	-	425	(3,102)	-	-
Small business loans	35,447	1,771	(43)	-	30	(37,205)	-	-
Equity securities held by HGC, HGC II and JMP Capital	41,075	50,622	-	-	17,119	(10,835)	97,981	17,119
Forward Purchase Contract	5,437	-	-	-	1,427	-	6,864	1,427
Total Level 3 assets	$87,390	$55,544	$(249)	$(658)	$21,187	$(51,142)	$112,072	$20,644

(1)	No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

(In thousands)	Balance as of December 31, 2011	Purchases	Sales	Settlements	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers in/(out) of Level 3	Balance as of December 31, 2012	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
Investments in funds of funds managed by HCS	$102	$-	$-	$-	$7	$-	$109	$7
Limited partner investment in private equity fund	2,585	25	-	(49)	(229)	-	2,332	(229)
Warrants and other held at JMPS	617	20	-	-	(224)	-	413	(112)
Warrants and equity held at HCC	-	946	-	-	1,631	-	2,577	1,631
Small business loans	3,902	34,823	(3,673)	-	395	-	35,447	217
Equity securities held by HGC, HGC II and JMP Capital	20,707	20,000	-	-	1,581	(1,213)	41,075	1,581
Forward Purchase Contract	-	5,000	-	-	437	-	5,437	437
Total Level 3 assets	$27,913	$60,814	$(3,673)	$(49)	$3,598	$(1,213)	$87,390	$3,532

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

There was one transfer into Level 1 for the year ended December 31, 2013, as a result of the expiration of the lockup discount on the Company’s investment in HCC. There were transfers into Level 2 from Level 3 of $3.7 million during the year ended December 31, 2013, as a result of the observability of fair value associated with the equity securities in HGC. In connection with the acquisition, the Company exchanged $7.1 million of its Level 3 assets for shares of the acquiring public company. This exchange is reflected in the transfers column within the Level 3 asset rollforward. The new shares are Level 2 assets as of December 31, 2013, to reflect the associated lockup discount.

The deconsolidation of HCC LLC resulted in the exclusion of $3.1 million warrants and other equity and $37.2 million in small business loans from the Company’s Level 3 assets.

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

Included in other investments are investments in partnerships in which one of the Company’s subsidiaries is the investment manager and general partner. The Company accounts for these investments using the equity method as described in Note 2 - Summary of Significant Accounting Policies. The Company’s proportionate share of those investments is included in the tables above. In addition, other investments include warrants and investments in funds managed by third parties. The investments in private investment funds managed by third parties are generally not redeemable at the option of the Company. As of December 31, 2013, the Company had unfunded investment commitments of $0.1 million related to private investment funds managed by third parties.

The Company used the following valuation techniques with unobservable inputs when estimating the fair value of the Level 3 assets:

Dollars in thousands	Fair Value at December 31, 2013	Valuation Technique		Unobservable Input	Range (Weighted Average)

Investments in Funds of Funds managed by HCS (1)	$139	Net Asset Value		N/A		N/A
Limited Partner in Private Equity /Real Estate Fund (1)	$5,967	Net Asset Value		N/A		N/A
Warrants and Other held at JMPS and JMPG LLC	$1,121	Black-Scholes Option Model		Annualized volatility of credit	15.4	-	25.4%	(13.4%)
Equity securities in HGC, HGC II and JMP Capital (2)	$97,981	Market comparable companies		Revenue multiples	2.4x	-	14.5x	(6.3x)
				EBITDA multiples	14.9x	-	31.9x	(22.1x)
			(3)	Discount for lack of marketability	30%	-	40%	(32%)
		Market transactions		Revenue multiples	3.4x	-	7.6x	(5.7x)
				EBITDA multiples	11.8x	-	26.6x	(17.7x)
				Control premium		25%
Forward purchase contract (2)	$6,864	Market comparable companies		Revenue multiples	10.6x	-	14.5x	(12.3x)
				Billing multiples	8.7x	-	11.6x	(10.0x)
			(3)	Discount for lack of marketability		30%
		Market transactions		Revenue multiples		7.0x
				Control premium		25%

(1) The Company uses the reported net asset value per share as a practical expedient to estimate the fair value of the investments in funds of funds managed by HCS and limited partner investment in private equity funds.

(2) The fair value of each HGC, HGC II and JMP Capital investment is calculated using a weighted allocation between the fair values assessed by the public comparables and M&A comparable valuation techniques.

(3) The Company applies a discount for lack of marketability (“DLOM”) to its investments, ranging from 30% to 50%. The discount is determined by the level of revenue of the investee and proximity to filing. The minimum discount applied is 30% for investees that either generate revenue exceeding $100 million, or have filed a registration statement. Higher discounts are applied to investees with less than $100 million of revenue or that are not on file, reflecting the longer anticipated term to a liquidity event. When HGC and HGC II investments become public, the Company is typically subject to a lock up period. In valuing these public companies, the Company has incorporated 5% per month of lockup into its valuations. As the typical lockup period is six months, the DLOM methodology has a floor threshold of 30% to mirror the discount rates applied once the investment goes public.

The Company used the following valuation techniques with unobservable inputs when estimating the fair value of the Level 3 assets:

Dollars in thousands	Fair Value at December 31, 2012	Valuation Technique		Unobservable Input	Range (Weighted Average)

Investments in Funds of Funds managed by HCS (1)	$109	Net Asset Value		N/A		N/A
Limited Partner in Private Equity Fund (1)	$2,332	Net Asset Value		N/A		N/A
Warrants and Other held at JMPS	$413	Black-Scholes Option Model		Annualized volatility of credit	16.2%	-	28.9%	(16.8%)
Warrants and equity held at HCC LLC	$2,577	Market comparable companies		EBITDA multiples	3.8x	-	6.8x	(8.5x)
		Income		Weighted average cost of capital	10.0%	-	18.0%	(15.6%)
Small Business Loans (2)	$35,447	Bond yield		Risk adjusted discount factor	8.5%	-	16.2%	(13.2%)
		Market comparable companies		EBITDA multiples	3.8x	-	6.8x	(8.5x)
		Income		Weighted average cost of capital	10.0%	-	18.0%	(15.6%)
				Expected principal recovery	0.0%	-	100.0%	(100.0%)
Equity securities in HGC, HGC II and JMP Capital (3)	$41,075	Market comparable companies		Revenue multiples	2.1x	-	7.3x	(3.5x)
				EBITDA multiples	8.8x	-	22.9x	(15.8x)
			(4)	Discount for lack of marketability	30%	-	40%	(34%)
		Market transactions		Revenue multiples	3.2x	-	11.7x	(5.2x)
				EBITDA multiples	11.7x	-	19.8x	(15.4x)
				Control premium		25%
Forward purchase contract (3)	$5,437	Market comparable companies		Revenue multiples	6.7x	-	8.1x	(7.3x)
				Billing multiples	6.0x	-	7.2x	(6.5x)
			(4)	Discount for lack of marketability		30%
		Market transactions		Revenue multiples		6.3x
				Control premium		25%

(1) The Company uses the reported net asset value per share as a practical expedient to estimate the fair value of the general partner investment in funds of funds and limited partner investment in mortgage and private equity funds.

(2) As of December 31, 2012, the fair value of every Level 3 HCC LLC small business loan was calculated using the bond yield method. The Company evaluated market comparables and used the results of the income approach as supplemental information to further support the estimated fair value.

(3) The fair value of each HGC, HGC II and JMP Capital investment is calculated using a weighted allocation between the fair values assessed by the public comparables and M&A comparable valuation techniques.

(4) The Company applies a discount for lack of marketability to its investments, ranging from 30% to 50%. The discount is determined by the level of revenue of the investee and proximity to filing. The minimum discount applied is 30% for investees that either generate revenue exceeding $100 million, or have filed a registration statement. Higher discounts are applied to investees with less than $100 million of revenue or that are not on file, reflecting the longer anticipated term to a liquidity event. When HGC and HGC II investments become public, the Company is typically subject to a lock up period. In valuing these public companies, the Company has incorporated 5% per month of lockup into its valuations. As the typical lockup period is six months, the DLOM methodology has a floor threshold of 30% to mirror the discount rates applied once the investment goes public.

The significant unobservable input used in the fair value measurement of the warrants held at JMP Securities is the annualized volatility of credit. Significant increases in the rate would result in a significantly higher fair value measurement.

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

The significant unobservable inputs used in the fair value measurement of the equity securities and the forward contract in HGC, HGC II and JMP Capital are Revenue, EBITDA and Billing multiples, discount for lack of marketability, and control premiums. Significant increases in the multiples in isolation would result in a significantly higher fair value measurement. Increases in the discounts and premium in isolation would result in decreases to the fair value measurement.

Nonrecurring Fair Value Measurements

The following tables provide information related to the Company’s assets carried at fair value on a non-recurring basis at December 31, 2013 and 2012:

	Fair Value		Gains (Losses) Year Ended
	December 31,		December 31,
(In thousands)	2013	2012	2013	2012
Assets:
Nonaccrual loans	$-	$5,716	$(870)	$(2,022)
Loans held for sale	-	3,134	(422)	164
Total assets:	$-	$8,850	$(1,292)	$(1,858)

Small Business Loans

Small business loans represent the secured subordinated debt extended by HCC LLC to small to mid-sized companies. At inception, the loans were carried at the principal amount outstanding net of deferred fees, deferred costs and the allowance for loan losses. Changes to adopt investment company accounting were retrospectively applied and as of September 30, 2012, HCC LLC reported all investments, including debt investments, at market value or, in the absence of a readily available market value, at fair value, with unrealized gains and losses recorded in Gain on sale, payoff and mark-to-market on the Consolidated Statements of Operations. The Company recorded unrealized gains of $0.4 million relating to the fair value adjustment of small business loans in 2012. The Company recorded unrealized gains of $0.1 million relating to the fair value adjustment of small business loans in 2013, prior to the deconsolidation of HCC LLC on May 2, 2013.

In connection with the HCC initial public offering on May 2, 2013, the Company ceased consolidating HCC LLC and began recognizing its investment, including common stock and warrants of HCC, using the fair value option. The Company’s investments in HCC common stock and warrants are included in other investments. The deconsolidation of HCC LLC resulted in a net loss of $35 thousand. The Company recorded unrealized gains of $0.1 million in the year ended December 31, 2013 related to its investments in HCC LLC. The Company recognized the initial loss on deconsolidation and subsequent market adjustments to its investments in principal transactions. Dividends received during the year ended December 31, 2013 on HCC stock of $0.5 million were recorded in net dividend income on the Consolidated Statements of Operations.

Loans Held for Investment

At December 31, 2013 and 2012, loans held for investment included two loans and one loan, respectively. Given the small size of this loan portfolio segment, the Company reviews credit quality of the loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loan.

Effective July 1, 2013, the Company agreed to lend a health sciences fund investment advising company up to $2.0 million, at an interest rate of 10% per year. The outstanding principal balance and all accrued and unpaid interest is due and payable on July 1, 2018. As of December 31, 2013, the Company’s loan outstanding to this entity was $0.8 million.

The Company determined the fair value of loans held for investment to be $0.7 million and $0.2 million as of December 31, 2013 and 2012, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

Investments at Cost

On February 11, 2010, the Company made a $1.5 million investment in Class D Preferred Units of Sanctuary Wealth Services LLC (“Sanctuary”), which provides a turnkey platform that allows independent wealth advisors. During the fourth quarter of 2010, the Company determined that its investment in Sanctuary was fully impaired and recorded an impairment loss of $1.5 million, which was included in Principal Transactions on the Consolidated Statements of Operations.

On April 3, 2012, the Company purchased a $2.3 million receivable for $1.4 million from Sanctuary. The $1.4 million was comprised of $0.5 million in cash consideration and $0.9 million in connection with the partial redemption of the $1.5 million investment in Sanctuary. The Company recognized the $0.9 million as a gain in Principal Transactions, and the $2.3 million receivable in Other Assets. The carrying value of the long-term receivable was $1.2 million as of December 31, 2013. The Company determined the fair value of the long-term receivable to be $1.4 million as of December 31, 2013, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate. Significant increases in the market credit adjusted interest rate in isolation would result in decreases to the fair value measurement.

Derivative Financial Instruments

The Company entered into a forward purchase contract to secure the acquisition of shares of a privately-held company. The contract and subsequent amendment incorporates downside protection for up to two years, for a cost basis of $5.0 million. In January 2012, the Company exchanged $5.0 million for physical custody of the shares. For two years beginning December 1, 2012, the Company could, at its discretion, become the beneficial and record holder of the shares. If the Company has not yet exercised its option at December 1, 2014, the shares will be assigned automatically to the Company. This contract is recorded in Other Investments in the Consolidated Statements of Financial Condition at fair value. The Company records changes in the fair value of this forward contract as unrealized gain or loss in Principal Transactions. For the years ended December 31, 2013 and 2012, the Company recorded $1.4 million and $0.4 million unrealized gain. Once the shares are in the Company’s name, the shares will be accounted for as equity securities, remaining in Other Investments in the Consolidated Statements of Financial Condition.

5. Loans Collateralizing Asset-backed Securities Issued and Loans Held for Sale

Loans collateralizing asset-backed securities issued and loans held for sale are commercial loans securitized and owned by the Company’s CLOs. The loans consist of those loans within the CLO securitization structure at the acquisition date of Cratos and loans purchased by the CLOs subsequent to the Cratos acquisition date. As of December 31, 2013, CLO III was not yet funded, and therefore, the loan in this entity was not collateralizing asset-backed securities issued. However, given the intent of the CLO III structure, this loan was included in loans collateralizing asset-backed securities line item. The following table presents the components of loans collateralizing asset-backed securities issued and loans held for sale as of December 31, 2013 and 2012:

	As of December 31,
(In thousands)	2013		2012
	Loans Collateralizing Asset-backed Securities	Loans Held for Sale	Loans Collateralizing Asset-backed Securities	Loans Held for Sale
Outstanding principals	$735,891	$-	$414,000	$4,686
Allowance for loan losses	(3,871)	-	(3,127)	-
Liquidity discount	(1,168)	-	(3,052)	(1,279)
Deferred loan fees, net	(3,582)	-	(6,818)	(156)
Valuation allowance	N/A	-	N/A	(117)
Total loans, net	$727,270	$-	$401,003	$3,134

Loans recorded upon the acquisition of Cratos at fair value reflect a liquidity discount and a credit discount. The table below summarizes the activity in the loan principal, allowance for loan losses, liquidity discount, deferred loan fees, and the carrying value for the impaired and non-impaired loans as of and for the year ended December 31, 2013:

(In thousands)	Year Ended December 31, 2013
	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$3,517	$(1,022)	$(720)	$-	$(16)	$1,759
Accretion of discount	(11)	-	-	-	2	(9)
Provision for loan losses	-	(870)	-	-	-	(870)
Sales and payoff	(3,506)	1,892	720	-	14	(880)
Balance at end of period	$-	$-	$-	$-	$-	$-

Non-impaired Loans
Balance at beginning of period	$410,483	$(2,105)	$(2,332)	$-	$(6,802)	$399,244
Purchases	591,365	-	-	-	(433)	590,932
Repayments	(49,324)	-	-	-	-	(49,324)
Accretion of discount	-	-	692	-	1,793	2,485
Provision for loan losses	-	(1,766)	-	-	-	(1,766)
Sales and payoff	(211,492)	-	85	-	1,860	(209,547)
Transfers to/from loans held for sale	(5,141)	-	387	-	-	(4,754)
Balance at end of period	$735,891	$(3,871)	$(1,168)	$-	$(3,582)	$727,270

The table below summarizes the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount, deferred loan fees, and the carrying value for the impaired non-impaired loans as of and for the year ended December 31, 2012:

(In thousands)	Year Ended December 31, 2012
	Principal	Allowance for Loan Losses	Liquidity Discount	Credit Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$10,538	$(2,277)	$(5,924)	$(1,335)	$(54)	$948
Purchases	5	-	-	-	-	5
Repayments	(179)	-	-	-	-	(179)
Accretion of discount	-	-	172	-	13	185
Provision for loan losses	-	(2,022)	-	-	-	(2,022)
Sales and payoff	(3,197)	1,525	735	937	-	-
Write-off / restructuring	(7,167)	1,752	5,017	398	41	41
Transfers to/from non-impaired loans, net	3,517	-	(720)	-	(16)	2,781
Balance at end of period	$3,517	$(1,022)	$(720)	$-	$(16)	$1,759

Non-impaired Loans
Balance at beginning of period	$426,416	$(1,922)	$(8,535)	$-	$(6,137)	$409,822
Purchases	207,964	-	-	-	(5,342)	202,622
Repayments	(39,204)	-	-	-	-	(39,204)
Accretion of discount	-	-	4,519	-	2,130	6,649
Provision for loan losses	-	(183)	-	-	-	(183)
Sales and payoff	(181,176)	-	964	-	2,531	(177,681)
Transfers to/from impaired loans, net	(3,517)	-	720	-	16	(2,781)
Balance at end of period	$410,483	$(2,105)	$(2,332)	$-	$(6,802)	$399,244

Allowance for Loan Losses

The Company recorded specific reserves of $0.9 million, $2.0 million and $1.7 million on impaired loans and general reserves of $1.8 million, $0.2 million and $0.5 million on non-impaired loans during the years ended December 31, 2013, 2012 and 2011, respectively. A summary of the activity in the allowance for loan losses for the years ended December 31, 2013, 2012 and 2011 is as follows:

(In thousands)	Year Ended December 31,
	2013	2012	2011
Balance at beginning of period	$(3,127)	$(4,199)	$(1,992)
Provision for loan losses:
Specific reserve	(870)	(2,022)	(1,695)
General reserve	(1,766)	(183)	(512)
Reversal due to sale, payoff or restructure of loans	1,892	3,277	-
Balance at end of period	$(3,871)	$(3,127)	$(4,199)

Impaired Loans

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of December 31, 2013, the Company held no impaired loans. As of December 31, 2012, $2.8 million of recorded investment amount of loans collateralizing asset-backed securities issued were individually evaluated for impairment. The remaining $731.1 million and $401.3 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment, as of December 31, 2013 and December 31, 2012 respectively.

The table below presents certain information pertaining to the impaired loans as of and for the years ended December 31, 2013 and 2012:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2013
Impaired loans with an allowance recorded	$-	$-	$-	$2,741	$-
Impaired loans with no related allowance recorded	-	-	-	-	-
	$-	$-	$-	$2,741	$-

2012
Impaired loans with an allowance recorded	$2,781	$3,517	$1,022	$4,743	$162
Impaired loans with no related allowance recorded	-	-	-	-	-
	$2,781	$3,517	$1,022	$4,743	$162

Non-Accrual, Past Due Loans and Restructured Loans

As of December 31, 2013 and 2012, the Company classified all its loans as Cash Flow loans, as their funding decisions were all driven by the revenues of the borrower. At December 31, 2013, no loans were on non-accrual status. At December 31, 2012, one loan with an aggregate principal amount of $3.5 million and recorded investment amount of $2.8 million was on non-accrual status. The Company recorded no interest income, other than the accretion of liquidity discounts, for the impaired loans with a weighted average loan balance of $2.7 million that were on non-accrual status during the year ended December 31, 2013. The Company recognized $0.2 million of interest income for three non-accrual status loans with an average recorded loan balance of $4.7 million that were on non-accrual status during the year ended December 31, 2012.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. At December 31, 2012, one non-accrual loan in the amount of $2.8 million was over 90 days past due. No other loans were past due at December 31, 2013 or December 31, 2012.

At December 31, 2012, the Company’s impaired loans included two loans, with an aggregate recorded investment balance of $2.0 million, whose terms were modified in a troubled debt restructuring (“TDR”). Concessions for these TDRs included a below market interest rate and a reduction in the loan principal balance. Subsequently, one loan was paid off, and the other loan was sold. At December 31, 2013, the Company held no loans whose terms were modified in a TDR.

Credit Quality of Loans

The Company’s management, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody’s rating, 2) current internal rating and 3) performance. The tables below present, by credit quality indicator, the Company’s recorded investment in loans collateralizing asset-backed securities issued at December 31, 2013 and 2012:

(In thousands)		Senior Secured Bonds/ Notes - Cash Flow		Cash Flow (CF)		Held for Sale - Cash Flow (CF)
		December 31,		December 31,		December 31,
		2013	2012	2013	2012	2013	2012

Moody's rating:
Baa1 - Baa3		$-	$-	$16,057	$5,883	$-	$-
Ba1 - Ba3		-	-	215,281	129,796	-	-
B1 - B3		3,114	-	482,579	263,390	-	-
Caa1 - Caa3		-	-	13,729	5,061	-	3,134
Ca		-	-	381	-	-	-
Total:		$3,114	$-	$728,027	$404,130	$-	$3,134

Internal rating:
2		$3,114	$-	$700,168	$392,208	$-	$-
3		-	-	27,859	11,922	-	-
4	(1)	-	-	-	-	-	3,134
Total:		$3,114	$-	$728,027	$404,130	$-	$3,134

Performance:
Performing		$3,114	$-	$728,027	$401,349	$-	$3,134
Non-performing		-	-	-	2,781	-	-
Total:		$3,114	$-	$728,027	$404,130	$-	$3,134

(1)	Loans with an internal rating of 4 or below are reviewed individually to identify loans to be designated for non-accrual status.

The Company determined the fair value of loans collateralizing asset-backed securities to be $737.3 million and $412.0 million as of December 31, 2013 and 2012, respectively; primarily using the average market bid and ask quotation obtained from a loan pricing service. Such loans are identified as Level 2 assets. The valuation analysis incorporates comparable loans traded in the marketplace, the obligor’s industry, future business prospects, capital structure, and expected credit losses. Significant declines in the performance of the obligor would result in decreases to the fair value measurement.

The fair value of the loan held for sale was determined to be zero and $3.1 million as of December 31, 2013 and 2012, using similar methodology. Based on the fair value methodology, the Company has identified the loan held for sale as a Level 2 asset.

 6. Fixed Assets

At December 31, 2013 and 2012, fixed assets consisted of the following:

(In thousands)	As of December 31,
	2013	2012
Furniture and fixtures	$2,082	$2,053
Computer and office equipment	4,935	4,757
Leasehold improvements	4,345	4,205
Software	580	576
Less: accumulated depreciation	(9,850)	(8,928)
Total fixed assets, net	$2,092	$2,663

 Depreciation expense for the years ended December 31, 2013, 2012 and 2011 were $0.9 million, $0.9 million, and $0.7 million, respectively.

7. Debt

Bond Payable

In January 2013, the Company completed an underwritten public offering of $46.0 million aggregate principal amount of 8.00% senior notes (the “2013 Senior Notes”). The 2013 Senior Notes will mature January 15, 2023, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 15, 2016, on not less than 30 or more than 60 days’ prior notice mailed to the holders of the 2013 Senior Notes. The 2013 Senior Notes will be redeemable at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The 2013 Senior Notes bear interest at a rate of 8.00% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year, beginning on April 15, 2013.

The 2013 Senior Notes were issued pursuant to an indenture with U.S. Bank National Association, as trustee. The indenture contains a minimum liquidity covenant that obligates the Company to maintain liquidity of at least an amount equal to the lesser of (i) the aggregate amount due on the next eight scheduled quarterly interest payments on the 2013 Senior Notes, or (ii) the aggregate amount due on all remaining scheduled quarterly interest payments on the 2013 Senior Notes until the maturity of the 2013 Senior Notes. The indenture also contains customary event of default and cure provisions. If an uncured default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the 2013 Senior Notes may declare the 2013 Senior Notes immediately due and payable.

The notes will be our general unsecured senior obligations, will rank equally with all of our existing and future senior unsecured indebtedness and will be senior to any other indebtedness expressly made subordinate to the notes. The notes will be effectively subordinated to all of our existing and future secured indebtedness (to the extent of the value of the assets securing such indebtedness) and structurally subordinated to all existing and future liabilities of our subsidiaries, including trade payables.

The Company incurred $1.7 million of debt issuance costs, which were capitalized and included in Other Assets. These issuance costs are amortized over the estimated life of the bond. As of December 31, 2013, the Company held $1.6 million of unamortized debt issuance costs.

Note Payable and Line of Credit

The Company’s indebtedness includes a term loan related to the Company’s Credit Agreement with City National Bank (the “Lender”), as defined below, and borrowing on a revolving line of credit related to HGC II.

The Company’s Credit Agreement, dated as of August 3, 2006, was entered by and between JMP Group LLC and the Lender, and was subsequently amended by Amendment Number One to Credit Agreement, dated as of December 17, 2007, Amendment Number Two to Credit Agreement, dated as of March 27, 2008, Amendment Number Three to Credit Agreement (the “Third Amendment”), dated as of December 31, 2008, Amendment Number Four to Credit Agreement and Waiver, dated as of January 28, 2010, Amendment Number Five to Credit Agreement (the “Fifth Amendment”), dated as of April 8, 2011, Amendment Number Six to Credit Agreement (the “Sixth Amendment”), dated as of August 24, 2011, and the Amended and Restated Credit Agreement (“Amended and Restated Credit Agreement”), dated as of October 11, 2012 (collectively, the “Credit Agreement”). The terms of the Credit Agreement as of December 31, 2012 and December 31, 2013 are as follows.

The Third Amendment converted outstanding revolving loans of $8.7 million into a term loan as of December 31, 2008. The term loan was repaid in equal quarterly payments of $0.4 million, which commenced on March 31, 2009 and continued through December 31, 2013 and bore interest at LIBOR plus 2.25%. The outstanding balance on this term loan was paid off in full as of December 31, 2013.

The Third Amendment and the Amended and Restated Credit Agreement converted an outstanding revolving loan of $21.0 million into a term loan that fully matured on December 31, 2013. This term loan was repaid in equal quarterly payments of $1.8 million, which commenced on April 1, 2011 and continued through December 31, 2013, and bore interest at LIBOR plus 2.25%. The outstanding balance on this term loan was paid off in full as of December 31, 2013.

Under the Fifth Amendment, JMP Securities entered into a $20.0 million revolving line of credit with the Lender to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. Draws on the revolving line of credit bear interest at the rate of prime and are available through May 6, 2014, on which date, any existing outstanding amount will convert to a loan maturing on May 6, 2015. On October 11, 2012, the Amended and Restated Credit Agreement reduced the revolving subordinated line of credit from $20.0 million to $10.0 million. On May 7, 2013, the subordinated line of credit was increased back to $20.0 million. On October 11, 2013, the subordinated line of credit was reduced to $15.0 million. There was no borrowing on this line of credit as of December 31, 2013 or December 31, 2012.

Pursuant to the Amended and Restated Credit Agreement, the Lender agreed to extend a $15.0 million term loan. On April 25, 2013, JMP Group drew $15.0 million on the term loan. This term loan will be repaid in quarterly installments of $1.2 million beginning March 31, 2014 and continuing through September 30, 2016, with a final payment of approximately $1.3 million on December 31, 2016. The outstanding balance on this term loan was $15.0 million as of December 31, 2013.

The Credit Agreement provides a line of credit of up to $30.0 million to the extent the aggregate outstanding balance of all facilities do not exceed $58.5 million. The unused portion of the line bears interest at the rate of 0.25% per annum, paid quarterly. The line of credit will remain available through April 30, 2014. On such date, any outstanding amounts convert to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity on August 24, 2017. The Company anticipated that the proceeds for this line of credit would be used to fund certain commitments to HCC LLC, to repurchase Company stock and other permitted investments, and for other general working capital purposes. The Company’s outstanding balance on this line of credit was zero and $28.2 million as of December 31, 2013 and December 31, 2012, respectively.

On November 22, 2013, HGC II entered into a line of credit of $3.0 million with CNB. The unused portion of the line bears interest at the rate of prime plus 0.5% per annum, paid quarterly. The line of credit will be available through December 1, 2015 or fifteen days prior to the expiration of the Commitment Period of HGC II unless renewed. The proceeds for this line of credit will be used to purchase investments, prior to capital calls from HGC II investors. The Company’s outstanding balance on this line of credit was $2.9 million as of December 31, 2013.

The term loans had an aggregate outstanding principal amount of $15.0 million and $10.5 million at December 31, 2013 and December 31, 2012, respectively. The following table shows the repayment schedules for the principal portion of the term loans at December 31, 2013:

(In thousands)	December 31, 2013
2014	4,980
2015	4,980
2016	5,040
$15,000

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit the bank to terminate our note and require the immediate repayment of any outstanding principal and interest. At December 31, 2013, the Company was in compliance with the loan covenants. The term loans are collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

On May 29, 2010 the Company entered into an interest rate cap with the Lender to effectively lock in or fix the interest rate on its revolving line of credit and term loan from July 1, 2010 through maturity. The interest rate cap will allow the Company to receive payments from the counterparty in the event that LIBOR plus 2.25% exceeds 3.75%, limiting the interest rate on the outstanding balance of the term loan to such rate. The cap had an initial notional principal amount of $27.1 million, indexed to LIBOR and amortizes in accordance with the amortization of the revolving line of credit and term loan. The notional principal amount of the cap was zero at December 31, 2013. For the years ended December 31, 2013 and 2012, $55 thousand and $47 thousand, respectively, were reclassified from accumulated other comprehensive income into interest expense as amortization of the interest cap. On December 31, 2013, the interest rate cap expired.

8. Asset-backed Securities Issued

CLO I

On May 17, 2007, CLO I completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization and obtained $455.0 million of third-party financing. The Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO I. The Notes were issued in six separate classes as set forth in the table below. The Company owns approximately 94.0% of the unsecured subordinated notes and $13.8 million of Class C, D and E notes ($2.0 million of Class C, $4.1 million of Class D and $7.7 million of Class E notes). These unsecured subordinated notes and the Class C, D and E notes owned by the Company are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at December 31, 2013 and 2012.

(In millions)	As of December 31, 2013
	Notes Originally Issued	Outstanding Principal Balance	Net Outstanding Balance	Interest Rate Spread to LIBOR			Ratings (Moody's /S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$289.0	$289.0	0.26%	-	0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	30.0		0.50%		Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	35.0		1.10%		Aaa/AA+
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	34.0		2.40%		A1/A-
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	30.0		5.00%		Ba1/BB
Total secured notes sold to investors	$455.0	$418.0	$418.0
Unsecured subordinated notes due 2021	45.0	45.0	45.0
Total notes for the CLO I offering	$500.0	$463.0	$463.0
Consolidation elimination	N/A	(58.7)	(58.7)
Total asset-backed securities issued	N/A	$404.3	$404.3

______________

(1)	These ratings are unaudited and were the current ratings as of December 31, 2013 and are subject to change from time to time.

(In millions)	As of December 31, 2012
	Notes Originally Issued	Outstanding Principal Balance	Net Outstanding Balance	Interest Rate Spread to LIBOR			Ratings (Moody's /S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$315.8	$310.3	0.26%	-	0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	28.6		0.50%		Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	31.7		1.10%		Aa3/AA+
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	30.7		2.40%		A3/A-
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	26.8		5.00%		Ba2/BB
Total secured notes sold to investors	$455.0	$444.8	$428.1
Unsecured subordinated notes due 2021	45.0	45.0	5.1
Total notes for the CLO I offering	$500.0	$489.8	$433.2
Consolidation elimination	N/A	(58.8)	(17.7)
Total asset-backed securities issued	N/A	$431.0	$415.5

______________

(1)	These ratings are unaudited and were the current ratings as of December 31, 2012 and are subject to change from time to time.

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO I loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari-passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and will not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. As of December 31, 2013 and 2012, all interest on the secured notes was current. The CLO is also required to pay a commitment fee of 0.18% on the unused portion of the funding commitments of the Class A-1 notes. As of December 31, 2013 and 2012, all of the Class A-1 notes were drawn. The secured notes are secured by the CLO loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The reinvestment period for CLO I ended in May 2013, and all scheduled principal payments from the borrowers are applied to paying down the most senior (AAA) CLO notes. The Company is still permitted to reinvest unscheduled principal payments, which includes most loan payoffs. However, in order to reinvest these proceeds, CLO I is required to maintain or improve its weighted average life covenant, the replacement collateral is required to have the same or better Moody’s and S&P ratings as the loan that prepaid, and the maturity date cannot be later than that of the loan that prepaid. These restrictions make reinvestment increasingly difficult as time lapses, which will result in the CLO being paid down more rapidly. CLO I paid down $26.7 million in the year ended December 31, 2013.

The Notes recorded upon the closing of Cratos in April 2009 reflect an issuance discount. The activity in the note principal and liquidity discount for the years ended December 31, 2013 and 2012 comprised the following:

(In thousands)	Year Ended December 31, 2013			Year Ended December 31, 2012
	Principal	Liquidity Discount	Net	Principal	Liquidity Discount	Net
Balance at beginning of period	$431,003	$(15,548)	$415,455	$431,003	$(49,447)	$381,556
Repayments	(26,723)	-	(26,723)	-	-	-
Amortization of discount	-	15,548	15,548	-	33,899	33,899
Balance at end of period	$404,280	$-	$404,280	$431,003	$(15,548)	$415,455

CLO II

On April 30, 2013, CLO II completed the issuance of $343.8 million aggregate principal amount of notes (the “Secured Notes”). The Secured Notes offered in this proposed transaction were issued in multiple tranches and are rated by Standard & Poor’s Ratings Services and, in respect of certain tranches, Moody’s Investors Service, Inc. The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO II. The Company owns approximately 72.8% of the unsecured subordinated notes. These unsecured subordinated notes are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at December 31, 2013.

(In millions)	As of December 31, 2013
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's) (1)
Class X Senior Secured Floating Rate Notes due 2016	$3.8	$3.8	$-	$3.8	1.00%	AAA
Class A Senior Secured Floating Rate Notes due 2023	217.6	217.6	(0.8)	216.8	1.18%	AAA
Class B Senior Deferred Floating Rate Notes due 2023	34.0	34.0	(0.3)	33.7	1.75%	AA
Class C Senior Deferred Floating Rate Notes due 2023	17.0	17.0	(0.6)	16.4	2.75%	A
Class D Senior Deferred Floating Rate Notes due 2023	18.7	18.7	(1.6)	17.1	3.85%	BBB
Class E Senior Deferred Floating Rate Notes due 2023	18.7	18.7	(2.5)	16.2	5.25%	BB
Class F Senior Deferred Floating Rate Notes due 2023	10.2	10.2	(2.1)	8.1	5.75%	B
Total secured notes sold to investors	$320.0	$320.0	$(7.9)	$312.1
Unsecured subordinated notes due 2023	23.8	23.8	(0.3)	23.5
Total notes for the CLO II offering	$343.8	$343.8	$(8.2)	$335.6
Consolidation elimination	N/A	(23.8)	0.3	(23.5)
Total CLO II asset-backed securities issued	N/A	$320.0	$(7.9)	$312.1

(1)	These ratings are unaudited and were the current ratings as of December 31, 2013 and are subject to change from time to time.

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

The Notes recorded upon the issuance of CLO II in April 2013 at fair value reflect an issuance discount. The activity in the note principal and issuance discount for the year ended December 31, 2013 comprised the following:

(In thousands)	Year Ended December 31, 2013
	Principal	Issuance Discount	Net
Balance at beginning of period	$-	$-	$-
CLO II issuance	320,000	(8,437)	311,563
Amortization of discount	-	580	580
Balance at end of period	$320,000	$(7,857)	$312,143

CLO III

On December 11, 2013 CLO III closed on a $100.0 million warehouse credit agreement with BNP Paribas. CLO III is a special purpose vehicle whose debt will be secured by a diversified portfolio of broadly syndicated leveraged loans. As of December 31, 2013, CLO III was not funded.

Interest on Asset Backed Securities Issued

Total interest expenses related to the asset-backed securities issued for the year ended December 31, 2013 and 2012 were $25.6 million and $39.1 million, respectively, which was comprised of a cash coupon of $9.2 million and $5.2 million and liquidity and issuance discount amortization of $16.4 million and $33.9 million, respectively. As of December 31, 2013 and 2012, accrued interest payable on the Notes were $1.9 million and $0.5 million, respectively.

Fair Value of Asset Backed Securities Issued

The Company determined the fair value of the secured notes of the asset-backed securities issued to be $711.0 million and $404.3 million as of December 31, 2013 and 2012, respectively, based upon pricing from published market research for equivalent-rated CLO notes. Based on the fair value methodology, the Company has identified the asset-backed securities issued as Level 2 liabilities.

9. Stockholders’ Equity

Common Stock

The Company’s board of directors declared a quarterly cash dividend of $0.035 per share of common stock in March, May and July 2013, and $0.040 per share of common stock in October 2013. Those dividends were paid in April, May, August and November 2013 for the fourth quarter of 2012, the first, second and third quarter of 2013, respectively.

Stock Repurchase Program

The Company’s board of directors authorized the repurchase of 1.0 million shares during the eighteen months subsequent to November 1, 2011, and the repurchase of an additional 0.5 million shares during the fourteen months subsequent to October 30, 2012. On March 5, 2013, the Company’s board of directors authorized the repurchase of 1.3 million shares, and extended the authorization of the repurchase of all previously authorized shares for repurchases through December 31, 2014.

During the years ended December 31, 2013 and 2012, the Company repurchased 890,376 and 858,137shares, respectively, of the Company’s common stock at an average price of $6.50 per share and $6.58 per share, respectively, for an aggregate purchase price of $5.8 million and $5.7 million, respectively. Of the total shares repurchased during the years ended December 31, 2013 and 2012, 40,835 shares and 603,328 shares, respectively, were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company. 356,728 of the shares repurchased in 2013 were repurchased from certain JMPCA employees at a discount to market price in conjunction with their use of said proceeds as a long term capital commitment to CLO II. 135,680 of the shares repurchased during the year ended December 31, 2013 were repurchased from an employee. The remaining shares were purchased on the open market.

As of December 31, 2013, 1,112,908 shares remain available to be repurchased under the repurchase program.

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

Stock Options

The following table summarizes the stock option activity for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
	Shares Subject	Weighted Average	Shares Subject	Weighted Average	Shares Subject	Weighted Average
	to Option	Exercise Price	to Option	Exercise Price	to Option	Exercise Price

Balance, beginning of year	1,608,890	$11.12	1,704,665	$11.20	1,800,565	$11.23
Granted	1,600,000	6.23	-	-	-	-
Forfeited	(50,000)	6.24	-	-	-	-
Expired	(788,600)	12.29	(95,775)	12.43	(95,900)	11.82
Balance, end of period	2,370,290	$7.54	1,608,890	$11.12	1,704,665	$11.20

Options exercisable at end of period	820,290	$10.00	1,608,890	$11.12	1,704,665	$11.20

The following table summarizes the stock options outstanding as well as stock options vested and exercisable as of December 31, 2013 and 2012:

December 31, 2013
			Options Outstanding				Options Vested and Exercisable

				Weighted				Weighted
				Average	Weighted			Average	Weighted
Range of				Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise			Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices			Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$6.05	-	$10.00	2,370,290	6.61	$7.54	$1,812,250	820,290	1.86	$10.00	$-

December 31, 2012
			Options Outstanding				Options Vested and Exercisable

				Weighted				Weighted
				Average	Weighted			Average	Weighted
Range of				Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise			Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices			Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$10.00	-	$12.50	1,608,890	2.06	$11.12	$-	1,608,890	2.06	$11.12	$-

The Company recognizes stock-based compensation expense for stock options over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. The Company recognized compensation expense related to stock options of $0.9 million, zero and zero for the years ended December 31, 2013, 2012 and 2011.

As of December 31, 2013, there was $2.3 million unrecognized compensation expense related to stock options. As of December 31, 2012, there was no unrecognized compensation expense related to stock options.

There were no stock options exercised during the years ended December 31, 2013, 2012 and 2011. As a result, the Company did not recognize any current income tax benefits from exercise of stock options during these periods.

The Company uses Black-Scholes option-pricing model or other quantitative models to calculate the fair value of option awards.

In February 2013, the Company granted stock options to purchase approximately 1.6 million shares of the Company's common stock to certain employees for long-term incentive purposes. The options have an exercise price ranging from $6.05 to $6.24 per share, an exercise period of 5.9 years and a Company performance-based condition as well as a three-year requisite service period. The fair value of these options was determined using a quantitative model using the following assumptions: expected life of 5.9 years, risk-free interest rate of 1.08%, dividend yield of 2.2% and volatility of 50.0%. The risk-free rate was interpolated from the U.S. constant maturity treasuries for a term corresponding to the maturity of the option. The volatility was calculated from the historical weekly stock prices of the Company as of the grant date for a term corresponding to the maturity of the option. The dividend yield was calculated as the sum of the last twelve-month dividends over the stock price as of the grant date.

Restricted Stock Units and Restricted Shares

In 2011, the Company issued 1,073,583 RSUs under the JMP Group 2007 Plan, which was comprised of 921,876 performance-based RSUs granted on January 31, 2011 to certain employees for long term incentive purposes (the “2011 performance-based RSUs”), 144,505 RSUs granted to certain new employees and 7,202 RSUs granted to the Company’s independent directors. The 2011 performance-based RSUs had Company performance-based vesting conditions and were to vest if the Company performance target set for such RSUs is met during any of the years ending December 31, 2011, 2012 or 2013. In the fourth quarter of 2011, the vesting of all of the 2011 performance-based RSUs became probable based on the Company’s operating results for the year 2011, and the Company recognized $6.1 million of compensation expense for such RSUs in the quarter. In the first quarter of 2012, the 2011 performance-based RSUs vested but remained subject to post-vesting transfer restrictions until December 31, 2013. Therefore, the fair value of the 2011 performance-based RSUs was determined based on the closing price of the Company’s stock on the grant date with a liquidity discount of 15% for the post-vesting restrictions. The liquidity discount for the post-vesting restrictions was determined based on a quantitative model using the following assumptions: expected holding period of 2 years, dividend yield of 0.0%, volatility of 40.0% and risk-free interest rate of 0.26%.  The dividend yield of 0.0% was used because these RSUs received dividends during the post-vesting restriction period.  The risk-free rate was interpolated from the U.S. constant maturity treasuries for a term corresponding to the expected holding period.  The volatility was calculated from the historical weekly stock prices of the Company and comparable companies for a term corresponding to the holding period.

The RSUs granted to certain new employees and the Company’s independent directors in 2011 had vesting periods ranging from one to three years. The fair value of those RSUs was determined based on the closing price of the Company’s stock on the grant date discounted for dividends not received during the vesting period using assumed dividend rate ranging from $0.02 to $0.03 per quarter and risk-free interest rate ranging from 0.25% to 1.01%.

In February 2012, the Company granted 910,000 RSUs to certain employees for long term incentive purposes. These units have Company performance-based condition and a three-year requisite service period and will vest when both conditions are met. The fair value of these RSUs was determined based on the closing price of the Company’s stock on the grant date, discounted for dividends not received during the vesting period using assumed dividend rate of $0.035 per quarter and risk-free interest rate of 0.35%. In the fourth quarter of 2012, the vesting of these RSUs became probable based on the Company’s operating results for the year 2012, and the Company recognized $1.8 million of compensation expense for such RSUs in the quarter. The remaining compensation expense related to these RSUs will be recognized over the remaining vesting period of two years.

On February 11, 2013, the Company granted approximately 560,000 RSUs to certain employees for long-term incentive purposes. In addition, approximately 110,000 and 446,000 RSUs were granted in 2013 to certain employees as deferred compensation and as hiring bonuses, respectively. These RSUs have requisite service periods of two to three years and receive cash dividend equivalents during the vesting periods. The fair value of these RSUs was determined based on the closing price of the Company’s stock on the grant date without any discount.

The following table summarizes the RSU activity for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value

Balance, beginning of year	1,020,382	$7.27	1,634,268	$7.42	1,630,026	$8.52
Granted	1,115,505	6.22	952,597	7.29	1,073,583	7.43
Vested	(118,173)	6.73	(1,456,540)	7.00	(1,039,082)	9.14
Forfeited	(136,565)	7.01	(109,943)	6.89	(30,259)	8.11
Balance, end of period	1,881,149	$6.70	1,020,382	$7.27	1,634,268	$7.42

The aggregate fair value of RSUs vested during the years ended December 31, 2013, 2012 and 2011 were $0.8 million, $10.2 million and $8.4 million, respectively. The income tax benefits realized from the vested RSUs were $0.3 million, $3.7 million and $3.0 million, respectively.

The Company recognizes compensation expense for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. For the years ended December 31, 2013, 2012 and 2011, the Company recorded compensation expense related to RSUs of $4.4 million, $2.5 million, and $10.3 million respectively. For the year ended December 31, 2012, the compensation expense related to RSUs awarded included $1.8 million recognized on the probable vesting of the performance-based RSUs granted in February 2012, described above. For the year ended December 31, 2011, the compensation expense related to RSUs awarded included $6.1 million recognized on the probable vesting of 100.0% of the 2011 performance-based RSUs described above.

For the years ended December 31, 2013, 2012 and 2011, the Company recognized income tax benefits of $2.1 million, $0.9 million and $4.2 million, respectively, related to the compensation expense recognized for RSUs. As of December 31, 2013 and 2012, there was $6.5 million and $4.8 million, respectively, of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.51 years and 1.87 years, respectively.

The Company pays cash dividend equivalents on certain unvested RSUs. Dividend equivalents paid on RSUs are generally charged to retained earnings. Dividend equivalents paid on RSUs expected to be forfeited are included in compensation expense. The Company accounts for the tax benefit related to dividend equivalents paid on RSUs as an increase on additional paid-in capital.

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

The computations of basic and diluted net income per share and basic and diluted net income (loss) per unit for the years ended December 31, 2013, 2012 and 2011 are shown in the table below:

(In thousands, except per share data)	Year Ended December 31,
	2013	2012	2011

Numerator:
Net income (loss) attributable to JMP Group, Inc	$3,628	$2,757	$(2,456)

Denominator:
Basic weighted average shares outstanding	22,158	22,582	22,118

Effect of potential dilutive securities:
Restricted stock units	1,159	324	-

Diluted weighted average shares outstanding	23,317	22,906	22,118

Net income (loss) per share
Basic	$0.16	$0.12	$(0.11)
Diluted	$0.16	$0.12	$(0.11)

In the table above, unvested non-forfeitable RSUs that have dividend equivalent rights are treated as a separate class of securities in calculated net income (loss) per share. The impact of applying this methodology was a reduction in basic net income per share of less than $0.01 for 2013 and zero for both 2012 and 2011.

Stock options to purchase 2,794,534, 1,642,841 and 1,755,131 shares of common stock for the years ended December 31, 2013, 2012 and 2011, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

Stock options to purchase 1,412,192 and zero shares of common stock for the years ended December 31, 2013, 2012 and 2011, respectively, had a Company performance-based condition and were not included in the computation of diluted weighted-average common shares outstanding because such performance-based condition has not been met.

Restricted stock units for 75,255, zero and 71,883 shares of common stock for the years ended December 31, 2013, 2012 and 2011, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

12. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the United States Internal Revenue Service. There were no contributions by the Company during the years ended December 31, 2013, 2012 and 2011.

13. Income Taxes

The components of the Company’s income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 are as follows:

(In thousands)	Year Ended December 31,
	2013	2012	2011
Federal	$8,789	$2,714	$3,725
State	715	(791)	278
Total current income tax expense	9,504	1,923	4,003

Federal	(5,154)	(814)	(4,795)
State	(400)	472	(840)
Total deferred income tax expense (benefit)	(5,554)	(342)	(5,635)
Total income tax expense (benefit)	$3,950	$1,581	$(1,632)

A reconciliation of the statutory U.S. federal income tax rate to the effective tax rate for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Year Ended December 31,
	2013	2012	2011
Tax at federal statutory tax rate	35.00%	34.00%	35.00%
State income tax, net of federal tax benefit (1)	3.82%	6.67%	19.76%
Change in New York valuation (1)	-1.06%	-3.70%	-14.01%
Adjustment for permanent items (HGC, HGC II, HCC LLC, CLO II and HCAP Advisors non-controlling interest) (2)	-19.84%	-17.55%	-6.89%
Adjustment for other permanent items	-0.55%	0.20%	-2.72%
Rate before one-time events	17.37%	19.62%	31.14%
Deferred tax asset written off related to options and RSUs	4.11%	0.31%	-3.48%
Adjustment for prior year taxes	-0.55%	-1.15%	5.95%
California state enterprise zone tax credit	-0.97%	-2.20%	4.83%
Adjustment for capitalized costs	2.54%	0.00%	0.00%
Effective tax rate	22.50%	16.58%	38.44%

(1)	HCC LLC (through May 2, 2013), CLO II (effective April 30, 2013), HCAP Advisors (effective May 1, 2013), HGC, and HGC II are consolidated for financial reporting purposes but not for tax purposes.

The increase in the effective tax rate for the year ended December 31, 2013 compared to the same period in 2012 was primarily attributable to the deferred tax written off related to options and RSUs and the capitalization of stock issuance costs.  The effective interest rate is low as it is calculated using tax expense related to the Company divided by income before non-controlling interest.

As of December 31, 2013 and 2012, the components of deferred tax assets and liabilities are as follows:

(In thousands)	As of December 31,
	2013	2012
Deferred tax assets:
Accrued compensation and related expenses	$4,391	$5,829
Equity based compensation	2,860	2,010
Reserves and allowances	2,043	3,661
New York net operating loss	495	715
Liquidity discount at JMP Credit	-	1,537
Deferred compensation	1,992	823
Other	1,734	604
Total deferred tax assets	13,515	15,179
Deferred tax liabilities:
Investment in partnerships	(517)	(1,608)
Repurchase of asset-backed securities issued	(1,647)	(1,600)
Liquidity discount at JMP Credit	-	(5,747)
Depreciation and amortization	(141)	(262)
Net unrealized capital gains/losses	(1,249)	(1,296)
Interest in HCC LLC (1)	(71)	(188)
Total deferred tax liabilities	(3,625)	(10,701)

Net deferred tax asset before valuation allowance	9,890	4,478

Valuation allowance	(1,009)	(1,166)

Net deferred tax assets	$8,881	$3,312

(1)	HCC LLC was consolidated for financial reporting purposes (through May 2, 2013) but not consolidated for tax reporting purposes.

As of December 31, 2013, JMP Group Inc. has a New York State and City net operating loss (“NOL”) carry forward of approximately $21.3 million, which expires between 2029 and 2032. The NOL has a full valuation allowance against it.

The valuation allowance decreased $0.2 million in fiscal year 2013 and $0.4 million in the prior year.

With the exception of the New York State and City deferred tax asset, the Company has determined that a valuation allowance against any other deferred tax assets was not necessary as of December 31, 2013, 2012 and 2011. Management believes that that the deferred tax assets will, more-likely-than-not, be realized based on taxes paid in prior years and future reversing taxable temporary differences. The Company has analyzed the filing positions in its Federal and state income tax returns for all open tax years, which are 2010 and 2012 for federal income tax purposes and 2009 through 2012 for California income tax purposes.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates; with the limited exception of certain jurisdictions which do not have a significant adverse effect on the Company’s overall tax exposure. The Company recognizes tax benefits related to its tax positions only where the position is “more likely than not” to be sustained in the event of examination by tax authorities. As part of its assessment, the Company analyzes its tax filing positions in all of the federal, state and foreign tax jurisdictions where it is required to file income tax returns, and for all open tax years in these jurisdictions. As of December 31, 2013, the total reserve balance including interest and penalties was $0.1 million. The Company is not currently under examination in any tax jurisdictions and does not anticipate any tax adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow within the next twelve months.

14. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts, Minnesota, New York and Pennsylvania under various operating leases. Rental expense was $3.4 million for both the years ended December 31, 2013 and 2012, and $2.9 million for the year ended December 31, 2011. The Company recorded sublease income of $0.2 million for both the years ended December 31, 2013 and 2012, and $0.6 million for the year ended December 31, 2011.

The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

(In thousands)	December 31, 2013
2014	4,082
2015	4,087
2016	4,052
2017	3,447
2018	2,254
Thereafter	904
$18,826

In connection with its underwriting activities, JMP Securities enters into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. At December 31, 2013 and 2012, JMP Securities had no open underwriting commitments.

The marketable securities owned and the restricted cash as well as the cash held by the clearing broker may be used to maintain margin requirements. At both December 31, 2013 and 2012, the Company had $150,000 of cash on deposit with JMP Securities’ clearing broker. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. As of December 31, 2013 and 2012, the Company had unfunded commitments of $40.4 million and $18.6 million in the Corporate Credit segment, respectively. $8.7 million of the unfunded commitments as of December 31, 2013 relate to commitments traded but not yet closed in CLO II.  $10.4 million of the unfunded commitments as of December 31, 2013 relate to commitments traded but not yet closed in CLO III. The Company determined the fair value of the unfunded commitments to be $41.0 million and $18.9 million as of December 31, 2013 and 2012, using the average market bid and ask quotation obtained from a loan pricing service.

15. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $59.1 million and $36.7 million, which were $58.1 million and $35.7 million in excess of the required net capital of $1.0 million at December 31, 2013 and 2012, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.16 to 1 and 0.17 to 1 at December 31, 2013 and 2012, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

16. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships limited liability companies, and offshore investment companies. The Company also owns an investment in most of such affiliated entities. As of December 31, 2013 and 2012, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $55.3 million and $28.0 million, respectively, which consisted of investments in hedge and other private funds of $44.6 million and $27.9 million, respectively, investments in funds of funds of $0.1 million for both years, and an investment in HCC common stock of $10.6 million and zero, respectively. Base management fees earned from these affiliated entities were $10.8 million, $9.4 million and $9.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Also, the Company earned incentive fees of $15.1 million, $6.3 million and $10.1 million from these affiliated entities for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, the Company had incentive fees receivable from these entities of $7.9 million and $2.9 million, respectively.

17. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at December 31, 2013 had settled with no resulting material liability to the Company. For the years ended December 31, 2013, 2012 and 2011, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of December 31, 2013.

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

In connection with the CLOs, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include unfunded commitments to lend and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet of the Company.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In its Corporate Credit segment, the Company had unfunded commitments of $40.4 million and standby letters of credit of $1.8 million at December 31, 2013. In its Corporate Credit segment, the Company had unfunded commitments of $18.6 million and standby letters of credit of $1.0 million at December 31, 2012.

20. Business Segments

The Company’s business results are categorized into the following five business segments: Broker-Dealer, Asset Management, Corporate Credit, Investment Income and Corporate Costs. The Broker-Dealer segment includes a broad range of services, such as underwriting and acting as a placement agent for public and private capital markets raising transactions and financial advisory services in M&A, restructuring and other strategic transactions. The Broker-Dealer segment also includes institutional brokerage services and equity research services to our institutional investor clients. The Asset Management segment includes the management of a broad range of pooled investment vehicles, including the Company’s hedge funds, hedge funds of funds. The Corporate Credit segment includes the management of collateralized loan obligations and small business loans. The Investment Income segment includes income from the Company’s principal investments in public and private securities, as well as any other net interest and income from investing activities. The Corporate Costs segment includes expenses related to JMP Group Inc., the holding company, and JMP Group LLC, and is mainly comprised of corporate overhead expenses and interest expense related to the Company’s credit facility with City National Bank.

The accounting policies of the segments are consistent with those described in the Significant Accounting Policies in Note 2.

Management uses Adjusted Operating Net Income as a key metric when evaluating the performance of JMP Group’s core business strategy and ongoing operations. Adjusted Operating Net Income is a non-GAAP financial measure that adjusts the Company’s net income as follows: (i) reverses non-cash stock-based compensation expense related to equity awards granted both at the time of JMP Group’s May 2007 initial public offering and thereafter, (ii) recognizes 100% of the cost of deferred compensation in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, (iii) excludes the net amortization of liquidity discounts on loans held and asset-backed securities issued by JMP Credit Corporation, (iv) excludes amortization expense related to an intangible asset, (v) reverses net unrealized gains and losses on strategic equity investments and warrants, (vi) excludes unrealized mark-to-market gains or losses on the investment portfolio at HCC LLC, (vii) includes a non-recurring expense of $450,000 in connection with the initial public offering of HCC on May 2, 2013, (viii) excludes gains or losses recognized by JMP Credit Corporation due to the sale or payoff of loans originally included in the portfolio acquired by JMP Group in April 2009, (ix) excludes general loan loss reserves on CLO II, and (x) presents revenues and expenses on a basis that deconsolidates HGC, HGC II and HCC LLC. HGC and HGC II are excluded as we own a relatively small percentage of these funds, although they are consolidated. These charges may otherwise obscure the company’s operating income and complicate an assessment of the company’s core business activities. The operating pre-tax net income facilitates a meaningful comparison of the Company’s results in a given period to those in prior and future periods. The revenues and expenses are presented on a basis that deconsolidates the investment funds Harvest manages.

The Company’s segment information for the years ended December 31, 2013, 2012 and 2011 was prepared using the following methodology:

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

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

(In thousands)	Year Ended December 31,
	2013	2012	2011
Broker-Dealer
Non-interest revenues	$99,133	$73,130	$71,738
Total net revenues after provision for loan losses	$99,133	$73,130	$71,738
Non-interest expenses	84,785	67,152	68,853
Segment operating pre-tax net income	$14,348	$5,978	$2,885
Segment assets	$109,437	$66,611	$69,924
Asset Management
Non-interest revenues	$29,598	$23,177	$23,812
Total net revenues after provision for loan losses	$29,598	$23,177	$23,812
Non-interest expenses	29,628	20,686	20,254
Non-controlling interest	(1,731)	-	-
Segment operating pre-tax net income	$1,701	$2,491	$3,558
Segment assets	$134,471	$57,423	$91,181
Corporate Credit
Non-interest revenues	$4,735	$4,064	$6,013
Total net revenues after provision for loan losses	$4,735	$4,064	$6,013
Non-interest expenses	3,691	2,996	4,585
Segment operating pre-tax net income	$1,044	$1,068	$1,428
Segment assets	$17,207	$5,415	$4,857
Investment Income
Non-interest revenues	$11,128	$8,442	$4,669
Net interest income	16,470	19,314	21,332
Provision for loan losses	(51)	(184)	(35)
Total net revenues after provision for loan losses	$27,547	$27,572	$25,966
Non-interest expenses	5,224	(4,130)	112
Non-controlling interest	981	670	590
Segment operating pre-tax net income	$21,342	$31,032	$25,264
Segment assets	$805,601	$518,283	$483,423
Corporate Costs
Non-interest expenses	16,039	13,647	11,461
Segment operating pre-tax net loss	$(16,039)	$(13,647)	$(11,461)
Segment assets	$187,838	$159,233	$133,391
Eliminations
Non-interest revenues	$(5,764)	$(5,419)	$(5,107)
Total net revenues after provision for loan losses	$(5,764)	$(5,419)	$(5,107)
Non-interest expenses	(5,744)	(5,419)	(5,086)
Segment operating pre-tax net loss	$(20)	$-	$(21)
Segment assets	$(132,622)	$(97,102)	$(122,111)
Total Segments
Non-interest revenues	$138,830	$103,394	$101,125
Net interest income	16,470	19,314	21,332
Provision for loan losses	(51)	(184)	(35)
Total net revenues after provision for loan losses	$155,249	$122,524	$122,422
Non-interest expenses	133,623	94,932	100,179
Non-controlling interest	(750)	670	590
Segment operating pre-tax net income	$22,376	$26,922	$21,653
Total assets	$1,121,932	$709,863	$660,665

The following tables reconcile the total segments to consolidated net income before income tax expense and total assets as of and for the years ended December 31, 2013, 2012 and 2011.

(In thousands)	As of and Year Ended December 31, 2013
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated
Non-interest revenues	$138,830	$9,786	(a)	$148,616
Net Interest Income	16,470	(13,234)	(b)	3,236
Provision for loan losses	(51)	(2,586)		(2,637)
Total net revenues after provision for loan losses	$155,249	$(6,034)		$149,215
Non-interest expenses	133,623	(1,959)	(c)	131,664
Noncontrolling interest	(750)	10,723		9,973
Operating pre-tax net income (loss)	$22,376	$(14,798)	(d)	$7,578
Total assets	$1,121,932	$-		$1,121,932

(In thousands)	As of and Year Ended December 31, 2012
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated
Non-interest revenues	$103,394	$6,829	(a)	$110,223
Net Interest Income	19,314	(26,409)	(b)	(7,095)
Provision for loan losses	(184)	(2,022)		(2,206)
Total net revenues after provision for loan losses	$122,524	$(21,602)		$100,922
Non-interest expenses	94,932	(3,544)	(c)	91,388
Noncontrolling interest	670	4,526		5,196
Operating pre-tax net income (loss)	$26,922	$(22,584)	(d)	$4,338
Total assets	$709,863	$-		$709,863

(In thousands)	As of and Year Ended December 31, 2011
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated
Non-interest revenues	$101,125	$14,548	(a)	$115,673
Net Interest Income	21,332	(23,723)	(b)	(2,391)
Provision for loan losses	(35)	(1,693)		(1,728)
Total net revenues after provision for loan losses	$122,422	$(10,868)		$111,554
Non-interest expenses	100,179	15,620	(c)	115,799
Noncontrolling interest	590	(747)		(157)
Operating pre-tax net income (loss)	$21,653	$(25,741)	(d)	$(4,088)
Total assets	$660,665	$-		$660,665

(a) Non-interest revenue adjustments are comprised of loan sale gains, mark-to-market gains/losses, strategic equity investments and warrants, and fund-related revenues recognized upon consolidation of certain Harvest Funds.

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

(d) Reconciling operating pre-tax net income to Consolidated Net Income before income tax expense in the Consolidated Statements of Operations consists of the following:

(In thousands)	Year Ended December 31,
	2013	2012	2011
Total Segments adjusted operating pre-tax net income	$22,377	$26,921	$21,654
Subtract / (Add back)
Stock options / IPO RSU expense	920	-	778
Compensation expense - post-IPO RSUs	2,823	2,492	9,526
Deferred compensation program accounting adjustment	(6,170)	(6,985)	-
HCC IPO administrative expense	450	(450)	-
Net unrealized loss/ (gain) on strategic equity investments and warrants.	(596)	527	(441)
General loan loss reserve for CLO II	1,241	-	-
Net amortization of liquidity discounts on loans and asset-backed securities issued	14,979	29,208	23,522
Amortization of intangible asset	-	-	200
Unrealized mark-to-market (gain)/loss - HCC	610	(627)	17
Gain on loan portfolio acquired	542	(1,582)	(7,860)
Consolidated pre-tax net income (loss) attributable to JMP Group Inc.	$7,578	$4,338	$(4,088)

Income tax expense (benefit)	3,950	1,581	(1,632)
Consolidated Net Income (Loss) attributable to JMP Group Inc.	$3,628	$2,757	$(2,456)

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

	As of December 31,
(In thousands)	2013	2012
	Net Assets	Net Assets
Harvest Opportunity Partners II	$95,362	$84,852
Harvest Small Cap Partners	321,714	288,391
Harvest Franchise Fund	114,145	84,192
Harvest Agriculture Select	43,089	18,162
Harvest Technology Partners	42,661	32,689
Harvest Diversified Partners	-	23,598

(In thousands)	Year Ended December 31,
	2013		2012		2011
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II	$7,091	$(1,366)	$11,752	$(1,300)	$2,100	$(1,661)
Harvest Small Cap Partners	70,713	(21,173)	42,478	(21,096)	63,139	(19,588)
Harvest Franchise Fund	26,472	(4,039)	(7,267)	(215)	-	-
Harvest Agriculture Select	3,838	(478)	3,172	(298)	(158)	(308)
Harvest Technology Partners	752	(761)	(577)	(1,032)	2,149	(722)
Harvest Diversified Partners	1,563	(435)	2,626	(417)	1,071	(726)

22. Subsequent Events

In January 2014, the Company issued $48.3 million principal amount of 7.25% senior notes (the “2014 Senior Notes”). The 2014 Senior Notes will mature on January 15, 2021, and may be redeemed in whole or in part at any time or from time to time at the company’s option on or after January 15, 2017, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The 2014 Senior Notes will bear interest at a rate of 7.25% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year, beginning on April 15, 2014.

On February 5, 2014, the Company granted approximately 334,000 RSUs to certain employees for long-term incentive purposes. Such RSUs have a required service period of three years and will vest on December 31, 2016 provided that employees provide continuous service through that date.

On February 11, 2014, the Company granted approximately 428,000 RSUs to certain employees as part of the 2013 annual compensation program.  50% of these units will vest on each of December 31, 2014 and December 31, 2015 provided that employees provide continuous service through those dates.

On February 5, 2014 and February 10, 2014, the Company granted stock options to purchase approximately 1.4 million shares of the Company's common stock to certain employees for long-term incentive purposes.  On March 11, 2014, the Company granted stock options to purchase 110,000 shares of the Company's common stock to its independent directors.  Both of these stock options have a Company performance-based condition and a three-year service condition and will vest when both of the conditions are met.

On March 11, 2014, the Company’s board of directors declared a cash dividend of $0.045 per share of common stock for the fourth quarter of 2013 to be paid on April 11, 2014, to common stockholders of record on March 28, 2014.

23. Selected Quarterly Financial Data (Unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2013 and 2012. These quarterly results were prepared in accordance with GAAP and reflect all adjustments that are in the opinion of management, necessary for a fair statement of the results.

	JMP Group Inc.
	Selected Consolidated Financial Data
	Three Months Ended
(In thousands, except per share data)	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013

Total net revenues after provision for loan losses	$59,686	$35,377	$30,904	$23,248

Non-interest expenses:
Compensation and benefits	33,366	24,685	24,776	19,605
Other expenses	7,297	6,786	8,983	6,166
Total non-interest expenses	40,663	31,471	33,759	25,771

Income (loss) before income tax expense	19,023	3,906	(2,855)	(2,523)
Income tax expense (benefit)	3,772	1,634	(644)	(812)
Net income (loss)	15,251	2,272	(2,211)	(1,711)
Less: Net (loss) income attributable to the non-controlling interest	11,758	(1,017)	(776)	8
Net income (loss) attributable to JMP Group Inc.	3,493	3,289	(1,435)	(1,719)

Net income attributable to JMP Group Inc. per common share:
Basic	$0.16	$0.14	$(0.06)	$(0.08)
Diluted	$0.16	$0.14	$(0.06)	$(0.08)

	JMP Group Inc.
	Selected Consolidated Financial Data
	Three Months Ended
(In thousands, except per share data)	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012

Total net revenues after provision for loan losses	$23,766	$18,627	$26,895	$31,634

Non-interest expenses:
Compensation and benefits	10,582	17,358	16,704	21,771
Other expenses	7,036	6,277	5,984	5,676
Total non-interest expenses	17,618	23,635	22,688	27,447

Income (loss) before income tax expense	6,148	(5,008)	4,207	4,187
Income tax expense (benefit)	3,004	(884)	(920)	381
Net income (loss)	3,144	(4,124)	5,127	3,806
Less: Net (loss) income attributable to the non-controlling interest	(2,184)	(2,817)	6,765	3,432
Net income (loss) attributable to JMP Group Inc.	5,328	(1,307)	(1,638)	374

Net income attributable to JMP Group Inc. per common share:
Basic	$0.23	$(0.06)	$(0.07)	$0.02
Diluted	$0.23	$(0.06)	$(0.07)	$0.02

Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Our management, with the participation of the Chairman and Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated our disclosure controls and procedures as of the end of the year covered by this Annual Report on Form 10-K.

Based on that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, based on the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission, as of the end of the year covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management report on internal control over financial reporting is contained in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of the inherent limitations of any system of internal control. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses of judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper overriding of controls. As a result of such limitations, there is risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Item 9B.       Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the sections of our Proxy Statement for the 2014 Annual Meeting of Stockholders, captioned “Board of Directors,” “Compensation of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which is incorporated herein by reference.

Item 11.     Executive Compensation

Information with respect to this item will be contained in the sections of our Proxy Statement for the 2014 Annual Meeting of Stockholders, captioned “Executive Compensation” which is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item will be contained in the sections of our Proxy Statement for the 2014 Annual Meeting of Stockholders, captioned “Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” which is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item will be contained in the sections of our Proxy Statement for the 2014 Annual Meeting of Stockholders, captioned “Related Party Transactions” and “Director Independence” which is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services

Information with respect to this item will be contained in the sections of our Proxy Statement for the 2014 Annual Meeting of Stockholders, captioned “Fees Paid to Independent Registered Public Accounting Firm” which is incorporated herein by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Form 10-K:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Form 10-K are listed below. The required financial statements appear on pages __ through __ herein.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements.

3.	Exhibits

See the Exhibit Index immediately following the signature page of this Form 10-K for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2014

JMP GROUP INC.

By:	/ S / JOSEPH A. JOLSON
Joseph A. Jolson
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2014

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

4.2

Indenture dated as of January 24, 2013, between JMP Group Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on January 25, 2013).

4.3

First Supplemental Indenture dated as of January 25, 2013, between JMP Group Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K filed on January 25, 2013).

4.4	Form of 8.00% Senior Nate due 2023 (included as Exhibit A to Exhibit 4.3 above).

4.5

Indenture dated as of April 30, 2013, by and among JMP Credit Advisors CLO II Ltd., as issuer, JMP Credit Advisors CLO II LLC, as co-issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on May 6, 2013).

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

10.16	Amendment Number One to Credit Agreement (CNB) (incorporated by reference to Exhibit 10.16 to the Registrant’s annual report on Form 10-K filed on March 9, 2010).

10.17	Summary of Compensation Arrangements with Executive Officers, Dated March 3, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed on May 8, 2009).

10.18	Summary of Performance Goals under the 2007 Senior Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed on August 10, 2007).

10.19	Form of Tax Identification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1/A (No. 333-140689) filed May 8, 2007).

10.20	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.13.6 to the Registrant’s quarterly report on Form 10-Q filed on May 6, 2010).

10.20.1	Amendment Number Four to Credit Agreement, Dated January 28, 2010 (incorporated by reference to Exhibit 10.17 to the Registrant’s quarterly report on Form 10-Q filed on May 6, 2010).

10.20.2	Amendment Number Five to Credit Agreement, dated as of April 8, 2011 (incorporated by reference to Exhibit 10.20.2 to the Registrant’s quarterly report on Form 10-Q filed on August 4, 2011).

10.20.3	Amendment Number Six to Credit Agreement, dated as of August 24, 2011 (incorporated by reference to the Registrant’s current report on Form 8-K filed on August 25, 2011).

10.20.4	Amended and Restated Credit Agreement, dated October 11, 2012 (incorporated by reference to Exhibit 10.20.4 to the Registrant’s quarterly report on Form 10-Q filed on November 1, 2012).

10.20.5

Amendment Number Two to Revolving Note and Cash Subordination Agreement & Revolving Note, dated October 11, 2012 (incorporated by reference to Exhibit 10.20.5 to the Registrant’s quarterly report on Form 10-Q filed on November 1, 2012).

10.21	Amended Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.21 to the Registrant’s quarterly report on Form 10-Q filed on August 2, 2012).

10.20.6

Amendment Number One to Amended and Restated Credit Agreement, dated as of April 8, 2013 (incorporated by reference to Exhibit 10.20.6 to the Registrant’s quarterly report on Form 10-Q filed on May 6, 2013).

10.23

Portfolio Management Agreement, dated as of April 30, 2013 between, JMP Credit Advisors CLO II Ltd., as Issuer and JMP Credit Advisors LLC, as manager (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on May 6, 2013).

10.24

Collateral Administration Agreement, dated as of April 30, 2013, by and among JMP Credit Advisors CLO II Ltd., JMP Credit Advisors LLC and U.S. Bank National Association, as collateral administrator (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed on May 6, 2013).

116

Exhibit Number	Description

10.25	Purchaser Subscription Letter for Certificated Notes, dated April 25, 2013 (incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K filed on May 6, 2013).

10.26*	Credit Agreement, dated as of December 11, 2013.

21*	List of subsidiaries of JMP Group Inc.

23.1*	Consent of Pricewaterhouse Coopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes.

*	Filed herewith