Form 10-Q
period 2014-03-31
JMP Group Inc.
filed 2014-05-01
CIK 1383803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014 OR

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2014 was 21,706,307.

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

JMP Group Inc. provides its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large stockholders, and any amendments to those documents filed or furnished pursuant to the Exchange Act free of charge on the Investor Relations section of its website located at http://www.jmpg.com. These filings will become available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. From time to time JMP Group Inc. may use its website as a channel of distribution of material company information.

JMP Group Inc. also makes available, in the Investor Relations section of its website and will provide print copies to stockholders upon request, (i) its corporate governance guidelines, (ii) its code of business conduct and ethics, and (iii) the charters of the audit, compensation, and corporate governance and nominating committees of its board of directors. These documents, as well as the information on the website of JMP Group Inc., are not intended to be part of this quarterly report and inclusions of our internet address in this Form 10-Q are inactive textual references only.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

JMP Group Inc.

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2014	December 31, 2013

Assets
Cash and cash equivalents	$41,676	$65,906
Restricted cash and deposits (includes cash on deposit with clearing broker of $435 and $150 at March 31, 2014 and December 31, 2013, respectively)	75,550	68,029
Receivable from clearing broker	1,557	1,280
Investment banking fees receivable, net of allowance for doubtful accounts of zero at March 31, 2014 and December 31, 2013	15,507	13,161
Marketable securities owned, at fair value	31,505	29,295
Incentive fee receivable	2,919	7,910
Other investments (includes $180,452 and $161,518 measured at fair value at March 31, 2014 and December 31, 2013, respectively)	180,678	161,773
Loans held for investment, net of allowance for loan losses	1,144	825
Loans collateralizing asset-backed securities issued, net of allowance for loan losses (1)	783,326	727,270
Interest receivable	1,851	1,876
Fixed assets, net	2,019	2,092
Deferred tax assets	13,868	12,492
Other assets	12,215	30,022
Total assets	$1,163,815	$1,121,931

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$14,506	$13,749
Accrued compensation	18,256	51,347
Asset-backed securities issued	713,508	716,423
Interest payable	3,266	2,767
Note payable	-	15,000
Line of credit	-	2,895
CLO III warehouse credit facility	50,413	-
Bond payable	94,300	46,000
Deferred tax liability	3,841	3,625
Other liabilities	32,770	32,885
Total liabilities	930,860	884,691

Commitments and Contingencies
JMP Group Inc. Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,780,052 shares issued at both March 31, 2014 and December 31, 2013; 21,833,073 and 21,819,446 shares outstanding at March 31, 2014 and December 31, 2013, respectively	23	23
Additional paid-in capital	133,472	132,547
Treasury stock, at cost, 946,979 and 960,606 shares at March 31, 2014 and December 31, 2013, respectively	(5,967)	(6,076)
Retained earnings (Accumulated deficit)	2,845	(109)
Total JMP Group Inc. stockholders' equity	130,373	126,385
Nonredeemable Non-controlling Interest	102,582	110,855
Total equity	232,955	237,240
Total liabilities and equity	$1,163,815	$1,121,931

(1) Includes loans which will be used to collateralize CLO III. Refer to Note 5 for further discussion.

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Financial Condition - (Continued)

(Unaudited)

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities ("VIEs") included in total assets and total liabilities above:

	March 31, 2014	December 31, 2013

Cash and cash equivalents	$65	$211
Restricted cash	44,454	43,497
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	723,255	726,774
Interest receivable	1,614	1,851
Incentive fees receivable	136	-
Deferred tax assets	2,111	1,935
Other assets	3,098	3,602
Total assets of consolidated VIEs	$774,733	$777,870

Accrued compensation	125	405
Asset-backed securities issued	713,508	716,423
Note payable (1)	2,500	4,053
Interest payable	1,881	1,947
Deferred tax liability	1,564	1,647
Other liabilities	834	882
Total liabilities of consolidated VIEs	$720,412	$725,357

(1)	March 31, 2014 and December 31, 2013 balances are inclusive of intercompany loan.

 The asset-backed securities issued (“ABS”) by the VIE are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, only the assets of the VIE can be used to settle the obligations of the VIE.

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013

Revenues
Investment banking	$25,053	$12,107
Brokerage	6,656	5,194
Asset management fees	5,544	6,751
Principal transactions	(3,693)	1,917
Gain on sale, payoff and mark-to-market of loans	380	1,089
Net dividend income (loss)	235	(8)
Other income	222	288
Non-interest revenues	34,397	27,338

Interest income	8,588	8,158
Interest expense	(4,828)	(11,299)
Net interest income (expense)	3,760	(3,141)

Provision for loan losses	(497)	(949)

Total net revenues after provision for loan losses	37,660	23,248

Non-interest expenses
Compensation and benefits	31,376	19,605
Administration	1,722	1,331
Brokerage, clearing and exchange fees	925	887
Travel and business development	851	958
Communications and technology	948	853
Occupancy	825	804
Professional fees	807	1,024
Depreciation	227	226
Other	212	83
Total non-interest expenses	37,893	25,771
Net loss before income tax expense	(233)	(2,523)
Income tax expense (benefit)	1,696	(812)
Net loss	(1,929)	(1,711)
Less: Net income (loss) attributable to nonredeemable non-controlling interest	(5,927)	8
Net income (loss) attributable to JMP Group Inc.	$3,998	$(1,719)

Net income (loss) attributable to JMP Group Inc. per common share:
Basic	$0.17	$(0.08)
Diluted	$0.17	$(0.08)

Dividends declared per common share	$0.045	$0.035

Weighted average common shares outstanding:
Basic	21,820	22,607
Diluted	23,612	22,607

See accompanying notes to consolidated financial statements.

  JMP Group Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013

Net loss	$(1,929)	$(1,711)
Other comprehensive income
Unrealized gain on cash flow hedge, net of tax	-	14
Comprehensive loss	(1,929)	(1,697)
Less: Comprehensive (loss) income attributable to non-controlling interest	(5,927)	8
Comprehensive income (loss) attributable to JMP Group Inc.	$3,998	$(1,705)

JMP Group Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

(In thousands)

	JMP Group Inc. Stockholders' Equity
					Retained	Accumulated	Nonredeemable
				Additional	Earnings	Other	Non-
	Common Stock		Treasury	Paid-In	(Accumulated	Comprehensive	controlling
	Shares	Amount	Stock	Capital	Deficit)	Loss	Interest	Total Equity
Balance, December 31, 2013	22,780	$23	$(6,076)	$132,547	$(109)	$-	$110,855	$237,240
Net income	-	-	-	-	3,998	-	(5,927)	(1,929)
Additonal paid-in capital - stock-based compensation	-	-	-	1,734	-	-	-	1,734
Dividends and dividend equivalents declared on common stock and restricted stock units	-	-	-	-	(1,044)	-	-	(1,044)
Purchases of shares of common stock for treasury	-	-	(33)	-	-	-	-	(33)
Reissuance of shares of common stock from treasury	-	-	142	35	-	-	-	177
Purchase of subsidiary shares from non-controlling interest holders	-	-	-	(844)	-	-	(5,156)	(6,000)
Distributions to non-controlling interest holders	-	-	-	-	-	-	3,389	3,389
Capital contributions from non-controlling interest holders	-	-	-	-	-	-	(579)	(579)
Balance, March 31, 2014	22,780	$23	$(5,967)	$133,472	$2,845	$-	$102,582	$232,955

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,929)	$(1,711)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	497	949
Accretion of deferred loan fees	(351)	(701)
Amortization of liquidity discount, net	(28)	8,740
Amortization of debt issuance costs	85	31
Amortization of original issue discount, related to CLO II	224	-
Interest paid in kind	-	(351)
Gain on sale and payoff of loans	(380)	(999)
Change in other investments:
Fair value	4,201	(1,093)
Incentive fees reinvested in general partnership interests	(1,921)	(3,312)
Change in fair value of small business loans	-	(90)
Realized loss (gain) on other investments	9	(167)
Depreciation and amortization of fixed assets	227	226
Stock-based compensation expense	1,959	964
Deferred income taxes	(1,159)	(3,599)
Net change in operating assets and liabilities:
Decrease (increase) in interest receivable	25	(158)
Increase in receivables	(15,485)	(4,813)
Increase in marketable securities	(2,210)	(3,482)
Decrease (increase) in restricted cash (excluding restricted cash reserved for lending activities), deposits and other assets	18,847	(14,248)
Increase in marketable securities sold, but not yet purchased	757	722
Increase in interest payable	499	628
Decrease in accrued compensation and other liabilities	(34,242)	(6,733)
Net cash used in operating activities	(30,375)	(29,197)

Cash flows from investing activities:
Purchases of fixed assets	(154)	(105)
Purchases of other investments	(23,282)	(41,952)
Sales of other investments	19,941	7,612
Funding of loans collateralizing asset-backed securities issued	(127,933)	(46,161)
Funding of small business loans	-	(1,000)
Funding of loans held for investment	(319)	-
Sale and payoff of loans collateralizing asset-backed securities issued	60,569	38,293
Principal receipts on loans collateralizing asset-backed securities issued	11,570	6,413
Net change in restricted cash reserved for lending activities	(6,940)	1,455
Net cash used in investing activities	(66,548)	(35,445)

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Cash Flows - (Continued)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from financing activities:
Proceeds from CLO III credit warehouse	50,413	-
Proceeds from bond issuance	48,300	46,000
Payments of debt issuance costs	(1,707)	(1,694)
Repayment of note payable	(15,000)	(3,934)
Repayment of line of credit	(2,895)	(6,000)
Repayment of asset-backed securities issued	(3,139)	-
Dividends and dividend equivalents paid on common stock and RSUs	(8)	(809)
Purchases of shares of common stock for treasury	(33)	(82)
Capital contributions of nonredeemable non-controlling interest holders	(579)	7,317
Distributions to non-controlling interest shareholders	3,389	(1,780)
Purchase of subsidiary shares from non-controlling interest holders	(6,000)	-
Cash settlement of stock-based compensation	(48)	-
Net cash provided by financing activities	72,693	39,018
Net decrease in cash and cash equivalents	(24,230)	(25,624)
Cash and cash equivalents, beginning of period	65,906	67,075
Cash and cash equivalents, end of period	$41,676	$41,451

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,983	$1,436
Cash paid during the period for taxes	$4,784	$2,848

Non-cash investing and financing activities:
Reissuance of shares of common stock from treasury related to vesting of restricted stock units and exercises of stock options	$142	$163

See accompanying notes to consolidated financial statements.

JMP GROUP INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

1. Organization and Description of Business

JMP Group Inc., together with its subsidiaries (collectively, the “Company”), is an independent investment banking and asset management firm headquartered in San Francisco, California. The Company conducts its brokerage business through JMP Securities LLC (“JMP Securities”), its asset management business through Harvest Capital Strategies LLC (“HCS”) and HCAP Advisors LLC (“HCAP Advisors“), its corporate credit business through JMP Credit Corporation (“JMP Credit”) and JMP Credit Advisors LLC (“JMPCA”), and certain principal investments through JMP Capital LLC (“JMP Capital”). The above entities, other than HCAP Advisors, are wholly-owned subsidiaries. JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. From September 2011 through May 2013, the Company also conducted corporate credit business through partially owned Harvest Capital Credit LLC (“HCC LLC”). On December 18, 2012, HCAP Advisors was formed as a Delaware Limited Liability Company. Effective May 1, 2013, HCAP Advisors provides investment advisory services to Harvest Capital Credit Corporation (“HCC”). Through JMPCA, the Company manages Cratos CLO I Holdings, LLC (“CLO I”), JMPCA CLO II Ltd (“CLO II”) and JMPCA CLO III Ltd (“CLO III”).

2. Summary of Significant Accounting Policies

Recent Transactions

In January 2014, the Company contributed an additional $15.0 million investment to CLO III. With this contribution, the Company has met its $25.0 million commitment. The $25.0 million was used to purchase loans, prior to leveraging the existing CLO III credit warehouse held at BNP Paribas. As of March 31, 2014, $50.4 million was used from the credit facility to fund additional CLO III loans.

In the first quarter of 2014, the Company repurchased $6.0 million of the unsecured subordinated notes from CLO II non-controlling interests, increasing the Company’s ownership from 72.8% to 98.0%. The effects of changes on the Company’s equity from net income attributable to JMP Group Inc. and the purchase of CLO II non-controlling interest are noted below.

	Three Months Ended March 31,
	2014	2013

Net income (loss) attributable to JMP Group Inc.	$3,998	$(1,719)
Transfers from non-controlling interest
Decrease in JMP Group Inc. paid-in capital for purchase of CLO II interest	(844)	-
Net transfers from non-controlling interest	(844)	-
Change from net income (loss) attributable to JMP Group Inc and transfers from non-controlling interest	$3,154	$(1,719)

Basis of Presentation

These consolidated financial statements and related notes are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its 2013 10-K. These consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities, HCS, JMP Capital, JMP Credit, JMPCA, CLO III (effective December 11, 2013), and the partially-owned subsidiaries Harvest Growth Capital LLC (“HGC”), Harvest Growth Capital II LLC (“HGC II”), HCC LLC (from August 18, 2011 through May 2, 2013), CLO I, CLO II (effective April 30, 2013), and HCAP Advisors (effective May 1, 2013). All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interest on the Consolidated Statements of Financial Condition at March 31, 2014 and December 31, 2013 relate to the interest of third parties in the partly-owned subsidiaries.

See Note 2 - Summary of Significant Accounting Policies in the Company's 2013 10-K for the Company's significant accounting policies.

3. Recent Accounting Pronouncements

ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists was issued to provide guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity settles at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The adoption of ASU 2013-11 on January 1, 2014 did not have a material impact on the Company’s financial statement disclosures.

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at March 31, 2014 and December 31, 2013:

	At March 31, 2014
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$41,676	$41,676	$-	$-	$41,676
Restricted cash and deposits	75,550	75,550	-	-	75,550
Marketable securities owned	31,505	31,505	-	-	31,505
Other investments	180,678	2,048	70,004	108,400	180,452
Loans held for investment, net of allowance for loan losses	1,144	-	-	1,046	1,046
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	783,326	-	792,393	-	792,393
Long term receivable	1,084	-	-	1,273	1,273
Total assets:	$1,114,963	$150,779	$862,397	$110,719	$1,123,895

Liabilities:
Marketable securities sold, but not yet purchased	$14,506	$14,506	$-	$-	$14,506
Asset-backed securities issued	713,508	-	708,509	-	708,509
Bond payable	94,300	-	95,846	-	95,846
CLO III warehouse credit facility	50,413	-	50,413	-	50,413
Total liabilities:	$872,727	$14,506	$854,768	$-	$818,861

	At December 31, 2013
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$65,906	$65,906	$-	$-	$65,906
Restricted cash and deposits	68,029	68,029	-	-	68,029
Marketable securities owned	29,295	29,295	-	-	29,295
Other investments	161,773	57	49,389	112,072	161,518
Loans held for investment, net of allowance for loan losses	825	-	-	693	693
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	727,270	-	737,327	-	737,327
Long term receivable	1,152	-	-	1,364	1,364
Total assets:	$1,054,250	$163,287	$786,716	$114,129	$1,064,132

Liabilities:
Marketable securities sold, but not yet purchased	$13,749	$13,749	$-	$-	$13,749
Asset-backed securities issued	716,423	-	710,961	-	710,961
Note payable	15,000	-	15,000	-	15,000
Line of credit	2,895	-	2,895	-	2,895
Bond payable	46,000	-	46,552	-	46,552
Total liabilities:	$794,067	$13,749	$775,408	$-	$789,157

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at March 31, 2014 and December 31, 2013:

(In thousands)	March 31, 2014
	Level 1	Level 2	Level 3	Total

Marketable securities owned	$31,505	$-	$-	$31,505
Other investments:
Investments in hedge funds managed by HCS	-	66,511	-	66,511
Investments in funds of funds managed by HCS	-	-	153	153
Total investment in funds managed by HCS	-	66,511	153	66,664
Investments in private equity/ real estate funds	-	-	6,178	6,178
Warrants and other held at JMPS and JMPG LLC	-	-	741	741
Equity securities in HGC, HGC II and JMP Capital	2,048	3,493	94,260	99,801
Forward purchase contract	-	-	7,068	7,068
Total other investments	2,048	70,004	108,400	180,452
Total assets:	$33,553	$70,004	$108,400	$211,957

Marketable securities sold, but not yet purchased	14,506	-	-	14,506

Total liabilities:	$14,506	$-	$-	$14,506

(In thousands)	December 31, 2013
	Level 1	Level 2	Level 3	Total

Marketable securities owned	$29,295	$-	$-	$29,295
Other investments:
Investments in hedge funds managed by HCS	-	44,647	-	44,647
Investments in funds of funds managed by HCS	-	-	139	139
Total investment in funds managed by HCS	-	44,647	139	44,786
Investments in private equity/ real estate funds	-	-	5,967	5,967
Warrants and other held at JMPS and JMPG LLC	-	-	1,121	1,121
Equity securities in HGC, HGC II and JMP Capital	57	4,742	97,981	102,780
Forward purchase contract	-	-	6,864	6,864
Total other investments	57	49,389	112,072	161,518
Total assets:	$29,352	$49,389	$112,072	$190,813

Marketable securities sold, but not yet purchased	13,749	-	-	13,749

Total liabilities:	$13,749	$-	$-	$13,749

The Company holds a limited partner investment in a private equity fund. This fund aims to achieve medium to long-term capital appreciation by investing in a diversified portfolio of technology companies that leverage the growth of Greater China. The Company also holds an investment in a real estate fund, which aims to generate revenue stream from investments in real estate joint ventures. The Company recognizes this investment using the fair value option. The primary reason for electing the fair value option was to measure gains on the same basis as the Company’s other equity securities, which are stated at fair value.

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

The tables below provide a reconciliation of the beginning and ending balances for the assets held at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013.

(In thousands)	Balance as of December 31, 2013	Purchases	Sales	Settlements	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers in/(out) of Level 3	Balance as of March 31, 2014	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
Investments in funds of funds managed by HCS	$139	$-	$-	$-	$14	$-	$153	$14
Limited partner investment in private equity fund	5,967	-	-	(134)	345	-	6,178	345
Warrants and other held at JMPS	1,121	-	-	(19)	(361)	-	741	-
Equity securities held by HGC, HGC II and JMP Capital	97,981	2,788	-	-	(6,509)	-	94,260	(6,509)
Forward Purchase Contract	6,864	-	-	-	204	-	7,068	204
Total Level 3 assets	$112,072	$2,788	$-	$(153)	$(6,307)	$-	$108,400	$(5,946)

(1) No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

(In thousands)	Balance as of December 31, 2012	Purchases	Sales	Settlements	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers in/(out) of Level 3	Balance as of March 31, 2013	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
Investments in funds of funds managed by HCS	$109	$-	$-	$-	$8	$-	$117	$8
Limited partner investment in private equity fund	2,332	-	-	-	226	-	2,558	226
Warrants and other held at JMPS	413	-	-	-	(117)	-	296	(117)
Warrants and equity held at HCC	2,577	100	-	-	425	-	3,102	425
Small business loans	35,447	1,389	(43)	-	30	-	36,823	30
Equity securities held by HGC, HGC II and JMP Capital	41,075	7,782	-	-	(379)	-	48,478	(379)
Forward Purchase Contract	5,437	-	-	-	(437)	-	5,000	(437)
Total Level 3 assets	$87,390	$9,271	$(43)	$-	$(244)	$-	$96,374	$(244)

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

There was one transfer of $2.0 million into Level 1 from Level 2 for the three months ended March 31, 2014 as a result of the expiration of a lockup discount. There were no other transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2014 and 2013.

Included in other investments are investments in partnerships in which one of the Company’s subsidiaries is the investment manager and general partner. The Company accounts for these investments using the equity method as described in Note 2 - Summary of Significant Accounting Policies in the Company's 2013 10-K. The Company’s proportionate share of those investments is included in the tables above. In addition, other investments include warrants and investments in funds managed by third parties. The investments in private investment funds managed by third parties are generally not redeemable at the option of the Company. As of March 31, 2014, the Company had unfunded investment commitments of $0.1 million related to private investment funds managed by third parties.

The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to Level 3 assets still held at the end of the period are reported in Principal Transactions in the accompanying Consolidated Statements of Operations.

The Company used the following valuation techniques with unobservable inputs when estimating the fair value of the Level 3 assets:

Dollars in thousands	Fair Value at March 31, 2014	Valuation Technique		Unobservable Input	Range (Weighted Average)

Investments in Funds of Funds managed by HCS (1)	$153	Net Asset Value		N/A	N/A
Limited Partner in Private Equity /Real Estate Fund (1)	$6,178	Net Asset Value		N/A	N/A
Warrants and Other held at JMPS and JMPG LLC	$741	Black-Scholes Option Model		Annualized volatility of credit	0%	-	18.25%(16.77%)
Equity securities in HGC, HGC II and JMP Capital (2)	$94,260	Market comparable companies		Revenue multiples	3.3x	-	16.4x (7.1x)
				EBITDA multiples	13.7x	-	26.9x (18.6x)
			(3)	Discount for lack of marketability	30%	-	40%(32%)
		Market transactions		Revenue multiples	3.5x	-	7.0x (5.3x)
				EBITDA multiples	11.8x	-	26.6x (17.6x)
				Control premium	25%
Forward purchase contract (2)	$7,068	Market comparable companies		Revenue multiples	10.5x	-	16.4x (13.1x)
				Billing multiples	8.6x	-	12.3x (10.2x)
			(3)	Discount for lack of marketability	30%
		Market transactions		Revenue multiples	7.0x
				Control premium	25%

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

Dollars in thousands	Fair Value at December 31, 2013	Valuation Technique		Unobservable Input	Range (Weighted Average)

Investments in Funds of Funds managed by HCS (1)	$139	Net Asset Value		N/A	N/A
Limited Partner in Private Equity /Real Estate Fund (1)	$5,967	Net Asset Value		N/A	N/A
Warrants and Other held at JMPS and JMPG LLC	$1,121	Black-Scholes Option Model		Annualized volatility of credit	15.4%	-	25.4%(13.4%)
Equity securities in HGC, HGC II and JMP Capital (2)	$97,981	Market comparable companies		Revenue multiples	2.4x	-	14.5x (6.3x)
				EBITDA multiples	14.9x	-	31.9x (22.1x)
			(3)	Discount for lack of marketability	30%	-	40%(32%)
		Market transactions		Revenue multiples	3.4x	-	7.6x (5.7x)
				EBITDA multiples	11.8x	-	26.6x (17.7x)
				Control premium	25%
Forward purchase contract (2)	$6,864	Market comparable companies		Revenue multiples	10.6x	-	14.5x (12.3x)
				Billing multiples	8.7x	-	11.6x (10.0x)
			(3)	Discount for lack of marketability	30%
		Market transactions		Revenue multiples	7.0x
				Control premium	25%

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

(3) The Company applies a DLOM to its investments, ranging from 30% to 50%. The discount is determined by the level of revenue of the investee and proximity to filing. The minimum discount applied is 30% for investees that either generate revenue exceeding $100 million, or have filed a registration statement. Higher discounts are applied to investees with less than $100 million of revenue or that are not on file, reflecting the longer anticipated term to a liquidity event.

The significant unobservable input used in the fair value measurement of the warrants held at JMP Securities is the annualized volatility of credit. Significant increases in the rate would result in a significantly higher fair value measurement.

The significant unobservable inputs used in the fair value measurement of the equity securities and the forward purchase contract in HGC, HGC II and JMP Capital are Revenue, EBITDA and Billing multiples, discount for lack of marketability, and control premiums. Significant increases in the multiples in isolation would result in a significantly higher fair value measurement. Increases in the discounts and premium in isolation would result in decreases to the fair value measurement.

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. The Company held no assets measured at fair value on a non-recurring basis at March 31, 2014 or December 31, 2013.

Small Business Loans

Small business loans represent the secured subordinated debt extended by HCC LLC to small to mid-sized companies. At inception, the loans were carried at the principal amount outstanding net of deferred fees, deferred costs and the allowance for loan losses. Changes to adopt investment company accounting were retrospectively applied and as of September 30, 2012, HCC LLC reported all investments, including debt investments, at market value or, in the absence of a readily available market value, at fair value, with unrealized gains and losses recorded in Gain on sale, payoff and mark-to-market on the Consolidated Statements of Operations. The Company recorded unrealized gains of $0.1 million relating to the fair value adjustment of small business loans in the first quarter of 2013, prior to the deconsolidation of HCC LLC on May 2, 2013.

In connection with the HCC initial public offering on May 2, 2013, the Company ceased consolidating HCC LLC and began recognizing its investment, including common stock and warrants of HCC, using the fair value option. The primary reason for electing the fair value option was to measure gains on the same basis as the Company’s other equity securities, which are stated at fair value. The Company’s investments in HCC common stock and warrants are included in other investments. The Company recorded unrealized loss of $0.1 million in the quarter ended March 31, 2014 related to its investments in HCC. Dividends received during the quarter ended March 31, 2014 on HCC stock of $0.2 million were recorded in net dividend income on the Consolidated Statements of Operations.

Loans Held for Investment

At both March 31, 2014 and December 31, 2013, loans held for investment included two loans. Given the small size of this loan portfolio segment, the Company reviews credit quality of the loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loan.

Effective July 1, 2013, the Company agreed to lend a health sciences fund investment advising company up to $2.0 million, at an interest rate of 10% per year. The outstanding principal balance and all accrued and unpaid interest is due and payable on July 1, 2018. As of March 31, 2014 and December 31, 2013, the Company’s loan outstanding to this entity was $1.1 million and $0.8 million, respectively.

The Company determined the fair value of loans held for investment to be $0.7 million as of both March 31, 2014 and December 31, 2013, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

Investments at Cost

On February 11, 2010, the Company made a $1.5 million investment in Class D Preferred Units of Sanctuary Wealth Services LLC (“Sanctuary”), which provides a turnkey platform that allows independent wealth advisors to establish an independent advisory business without the high startup costs and regulatory hurdles. During the fourth quarter of 2010, the Company determined that its investment in Sanctuary was fully impaired and recorded an impairment loss of $1.5 million, which was included in Principal Transactions on the Consolidated Statements of Operations.

On April 3, 2012, the Company purchased a $2.3 million receivable for $1.4 million from Sanctuary. The $1.4 million was comprised of $0.5 million in cash consideration and $0.9 million in connection with the partial redemption of the $1.5 million investment in Sanctuary. The Company recognized the $0.9 million as a gain in Principal Transactions, and the $2.3 million receivable in Other Assets. The carrying value of the long-term receivable was $1.1 million and $1.2 million as of March 31, 2014 and December 31, 2013, respectively. The Company determined the fair value of the long-term receivable to be $1.3 million and $1.4 million as of March 31, 2014 and December 31, 2013, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate. Significant increases in the market credit adjusted interest rate in isolation would result in decreases to the fair value measurement.

Derivative Financial Instruments

The Company entered into a forward purchase contract to secure the acquisition of shares of a privately-held company. The contract and subsequent amendment incorporates downside protection for up to two years, for a cost basis of $5.0 million. In January 2012, the Company exchanged $5.0 million for physical custody of the shares. For two years beginning December 1, 2012, the Company could, at its discretion, become the beneficial and record holder of the shares. If the Company has not yet exercised its option at December 1, 2014, the shares will be assigned automatically to the Company. This contract is recorded in Other Investments in the Consolidated Statements of Financial Condition at fair value. The Company records changes in the fair value of this forward contract as unrealized gain or loss in Principal Transactions. For the three months ended March 31, 2014 and 2013, the Company recorded $0.2 million unrealized gain and a $0.4 million unrealized loss. Once the shares are in the Company’s name, the shares will be accounted for as equity securities, remaining in Other Investments in the Consolidated Statements of Financial Condition.

5. Loans Collateralizing Asset-backed Securities Issued

Loans collateralizing asset-backed securities issued are commercial loans securitized and owned by the Company’s CLOs. The loans consist of those loans within the CLO securitization structure at the acquisition date of CLO I and loans purchased by the CLOs subsequent to the CLO I acquisition date. As of March 31, 2014, CLO III was not yet funded, and therefore, the loans in this entity were not collateralizing asset-backed securities issued. However, given the intent of the CLO III structure, these loans were included in the loans collateralizing asset-backed securities line item. The following table presents the components of loans collateralizing asset-backed securities issued as of March 31, 2014 and December 31, 2013:

(In thousands)	Loans Collateralizing Asset-backed Securities
	March 31, 2014	December 31, 2013
Outstanding principal	$792,461	$735,891
Allowance for loan losses	(4,368)	(3,871)
Liquidity discount	(1,140)	(1,168)
Deferred loan fees, net	(3,627)	(3,582)
Valuation allowance	N/A	N/A
Total loans, net	$783,326	$727,270

Loans recorded upon the acquisition of CLO I at fair value reflect a liquidity discount and a credit discount. The tables below summarize the activity in the loan principal, allowance for loan losses, liquidity discount, deferred loan fees and carrying values, net for the loans as of and for the three months ended March 31, 2014:

(In thousands)	Three Months Ended March 31, 2014
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Non-impaired Loans
Balance at beginning of period	$735,891	$(3,871)	$(1,168)	$(3,582)	$727,270
Purchases	128,770	-	-	(837)	127,933
Repayments	(11,570)	-	-	-	(11,570)
Accretion of discount	-	-	28	351	379
Provision for loan losses	-	(497)	-	-	(497)
Sales and payoff	(60,630)	-	-	441	(60,189)
Balance at end of period	$792,461	$(4,368)	$(1,140)	$(3,627)	$783,326

The tables below summarize the activity in the loan principal, allowance for loan losses, liquidity discount, deferred loan fees and carrying values, net for the impaired loans and non-impaired loans as of and for the three months ended March 31, 2013:

(In thousands)	Three Months Ended March 31, 2013
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$3,517	$(1,022)	$(720)	$(16)	$1,759
Purchases	(11)	-	-	-	(11)
Accretion of discount	-	-	-	2	2
Provision for loan losses	-	(870)	-	-	(870)
Balance at end of period	$3,506	$(1,892)	$(720)	$(14)	$880

Non-impaired Loans
Balance at beginning of period	$410,483	$(2,105)	$(2,332)	$(6,802)	$399,244
Purchases	46,968	-	-	(807)	46,161
Repayments	(6,402)	-	-	-	(6,402)
Accretion of discount	-	-	504	699	1,203
Provision for loan losses	-	(79)	-	-	(79)
Sales and payoff	(37,356)	-	43	625	(36,688)
Balance at end of period	$413,693	$(2,184)	$(1,785)	$(6,285)	$403,439

Allowance for Loan Losses

The Company recorded a general reserve of $0.5 million and $0.1 million during the quarters ended March 31, 2014 and 2013, respectively on non-impaired loans. $0.4 million of the reserve booked in the quarter ended March 31, 2014, related to the loans associated with CLO III, launched in December 2013.

A summary of the activity in the allowance for loan losses for loans collateralizing asset-backed securities for the three months ended March 31, 2014 and 2013 is as follows:

(In thousands)	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$(3,871)	$(3,127)
Provision for loan losses:
Specific reserve	-	(870)
General reserve	(497)	(79)
Balance at end of period	$(4,368)	$(4,076)

Impaired Loans, Non-Accrual, Past Due Loans and Restructured Loans

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of March 31, 2014 and December 31, 2013, the Company held no impaired loans. The $787.6 million and $731.1 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment, as of March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014 and December 31, 2013, the Company classified all its loans as Cash Flow loans, as their funding decisions were all driven by the revenues of the borrower. At March 31, 2014 and December 31, 2013, no loans were on non-accrual status. The Company recorded no interest income, other than the accretion of liquidity discounts, for the impaired loans with a weighted average loan balance of $2.8 million that were on non-accrual status during the three months ended March 31, 2013.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. No loans were past due at March 31, 2014 or December 31, 2013.

At March 31, 2014 and December 31, 2013, the Company held no loans whose terms were modified in a troubled debt restructuring (“TDR”).

Credit Quality of Loans

The Company, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody's rating, 2) current internal rating and 3) performance. The tables below present, by credit quality indicator, the Company's recorded investment in loans collateralizing asset-backed securities issued at March 31, 2014 and December 31, 2013.

(In thousands)	Senior Secured Bonds/ Notes - Cash Flow		Cash Flow (CF)
	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013

Moody's rating:
Baa1 - Baa3	$-	$-	$15,822	$16,057
Ba1 - Ba3	-	-	224,733	215,281
B1 - B3	-	3,114	533,991	482,579
Caa1 - Caa3	-	-	12,765	13,729
Ca	-	-	383	381
Total:	$-	$3,114	$787,694	$728,027

Internal rating: (1)
2	$-	$3,114	$760,679	$700,168
3	-	-	27,015	27,859
Total:	$-	$3,114	$787,694	$728,027

Performance:
Performing	$-	$3,114	$787,694	$728,027
Total:	$-	$3,114	$787,694	$728,027

(1)	Loans with an internal rating of 4 or below are reviewed individually to identify loans to be designated for non-accrual status.

The Company determined the fair value of loans collateralizing asset-backed securities to be $792.4 million and $412.0 million as of March 31, 2014 and December 31, 2013, respectively; primarily using the average market bid and ask quotation obtained from a loan pricing service. Such loans are identified as Level 2 assets. When average market bid and ask quotations were not available, the loans are identified as Level 3 assets. The fair value of these Level 3 loans are calculated internally based on their performance. This analysis incorporates comparable loans traded in the marketplace, the obligor's industry, future business prospects, capital structure, and expected credit losses. Significant declines in the performance of the loan would result in decreases to the fair value measurement.

6. Debt

Bond Payable

In January 2013, we raised approximately $46.0 million from the sale of 8.00% Senior Notes (the “2013 Senior Notes”). In January 2014, we raised an additional approximate $48.3 million from the sale of 7.25% Senior Notes (the “2014 Senior Notes”). The 2013 Senior Notes will mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 15, 2016, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The notes bear interest at a rate of 8.00% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year. The 2014 Senior Notes will mature on January 15, 2021, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 15, 2017, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The notes bear interest at a rate of 7.25% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year, beginning April 15, 2014.

The 2013 Senior Notes and 2014 Senior Notes (collectively, the “Senior Notes”) were issued pursuant to indentures with U.S. Bank National Association, as trustee. The indentures contain a minimum liquidity covenant that obligates the Company to maintain liquidity of at least an amount equal to the lesser of (i) the aggregate amount due on the next eight scheduled quarterly interest payments on the Senior Notes, or (ii) the aggregate amount due on all remaining scheduled quarterly interest payments on the Senior Notes until the maturity of the Senior Notes. The indenture also contains customary event of default and cure provisions. If an uncured default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the Senior Notes may declare the Senior Notes immediately due and payable.

The Senior Notes will be the Company’s general unsecured senior obligations, will rank equally with all existing and future senior unsecured indebtedness and will be senior to any other indebtedness expressly made subordinate to the notes. The notes will be effectively subordinated to all of our existing and future secured indebtedness (to the extent of the value of the assets securing such indebtedness) and structurally subordinated to all existing and future liabilities of our subsidiaries, including trade payables.

The Company incurred $3.4 million of debt issuance costs, which were capitalized and included in Other Assets. These issuance costs are amortized over the estimated life of the bond. As of March 13, 2014, the Company held $3.2 million of unamortized debt issuance costs.

CLO III Warehouse Credit Facility

On December 11, 2013, CLO III closed on a $100.0 million warehouse credit agreement with BNP Paribas. CLO III is a special purpose vehicle whose debt will be secured by a diversified portfolio of broadly syndicated leveraged loans. As the Company consolidates CLO III, the warehouse credit facility is presented on the financial statements. However, in event of default, there is limited recourse to the Company. CLO III pays BNP Paribas an administrator agent fee of $25 thousand per year, in addition to interest at a rate per annum equal to LIBOR plus 1.40%, payable quarterly. The warehouse will remain available through December 10, 2014. On such date, any outstanding amounts convert to a term loan, half of the balance to be paid down by April 24, 2015 and the remaining by September 10, 2015. After December 10, 2014, the outstanding amount will bear interest at LIBOR plus 2.25%. The Company’s outstanding balance on this warehouse credit facility was $50.4 million and zero as of March 31, 2014 and December 31, 2013, respectively. The Company incurred $40 thousand interest expense related to this warehouse credit facility for the quarter ended March 31, 2014.

Note Payable and Lines of Credit

As of March 31, 2014, the Company held revolving lines of credit related to JMP Securities, and HGC II.

A credit agreement (the “Credit Agreement”) with City National Bank (“CNB”) provides a line of credit of up to $30.0 million to the extent the aggregate outstanding balance of all facilities do not exceed $58.5 million. The unused portion of the line incurs an unused facility fee at the rate of 0.25% per annum, paid quarterly. The line of credit will remain available through April 30, 2014. On such date, any outstanding amounts convert to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity on August 24, 2017. The Company anticipated that the proceeds for this line of credit would be used to fund certain commitments to HCC LLC, to repurchase Company stock and other permitted investments, and for other general working capital purposes. The Company’s outstanding balance on this line of credit was zero as of both March 31, 2014 and December 31, 2013.

Pursuant to the Credit Agreement, on April 25, 2013, JMP Group drew $15.0 million on a term loan. This term loan was to be repaid in quarterly installments of $1.2 million beginning March 31, 2014, with a final payment of approximately $1.3 million on December 31, 2016. The outstanding balance on this term loan was $15.0 million as of December 31, 2013. The Company paid the balance of the term loan in the first quarter of 2014. The outstanding balance on this term loan was zero as of March 31, 2014.

JMP Securities holds a $15.0 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. Draws on the revolving line of credit bear interest at the rate of prime and are available through May 6, 2014, on which date, any existing outstanding amount will convert to a loan maturing on May 6, 2015. There was no borrowing on this line of credit as of March 31, 2014 or December 31, 2013.

On November 22, 2013, HGC II entered into a line of credit of $3.0 million with CNB. Draws on the line bear interest at the rate of prime plus 0.5% per annum, paid quarterly. The line of credit will be available through December 1, 2015 or fifteen days prior to the expiration of the commitment period of HGC II unless renewed. Proceeds from this line of credit will be used to purchase investments, prior to capital calls from HGC II investors. The Company’s outstanding balance on this line of credit was zero and $2.9 million as of March 31, 2014 and December 31, 2013, respectively.

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate our note and require the immediate repayment of any outstanding principal and interest. At March 31, 2014, the Company was in compliance with the loan covenants. The term loans are collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

7. Asset-backed Securities Issued

CLO I

On May 17, 2007, CLO I completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization and obtained $455.0 million of third-party financing. The Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO I. The Notes were issued in six separate classes as set forth in the table below. The Company owns approximately 94.0% of the unsecured subordinated notes and $13.8 million of Class C, D and E notes ($2.0 million of Class C, $4.1 million of Class D and $7.7 million of Class E notes). These unsecured subordinated notes and the Class C, D and E notes owned by the Company are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at March 31, 2014 and December 31, 2013.

(In millions)	As of March 31, 2014
	Notes Originally Issued	Outstanding Principal Balance	Net Outstanding Balance	Interest Rate Spread to LIBOR			Ratings (Moody's /S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$286.2	$286.2	0.26%	-	0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	30.0			0.50%	Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	35.0			1.10%	Aaa/AA+
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	34.0			2.40%	A1/A-
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	30.0			5.00%	Ba1/BB
Total secured notes sold to investors	$455.0	$415.2	$415.2
Unsecured subordinated notes due 2021	45.0	45.0	45.0
Total notes for the CLO I offering	$500.0	$460.2	$460.2
Consolidation elimination	N/A	(58.7)	(58.7)
Total asset-backed securities issued	N/A	$401.5	$401.5

(1)	These ratings are unaudited and were the current ratings as of March 31, 2014 and are subject to change from time to time.

(In millions)	As of December 31, 2013
	Notes Originally Issued	Outstanding Principal Balance	Net Outstanding Balance	Interest Rate Spread to LIBOR			Ratings (Moody's /S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$289.0	$289.0	0.26%	-	0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	30.0			0.50%	Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	35.0			1.10%	Aaa/AA+
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	34.0			2.40%	A1/A-
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	30.0			5.00%	Ba1/BB
Total secured notes sold to investors	$455.0	$418.0	$418.0
Unsecured subordinated notes due 2021	45.0	45.0	45.0
Total notes for the CLO I offering	$500.0	$463.0	$463.0
Consolidation elimination	N/A	(58.7)	(58.7)
Total asset-backed securities issued	N/A	$404.3	$404.3

(1)	These ratings are unaudited and were the current ratings as of December 31, 2013 and are subject to change from time to time.

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO I loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari-passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and will not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. As of March 31, 2014 and December 31, 2013, all interest on the secured notes was current. As of March 31, 2014 and December 31, 2013, all of the Class A-1 notes were drawn. The secured notes are secured by the CLO loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The reinvestment period for CLO I ended in May 2013. As of this date, all scheduled principal payments from the borrowers are applied to paying down the most senior (AAA) CLO notes. The Company is still permitted to reinvest unscheduled principal payments, subject to certain restrictions, which includes most loan payoffs.

The Notes recorded upon the acquisition of CLO I in April 2009 at fair value reflect a liquidity discount. The activity in the note principal and liquidity discount for the three months ended March 31, 2014 and 2013 comprised the following:

(In thousands)	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Principal	Liquidity Discount	Net	Principal	Liquidity Discount	Net

Balance at beginning of period	$404,280	$-	$404,280	$431,003	$(15,548)	$415,455
Repayments	(2,759)	-	(2,759)	-	-	-
Amortization of discount	-	-	-	-	9,244	9,244
Balance at end of period	$401,521	$-	$401,521	$431,003	$(6,304)	$424,699

CLO II

On April 30, 2013, CLO II completed a $343.8 million aggregate principal amount of notes (the “Secured Notes”). The Secured Notes offered in this proposed transaction were issued in multiple tranches and are rated by Standard & Poor's Ratings Services and, in respect of certain tranches, Moody's Investors Service, Inc. The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO II. The Company owned approximately 72.8% of the unsecured subordinated notes at December 31, 2013. In the first quarter of 2014, the Company repurchased $6.0 million of the unsecured subordinated notes from CLO II non-controlling interests, increasing the Company’s ownership from 72.8% to 98.0%. These unsecured subordinated notes are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at March 31, 2014.

(In millions)	As of March 31, 2014
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's) (1)
Class X Senior Secured Floating Rate Notes due 2016	$3.8	$3.4	$-	$3.4	1.00%	AAA
Class A Senior Secured Floating Rate Notes due 2023	217.6	217.6	(0.8)	216.8	1.18%	AAA
Class B Senior Deferred Floating Rate Notes due 2023	34.0	34.0	(0.3)	33.7	1.75%	AA
Class C Senior Deferred Floating Rate Notes due 2023	17.0	17.0	(0.6)	16.4	2.75%	A
Class D Senior Deferred Floating Rate Notes due 2023	18.7	18.7	(1.5)	17.2	3.85%	BBB
Class E Senior Deferred Floating Rate Notes due 2023	18.7	18.7	(2.5)	16.2	5.25%	BB
Class F Senior Deferred Floating Rate Notes due 2023	10.2	10.2	(1.9)	8.3	5.75%	B
Total secured notes sold to investors	$320.0	$319.6	$(7.6)	$312.0
Unsecured subordinated notes due 2023	23.8	23.8	(0.3)	23.5
Total notes for the CLO II offering	$343.8	$343.4	$(7.9)	$335.5
Consolidation elimination	N/A	(23.8)	0.3	(23.5)
Total CLO II asset-backed securities issued	N/A	$319.6	$(7.6)	$312.0

(1)	These ratings are unaudited and were the current ratings as of March 31, 2014 and are subject to change from time to time.

(In millions)	As of December 31, 2013
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's) (1)
Class X Senior Secured Floating Rate Notes due 2016	$3.8	$3.8	$-	$3.8	1.00%	AAA
Class A Senior Secured Floating Rate Notes due 2023	217.6	217.6	(0.8)	216.8	1.18%	AAA
Class B Senior Deferred Floating Rate Notes due 2023	34.0	34.0	(0.3)	33.7	1.75%	AA
Class C Senior Deferred Floating Rate Notes due 2023	17.0	17.0	(0.6)	16.4	2.75%	A
Class D Senior Deferred Floating Rate Notes due 2023	18.7	18.7	(1.6)	17.1	3.85%	BBB
Class E Senior Deferred Floating Rate Notes due 2023	18.7	18.7	(2.5)	16.2	5.25%	BB
Class F Senior Deferred Floating Rate Notes due 2023	10.2	10.2	(2.1)	8.1	5.75%	B
Total secured notes sold to investors	$320.0	$320.0	$(7.9)	$312.1
Unsecured subordinated notes due 2023	23.8	23.8	(0.3)	23.5
Total notes for the CLO II offering	$343.8	$343.8	$(8.2)	$335.6
Consolidation elimination	N/A	(23.8)	0.3	(23.5)
Total CLO II asset-backed securities issued	N/A	$320.0	$(7.9)	$312.1

(1)	These ratings are unaudited and were the current ratings as of December 31, 2013 and are subject to change from time to time.

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO II loan portfolio and related collection and payment accounts pledged as security. Payment on the Class X notes rank equal, or pari-passu, in right of payment with payments on the Class A notes and payment on the Class X and Class A notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and will not accrue interest. Interest on the secured notes was payable quarterly commencing October 2013 at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. The secured notes are secured by the CLO II loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO II loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The Notes recorded upon the acquisition of CLO II in April 2013 at fair value reflect a purchase discount. The activity in the note principal and purchase discount for the three months ended March 31, 2014 comprised the following:

(In thousands)	Three Months Ended March 31, 2014
	Principal	Issuance Discount	Net

Balance at beginning of period	$320,000	$(7,857)	$312,143
Repayments	(380)	-	(380)
Amortization of discount	-	224	224
Balance at end of period	$319,620	$(7,633)	$311,987

Interest on Asset Backed Securities

Total interest expenses related to the asset-backed securities issued for the three months ended March 31, 2014 and 2013 were $3.0 million and $10.3 million, respectively, which comprised of a cash coupon of $2.7 million and $1.1 million and a liquidity discount amortization of zero and $9.2 million, respectively. As of both March 31, 2014 and December 31, 2013, accrued interest payable on the Notes was $1.9 million.

Fair Value of Asset Backed Securities

The Company determined the fair value of asset-backed securities issued to be $708.5 million and $711.0 million as of March 31, 2014 and December 31, 2013, respectively, based upon pricing from published market research for equivalent-rated CLO notes. Based on the fair value methodology, the Company has identified the asset-backed securities issued as Level 2 liabilities.

 8. Stockholders’ Equity

Stock Repurchase Program

On March 5, 2013, the Company's board of directors authorized the repurchase of an additional 1.3 million shares, and extended the authorization of the repurchase of all previously authorized shares for repurchases through December 31, 2014.

During the three months ended March 31, 2014 and 2013, the Company repurchased 4,656 and 12,790 shares, respectively, of the Company’s common stock at an average price of $7.04 per share and $6.41 per share, respectively, for an aggregate purchase price of $33 thousand and $0.1 million, respectively. The 4,656 shares repurchased during the three months ended March 31, 2014 that were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company. The Company repurchased 3,284 shares during the three months ended March 31, 2013 that were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company. The remaining shares were purchased on the open market.

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

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2014:

	Three Months Ended
	March 31, 2014
	Shares Subject	Weighted Average
	to Option	Exercise Price

Balance, beginning of year	2,370,290	$7.54
Granted (1)	1,525,000	6.84
Cancelled	(48,100)	10.00
Forfeited	(50,000)	6.24
Balance, end of period	3,797,190	$7.24

Options exercisable at end of period	772,190	$10.00

(1)	These options have a Company performance-based condition and a three-year service condition and will vest when both conditions are met.

The following table summarizes the stock options outstanding as well as stock options vested and exercisable as of March 31, 2014:

March 31, 2014
			Options Outstanding				Options Vested and Exercisable

				Weighted				Weighted
				Average	Weighted			Average	Weighted
Range of				Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise			Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices			Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$6.05	-	$10.00	3,797,190	4.53	$7.24	$1,759,300	772,190	1.66	$10.00	-

The Company recognizes stock-based compensation expense for stock options over the graded vesting period of the options using the accelerated attribution method. The Company recognized compensation expense related to stock options of $0.4 million and zero for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, there was $5.1 million of unrecognized compensation expense related to stock options.

There were no stock options exercised during the quarters ended March 31, 2014 and 2013. As a result, the Company did not recognize any current income tax benefits from the exercise of stock options during these periods.

The Company uses the Black-Scholes option-pricing model or other quantitative models to calculate the fair value of option awards.

In the first quarter of 2014, the Company granted stock options to purchase approximately 1.5 million shares of the Company's common stock to certain employees and directors for long-term incentive purposes. The options have an exercise price ranging from $6.79 to $7.33 per share, an exercise period of 5.8 years and a Company performance-based condition as well as a three-year requisite service period. The fair value of these options was determined using a quantitative model using the following assumptions: expected life of 5.8 years, risk-free interest rate ranging from 1.92% to 2.02%, dividend yield ranging from 2.41% to 2.64% and volatility ranging from 41.41% to 43.15%. The risk-free rate was interpolated from the U.S. constant maturity treasuries for a term corresponding to the maturity of the option. The volatility was calculated from the historical weekly stock prices of the Company as of the grant date for a term corresponding to the maturity of the option. The dividend yield was calculated as the annualized most recent declared dividend divided by stock price.

Restricted Stock Units and Restricted Shares

In the first quarter of 2014, the Company granted approximately 428,000 restricted stock units (“RSUs”) to certain employees as deferred compensation. In addition, approximately 334,000 and 67,000 RSUs were granted in the first quarter of 2014 to certain employees for long-term incentive purposes and as hiring bonuses, respectively. These RSUs have requisite service periods of two to three years and receive cash dividend equivalents during the vesting periods. The fair value of these RSUs was determined based on the closing price of the Company’s stock on the grant date without any discount. Approximately 48,000 RSUs were granted in the first quarter of 2014 to Company directors. These RSUs have requisite service periods of one year. The fair value of these RSUs was determined based on the closing price of the Company’s stock on the grant date, discounted for dividends not received during the vesting period.

The following table summarizes the RSUs activity for the three months ended March 31, 2014:

	Three Months Ended
	March 31, 2014
	Restricted	Weighted Average
	Stock Units	Grant Date Fair Value

Balance, beginning of year	1,881,149	$6.70
Granted	876,407	6.98
Vested	(22,532)	7.88
Forfeited	(116,599)	6.54
Balance, end of period	2,618,425	$6.79

The aggregate fair value of RSUs vested during the three months ended March 31, 2014 and 2013 were $0.2 million and zero. For the three months ended March 31, 2014 and 2013, the income tax benefits realized from the vested RSUs was $0.1 million and zero, respectively.

The Company recognizes compensation expense for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. For the three months ended March 31, 2014 and 2013, the Company recorded compensation expenses of $1.6 million and $0.8 million for RSUs.

For the three months ended March 31, 2014 and 2013, the Company recognized income tax benefits of $0.8 million and $1.0 million, respectively, related to the compensation expense recognized for RSUs. As of March 31, 2104, there was $10.3 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.56 years.

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

The computations of basic and diluted net income per share for the three months ended March 31, 2014 and 2013 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended March 31,
	2014	2013

Numerator:
Net income (loss) attributable to JMP Group, Inc	$3,998	$(1,719)

Denominator:
Basic weighted average shares outstanding	21,820	22,607

Effect of potential dilutive securities:
Restricted stock units	1,792	-
Diluted weighted average shares outstanding	23,612	22,607

Net income (loss) per share
Basic	$0.17	$(0.08)
Diluted	$0.17	$(0.08)

In the table above, unvested non-forfeitable RSUs that have divided equivalent rights are treated as a separate class of securities in calculated net income or loss per share. The impact of applying this methodology was a reduction in basic net income per share of $0.01 and zero for the quarters ended March 31, 2014 and 2013.

Stock options to purchase 3,187,206 and 2,419,261 shares of common stock for the quarters ended March 31, 2014 and 2013, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

Stock options to purchase 886,222 of these shares were not included in the computation of diluted weighted-average common shares outstanding for the quarter ended March 31, 2014, because relevant performance-based condition has not been met.

Restricted stock units for 239,202 and 1,454,841 shares of common stock for the three months ended March 31, 2014 and 2013, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

11. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the U.S. Internal Revenue Service. There were no contributions by the Company during the three months ended March 31, 2014 or 2013.

12. Income Taxes

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
Tax at federal statutory tax rate	35.00%	34.00%
State income tax, net of federal tax benefit and other permanent items	1.00%	0.56%
Rate before one-time events	36.00%	34.56%
Deferred tax asset written off related to options and RSUs	-3.45%	-2.05%
Adjustment for prior year taxes	-45.22%	0.00%
Change in New York valuation	137.30%	2.53%
Adjustment for permanent items (HGC, HGC II, HCC LLC, CLO II and HCAP Advisors non-controlling interest) (1)	-896.19%	-3.02%
California state enterprise zone tax credit	0.00%	1.64%
Change in state tax rate	40.43%	0.00%
Effective tax rate	-731.13%	33.66%

(1)	HCC LLC (until May 2, 2013), CLO II (effective April 30, 2013), HCAP Advisors (effective May 1, 2013), HGC and HGC II are consolidated for financial reporting purposes but not for tax purposes.

Income tax expense was $1.7 million on pre-tax loss of $0.2 million for the quarter ended March 31, 2014 compared to an income tax benefit of $0.8 million on pre-tax loss of $2.5 million for the same period in 2013 and resulted in effective tax rates of negative 731% and positive 34%.

The increase in the effective tax rate for the quarter ended March 31, 2014 compared to the same period in 2013 was primarily attributable to the income and losses associated with HCC LLC (until May 2, 2013), CLO II (effective April 30, 2013), HCAP Advisors (effective May 1, 2013), HGC and HGC II, which are consolidated for financial reporting purposes but excluded from the computation of income tax expense. The effective tax rate is high as it is calculated on a consolidated level using tax expense related to the Company (excluding non-controlling interest) divided by pre-tax loss including non-controlling interest.

The effective tax rate calculated excluding the non-controlling interest in pre-tax loss for the quarter ended March 31, 2014 is 32% compared to 36% for the same period in 2013. The decrease in the effective tax rate is primarily attributable to the partial release of the valuation allowance. The effective tax rate approach is used to compute the tax expense with the exception of the non-controlling interest which is calculated on a discrete basis due to its historical volatility.

New York Senate Bill 6359 was enacted on March 31, 2014 and becomes effective January 1, 2015. This bill includes changes to the corporate tax rate, establishing economic nexus provisions and unitary combined reporting requirements. These changes have an impact on the Company’s measurement of the New York State net deferred tax assets. As a result, in the quarter ended March 31, 2014, the Company partially released the valuation allowance related to non-NOL deferred tax assets and recorded an income tax benefit of $0.3 million.

13. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts, Minnesota, New York, and Pennsylvania under various operating leases. Rental expense for both the three months ended March 31, 2014 and 2013 were $0.9 million. The Company recorded sublease income of $79 thousand and $39 thousand for the three months ended March 31, 2014 and 2013, respectively. The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

Year Ending December 31,	Minimum Future Lease Commitments
2014	3,104
2015	4,105
2016	4,052
2017	3,447
2018	2,254
Thereafter	903
$17,865

In the normal course of business, the Company enters into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at March 31, 2014 and December 31, 2013, had no material effect on the consolidated financial statements.

The marketable securities owned and the restricted cash, as well as the cash held by the clearing broker, may be used to maintain margin requirements. At March 31, 2014 and December 31, 2013, the Company had $0.4 million and $0.2 million of cash on deposit with JMP Securities’ clearing broker, respectively. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. As of March 31, 2014 and December 31, 2013, the Company had unfunded commitments of $60.6 million and $40.4 million, respectively, in the Corporate Credit segment. $8.8 million and $8.7 million of the unfunded commitments as of March 31, 2014 and December 31, 2013 relate to commitments traded but not yet closed in CLO II. $34.0 million and $10.4 million of the unfunded commitments as of March 31, 2014 and December 31, 2013 relate to commitments traded but not yet closed in CLO III. The Company determined the fair value of the unfunded commitments to be $60.9 million and $41.0 million as of March 31, 2014 and December 31, 2013, respectively, using the average market bid and ask quotation obtained from a loan pricing service.

14. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $32.0 million and $59.1 million, which were $31.0 million and $58.1 million in excess of the required net capital of $1.0 million at March 31, 2014 and December 31, 2013, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.45 to 1 and 0.16 to 1 at March 31, 2014 and December 31, 2013, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

15. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various affiliated entities, including corporations, partnerships, limited liability companies, and offshore investment companies. The Company also owns an investment in most of such affiliated entities. As of March 31, 2014 and December 31, 2013, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $76.9 million and $55.3 million, respectively, which consisted of investments in hedge and other private funds of $66.5 million and $44.6 million, respectively, investments in funds of funds of $0.1 million for both periods, and an investment in HCC common stock of $10.3 million and $10.6 million, respectively. Base management fees earned from these affiliated entities were $3.0 million and $2.4 million for the quarters ended March 31, 2014 and 2013, respectively. Also, the Company earned incentive fees of $2.9 million and $4.4 million, from these affiliated entities for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, the Company had incentive fees receivable from these affiliated entities of $3.3 million and $7.9 million, respectively.

16. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at March 31, 2014 and December 31, 2013 have subsequently settled with no resulting material liability to the Company. For the three months ended March 31, 2014 and 2013, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of March 31, 2014 and December 31, 2013.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In its Corporate Credit segment, the Company had unfunded commitments of $60.6 million and $40.4 million and standby letters of credit of $1.3 million and $1.8 million at March 31, 2014 and December 31, 2013, respectively. $8.8 million and $8.7 million of the unfunded commitments as of March 31, 2014 and December 31, 2013 relate to commitments traded but not yet closed in CLO II. $34.0 million and $10.4 million of the unfunded commitments as of March 31, 2014 and December 31, 2013 relate to commitments traded but not yet closed in CLO III.

19. Business Segments

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

Management uses Operating Net Income as a key metric when evaluating the performance of JMP Group’s core business strategy and ongoing operations. This measure adjusts the Company’s net income as follows: (i) reverses non-cash stock-based compensation expense related to historical equity awards granted in prior periods, (ii) recognizes 100% of the cost of deferred compensation in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, (iii) excludes the net amortization of liquidity discounts on loans held and asset-backed securities issued by JMP Credit Corporation for periods prior to that ended September 30, 2013, (iv) reverses net unrealized gains and losses on strategic equity investments and warrants, (v) excludes unrealized mark-to-market gains or losses on the investment portfolio at HCC LLC, (vi) excludes general loan loss reserves on the CLOs, and (vii) presents revenues and expenses on a basis that deconsolidates HGC, HGC II and HCC LLC. HGC and HGC II are excluded as we own a relatively small percentage of these funds, although they are consolidated. These charges may otherwise obscure the company’s operating income and complicate an assessment of the company’s core business activities. The operating pre-tax net income facilitates a meaningful comparison of the Company’s results in a given period to those in prior and future periods. The revenues and expenses are presented on a basis that deconsolidates the investment funds Harvest manages.

The Company’s segment information for the quarters ended March 31, 2014 and 2013 was prepared using the following methodology:

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

When evaluating the performance of JMP Group's core business strategy and ongoing operations, management also reviewed the Adjusted Operating Net Income through December 31, 2013, which excluded the non-cash gains and losses recognized by JMP Credit Corp due to the sale or payoff of loans originally included in the portfolio acquired by JMP Group in April 2009, as well as the specific reserve for loan losses related to this portfolio of loans. Management believed this metric to be instructive to assess the company's core earnings over time without regard to a relatively volatile revenue stream. Earnings derived from sales or payoffs of acquired loans, while once substantial, are no longer material, as the portfolio of acquired loans is almost entirely liquidated. Therefore, the segments are now based on operating net income. The reconciling items for the quarter ended March 31, 2013 from adjusted operating net income to operating net income include adding back $0.2 million non-cash gains on the acquired loan portfolio, subtracting the specific reserve on the loan from the portfolio of $0.9 million, and adding back the related compensation expense of $0.3 million for the three months ended March 31, 2013.

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

(In thousands)	Three Months Ended March 31,
	2014	2013
Broker-Dealer
Non-interest revenues	$31,849	$17,372
Total net revenues after provision for loan losses	$31,849	$17,372
Non-interest expenses	25,335	15,737
Segment operating pre-tax net income	$6,514	$1,635
Segment assets	$87,374	$61,114
Asset Management
Non-interest revenues	$6,224	$8,159
Total net revenues after provision for loan losses	$6,224	$8,159
Non-interest expenses	6,432	7,539
Non-controlling interest	(356)	-
Segment operating pre-tax net income	$148	$620
Segment assets	$115,026	$63,731
Corporate Credit
Non-interest revenues	$1,061	$884
Total net revenues after provision for loan losses	$1,061	$884
Non-interest expenses	1,024	727
Segment operating pre-tax net income	$37	$157
Segment assets	$81,941	$8,878
Investment Income
Non-interest revenues	$2,375	$3,472
Net interest income	3,777	4,289
Provision for loan losses	53	(950)
Total net revenues after provision for loan losses	$6,205	$6,811
Non-interest expenses	1,360	(846)
Non-controlling interest	150	176
Segment operating pre-tax net income	$4,695	$7,481
Segment assets	$823,041	$513,237
Corporate Costs
Non-interest expenses	4,239	3,989
Segment operating pre-tax net loss	$(4,239)	$(3,989)
Segment assets	$233,367	$203,204
Eliminations
Non-interest revenues	$(1,280)	$(1,210)
Total net revenues after provision for loan losses	$(1,280)	$(1,210)
Non-interest expenses	(1,190)	(1,139)
Segment operating pre-tax net loss	$(90)	$(71)
Segment assets	$(176,934)	$(100,211)
Total Segments
Non-interest revenues	$40,229	$28,677
Net interest income	3,777	4,289
Provision for loan losses	53	(950)
Total net revenues after provision for loan losses	$44,059	$32,016
Non-interest expenses	37,200	26,007
Non-controlling interest	(206)	176
Segment operating pre-tax net income	$7,065	$5,833
Total assets	$1,163,815	$749,953

The following tables reconcile the total segments to consolidated net income before income tax expense and total assets as of and for the three months ended March 31, 2014 and 2013.

(In thousands)	As of and Three Months Ended March 31, 2014				As of and Three Months Ended March 31, 2013
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated

Non-interest revenues	$40,229	$(5,832)	(a)	$34,397	$28,677	$(1,339)	(a)	$27,338
Net Interest Income	3,777	(17)	(b)	3,760	4,289	(7,430)	(b)	(3,141)
Provision for loan losses	53	(550)		(497)	(950)	1		(949)
Total net revenues after provision for loan losses	$44,059	$(6,399)		$37,660	$32,016	$(8,768)		$23,248
Non-interest expenses	37,200	693	(c )	37,893	26,007	(236)	(c )	25,771
Noncontrolling interest	(206)	(5,721)		(5,927)	176	(168)		8
Operating pre-tax net income (loss)	$7,065	$(1,371)	(d)	$5,694	$5,833	$(8,364)	(d)	$(2,531)
Total assets	$1,163,815	$-		$1,163,815	$749,953	$-		$749,953

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

(d) Reconciling operating pre-tax net income to Consolidated Net Income before income tax expense in the Consolidated Statements of Operations consists of the following:

(In thousands)	Three Months Ended March 31,
	2014	2013
Total Segments operating pre-tax net income	$7,065	$5,833
Subtract / (Add back)
Stock options	395	137
Compensation expense - RSUs	853	616
Deferred compensation program accounting adjustment	(596)	(1,124)
Net unrealized loss on strategic equity investments and warrants.	174	157
General loan loss reserve for CLOs	545	-
Net amortization of liquidity discounts on loans and asset-backed securities issued	-	8,740
Unrealized mark-to-market gain - HCC	-	(162)
Consolidated pre-tax net income (loss) attributable to JMP Group Inc.	$5,694	$(2,531)

Income tax expense (benefit)	1,696	(812)
Consolidated Net Income (Loss) attributable to JMP Group Inc.	$3,998	$(1,719)

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

(In thousands)	March 31, 2014	December 31, 2013
	Net Assets	Net Assets
Harvest Opportunity Partners II	$105,231	$95,362
Harvest Small Cap Partners	344,461	321,714
Harvest Franchise Fund	113,155	114,145
Harvest Agriculture Select	53,818	43,089
Harvest Technology Partners	46,872	42,661

(In thousands)	Three Months Ended March 31,
	2014		2013
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II	$2,125	$(100)	$3,603	$(349)
Harvest Small Cap Partners	19,724	(6,255)	24,551	(4,631)
Harvest Franchise Fund	645	(212)	7,354	(370)
Harvest Agriculture Select	1,375	(188)	1,717	(102)
Harvest Technology Partners	589	(166)	(1,200)	(213)
Harvest Diversified Partners	-	-	671	(153)

21. Subsequent Events

On April 29, 2014, the board declared a cash dividend of $0.05 per share of common stock for the first quarter of 2014 to be paid on May 30, 2014, to common stockholders of record on May 16, 2014.

On April 30, 2014, the Company entered into an amendment to its Credit Agreement (the “Amendment”) between JMP Group and CNB. The Amendment provides a $25.0 million line of credit with a revolving period of two years. At the end of these two years, any outstanding amounts convert to a term loan. This term loan will be repaid in equal quarterly installments over the following three years. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit.

Also pursuant to this Amendment, the $15.0 million line of credit held at JMP Securities, which was scheduled to mature May 6, 2014, was increased to $20.0 million and renewed for one year. On May 6, 2015, any existing outstanding amount will convert to a loan maturing the following year. The remaining terms of this line of credit are consistent with those of the existing line of credit.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the unaudited consolidated financial statements and the related notes included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the MD&A for the fiscal year ended December 31, 2013 contained in our Annual Report on Form 10-K (the “2013 10-K”) filed with the SEC on March 13, 2014, as well as the Consolidated Financial Statements and Notes contained therein.

Cautionary Statement Regarding Forward Looking Statements

This MD&A and other sections of this report contain forward looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events that we believe to be reasonable. There are or may be important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed under the caption “Risk Factors” in our 2013 10-K. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our 2013 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date of filing of this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

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

As of March 31, 2014 the contractual base management fees earned from each of these investment funds or company ranged between 1% and 2% of assets under management or were 2% of aggregate committed capital. The contractual incentive fees were generally (i) 20%, subject to high-water marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; (iii) 20%, subject to high-water marks, for Harvest Growth Capital LLC (“HGC“) and Harvest Growth Capital II LLC (“HGC II”). Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole and our core sectors. These conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another. As we consolidate HGC, HGC II and HCC LLC (through May 2, 2013), the management and incentive fees earned at HCS from HGC, HGC II, and HCC LLC (through May 2, 2013), are eliminated in consolidation.

Asset management fees for the collateralized loan obligations (“CLOs”) we manage currently consist only of senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate CLO I, CLO II, and CLO III, the management fees earned at JMP Credit Advisors LLC (“JMPCA“) from the CLOs are eliminated on consolidation in accordance with accounting principles GAAP. At March 31, 2014, the contractual senior and subordinated base management fees earned from the CLOs were 0.50% of the average aggregate collateral balance for a specified period.

Redemption provisions of our funds require at least 90 days’ advance notice, except for one fund that requires twelve months advance notice. The following tables present certain information with respect to the investment funds managed by HCS, HCAP Advisors, and CLOs managed by JMPCA:

(In thousands)	Assets Under Management (1) at		Company's Share of Assets Under Management at
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Funds Managed by HCS or HCAP Advisors:
Hedge Funds:
Harvest Opportunity Partners II (2)	$136,080	$123,481	$23,739	$15,847
Harvest Small Cap Partners	344,461	322,883	3,783	1,003
Harvest Franchise Fund	113,155	114,145	3,801	2,909
Harvest Agriculture Select (2)	103,897	90,589	20,880	14,578
Harvest Technology Partners (2)	46,872	42,661	14,309	10,311
Private Equity Funds:
Harvest Growth Capital LLC (3)	33,791	35,130	1,590	1,649
Harvest Growth Capital LLC II (3)	72,296	73,552	1,611	1,748
Funds of Funds:
JMP Masters Fund	53,856	50,686	153	139
REITs:
New York Mortgage Trust	36,455	34,966	N/A	N/A
Loans:
Harvest Capital Credit Corporation	81,712	72,361	N/A	N/A
HCS and HCAP Advisors Totals	$1,022,575	$960,454	$69,866	$48,184

CLOs Managed by JMPCA:
CLO I (3)	439,047	441,533	N/A	N/A
CLO II (3)	330,558	330,431	N/A	N/A
CLO III (3)	75,755	10,003	N/A	N/A
JMPCA Totals	$845,360	$781,967	N/A	N/A

JMP Group Inc. Totals	$1,867,935	$1,742,421	$69,866	$48,184

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

(2)

Harvest Opportunity Partners II (“HOP II”) and Harvest Agriculture Select (“HAS”) include managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds' strategies and earn fees.

(3)	HGC, HGC II, HCAP Advisors, CLO I, CLO II and CLO III were consolidated in the Company’s Statements of Financial Condition at both March 31, 2014 and December 31, 2013.

	Funds Managed by HCS
	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2013	$693,759	$108,682	$50,686	853,127
Contributions	40,392	3,424	-	43,816
Redemptions	(9,149)	-	-	(9,149)
Appreciation	19,465	(6,019)	3,170	16,616
AUM at March 31, 2014	$744,467	$106,087	$53,856	904,410

	Funds Managed by HCS
	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2012	$605,491	$47,354	$42,182	695,027
Contributions	71,675	8,163	-	79,838
Redemptions	(30,584)	-	(500)	(31,084)
Distributions from realization event	-	(1,135)	-	(1,135)
Appreciation	31,987	(1,031)	2,064	33,020
AUM at March 31, 2013	$678,569	53,351	43,746	775,666

AUM related to hedge funds, private equity funds and funds of funds increased $51.3 million, or 6.0%, from $853.1 million at December 31, 2013 to $904.4 million at March 31, 2014. This increase was primarily attributed to capital contributions of $40.4 million and appreciation of $19.5 million related to hedge funds managed by HCS, partially offset by redemptions of $9.1 million.

AUM related to hedge funds, private equity funds and funds of funds increased $80.6 million, or 11.6%, from $695.0 million at December 31, 2012 to $775.7 million at March 31, 2013. This increase was primarily attributed to capital contributions of $71.7 million and appreciation of $32.0 million related to hedge funds managed by HCS, partially offset by $30.6 million of redemptions in these funds.

(In thousands)	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II (1)	$433	230	88	$386	$322	$213
Harvest Small Cap Partners	57	1,511	2,425	227	1,350	3,641
Harvest Franchise Fund	14	312	-	176	236	-
Harvest Agriculture Select (1)	597	240	80	395	136	181
Harvest Technology Partners (1)	128	78	-	(290)	183	-
Harvest Diversified Partners	-	-	-	368	42	55
Private Equity Funds:
Harvest Growth Capital LLC (2)	(63)	97	-	-	106	30
Harvest Growth Capital II LLC (2)	(240)	281	-	(20)	274	-
Funds of Funds:
JMP Masters Fund	14	120	16	8	98	-
REITs:
New York Mortgage Trust	-	-	310	-	-	300
Loans:
Harvest Capital Credit LLC (2)	N/A	-	-	N/A	77	320
Harvest Capital Credit Corporation	N/A	390	(360)	N/A	-	-
CLOs:
CLO I (2)	N/A	550	-	N/A	583	-
CLO II (2)	N/A	410	-	N/A	-	-
CLO III (2)	N/A	71	-	N/A	-	-
Totals	$940	$4,291	$2,559	$1,250	$3,407	$4,740

(1)	HOP II, HAS and HTP include managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(2)

Revenues earned from HGC, HGC II, HCC LLC (through May 2, 2013), CLO I, CLO II (effective April 30, 2013), CLO III (effective December 11, 2013) are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.

Principal Transactions

Principal transaction revenues includes realized and unrealized net gains and losses resulting from our principal investments, which include investments in equity and other securities for our own account and as the general partner of funds managed by us, warrants we may receive from certain investment banking assignments, as well as limited partner investments in private funds managed by third parties. In addition, we invest a portion of our capital in a portfolio of equity securities managed by HCS and in side-by-side investments in the funds managed by us. In certain cases, we also co-invest alongside our institutional clients in private transactions resulting from our investment banking business. Principal transaction revenues also include unrealized gains and losses on the private equity securities owned by HGC and HGC II, two private equity funds managed by HCS which are consolidated in our financial statements, as well as unrealized gains and losses on the investments in private companies sponsored by HCS and JMP Capital LLC (“JMP Capital”), and unrealized gains and losses on the warrants, options and equity securities owned by HCC LLC (through May 2, 2013).

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

Other Income

Other income includes revenues from equity method investments and revenues from fee-sharing arrangements with, and fees earned to raise capital for third-party investment partnerships, or funds.

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

Interest Expense

Interest expense primarily consists of interest expense incurred on asset-backed securities issued and note payable, and the amortization of bond issuance costs. Interest expense on asset-backed securities is the stated coupon payable as a percentage of the principal amount as well as amortization of the liquidity discount which was recorded at the acquisition date of CLO I. Interest expense is recorded on the accrual basis in accordance with the terms of the respective asset-backed securities issued and note payable.

Provision for Loan Losses

Provision for loan losses includes provision for losses recognized on our loan notes and non-revolving credit agreements at JMP Capital (collectively loans held for investment), and on loans collateralizing asset-backed securities (“ABS”) at JMP Credit to record them at their estimated net realizable value. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses is maintained at a level, in the opinion of management, sufficient to offset estimated losses inherent in the loan portfolio as of the date of the financial statements. The appropriateness of the allowance and the allowance components are reviewed quarterly. The Company’s estimate of each allowance component is based on observable information and on market and third-party data that we believe are reflective of the underlying loan losses being estimated.

A specific reserve is provided for loans that are considered impaired. A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral securing the loan if the loan is collateral dependent, depending on the circumstances and our collection strategy. For those loans held by CLO I at the date of acquisition by JMP Credit, and deemed impaired at that date or a subsequent date, allowance for loan losses is calculated considering two additional factors. For loans deemed impaired at the date of acquisition, if there is a further decline in expected future cash flows, this reduction is recognized as a specific reserve in accordance with the guidance above. For those loans deemed impaired subsequent to the acquisition date, if the net realizable value is lower than the current carrying value then the carrying value is reduced and the difference is booked as provision for loan losses. If the total discount from unpaid principal balance to carrying value is larger than the expected loss at the date of assessment, no provision for loan losses is recognized.

 In addition, we provide an allowance on a loan-by-loan basis at JMP Credit for loans that were purchased after the CLO I acquisition. We employ internally developed and third-party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default), which are used in developing an appropriate allowance for loan losses. We perform periodic detailed reviews of its loan portfolio to identify risks and to assess the overall collectability of loans.

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

Non-controlling Interest

Non-controlling interest for the three months ended March 31, 2013 includes the interest of third parties in CLO I, HGC, HGC II, and HCC LLC, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the three months ended March 31, 2014 also includes the interest of third parties in CLO II and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements.

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

On April 30, 2013, entities sponsored by JMP Group Inc. closed on a $343.8 million CLO. The senior notes offered in this transaction (the “Secured Notes”) were issued by CLO II, a special purpose Cayman vehicle, and co-issued in part by JMP Credit Advisors CLO II LLC, a special purpose Delaware vehicle, and were backed by a diversified portfolio of broadly syndicated leveraged loans. The Company, through a wholly-owned subsidiary, manages CLO II and from issuance through December 31, 2013 owned $17.3 million, or 72.8%, of the subordinated notes of the Issuer (the “Subordinated Notes”). In the first quarter of 2014, the Company repurchased $6.0 million of the subordinated notes, increasing its ownership to 98.0%.

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

 Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2014 and 2013 and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Three Months Ended March 31,		Change from 2013 to 2014
	2014	2013	$	%
Revenues
Investment banking	$25,053	$12,107	$12,946	106.9%
Brokerage	6,656	5,194	1,462	28.1%
Asset management fees	5,544	6,751	(1,207)	-17.9%
Principal transactions	(3,693)	1,917	(5,610)	N/A
Gain on sale, payoff and mark-to-market of loans	380	1,089	(709)	-65.1%
Net dividend income	235	(8)	243	N/A
Other income	222	288	(66)	-22.9%
Non-interest revenues	34,397	27,338	7,059	25.8%

Interest income	8,588	8,158	430	5.3%
Interest expense	(4,828)	(11,299)	6,471	-57.3%
Net interest (expense) income	3,760	(3,141)	6,901	219.7%

Provision for loan losses	(497)	(949)	452	-47.6%

Total net revenues after provision for loan losses	37,660	23,248	14,412	62.0%

Non-interest expenses
Compensation and benefits	31,376	19,605	11,771	60.0%
Administration	1,722	1,331	391	29.4%
Brokerage, clearing and exchange fees	925	887	38	4.3%
Travel and business development	851	958	(107)	-11.2%
Communication and technology	948	853	95	11.1%
Professional fees	807	1,024	(217)	-21.2%
Other	1,264	1,113	151	13.6%
Total non-interest expenses	37,893	25,771	12,122	47.0%
Loss before income tax expense	(233)	(2,523)	2,290	90.8%
Income tax expense (benefit)	1,696	(812)	2,508	N/A
Net loss	(1,929)	(1,711)	(218)	12.7%
Less: Net (loss) income attributable to non-controlling interest	(5,927)	8	(5,935)	N/A
Net income (loss) attributable to JMP Group Inc.	$3,998	$(1,719)	$5,717	332.6%

 Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Overview

Total net revenues after provision for loan losses increased $14.4 million, or 62.0%, from $23.2 million for the quarter ended March 31, 2013 to $37.7 million for the quarter ended March 31, 2014, driven by increases in non-interest revenues of $7.1 million and net interest income of $6.9 million.

Non-interest revenues increased $7.1 million, or 25.8%, from $27.3 million for the quarter ended March 31, 2013 to $34.4 million in the same period in 2013. This increase was primarily driven by a $12.9 million increase in investment banking revenues, partially offset by a $5.6 million decline in principal transactions revenues.

Net interest income increased $6.9 million, or 219.7%, from $3.1 million net interest expense for the quarter ended March 31, 2013 to $3.8 million net interest income for the same period in 2014. This increase in net interest income is primarily attributed to an increase in net interest earned at JMP Credit, partially offset by $1.0 million interest expense related to the bond issued in January 2014.

Provision for loan losses decreased $0.4 million from $0.9 million for the quarter ended March 31, 2013 to $0.5 million for the quarter ended March 31, 2014. The decrease was driven by a specific reserve from one non-accrual loan held at JMP Credit recorded in the quarter ended March 31, 2013, partially offset by general reserves recorded in connection with the loan portfolio underlying CLO III which closed in the fourth quarter of 2013.

Total non-interest expenses increased $12.1 million, or 47.0%, from $25.8 million for the quarter ended March 31, 2013 to $37.9 million for the quarter ended March 31, 2014, primarily due to an increase in compensation and benefits of $11.8 million.

Net income attributable to JMP Group Inc. increased $5.7 million, or 332.6%, from a $1.7 million loss after income tax benefit of $0.8 million for the quarter ended March 31, 2013 to $4.0 million net income after income tax expense of $1.7 million for the quarter ended March 31, 2014.

Operating Net Income (Non-GAAP Financial Measure)

Management uses Operating Net Income as a key, non-GAAP metric when evaluating the performance of JMP Group’s core business strategy and ongoing operations, as management believes that this metric appropriately illustrates the operating results of JMP Group’s core operations and business activities. Operating Net Income is derived from our segment reported results and is the measure of segment profitability on an after-tax basis used by management to evaluate our performance. This non-GAAP measure is presented to enhance investors’ overall understanding of our current financial performance. Additionally, management believes that Operating Net Income is a useful measure because it allows for a better evaluation of the performance of JMP Group’s ongoing business and facilitates a meaningful comparison of the company’s results in a given period to those in prior and future periods.

However, Operating Net Income should not be considered a substitute for results that are presented in a manner consistent with GAAP. A limitation of the non-GAAP financial measures presented is that, unless otherwise indicated, the adjustments concern gains, losses or expenses that JMP Group generally expects to continue to recognize, and the adjustment of these items should not always be construed as an inference that these gains or expenses are unusual, infrequent or non-recurring. Therefore, management believes that both JMP Group’s GAAP measures of its financial performance and the respective non-GAAP measures should be considered together. Operating Net Income may not be comparable to a similarly titled measure presented by other companies.

Operating Net Income is a non-GAAP financial measure that adjusts the Company’s GAAP net income as follows:

(i)

reverses non-cash stock-based compensation expense recognized under GAAP related to historical equity awards granted in prior periods, as management generally evaluates performance by considering the full expense of equity awards granted in the period in which such compensation was awarded, even if the expense of that award will be recognized in future periods under GAAP;

(ii)

recognizes 100% of the cost of deferred compensation, including non-cash stock-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based;

(iii)

excludes the non-cash net amortization of liquidity discounts on loans held and asset-backed securities issued by JMP Credit Corporation, due to scheduled contractual principal repayments, which is not representative of the Company’s core operating results or core business activities, for periods prior to that ended September 30, 2013;

(iv)	reverses net non-cash unrealized gains and losses on strategic equity investments and warrants;

(v)

excludes non-cash unrealized mark-to-market gains or losses on the investment portfolio at HCC, due to its adoption of investment company accounting in preparation for its pending initial public offering as a business development company;

(vi)

presents revenues and expenses on a basis that deconsolidates HGC, HGC II and HCC LLC. HGC and HGC II are investment funds that HCS manages; we own a relatively small percentage of these funds, even though they are consolidated under GAAP;

(vii)	excludes general loan loss reserves on the CLOs; and

(viii)	assumes a combined federal, state and local income tax rate of 38% for the quarters ended March 31, 2014 and 2013.

Discussed below is our Operating Net Income by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company's various business lines.

	Three Months Ended March 31, 2014
(In thousands)	Broker-Dealer	Asset Management	Corporate Credit	Operating Platforms	Investment Income	Corporate Costs	Elimin-ations	Total Segments
Revenues
Investment banking	$25,143	$-	$-	$25,143	$-	$-	$(90)	$25,053
Brokerage	6,656	-	-	6,656	-	-	-	6,656
Asset management related fees	50	6,224	1,061	7,335	-	-	(1,190)	6,145
Principal transactions	-	-	-	-	1,760	-	-	1,760
Gain on sale, payoff and mark-to-market of loans	-	-	-	-	380	-	-	380
Net dividend income	-	-	-	-	235	-	-	235
Net interest income	-	-	-	-	3,777	-	-	3,777
Provision for loan losses	-	-	-	-	53	-	-	53
Adjusted net revenues	31,849	6,224	1,061	39,134	6,205	-	(1,280)	44,059

Non-interest expenses
Non-interest expenses	25,335	6,432	1,024	32,791	1,360	4,239	(1,190)	37,200

Less: Non-controlling interest	-	(356)	-	(356)	150	-	-	(206)

Operating pre-tax net income	6,514	148	37	6,699	4,695	(4,239)	(90)	7,065

Income tax expense (assumed rate of 38%)	2,475	56	14	2,545	1,785	(1,611)	(34)	2,685
Operating net income (loss)	$4,039	$92	$23	$4,154	$2,910	$(2,628)	$(56)	$4,380

	Three Months Ended March 31, 2013
(In thousands)	Broker-Dealer	Asset Management	Corporate Credit	Operating Platforms	Investment Income	Corporate Costs	Elimin-ations	Total Segments
Revenues
Investment banking	$12,178	$-	$-	$12,178	$-	$-	$(70)	$12,108
Brokerage	5,194	-	-	5,194	-	-	-	5,194
Asset management related fees	-	8,159	884	9,043	-	-	(1,146)	7,897
Principal transactions	-	-	-	-	2,224	-	6	2,230
Gain on sale, payoff and mark-to-market of loans	-	-	-	-	999	-	-	999
Net dividend income	-	-	-	-	249	-	-	249
Net interest income	-	-	-	-	4,289	-	-	4,289
Provision for loan losses	-	-	-	-	(950)	-	-	(950)
Adjusted net revenues	17,372	8,159	884	26,415	6,811	-	(1,210)	32,016

Non-interest expenses
Non-interest expenses	15,737	7,539	727	24,003	(846)	3,989	(1,139)	26,007

Less: Non-controlling interest	-	-	-	-	176	-	-	176

Operating pre-tax net income	1,635	620	157	2,412	7,481	(3,989)	(71)	5,833

Income tax expense (assumed rate of 38%)	621	236	60	917	2,842	(1,516)	(27)	2,216
Operating net income (loss)	$1,014	$384	$97	$1,495	$4,639	$(2,473)	$(44)	$3,617

The following table reconciles the operating net income to Total Segments operating pre-tax net income, to consolidated pre-tax net income (loss) attributable to JMP Group, and to consolidated net income (loss) attributable to JMP Group, for the three months ended March 31, 2013 and 2014.

(In thousands)	Three Months Ended March 31,
	2014	2013
Operating net income	$4,380	$3,617
Addback of Income tax expense (assumed rate of 38%)	2,685	2,216
Total Segments operating pre-tax net income	$7,065	$5,833
Subtract / (Add back)
Stock options	395	137
Compensation expense - RSUs	853	616
Deferred compensation program accounting adjustment	(596)	(1,124)
Net unrealized loss on strategic equity investments and warrants.	174	157
General loan loss reserve for the CLOs	545	-
Net amortization of liquidity discounts on loans and asset-backed securities issued	-	8,740
Unrealized mark-to-market gain - HCC	-	(162)
Consolidated pre-tax net income (loss) attributable to JMP Group Inc.	$5,694	$(2,531)

Income tax expense (benefit)	1,696	(812)
Consolidated Net Income (Loss) attributable to JMP Group Inc.	$3,998	$(1,719)

When evaluating the performance of JMP Group's core business strategy and ongoing operations, management also reviewed the Adjusted Operating Net Income through December 31, 2013, which excluded the non-cash gains and losses recognized by JMP Credit Corp due to the sale or payoff of loans originally included in the portfolio acquired by JMP Group in April 2009, as well as the provision for loan losses related to this portfolio of loans. Adjustments derived from sales or payoffs of acquired loans, while once substantial, are no longer material, as the portfolio of acquired loans is almost entirely liquidated. Therefore, the analysis below is based on operating net income. The adjusted operating net income, after a 38% tax rate, was $3.9 million for the three months ended March 31, 2013. The reconciling items for the quarter ended March 31, 2013 from adjusted operating net income to operating net income include adding back $0.2 million non-cash gains on the acquired loan portfolio, subtracting the specific reserve on the loan from the portfolio of $0.9 million, adding back the related compensation expense of $0.3 million, and adding back the related tax expense of $0.1 million for the three months ended March 31, 2013.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues

Investment Banking

Investment banking revenues increased $13.0 million, or 106.9%, from $12.1 million for the quarter ended March 31, 2013 to $25.1 million for the same period in 2014. As a percentage of total net revenues after provision for loan losses, investment banking revenues increased from 52.1% for the quarter ended March 31, 2013 to 66.5% for the quarter ended March 31, 2014.

Our segment reported investment banking revenues, earned in our Broker-Dealer segment, increased $13.0 million from $12.1 million for the quarter ended March 31, 2013 to $25.1 million for the same period in 2014. Public equity underwriting revenues increased $10.6 million, or 119.0%, from $8.9 million for the quarter ended March 31, 2013 to $19.5 million for the quarter ended March 31, 2014. We executed 33 public equity underwriting transactions in both quarters ended March 31, 2013 and March 31, 2014. We acted as a lead manager on 10 transactions in the quarter ended March 31, 2014 compared to seven in the same period in 2013. The increase was attributed to our role as a lead in more transactions, in addition to an increase in average revenues per transaction. Our strategic advisory revenues increased $1.9 million, or 133.1%, from $1.4 million for the quarter ended March 31, 2013 to $3.3 million for the quarter ended March 31, 2014. We executed three strategic advisory transactions in the quarter ended March 31, 2014 compared to one in the quarter ended March 31, 2013. Private capital markets and other transaction revenues increased $0.6 million, or 380.8%, from $0.1 million for the quarter ended March 31, 2013 to $0.7 million for the same period in 2014. We executed one transaction related to private capital markets and other transactions in the quarter ended March 31, 2014 compared to zero in the same period in 2013. Our debt and convertible revenues were $1.6 million for both the quarters ended March 31, 2013 and 2014. While we executed six debt and convertible transactions in the quarter ended March 31, 2014 compared to ten in the same period in 2013, the average debt and convertible revenues per deal increased 58.9% from $164.8 million to $261.8 million.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment increased $1.5 million, or 28.1%, from $5.2 million for the quarter ended March 31, 2013 to $6.7 million for the quarter ended March 31, 2014. The increase was mainly the result of increased volume. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 22.3% for the quarter ended March 31, 2013 to 17.7% for the quarter ended March 31, 2014. On an adjusted basis, brokerage revenues were 16.2% and 15.1% for the quarters ended March 31, 2013 and 2014, respectively, as a percentage of adjusted net revenue after provision for loan losses.

Asset Management Fees

(In thousands)	Three Months Ended March 31,
	2014	2013
Base management fees:
Fees reported as asset management fees	$2,984	$2,365
Fees earned at HGC, HGC II and HCC LLC	379	508
Total base management fees	3,363	2,873

Incentive fees:
Fees reported as asset management fees	$2,560	$4,386
Fees earned at HGC, HGC II and HCC LLC	-	350
Total incentive fees	2,560	4,736

Other fee income:
Fundraising and other income:	$222	$288
Total other fee income	222	288

Asset management related fees:
Fees reported as asset management fees	$5,544	$6,751
Fees reported as other income	222	288
Fees earned at HGC, HGC II and HCC LLC	379	858
Total Segment asset management related fee revenues	$6,145	$7,897

Consolidation adjustment	(379)	(858)

Adjusted total asset management related fees:	$5,766	$7,039

Fees reported as asset management fees were $6.8 million and $5.5 million for the quarters ended March 31, 2013 and 2014, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues decreased from 29.0% for the quarter ended March 31, 2013 to 14.7% for the quarter ended March 31, 2014. Fees reported as other income decreased $0.1 million, or 22.9% from $0.3 million for the quarter ended March 31, 2013 to $0.2 million for the quarter ended March 31, 2014. As a percentage of total net revenues after provision for loan losses, other income decreased from 1.2% for the quarter ended March 31, 2013 to 0.6% for the same period in 2014.

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

Total segment asset management related fee revenue decreased $1.8 million from $7.9 million for the quarter ended March 31, 2013 to $6.1 million for the quarter ended March 31, 2014. The decrease was attributed to declines in incentive fees, partially offset by an increase in base management fees. Total incentive fees decreased $2.1 million from $4.7 million for the quarter ended March 31, 2013 to $2.6 million for the same period in 2014. The decrease in incentive fees was driven by a decrease of $1.2 million related to HSCP, in addition to a decline of $0.6 million earned at HCC LLC and HCAP Advisors from $0.3 million earned in March 31, 2013 to a $0.3 million reversal in the same period in 2014. Total base management fee increased $0.5 million from $3.1 million for the quarter ended March 31, 2013 to $3.6 million for the same period in 2014. The increase was driven by increases of $0.4 million in management fees from HCAP Advisors, which was created subsequent to the first quarter of 2013. On an adjusted basis, adjusted asset management related fees were 24.7% and 13.9% for the quarters ended March 31, 2013 and 2014, respectively, as a percentage of adjusted net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues decreased $5.6 million from $1.9 million for the quarter ended March 31, 2013 to a $3.7 million loss for the same period in 2014. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were 8.3% for the quarter ended March 31, 2013 and negative 9.8% for the quarter ended March 31, 2014.

Total segment principal transaction revenues decreased $0.4 million from $2.2 million for the quarter ended March 31, 2013 to $1.8 million for the same period in 2014. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. We believe that presenting total segment principal transaction revenues is useful to investors as a means of assessing the performance of JMP Group’s combined investment activities. The principal transaction revenues for both 2013 and 2014 were based in our Investment Income segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

	Three Months Ended March 31,
(In thousands)	2014	2013

Equity and other securities excluding non-controlling interest	$843	$640
Warrants and other investments	(25)	350
Investment partnerships	942	1,240
Total Segment principal transaction revenues	1,760	2,230
Operating adjustment addbacks	(174)	268
Non-controlling interest in HGC, HGC II and HCC LLC (through May 2, 2013)	(5,279)	(581)
Total principal transaction revenues	$(3,693)	$1,917

The decrease primarily reflects reduced revenue from investment partnerships and warrants and other investments, partially offset by increases in equity and other securities. Revenues from investment partnerships decreased $0.3 million from $1.2 million for the quarter ended March 31, 2013 to $0.9 million for the quarter ended March 31, 2014. Revenues from warrants and other investments decreased by $0.4 million from $0.4 million for the quarter ended March 31, 2013 to a loss of $25 thousand for the quarter ended March 31, 2014. On an adjusted basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 7.0% for the quarter ended March 31, 2013 to 4.2% for the quarter ended March 31, 2014. Revenues from equity and other securities increased $0.2 million from $0.6 million for the quarter ended March 31, 2013 to $0.8 million for the same period in 2014, driven primarily by a $0.1 million increase in unrealized gains in our principal investment portfolio.

Gain on Sale and Payoff of Loans

Gain on sale, payoff and mark-to-market of loans decreased $0.7 million, from $1.1 million for the quarter ended March 31, 2013 to $0.4 million for the quarter ended March 31, 2014, respectively. At JMP Credit, during the quarter ended March 31, 2014, 42 loans were sold, paid off or were terminated, resulting in a total net gain of $0.4 million. Of the total net gain, $0.3 million related to two terminated commitments. $0.1 million was related to 28 loan payoffs, where the borrowers repaid the loans at a premium to our carrying value. These gains were partially offset by a $69 thousand loss related to 12 loans, six of which were sold at a discount to our carrying value. While we expect further gains from loan payoffs in future periods, these revenues are highly unpredictable as we are not actively marketing the loans collateralized by asset-backed securities for sale. As a percentage of total net revenues after provision for loan losses, gain on sale, payoff and mark-to-market of loans decreased from 4.7% for the quarter ended March 31, 2013 to 1.0% for the quarter ended March 31, 2014.

Gain on sale, payoff and mark-to-market of loans was earned in our Corporate Credit segment. On a segment reporting basis, the gain on sale, payoff and mark-to-market of loans also excludes unrealized mark-to-market gains or losses on the investment portfolio at HCC LLC (through May 2, 2013). Our segment reported gain on sale, payoff and mark-to-market of loans in the Corporate Credit segment decreased $0.6 million, from $1.0 million for the quarter ended March 31, 2013 to $0.4 million for the quarter ended March 31, 2014. Gain on sale, payoff and mark-to-market of loans decreased from 3.1% for the quarter ended March 31, 2013 to 0.9% for the quarter ended March 31, 2014 as a percentage of total segment adjusted net revenues.

Net Dividend Income/Loss

Net dividend income was $0.2 million for the quarter ended March 31, 2014 and a loss of $8 thousand for the quarter ended March 31, 2013. For the quarter ended March 31, 2014, net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Three Months Ended March 31,
	2014	2013
CLO I loan contractual interest income	$4,012	$4,940
CLO I ABS issued contractual interest expense	(1,016)	(1,121)
Net CLO I contractual interest	2,996	3,819

CLO II loan contractual interest income	$3,715	$-
CLO I fee amortization
CLO II ABS issued contractual interest expense	(1,680)	-
Net CLO II contractual interest	2,035	-

Bond Payable interest expense	(1,585)	(629)

Other interest income	331	1,099

Total Segment net interest income	$3,777	$4,289

CLO I loan liquidity discount accretion	-	504
CLO I ABS liquidity discount amortization	-	(9,243)
Net CLO I liquidity discount amortization	-	(8,739)

HCC LLC interest income	-	1,786
HCC LLC interest expense	-	(477)
Net HCC LLC interest income	-	1,309

Other interest income adjustment	(17)	-

Total net interest income (expense)	$3,760	$(3,141)

Net interest income increased $6.9 million, or 219.7% from $3.1 million net interest expense for the quarter ended March 31, 2013 to $3.8 million net interest income for the quarter ended March 31, 2014. The net interest income increase was driven primarily by the CLO I liquidity discount amortization included in the quarter ended March 31, 2013 and the CLO II interest earned in the quarter ended March 31, 2014. CLO II launched subsequent to the first quarter of 2013. These increases in net interest income were partially offset by additional bond interest expense from the 2014 bond issuance, and the reduced interest income from HCC LLC due to its deconsolidation in the second quarter of 2013. As a percentage of total net revenues after provision for loan losses, net interest income was 13.5% for the quarter ended March 31, 2013 and 10.0% for the quarter ended March 31, 2014.

Total segment net interest income decreased from $4.3 million for the quarter ended March 31, 2013 to $3.8 million for the quarter ended March 31, 2014. Our total segment net interest income excludes net amortization of liquidity discounts on loans and asset-backed securities issued and interest earned at HCC LLC (through May 2, 2013). Net interest income is earned in our Investment Income segment, and largely reflects net CLO I and CLO II contractual interest. Total segment net interest income is a non-GAAP financial measure that aggregates our segment reported net interest income (expense) across each segment. We believe that presenting total segment net interest income is useful to investors as a means of assessing the performance of JMP Group’s combined credit activities. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment adjusted net revenues, net interest income decreased from 13.4% for the quarter ended March 31, 2013 to 8.6% for the quarter ended March 31, 2014.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Three Months Ended March 31, 2014
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$4,012		$405,259	3.96%	0.24%	3.72%
CLO I ABS issued contractual interest expense	(1,016)		(416,783)	1.10%	0.24%	0.86%
CLO II loan contractual interest income	3,715		325,862	4.56%	0.24%	4.32%
CLO II ABS issued contractual interest expense	(1,680)		(319,679)	2.10%	0.24%	1.86%
Net CLO contractual interest	$5,031	$	N/A	N/A	N/A	N/A

(In thousands)	Three Months Ended March 31, 2013
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$4,940		$416,494	4.75%	0.30%	4.45%
CLO I ABS issued contractual interest expense	(1,121)		(431,003)	1.04%	0.30%	0.74%
Net CLO contractual interest	$3,819	$	N/A	N/A	N/A	N/A

Contractual interest of $4.0 million was earned on the performing loans held by our CLO I for the quarter ended March 31, 2014. The annualized weighted average contractual interest rate on the performing loans was 3.96% with a spread to weighted average LIBOR of 3.72% for the quarter ended March 31, 2014. Interest expense related to CLO I ABS issued was $1.0 million for the quarter ended March 31, 2013. The annualized weighted average contractual interest rate on the CLO I ABS issued during the quarter was 1.10% with a spread to weighted average LIBOR of 0.86%. Contractual interest of $3.7 million was earned on the performing loans held by our CLO II for the quarter ended March 31, 2014. The annualized weighted average contractual interest rate on the performing loans was 4.56% with a spread to weighted average LIBOR of 4.32% for the quarter ended March 31, 2014. Interest expense related to CLO II ABS issued was $1.7 million for the quarter ended March 31, 2014. The annualized weighted average contractual interest rate on the CLO II ABS issued during the quarter was 2.10% with a spread to weighted average LIBOR of 1.86%.

Contractual interest of $4.9 million was earned on the performing loans held by our CLO I for the quarter ended March 31, 2013. The annualized weighted average contractual interest rate on the performing loans was 4.75% with a spread to weighted average LIBOR of 4.45% for the quarter ended March 31, 2013. Interest expense related to ABS issued was $1.1 million for the quarter ended March 31, 2013. The annualized weighted average contractual interest rate on the ABS issued during the quarter was 1.04% with a spread to weighted average LIBOR of 0.74%.

Provision for Loan Losses

Provision for loan losses decreased $0.4 million, or 47.6%, from $0.9 million for the quarter ended March 31, 2013 to $0.5 million for the same period in 2014. As a percent of net revenues after provision for loan losses, provision for loan losses were 4.1% for the quarter ended March 31, 2013 and 1.3% for the quarter ended March 31, 2014.

Total segment provision for loan losses decreased from $0.9 million for the quarter ended March 31, 2013 to a $0.1 million reversal for the quarter ended March 31, 2014. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2014 and 2013 was solely recognized in our Investment Income segment. As a percent of total segment adjusted net revenues, segment provision for loan losses were 3.0% and 0.1% for the quarters ended March 31, 2013 and 2014, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, increased $11.8 million, or 60.0%, from $19.6 million for the quarter ended March 31, 2013 to $31.4 million for the quarter ended March 31, 2014.

Employee payroll, taxes and benefits, and consultant fees were $9.6 million for both the quarters ended March 31, 2013 and 2014.

Performance-based bonus and commission increased $10.8 million, or 120.0%, from $9.0 million for the quarter ended March 31, 2013 to $19.8 million for the quarter ended March 31, 2014. The increase was primarily due to the increase in total net revenues after provision for loan losses from $23.2 million for the quarter ended March 31, 2013 to $37.7 million for the same period in 2014.

Equity-based compensation was $0.8 million and $1.6 million for the quarters ended March 31, 2013 and 2014, respectively. The increase is partially due to $0.7 million of performance RSU expense in the three months ended March 31, 2014, related to performance RSUs granted in 2014.

Compensation and benefits as a percentage of revenues decreased from 84.3% of total net revenues after provision for loan losses for the quarter ended March 31, 2013 to 83.3% for the same period in 2014. Approximately $5.3 million of the unrealized loss at HGC, HGC II for the quarter ended March 31, 2014 and $0.3 million of the unrealized loss at HGC, HGC II and HCC for the quarter ended March 31, 2013 was attributable to non-controlling interest holders and therefore, did not have associated performance-based bonus expense, resulting in the higher percentages for these quarters.

Our segment reported compensation and benefits, which includes 100% of deferred compensation expense and excludes RSU expense, increased $10.7 from $20.0 for the quarter ended March 31, 2013 to $30.7 million for the quarter ended March 31, 2014. As a percent of total segment net revenues, compensation and benefits were 62.4% and 69.7% for the quarters ended March 31, 2013 and 2014, respectively.

Administration

Administration expense increased $0.4 million, from $1.3 million for the quarter ended March 31, 2013 to $1.7 million for the quarter ended March 3, 2014. The increase was attributed to a conference held in the first quarter of 2014 that was not held in the first quarter in 2013. As a percentage of total net revenues after provision for loan losses, administration expense decreased from 5.7% for the quarter ended March 31, 2013 to 4.6% for the same period in 2014.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $0.9 million for both quarters ended March 31, 2013 and 2014. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 3.8% for the quarter ended March 31, 2013 to 2.5% for the same period in 2014.

Travel and Business Development

Travel and business development expense decreased from $1.0 million for the quarter ended March 31, 2013 to $0.9 million for the quarter ended March 31, 2014. As a percentage of total net revenues after provision for loan losses, travel and business development expense decreased from 4.1% for the quarter ended March 31, 2013 to 2.3% for the same period in 2014.

Communications and Technology

Communications and technology expenses were $0.9 million for the quarters ended March 31, 2013 and 2014. As a percentage of total net revenues after provision for loan losses, communications and technology expense decreased from 3.7% for the quarter ended March 31, 2013 to 2.5% for the same period in 2014.

Professional Fees

Professional fees were $1.0 million and $0.8 million for the quarters ended March 31, 2013 and 2014, respectively. As a percentage of total net revenues after provision for loan losses, professional fees decreased from 4.4% for the quarter ended March 31, 2013 to 2.1% for the same period in 2014.

Other Expenses

Other expenses increased $0.2 million, from $1.1 million for the quarter ended March 31, 2013 to $1.3 million for the quarter ended March 31, 2014. As a percentage of total net revenues after provision for loan losses, other expenses were 4.8% and 3.4% for the quarters ended March 31, 2013 and 2014, respectively.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest decreased from $8 thousand for the quarter ended March 31, 2013 to a $5.9 million loss for the quarter ended March 31, 2014. Non-controlling interest for the quarter ended March 31, 2014 includes the interest of third parties in CLO I, CLO II, HGC, HGC II, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the quarter ended March 31, 2013 includes the interest of third parties in CLO I, HCC LLC, HGC and HGC II, partially-owned subsidiaries consolidated in our financial statements.

Provision for Income Taxes

For the quarters ended March 31, 2013 and 2014, we recorded income tax benefit of $0.8 million and tax expense of $1.7 million, respectively. The effective tax rates for the quarters ended March 31, 2013 and 2014 were 33.66% and 731.13%, respectively. The difference in the effective tax rate was primarily attributable to the income associated with HGC, HGC II and HCC LLC which are consolidated for financial reporting purposes but not for tax purposes.

Our operating net income assumes a combined federal, state and local income tax rate of 38% for both quarters ended March 31, 2013 and 2014. Segment income tax expense increased $0.5 million from $2.2 million for the quarter ended March 31, 2013 to $2.7 million for the quarter ended March 31, 2014.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital resources and liquidity for the three months ended March 31, 2014 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of March 31, 2014, we had net liquid assets of $27.0 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, deferred compensation paid in January 2014, note payable and non-controlling interest. We have satisfied our capital and liquidity requirements primarily through the net proceeds from the initial public offering, the January 2013 issuance of the 2013 Senior Notes, the January 2014 issuance of the 2014 Senior Notes, and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. At March 31, 2014 and December 31, 2013, we had Level 3 assets (financial instruments measured on a recurring basis whose fair value was determined using unobservable inputs that are not corroborated by market data) of $108.4 million and $112.1 million, respectively, which represented 9.3% and 10.0% of total assets, respectively. Level 3 assets decreased by $3.7 million, due to unrealized loss of $6.3 million, partially offset by the purchased new assets of $2.8 million.

Liquidity Considerations Related to CLOs

On April 7, 2009, we invested $4.0 million of cash and granted $3.0 million original par amount, with a $2.3 million estimated fair value, of contingent consideration (a zero coupon note) to acquire 100% of the membership interests and net assets of $7.5 million of CLO I. In December 2009, we repurchased the contingent consideration for $1.8 million. As we own substantially all of the subordinated securities of the CLO, in accordance with the authoritative guidance under GAAP on accounting for consolidation of variable interest entities, we are the primary beneficiary and are required to consolidate all of the assets and liabilities of the CLO securitization structure even though it is a bankruptcy remote entity with no recourse to us.

Our maximum exposure to loss of capital on the CLOs is the original April 7, 2009 investment of $4.0 million plus the $1.8 million paid to repurchase the contingent consideration related to the CLO I acquisition, $23.3 million related to CLO II, and $25.0 million investment related to CLO III plus any earnings retained in the CLOs since the acquisition or inception dates. However, for U.S. federal tax purposes, the CLOs are treated as a disregarded entity such that the taxable income earned in the CLO is taxable to us. If the CLOs are in violation of certain coverage tests, mainly any of its over-collateralization ratios, residual cash flows otherwise payable to us as owners of the subordinated notes would be required to be used to repay indebtedness senior to us in the securitization, or, for CLO II, to buy additional collateral. This could require us to pay income tax on earnings prior to the residual cash flow distributions to us.

The CLOs must comply with certain asset coverage tests, such as tests that restrict the amount of discounted obligations and obligations rated “CCC” or lower it can hold. During any time the CLO exceeds such a limit, our ability, as the manager of CLO I, to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, defaulted obligations, discounted assets (those purchased below 85% of the par value for CLO I and generally below 80% of the par value for CLO II) and assets rated “CCC” or lower in excess of applicable limits in the CLOs investment criteria are not given full par credit for purposes of calculation of the CLO over-collateralization (“OC”) tests. We were in compliance with all OC tests on the determination dates since February 2010. However, we have been in violation and may be in the future. If CLOs were to violate the Class F test, or any more senior tests, we would be required to pay down the most senior notes with the residual cash flows until the violation was cured. In the most extreme case, if the CLO were in violation of the most senior OC test, the Class A note holders would have the ability to declare an event of default and cause an acceleration of all principal and interest outstanding on the notes.

For financial reporting purposes, the loans and asset-backed securities of the CLOs are consolidated on our balance sheet. The loans are reported at their cost adjusted for amortization of liquidity discount and credit reserves, both of which were recorded at the CLO I acquisition date, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discount only. At March 31, 2014, we had $783.3 million of loans collateralizing asset-backed securities, net, $44.5 million of restricted cash and $1.6 million of interest receivable funded by $713.5 million of asset-backed securities issued, net, and interest payable of $1.9 million. These assets and liabilities represented 71.3% of total assets and 76.9% of total liabilities respectively, reported on our Consolidated Statement of Financial Condition at March 31, 2014.

The tables below summarize the loans held by the CLOs grouped by range of outstanding balance, industry and Moody’s Investors Services, Inc. rating category as of March 31, 2014.

(Dollars in thousands)			As of March 31, 2014
Range of Outstanding Balance			Number of Loans	Maturity Date			Total Principal
$0	-	$500	30	11/2015	-	3/2021	$11,842
$500	-	$2,000	266	1/2015	-	2/2022	360,346
$2,000	-	$5,000	109	12/2014	-	3/2021	322,661
$5,000	-	$10,000	9	11/2016	-	12/2020	57,189
+$10,001			4	5/2015	-	5/2018	40,423
Total			418				$792,461

(Dollars in thousands)	As of March 31, 2014
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Aerospace & Defense	15	$23,252	2.9%
Advertising, Printing & Publishing	2	2,500	0.3%
Automobile	15	31,889	4.0%
Banking	5	9,038	1.1%
Banking, Finance, Insurance & Real Estate	14	27,124	3.4%
Beverage, Food & Tobacco	23	45,436	5.7%
Broadcasting & Entertainmt.	3	5,989	0.8%
Cargo Transport	3	5,691	0.7%
Capital Equipment	1	1,990	0.3%
Chemicals, Plastics and Rubber	15	38,890	4.9%
Construction & Building	10	16,170	2.0%
Consumer Goods: Durable	7	9,775	1.2%
Consumer Goods: Non-durable	5	7,518	0.8%
Containers, Packaging and Glass	9	14,973	1.9%
Diversified Natural Resources, Precious Metals and Minerals	1	1,103	0.1%
Diversified/Conglomerate Mfg	8	6,141	0.8%
Diversified/Conglomerate Service	16	27,057	3.4%
Energy: Electricity	5	7,980	1.0%
Energy: Oil & Gas	2	3,066	0.4%
Ecological	5	5,396	0.7%
Electronics	12	23,231	2.9%
Environmental Industries	7	8,663	1.1%
Farming & Agriculture	1	1,478	0.2%
Finance	5	10,887	1.4%
Food, Beverage & Tobacco	1	500	0.1%
Forest Products & Paper	3	3,919	0.5%
Grocery	2	2,463	0.3%
Healthcare, Education & Childcare	39	88,697	11.2%
High Tech Industries	21	42,747	5.4%
Home and Office Furnishings, Housewares and Durable Consumer Products	2	5,638	0.7%
Hotels, Motels, Inns and Gaming	21	45,156	5.7%
Insurance	2	4,634	0.6%
Leisure , Amusement, Motion Pictures & Entertainment	10	21,356	2.7%
Machinery (Non-Agriculture,Non-Construction & Non-Electronic)	2	2,487	0.3%
Media, Advertising, Printing & Publishing	1	1,000	0.1%
Media: Broadcasting & Subscription	9	15,637	2.0%
Media: Diversified & Production	6	12,291	1.6%
Metals & Mining	4	7,641	1.0%
Mining, Steel, Iron and Non-Precious Metals	1	2,793	0.4%
Oil & Gas	4	24,684	3.1%
Personal &Non-Durable Consumer Products	6	7,393	0.9%
Personal and Non-Durable Consumer Products (mfg only)	1	489	0.1%
Personal Transportation	2	2,989	0.4%
Personal, Food & Misc Services	8	12,028	1.5%
Printing & Publishing	3	10,732	1.4%
Retail Store	22	40,162	5.1%
Services: Business	18	24,117	3.0%
Services: Consumer	9	21,489	2.7%
Telecommunications	17	28,702	3.6%
Textiles & Leather	2	3,844	0.5%
Transportation: Consumer	3	6,120	0.8%
Utilities	6	11,020	1.4%
Utilities: Electric	1	1,500	0.2%
Utilities: Oil & Gas	1	1,996	0.3%
Wholesale	2	3,000	0.4%
	418	792,461	100%

(Dollars in thousands)	As of March 31, 2014
Moody's Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
Baa2	1	$2,000	0.3%
Baa3	2	13,824	1.7%
Ba1	7	20,613	2.6%
Ba2	28	69,504	8.8%
Ba3	56	136,093	17.2%
B1	108	203,941	25.7%
B2	169	269,642	34.0%
B3	40	63,578	8.0%
Caa1	5	11,372	1.4%
Caa2	1	1,500	0.2%
Ca	1	394	0.1%
Total	418	$792,461	100%

Other Liquidity Considerations

As of March 31, 2014, our indebtedness consists of our bonds payable. We have no outstanding balances on our revolving lines of credit with City National Bank (“CNB”), related to JMP Group LLC (“JMPG LLC”), our wholly-owned subsidiary, or HGC II, also defined below.

In January 2013, we raised approximately $46.0 million from the sale of 8.00% Senior Notes (“2013 Senior Notes”). In January 2014, we raised an additional approximate $48.3 million from the sale of 7.25% Senior Notes (“2014 Senior Notes”). The 2013 Senior Notes will mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 15, 2016, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The 2013 Senior Notes bear interest at a rate of 8.00% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year. The 2014 Senior Notes will mature on January 15, 2021, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 15, 2017, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. These 2014 Senior Notes bear interest at a rate of 7.25% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year, beginning April 15, 2014.

As of March 31, 2014 (after taking into account any payments under the Credit Agreement that day), JMPG LLC had no outstanding indebtedness under the Credit Agreement with CNB.

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

The Credit Agreement includes minimum fixed charge and interest charge coverage ratios applicable to us and our subsidiaries, a minimum net worth covenant applicable to us and our subsidiaries and a minimum liquidity covenant applicable to JMPG LLC and its subsidiaries. As of March 31, 2014, we were in compliance with all of these financial covenants. The Credit Agreement also includes an event of default for a “change of control” that tests, in part, the composition of our ownership and an event of default if two or more of the members of the Executive Committee fail to be involved actively on an ongoing basis in the management of JMPG LLC or any of its subsidiaries.

The CNB Loans are guaranteed by HCS and secured by a lien on substantially all assets of JMPG LLC and HCS.

Separately, under a Revolving Note and Cash Subordination Agreement, dated as of April 8, 2011, by and between CNB and JMP Securities, as amended, JMP Securities has a subordinated revolving line of credit with CNB (the “Broker/Deal Line of Credit”). Draws on the Broker/Deal Line of Credit bear interest at the rate of prime. The Broker/Deal Line of Credit matures on May 6, 2015. There were no borrowings on this line of credit as of March 31, 2014. JMPG LLC has guaranteed the obligations under the Broker/Deal Line of Credit pursuant to a General Continuing Guaranty dated as of April 8, 2011.

On April 30, 2014, the Company entered into an amendment to its Credit Agreement (the “Amendment”) between JMP Group and CNB. The Amendment provides a $25.0 million line of credit with a revolving period of two years. At the end of these two years, any outstanding amounts convert to a term loan. This term loan will be repaid in equal quarterly installments over the following three years. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit.

Also pursuant to this Amendment, the $15.0 million line of credit held at JMP Securities, which was scheduled to mature May 6, 2014, was increased to $20.0 million and renewed for one year. On May 6, 2015, any existing outstanding amount will convert to a loan maturing the following year. The remaining terms of this line of credit are consistent with those of the existing line of credit.

On November 22, 2013, HGC II entered into a line of credit of $3.0 million with CNB. Draws on the line of credit bear interest at the rate of prime plus 0.5% per annum, paid quarterly. The line of credit will be available through December 1, 2015 or fifteen days prior to the expiration of the commitment period of HGC II unless renewed. Proceeds for this line of credit are used to purchase investments, prior to capital calls from HGC II investors. The Company had no outstanding balance on this line of credit as of March 31, 2014.

The timing of bonus compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees and managing directors are generally paid semi-monthly during the year, bonus compensation, which makes up a larger portion of total compensation, is generally paid once a year during the first two months of the following year. In the first two months of 2014, we paid out $49.0 million of cash bonuses for 2013, excluding employer payroll tax expense.

The Company currently intends to declare quarterly cash dividends on all outstanding shares of common stock. The Company’s board of directors declared a quarterly cash dividend of $0.045 per share of common stock in March 2014. The dividends were paid in April 2014 for the fourth quarter of 2013.

During the three months ended March 31, 2014, the Company repurchased 4,656 shares of the Company’s common stock at an average price of $7.04 per share, for an aggregate purchase price of $33 thousand. The repurchased were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company.

We had total restricted cash of $75.6 million comprised primarily of $59.5 million of restricted cash at JMP Credit on March 31, 2014. This balance was comprised of $6.6 million in interest received from loans in CLO I, and $53.0 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLOs. The principal restricted cash will be used to buy additional loans.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of $32.0 million and $59.1 million, which were $31.0 million and $58.1 million in excess of the required net capital of $1.0 million at March 31, 2014 and December 31, 2013, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.45 to 1 and 0.16 to 1 at March 31, 2014 and December 31, 2013, respectively.

A condensed table of cash flows for the three months ended March 31, 2014 and 2013 is presented below.

(Dollars in thousands)	Three Months Ended March 31,		Change from 2013 to 2014
	2014	2013	$	%
Cash flows used in operating activities	$(30,375)	$(29,197)	$(1,178)	-4.0%
Cash flows used in investing activities	(66,548)	(35,445)	(31,103)	-87.8%
Cash flows provided by financing activities	72,693	39,018	33,675	86.3%
Total cash flows	$(24,230)	$(25,624)	$1,394	5.4%

Cash Flows for the Three Months Ended March 31, 2014

Cash decreased by $24.2 million during the three months ended March 31, 2014, as a result of cash used in operating activities and investing activities, partially offset by cash provided by financing activities.

Our operating activities used $30.4 million of cash from the net loss of $1.9 million, adjusted for the cash used by operating assets and liabilities of $31.8 million, and provided by non-cash revenue and expense items of $3.3 million. The cash used by the change in operating assets and liabilities included a decrease in accrued compensation of $34.2 million, an increase in receivables of $15.5 million and an increase in marketable securities of $2.2 million, partially offset by a decrease in restricted cash and other assets of $18.8 million.

Our investing activities used $66.5 million of cash primarily due to funding of loans collateralizing ABS of $127.9 million and purchases of other investments of $23.3 million, partially offset by cash provided sales and payoff of loans collateralizing ABS of $60.6 million and sales of investments of $20.0 million.

Our financing activities provided $72.7 million of cash primarily due to $50.4 million proceeds from the CLO III warehouse credit facility, $48.3 million proceeds from the bond issuance, partially offset by the $15.0 million repayment of a term loan, and $6.0 million purchase of subsidiary shares.

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

 Contractual Obligations

As of March 31, 2014, our aggregate minimum future commitment on our leases was $17.9 million. See Note 13 of the Notes to the consolidated financial statements for more information. In January 2014, the Company issued a $42.0 million bond, payable in 2021, with annual interest payments of $2.4 million in 2014, and subsequent annual interest payments of $3.2 million, from 2015 through 2021. Our remaining contractual obligations have not materially changed from those reported in our 2013 10-K.

Off-Balance Sheet Arrangements

In connection with the CLOs, the Company had unfunded commitments to lend of $60.6 million and $40.4 million and standby letters of credit of $1.3 million and $1.8 million as of March 31, 2014 and December 31, 2013, respectively. The funds for the unfunded commitments to lend and the cash collateral supporting these standby letters of credit are included in restricted cash on the Consolidated Statement of Financial Position as of March 31, 2014. These commitments do not extend to JMP Group Inc. See Note 18 of the Notes to the consolidated financial statements for more information on the financial instruments with off-balance sheet risk in connection with the CLOs.

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

We had no other material off-balance sheet arrangements as of March 31, 2014. However, as described below under “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Our significant accounting policies are described further in the “Critical Accounting Policies and Estimates” section and Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements in our 2013 10-K.

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

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $31.5 million as of March 31, 2014. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $14.5 million as of March 31, 2014. The net potential loss in fair value for our marketable equity securities portfolio as of March 31, 2014, using a hypothetical 10% decline in prices, is estimated to be approximately $1.7 million. In addition, as of March 31, 2014, we have invested $66.7 million of our own capital in our funds, which are invested primarily in publicly traded equity securities. The net potential loss in fair value for our investments at March 31, 2014, using a hypothetical 10% decline in the funds’ investment portfolios, is estimated to be approximately $6.7 million. A 10% decrease in the fair value of our investment in the equity securities in HGC, HGC II and JMP Capital is immaterial to the Company’s results of operations due to the impact of the non-controlling interest holders. As of March 31, 2014, our interest in HGC and HGC II was 4.71% and 2.23%, respectively.

Interest Rate Risk

Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold U.S. Treasury securities and other fixed income securities and may incur interest-sensitive liabilities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve.

As of March 31, 2014, approximately 82.3% of our combined CLO portfolios had LIBOR floors with a weighted average floor of 1.00%. Many of the loans in CLO portfolios have variable interest rates indexed to LIBOR and subject to a LIBOR floor, which provides additional income during periods when LIBOR rates are below the floor levels. Loans with a LIBOR floor pay an interest rate of LIBOR plus the applicable margin so long as LIBOR remains above the specified floor level. If, however, LIBOR falls below the floor, the interest rate is the floor level plus the applicable margin. The asset backed securities issued by our CLOs typically have variable interest rates indexed to LIBOR, but do not have LIBOR floors. Accordingly, in a low interest rate environment, the equity holders of our CLOs benefit from a so called LIBOR floor benefit. If the LIBOR increases above the applicable LIBOR floors, the variable interest payments on the CLO asset backed securities will also increase, and the LIBOR floor benefit to us will decrease. This would diminish the return on equity of our CLOs that we hold, which could have an adverse impact on our results of operations.

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

The risk factors included in our 2013 10-K continue to apply to us, and describe risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. There have not been any material changes from the risk factors previously described in our 2013 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended March 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1, 2014 to January 31, 2014	-	$0.00	-	1,112,908
February 1, 2014 to February 28, 2014	4,656	$7.04	4,656	1,108,252
March 1, 2014 to March 31, 2014	-	$0.00	-	1,108,252
Total	4,656		4,656

(1)	The Company’s board of directors authorized the repurchase of 1.3 million shares through December 31, 2014.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

 Not Applicable.

ITEM 5.	Other Information

On April 30, 2014, the Company entered into an amendment to its Credit Agreement (the “Amendment”) between JMP Group and CNB. The Amendment provides a $25.0 million line of credit with a revolving period of two years. At the end of these two years, any outstanding amounts convert to a term loan. This term loan will be repaid in equal quarterly installments over the following three years. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit.

Also pursuant to this Amendment, the $15.0 million line of credit held at JMP Securities, which was scheduled to mature May 6, 2014, was increased to $20.0 million and renewed for one year. On May 6, 2015, any existing outstanding amount will convert to a loan maturing the following year. The remaining terms of this line of credit are consistent with those of the existing line of credit.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2014

JMP Group Inc.

By:	/s/ JOSEPH A. JOLSON
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ RAYMOND S. JACKSON
Name:	Raymond S. Jackson
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

4.6

Second Supplemental Indenture dated as of January 29, 2014, between JMP Group Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on January 30, 2014).

10.27	Form of Restricted Stock Unit Award Agreement

10.28	Form of Stock Option Award Agreement

10.29	Form of Deferred Restricted Stock Unit Agreement

10.30	Second Amended and Restated Credit Agreement, dated as of April 30, 2014

10.31	Amendment Number Five to Resolving Note and Cash Subordination Agreement and Revolving Note, dated as of April 30, 2014

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).