Form 10-Q
period 2014-06-30
JMP Group Inc.
filed 2014-07-31
CIK 1383803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014 OR

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of July 29, 2014 was 21,690,397.

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

JMP Group Inc.

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2014	December 31, 2013

Assets
Cash and cash equivalents	$49,603	$65,906
Restricted cash and deposits (includes cash on deposit with clearing broker of $335 and $150 at June 30, 2014 and December 31, 2013, respectively)	97,156	68,029
Receivable from clearing broker	1,397	1,280
Investment banking fees receivable, net of allowance for doubtful accounts of $75 and zero at June 30, 2014 and December 31, 2013, respectively	12,100	13,161
Marketable securities owned, at fair value	36,842	29,295
Incentive fee receivable	11,833	7,910
Other investments (includes $189,523 and $161,518 measured at fair value at June 30, 2014 and December 31, 2013, respectively)	190,349	161,773
Loans held for investment, net of allowance for loan losses	1,553	825
Loans collateralizing asset-backed securities issued, net of allowance for loan losses (1)	815,671	727,270
Interest receivable	1,994	1,876
Fixed assets, net	1,969	2,092
Deferred tax assets	8,959	12,492
Other assets	19,682	30,022
Total assets	$1,249,108	$1,121,931

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$24,669	$13,749
Accrued compensation	40,615	51,347
Asset-backed securities issued	710,104	716,423
Interest payable	3,426	2,767
Note payable	-	15,000
Line of credit	691	2,895
CLO III warehouse credit facility	97,510	-
Bond payable	94,300	46,000
Deferred tax liability	4,295	3,625
Other liabilities	31,837	32,885
Total liabilities	1,007,447	884,691

Commitments and Contingencies
JMP Group Inc. Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,780,052 shares issued at both June 30, 2014 and December 31, 2013; 21,690,397 and 21,819,446 shares outstanding at June 30, 2014 and December 31, 2013, respectively	23	23
Additional paid-in capital	135,599	132,547
Treasury stock, at cost, 1,089,655 and 960,606 shares at June 30, 2014 and December 31, 2013, respectively	(6,925)	(6,076)
Retained earnings (Accumulated deficit)	4,896	(109)
Total JMP Group Inc. stockholders' equity	133,593	126,385
Nonredeemable Non-controlling Interest	108,068	110,855
Total equity	241,661	237,240
Total liabilities and equity	$1,249,108	$1,121,931

(1)	Includes loans which will be used to collateralize CLO III. Refer to Note 5 for further discussion.

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Financial Condition - (Continued)

(Unaudited)

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities ("VIEs") included in total assets and total liabilities above:

	June 30, 2014	December 31, 2013

Cash and cash equivalents	$94	$211
Restricted cash	60,714	43,497
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	703,353	726,774
Interest receivable	1,653	1,851
Incentive fees receivable	621	495
Deferred tax assets	2,239	1,935
Other assets	3,145	3,107
Total assets of consolidated VIEs	$771,819	$777,870

Accrued compensation	250	405
Asset-backed securities issued	710,104	716,423
Note payable (1)	2,500	4,053
Interest payable	1,907	1,947
Deferred tax liability	1,482	1,647
Other liabilities	806	882
Total liabilities of consolidated VIEs	$717,049	$725,357

(1)	June 30, 2014 and December 31, 2013 balances are inclusive of intercompany loan.

 The asset-backed securities issued (“ABS”) by the VIE are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, only the assets of the VIE can be used to settle the obligations of the VIE.

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues
Investment banking	$23,061	$21,057	$48,114	$33,164
Brokerage	6,474	6,980	13,130	12,174
Asset management fees	14,858	3,527	20,402	10,278
Principal transactions	9,688	2,292	5,995	4,209
Gain (loss) on sale, payoff and mark-to-market of loans	(551)	336	(171)	1,425
Net dividend income	262	55	497	47
Other income	150	26	372	314
Non-interest revenues	53,942	34,273	88,339	61,611

Interest income	9,212	7,711	17,800	15,869
Interest expense	(5,424)	(10,105)	(10,252)	(21,404)
Net interest income (expense)	3,788	(2,394)	7,548	(5,535)

Provision for loan losses	(212)	(975)	(709)	(1,924)

Total net revenues after provision for loan losses	57,518	30,904	95,178	54,152

Non-interest expenses
Compensation and benefits	37,979	24,776	69,355	44,381
Administration	1,760	4,005	3,482	5,336
Brokerage, clearing and exchange fees	818	1,025	1,743	1,912
Travel and business development	980	1,039	1,831	1,997
Communications and technology	942	832	1,890	1,685
Occupancy	851	808	1,676	1,612
Professional fees	1,269	812	2,076	1,836
Depreciation	227	238	454	464
Other	330	224	542	307
Total non-interest expenses	45,156	33,759	83,049	59,530
Net income (loss) before income tax expense	12,362	(2,855)	12,129	(5,378)
Income tax expense (benefit)	2,450	(644)	4,146	(1,456)
Net income (loss)	9,912	(2,211)	7,983	(3,922)
Less: Net income (loss) attributable to nonredeemable non-controlling interest	6,717	(776)	790	(768)
Net income (loss) attributable to JMP Group Inc.	$3,195	$(1,435)	$7,193	(3,154)

Net income (loss) attributable to JMP Group Inc. per common share:
Basic	$0.14	$(0.06)	$0.31	$(0.14)
Diluted	$0.13	$(0.06)	$0.30	$(0.14)

Dividends declared per common share	$0.050	$0.035	$0.095	$0.070

Weighted average common shares outstanding:
Basic	21,712	22,199	21,766	22,402
Diluted	23,745	22,199	23,640	22,402

See accompanying notes to consolidated financial statements.

  JMP Group Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income (loss)	$9,912	$(2,211)	$7,983	$(3,922)
Other comprehensive income
Unrealized gain on cash flow hedge, net of tax	-	14	-	28
Comprehensive income (loss) attributable to JMP Group Inc.	9,912	(2,197)	7,983	(3,894)
Less: Comprehensive (loss) income attributable to non-controlling interest	6,717	(776)	790	(768)
Comprehensive income (loss) attributable to JMP Group Inc.	$3,195	$(1,421)	$7,193	$(3,126)

JMP Group Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

(In thousands)

	JMP Group Inc. Stockholders' Equity
					Retained	Accumulated
				Additional	Earnings	Other	Nonredeemable
	Common Stock		Treasury	Paid-In	(Accumulated	Comprehensive	Non-controlling	Total
	Shares	Amount	Stock	Capital	Deficit)	Loss	Interest	Equity
Balance, December 31, 2013	22,780	$23	$(6,076)	$132,547	$(109)	$-	$110,855	$237,240
Net income	-	-	-	-	7,193	-	790	7,983
Additonal paid-in capital - stock-based compensation	-	-	-	3,814	-	-	-	3,814
Dividends and dividend equivalents declared on common stock and restricted stock units	-	-	-	-	(2,188)	-	-	(2,188)
Purchases of shares of common stock for treasury	-	-	(1,366)	-	-	-	-	(1,366)
Reissuance of shares of common stock from treasury	-	-	517	82	-	-	-	599
Purchase of subsidiary shares from non-controlling interest holders	-	-	-	(844)	-	-	(5,156)	(6,000)
Distributions to non-controlling interest holders	-	-	-	-	-	-	(2,851)	(2,851)
Capital contributions from non-controlling interest holders	-	-	-	-	-	-	4,430	4,430
Balance, June 30, 2014	22,780	$23	$(6,925)	$135,599	$4,896	$-	$108,068	$241,661

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$7,983	$(3,922)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	75	2
Provision for loan losses	709	1,924
Accretion of deferred loan fees	(563)	(1,139)
Amortization of liquidity discount, net	(58)	14,978
Amortization of debt issuance costs	190	31
Amortization of original issue discount, related to CLO II	452	143
Interest paid in kind	(67)	(284)
Loss (gain) on sale and payoff of loans	171	(1,425)
Change in other investments:
Fair value	(4,507)	(3,159)
Incentive fees reinvested in general partnership interests	(9,809)	(3,730)
Change in fair value of small business loans	-	(90)
Realized gain on other investments	(691)	(175)
Depreciation and amortization of fixed assets	454	464
Stock-based compensation expense	4,461	2,551
Deferred income taxes	4,204	(2,454)
Net change in operating assets and liabilities:
(Increase) decrease in interest receivable	(51)	77
(Decrease) increase in receivables	275	(6,647)
Increase in marketable securities	(7,547)	(3,368)
(Increase) decrease in restricted cash (excluding restricted cash reserved for lending activities), deposits and other assets	(17,851)	17,693
Increase in marketable securities sold, but not yet purchased	10,920	309
Increase in interest payable	659	1,975
(Decrease) increase in accrued compensation and other liabilities	(11,780)	1,772
Net cash (used in) provided by operating activities	(22,371)	15,526

Cash flows from investing activities:
Purchases of fixed assets	(331)	(213)
Investment in subsidiary	-	(17,325)
Purchases of other investments	(26,304)	(67,158)
Sales of other investments	24,357	5,841
Funding of loans collateralizing asset-backed securities issued	(282,311)	(346,470)
Funding of small business loans	-	(1,451)
Funding of loans held for investment	(728)	-
Sale and payoff of loans collateralizing asset-backed securities issued	155,836	92,374
Principal receipts on loans collateralizing asset-backed securities issued	37,815	19,309
Net change in restricted cash reserved for lending activities	(14,371)	235,713
Cash associated with consolidation / deconsolidation of subsidiaries	-	(13,343)
Net cash used in investing activities	(106,037)	(92,723)

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Cash Flows - (Continued)

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from financing activities:
Proceeds from issuance of note payable	-	15,000
Proceeds from line of credit	691	-
Proceeds from CLO III credit warehouse	97,510	-
Proceeds from bond issuance	48,300	46,000
Payments of debt issuance costs	(1,707)	(1,694)
Repayment of note payable	(15,000)	(6,118)
Repayment of line of credit	(2,895)	(28,227)
Repayment of asset-backed securities issued	(6,771)	-
Dividends and dividend equivalents paid on common stock and RSUs	(2,188)	(1,620)
Purchases of shares of common stock for treasury	(1,366)	(3,129)
Capital contributions of redeemable non-controlling interest holders	-	134
Capital contributions of nonredeemable non-controlling interest holders	4,430	46,483
Distributions to non-controlling interest shareholders	(2,851)	(3,377)
Purchase of subsidiary shares from non-controlling interest holders	(6,000)	-
Cash settlement of stock-based compensation	(48)	-
Net cash provided by financing activities	112,105	63,452
Net decrease in cash and cash equivalents	(16,303)	(13,745)
Cash and cash equivalents, beginning of period	65,906	67,075
Cash and cash equivalents, end of period	$49,603	$53,330

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9,214	$3,671
Cash paid during the period for taxes	$9,439	$6,957

Non-cash investing and financing activities:
Reissuance of shares of common stock from treasury related to vesting of restricted stock units and exercises of stock options	$517	$163

See accompanying notes to consolidated financial statements.

JMP GROUP INC.

Notes to Consolidated Financial Statements

June 30, 2014

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

2. Summary of Significant Accounting Policies

Recent Transactions

In January 2014, the Company contributed an additional $15.0 million investment to CLO III. With this contribution, the Company has met its $25.0 million commitment. The $25.0 million equity financing was used to purchase loans, prior to leveraging the existing CLO III credit warehouse held at BNP Paribas. As of June 30, 2014, $97.5 million was used from the $100.0 million credit facility to fund additional CLO III loans.

In the first quarter of 2014, the Company repurchased $6.0 million of the unsecured subordinated notes from CLO II non-controlling interests, increasing the Company’s ownership from 72.8% to 98.0%. The effects of changes on the Company’s equity from net income attributable to JMP Group Inc. and the purchase of CLO II non-controlling interest are noted below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income (loss) attributable to JMP Group Inc.	$3,195	$(1,435)	$7,193	$(3,154)
Transfers from non-controlling interest
Decrease in JMP Group Inc. paid-in capital for purchase of CLO II interest	-	-	(844)	-
Net transfers from non-controlling interest	-	-	(844)	-
Change from net income (loss) attributable to JMP Group Inc and transfers from non-controlling interest	$3,195	$(1,435)	$6,349	$(3,154)

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

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities, HCS, JMP Capital, JMP Credit, JMPCA, CLO III (effective December 11, 2013), and the partially-owned subsidiaries Harvest Growth Capital LLC (“HGC”), Harvest Growth Capital II LLC (“HGC II”), HCC LLC (from August 18, 2011 through May 2, 2013), CLO I, CLO II (effective April 30, 2013), and HCAP Advisors (effective May 1, 2013). All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interest on the Consolidated Statements of Financial Condition at June 30, 2014 and December 31, 2013 relate to the interest of third parties in the partly-owned subsidiaries.

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

In May 2014, ASU 2014-9, Revenue from Contracts with Customers was issued to provide a more robust framework for addressing revenue issues. The provisions of this standard are effective for annual reporting periods beginning after December 15, 2016, and do not allow early adoption. The adoption of ASC 2014-9 may have an impact on the Company’s financial statements; however, the extent is not yet determined.

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at June 30, 2014 and December 31, 2013:

	At June 30, 2014
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$49,603	$49,603	$-	$-	$49,603
Restricted cash and deposits	97,156	97,156	-	-	97,156
Marketable securities owned	36,842	36,842	-	-	36,842
Other investments	190,349	5,062	69,054	116,007	190,123
Loans held for investment, net of allowance for loan losses	1,553	-	-	1,374	1,374
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	815,671	-	825,350	-	825,350
Long term receivable	1,013	-	-	1,179	1,179
Total assets:	$1,192,187	$188,663	$894,404	$118,560	$1,201,627

Liabilities:
Marketable securities sold, but not yet purchased	$24,669	$24,669	$-	$-	$24,669
Asset-backed securities issued	710,104	-	705,607	-	705,607
Line of credit	691	-	691	-	691
Bond payable	94,300	-	95,611	-	95,611
CLO III warehouse credit facility	97,510	-	97,510	-	97,510
Total liabilities:	$927,274	$24,669	$899,419	$-	$924,088

	At December 31, 2013
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$65,906	$65,906	$-	$-	$65,906
Restricted cash and deposits	68,029	68,029	-	-	68,029
Marketable securities owned	29,295	29,295	-	-	29,295
Other investments	161,773	57	49,389	112,072	161,518
Loans held for investment, net of allowance for loan losses	825	-	-	693	693
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	727,270	-	737,327	-	737,327
Long term receivable	1,152	-	-	1,364	1,364
Total assets:	$1,054,250	$163,287	$786,716	$114,129	$1,064,132

Liabilities:
Marketable securities sold, but not yet purchased	$13,749	$13,749	$-	$-	$13,749
Asset-backed securities issued	716,423	-	710,961	-	710,961
Note payable	15,000	-	15,000	-	15,000
Line of credit	2,895	-	2,895	-	2,895
Bond payable	46,000	-	46,552	-	46,552
Total liabilities:	$794,067	$13,749	$775,408	$-	$789,157

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at June 30, 2014 and December 31, 2013:

(In thousands)	June 30, 2014
	Level 1	Level 2	Level 3	Total

Marketable securities owned	$36,842	$-	$-	$36,842
Other investments:
Investments in hedge funds managed by HCS	-	68,820	-	68,820
Investments in funds of funds managed by HCS	-	-	147	147
Total investment in funds managed by HCS	-	68,820	147	68,967
Investments in private equity/ real estate funds	-	-	6,909	6,909
Warrants and other held at JMPS and JMPG LLC	-	-	916	916
Equity securities in HGC, HGC II and JMP Capital	5,062	234	101,001	106,297
Forward purchase contract and swaption	-	-	6,434	6,434
Total other investments	5,062	69,054	115,407	189,523
Total assets:	$41,904	$69,054	$115,407	$226,365

Marketable securities sold, but not yet purchased	24,669	-	-	24,669

Total liabilities:	$24,669	$-	$-	$24,669

(In thousands)	December 31, 2013
	Level 1	Level 2	Level 3	Total

Marketable securities owned	$29,295	$-	$-	$29,295
Other investments:
Investments in hedge funds managed by HCS	-	44,647	-	44,647
Investments in funds of funds managed by HCS	-	-	139	139
Total investment in funds managed by HCS	-	44,647	139	44,786
Investments in private equity/ real estate funds	-	-	5,967	5,967
Warrants and other held at JMPS and JMPG LLC	-	-	1,121	1,121
Equity securities in HGC, HGC II and JMP Capital	57	4,742	97,981	102,780
Forward purchase contract	-	-	6,864	6,864
Total other investments	57	49,389	112,072	161,518
Total assets:	$29,352	$49,389	$112,072	$190,813

Marketable securities sold, but not yet purchased	13,749	-	-	13,749

Total liabilities:	$13,749	$-	$-	$13,749

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

The tables below provide a reconciliation of the beginning and ending balances for the assets held at fair value using significant unobservable inputs (Level 3) for the three months ended June 30, 2014 and 2013.

(In thousands)	Balance as of March 31, 2014	Purchases	Sales	Settlements	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers in/(out) of Level 3	Balance as of June 30, 2014	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
Investments in funds of funds managed by HCS	$153	$-	$-	$-	$(6)	$-	$147	$(6)
Limited partner investment in private equity fund	6,178	1,080	-	(262)	(87)	-	6,909	(87)
Warrants and other held at JMPS	741	-	-	-	175	-	916	-
Equity securities held by HGC, HGC II and JMP Capital	94,260	231	(2,204)	-	8,935	(221)	101,001	8,950
Forward Purchase Contract and Swaption	7,068	460	-	-	(1,094)	-	6,434	(1,094)
Total Level 3 assets	$108,400	$1,771	$(2,204)	$(262)	$7,923	$(221)	$115,407	$7,763

(1) No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

(In thousands)	Balance as of March 31, 2013	Purchases	Sales	Settlements	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers in/(out) of Level 3	Balance as of June 30, 2013	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
Investments in funds of funds managed by HCS	$117	$-	$-	$-	$11	$-	$128	$11
Limited partner investment in private equity fund	2,558	-	-	-	133	-	2,691	133
Warrants and other held at JMPS	296	42	-	-	445	-	783	445
Warrants and equity held at HCC	3,102	-	-	-	-	(3,102)	-	-
Small business loans	36,823	382	-	-	-	(37,205)	-	-
Equity securities held by HGC, HGC II and JMP Capital	48,478	28,256	-	-	1,007	-	77,741	1,007
Forward Purchase Contract	5,000	-	-	-	-	-	5,000	-
Total Level 3 assets	$96,374	$28,680	$-	$-	$1,596	$(40,307)	$86,343	$1,596

(1) No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

The tables below provide a reconciliation of the beginning and ending balances for the assets held at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2014 and 2013.

(In thousands)	Balance as of December 31, 2013	Purchases	Sales	Settlements	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers in/(out) of Level 3	Balance as of June 30, 2014	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
Investments in funds of funds managed by HCS	$139	$-	$-	$-	$8	$-	$147	$8
Limited partner investment in private equity fund	5,967	1,080	-	(396)	258	-	6,909	258
Warrants and other held at JMPS	1,121	-	-	(19)	(186)	-	916	-
Equity securities held by HGC, HGC II and JMP Capital	97,981	3,019	(2,204)	-	2,426	(221)	101,001	2,960
Forward Purchase Contract and Swaption	6,864	460	-	-	(890)	-	6,434	(890)
Total Level 3 assets	$112,072	$4,559	$(2,204)	$(415)	$1,616	$(221)	$115,407	$2,336

(1) No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

(In thousands)	Balance as of December 31, 2012	Purchases	Sales	Settlements	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers in/(out) of Level 3	Balance as of June 30, 2013	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
Investments in funds of funds managed by HCS	$109	$-	$-	$-	$19	$-	$128	$19
Limited partner investment in private equity fund	2,332	-	-	-	359	-	2,691	359
Warrants and other held at JMPS	413	42	-	-	328	-	783	328
Warrants and equity held at HCC	2,577	100	-	-	425	(3,102)	-	-
Small business loans	35,447	1,771	(43)	-	30	(37,205)	-	-
Equity securities held by HGC, HGC II and JMP Capital	41,075	36,038	-	-	628	-	77,741	628
Forward Purchase Contract	5,437	-	-	-	(437)	-	5,000	(437)
Total Level 3 assets	$87,390	$37,951	$(43)	$-	$1,352	$(40,307)	$86,343	$897

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

There were one and two transfers of $2.3 million and $4.3 million, respectively, into Level 1 from Level 2 for the three and six months ended June 30, 2014 as a result of the expiration of a lockup discount. There was one transfer of $0.2 million into Level 2 from Level 3 for the three and six months ended June 30, 2014 as a result of the observability of fair value associated with the equity securities in HGC and JMP Capital. There were no other transfers between Level 1, Level 2 or Level 3 during the six months ended June 30, 2013.

In connection with the deconsolidation of HCC LLC on May 2, 2013, Level 3 assets previously consolidated were no longer reflected in the Company's assets as of the second quarter of 2013. The deconsolidation resulted in the exclusion of $3.1 million warrants and other equity and $37.2 million in small business loans from the Company's Level 3 assets.

Included in other investments are investments in partnerships in which one of the Company’s subsidiaries is the investment manager and general partner. The Company accounts for these investments using the equity method as described in Note 2 - Summary of Significant Accounting Policies in the Company's 2013 10-K. The Company’s proportionate share of those investments is included in the tables above. In addition, other investments include warrants and investments in funds managed by third parties. The investments in private investment funds managed by third parties are generally not redeemable at the option of the Company. As of both June 30, 2014 and December 31, 2013, the Company had unfunded investment commitments of $0.1 million related to private investment funds managed by third parties.

The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to Level 3 assets still held at the end of the period are reported in Principal Transactions in the accompanying Consolidated Statements of Operations.

The Company used the following valuation techniques with unobservable inputs when estimating the fair value of the Level 3 assets:

Dollars in thousands	Fair Value at June 30, 2014	Valuation Technique		Unobservable Input	Range (Weighted Average)

Investments in Funds of Funds managed by HCS (1)	$147	Net Asset Value		N/A	N/A
Limited Partner in Private Equity /Real Estate Fund (1)	$6,909	Net Asset Value		N/A	N/A
Warrants and Other held at JMPS and JMPG LLC	$916	Black-Scholes Option Model		Annualized volatility of credit	0%-16.4%	(15.2%)
Equity securities in HGC, HGC II and JMP Capital (2)	$101,001	Market comparable companies		Revenue multiples	1.6x-12.9x	(5.2x)
				EBITDA multiples	10.4x-30.0x	(20.3x)
			(3)	Discount for lack of marketability	30%-40%	(31%)
		Market transactions		Revenue multiples	10.4x-30.0x	(20.3x)
				EBITDA multiples	13.7x-43.7x	(18.2x)
				Control premium	25%
Forward purchase contract and swaption (2)	$6,434	Market comparable companies		Revenue multiples	6.6x-8.7x	(7.5x)
				Billing multiples	5.6x-7.2x	(6.3x)
			(3)	Discount for lack of marketability	30%
		Market transactions		Revenue multiples	6.8x
				Control premium	25%

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

Dollars in thousands	Fair Value at December 31, 2013	Valuation Technique		Unobservable Input	Range (Weighted Average)

Investments in Funds of Funds managed by HCS (1)	$139	Net Asset Value		N/A	N/A
Limited Partner in Private Equity /Real Estate Fund (1)	$5,967	Net Asset Value		N/A	N/A
Warrants and Other held at JMPS and JMPG LLC	$1,121	Black-Scholes Option Model		Annualized volatility of credit	15.4%-25.4%	(13.4%)
Equity securities in HGC, HGC II and JMP Capital (2)	$97,981	Market comparable companies		Revenue multiples	2.4x-14.5x	(6.3x)
				EBITDA multiples	14.9x-31.9x	(22.1x)
			(3)	Discount for lack of marketability	30%-40%	(32%)
		Market transactions		Revenue multiples	3.4x-7.6x	(5.7x)
				EBITDA multiples	11.8x-26.6x	(17.7x)
				Control premium	25%
Forward purchase contract (2)	$6,864	Market comparable companies		Revenue multiples	10.6x-14.5x	(12.3x)
				Billing multiples	8.7x-11.6x	(10.0x)
			(3)	Discount for lack of marketability	30%
		Market transactions		Revenue multiples	7.0x
				Control premium	25%

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

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. The Company held no assets measured at fair value on a non-recurring basis at June 30, 2014 or December 31, 2013.

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

In connection with the HCC initial public offering on May 2, 2013, the Company ceased consolidating HCC LLC and began recognizing its investment, including common stock and warrants of HCC, using the fair value option. The primary reason for electing the fair value option was to measure gains on the same basis as the Company’s other equity securities, which are stated at fair value. The Company’s investments in HCC common stock and warrants are included in other investments. The Company recorded unrealized loss of $4 thousand and $0.1 million in the three and six months ended June 30, 2014 related to its investments in HCC. The Company recorded unrealized loss of $0.1 million in the three and six months ended June 30, 2013 related to its investments in HCC. Dividends received during the quarter and six months ended June 30, 2014 on HCC stock of $0.2 million and $0.5 million, respectively, were recorded in net dividend income on the Consolidated Statements of Operations. The Company received $0.1 million dividends on HCC stock during the quarter and six months ended June 30, 2013.

Loans Held for Investment

At both June 30, 2014 and December 31, 2013, loans held for investment included two loans. Given the small size of this loan portfolio segment, the Company reviews credit quality of the loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loan.

Effective July 1, 2013, the Company agreed to lend a health sciences fund investment advising company up to $2.0 million, at an interest rate of 10% per year. The outstanding principal balance and all accrued and unpaid interest is due and payable on July 1, 2018. As of June 30, 2014 and December 31, 2013, the Company’s loan outstanding to this entity was $1.5 million and $0.8 million, respectively.

The Company determined the fair value of loans held for investment to be $1.4 million and $0.7 million as of June 30, 2014 and December 31, 2013, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

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

On April 3, 2012, the Company purchased a $2.3 million receivable for $1.4 million from Sanctuary. The $1.4 million was comprised of $0.5 million in cash consideration and $0.9 million in connection with the partial redemption of the $1.5 million investment in Sanctuary. The Company recognized the $0.9 million as a gain in Principal Transactions, and the $2.3 million receivable in Other Assets. The carrying value of the long-term receivable was $1.0 million and $1.2 million as of June 30, 2014 and December 31, 2013, respectively. The Company determined the fair value of the long-term receivable to be $1.2 million and $1.4 million as of June 30, 2014 and December 31, 2013, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate. Significant increases in the market credit adjusted interest rate in isolation would result in decreases to the fair value measurement.

In May 2014, the Company entered into a commitment to purchase $2.5 million preferred shares of a real estate private equity company, which was identified as a VIE. As of June 30, 2014, the Company purchased $0.6 million of the preferred shares. The investment was determined to be a debt security, and is held at cost in Other Investments line item. The carrying value of the debt security was $0.6 million as of June 30, 2014. The risks associated with this investment are limited to the commitment amount. The acquisition price is considered to reflect the fair value of the investment as of June 30, 2014.

Derivative Financial Instruments

The Company entered into a forward purchase contract to secure the acquisition of shares of a privately-held company. The contract and subsequent amendment incorporates downside protection for up to two years, for a cost basis of $5.0 million. In January 2012, the Company exchanged $5.0 million for physical custody of the shares. For two years beginning December 1, 2012, the Company could, at its discretion, become the beneficial and record holder of the shares. If the Company has not yet exercised its option at December 1, 2014, the shares will be assigned automatically to the Company. This contract is recorded in Other Investments in the Consolidated Statements of Financial Condition at fair value. The Company records changes in the fair value of this forward contract as unrealized gain or loss in Principal Transactions. For the three and six months ended June 30, 2014, the Company recorded unrealized loss of $1.1 million and $0.9 million, respectively. For the three and six months ended June 30, 2013, the Company recorded zero and $0.4 million unrealized loss, respectively. Once the shares are in the Company’s name, the shares will be accounted for as equity securities, remaining in Other Investments in the Consolidated Statements of Financial Condition.

The Company entered into a swaption contract to secure the acquisition of shares of a privately-held company. The Company records changes in the fair value of this derivative as unrealized gain or loss in Principal Transactions. For the six months ended June 30, 2014, the Company did not record any unrealized gain on this investment. As per Company policy, the acquisition price is considered to reflect the fair value of the investment for the first four months of ownership. Once the shares are in the Company’s name, the shares will be accounted for as equity securities, remaining in Other Investments in the Consolidated Statements of Financial Condition.

5. Loans Collateralizing Asset-backed Securities Issued

Loans collateralizing asset-backed securities issued are commercial loans securitized and owned by the Company’s CLOs. The loans consist of those loans within the CLO securitization structure at the acquisition date of CLO I and loans purchased by CLO I and CLO II (“the CLOs”) subsequent to the CLO I acquisition date. As of June 30, 2014, CLO III was not yet funded, and therefore, the loans in this entity were not collateralizing asset-backed securities issued. However, given the intent of the CLO III structure, these loans were included in the loans collateralizing asset-backed securities line item. The following table presents the components of loans collateralizing asset-backed securities issued as of June 30, 2014 and December 31, 2013:

(In thousands)	Loans Collateralizing Asset-backed Securities
	June 30, 2014	December 31, 2013
Outstanding principal	$825,979	$735,891
Allowance for loan losses	(4,580)	(3,871)
Liquidity discount	(1,110)	(1,168)
Deferred loan fees, net	(4,618)	(3,582)
Valuation allowance	N/A	N/A
Total loans, net	$815,671	$727,270

The table below summarizes the activity in the loan principal, allowance for loan losses, liquidity discount, deferred loan fees and carrying values, net for the loans relating to CLO I, CLO II and CLO III as of and for the three months ended June 30, 2014 and 2013. Loans recorded upon the acquisition of CLO I at fair value reflect a liquidity discount.

(In thousands)	Three Months Ended June 30, 2014
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Non-impaired Loans
Balance at beginning of period	$792,461	$(4,368)	$(1,140)	$(3,627)	$783,326
Purchases	155,807	-	-	(1,429)	154,378
Repayments	(26,245)	-	-	-	(26,245)
Accretion of discount	-	-	30	211	241
Provision for loan losses	-	(212)	-	-	(212)
Sales and payoff	(96,044)	-	-	227	(95,817)
Balance at end of period	$825,979	$(4,580)	$(1,110)	$(4,618)	$815,671

(In thousands)	Three Months Ended June 30, 2013
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$3,506	$(1,892)	$(720)	$(14)	$880
Provision for loan losses	(3,506)	1,892	720	14	(880)
Balance at end of period	$-	$-	$-	$-	$-

Non-impaired Loans
Balance at beginning of period	$413,693	$(2,184)	$(1,785)	$(6,285)	$403,439
Purchases	299,516	-	-	930	300,446
Repayments	(13,032)	-	-	-	(13,032)
Accretion of discount	-	-	65	437	502
Provision for loan losses	-	(974)	-	-	(974)
Sales and payoff	(53,133)	-	42	818	(52,273)
Transfers to loans held for sale	(5,142)	-	387	-	(4,755)
Balance at end of period	$641,902	$(3,158)	$(1,291)	$(4,100)	$633,353

The table below summarizes the activity in the loan principal, allowance for loan losses, liquidity discount, deferred loan fees and carrying values, net for the loans relating to CLO I, CLO II and CLO III as of and for the six months ended June 30, 2014 and 2013. Loans recorded upon the acquisition of CLO I at fair value reflect a liquidity discount.

(In thousands)	Six Months Ended June 30, 2014
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Non-impaired Loans
Balance at beginning of period	$735,891	$(3,871)	$(1,168)	$(3,582)	$727,270
Purchases	284,578	-	-	(2,267)	282,311
Repayments	(37,815)	-	-	-	(37,815)
Accretion of discount	-	-	58	563	621
Provision for loan losses	-	(709)	-	-	(709)
Sales and payoff	(156,675)	-	-	668	(156,007)
Balance at end of period	$825,979	$(4,580)	$(1,110)	$(4,618)	$815,671

(In thousands)	Six Months Ended June 30, 2013
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$3,517	$(1,022)	$(720)	$(16)	$1,759
Repayments	(11)	-	-	-	(11)
Accretion of discount	-	-	-	2	2
Provision for loan losses	-	(870)	-	-	(870)
Sales and payoff	(3,506)	1,892	720	14	(880)
Balance at end of period	$-	$-	$-	$-	$-

Non-impaired Loans
Balance at beginning of period	$410,483	$(2,105)	$(2,332)	$(6,802)	$399,244
Purchases	346,348	-	-	122	346,470
Repayments	(19,298)	-	-	-	(19,298)
Accretion of discount	-	-	569	1,137	1,706
Provision for loan losses	-	(1,053)	-	-	(1,053)
Sales and payoff	(90,489)	-	85	1,443	(88,961)
Transfers to loans held for sale	(5,142)	-	387	-	(4,755)
Balance at end of period	$641,902	$(3,158)	$(1,291)	$(4,100)	$633,353

Allowance for Loan Losses

The Company recorded a general reserve of $0.2 million and $1.0 million during the quarters ended June 30, 2014 and 2013, respectively on non-impaired loans. The Company recorded a general reserve of $0.7 million and $1.1 million during the six months ended June 30, 2014 and 2013, respectively on non-impaired loans. $0.7 million of the reserve booked in the six months ended June 30, 2014, related to the loans associated with CLO III, launched in December 2013. $1.1 million of the reserve booked in the three months ended June 30, 2013 related to the loans associated with CLO II, acquired in April 2013. This CLO II reserve was partially offset by $0.1 million reversal related to CLO I for both the three and six months ended June 30, 2013.

A summary of the activity in the allowance for loan losses for loans collateralizing asset-backed securities for the three and six months ended June 30, 2014 and 2013 is as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$(4,368)	$(4,076)	$(3,871)	$(3,127)
Provision for loan losses:
Specific reserve	-	-	-	(870)
General reserve	(212)	(975)	(709)	(1,054)
Reversal due to sale, payoff or restructure of loans	-	1,893	-	1,893
Balance at end of period	$(4,580)	$(3,158)	$(4,580)	$(3,158)

Impaired Loans, Non-Accrual, Past Due Loans and Restructured Loans

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of June 30, 2014 and December 31, 2013, the Company held no impaired loans. The $820.3 million and $731.1 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment, as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014 and December 31, 2013, the Company classified all its loans as Cash Flow loans, as their funding decisions were all driven by the revenues of the borrower. At June 30, 2014 and December 31, 2013, no loans were on non-accrual status. The Company recorded no interest income, other than the accretion of liquidity discounts, for the impaired loans with a weighted average loan balance of $4.7 million and $3.7 million that were on non-accrual status during the three and six months ended June 30, 2013.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. No loans were past due at June 30, 2014 or December 31, 2013.

At June 30, 2014 and December 31, 2013, the Company held no loans whose terms were modified in a troubled debt restructuring (“TDR”).

Credit Quality of Loans

The Company, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody's rating, 2) current internal rating and 3) performance. The tables below present, by credit quality indicator, the Company's recorded investment in loans collateralizing asset-backed securities issued at June 30, 2014 and December 31, 2013.

(In thousands)	Senior Secured Bonds/ Notes - Cash Flow		Cash Flow (CF)
	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013

Moody's rating:
Baa1 - Baa3	$-	$-	$15,052	$16,057
Ba1 - Ba3	-	-	227,658	215,281
B1 - B3	-	3,114	569,449	482,579
Caa1 - Caa3	-	-	7,709	13,729
Ca	-	-	384	381
Total:	$-	$3,114	$820,252	$728,027

Internal rating: (1)
2	$-	$3,114	$786,247	$700,168
3	-	-	34,005	27,859
Total:	$-	$3,114	$820,252	$728,027

Performance:
Performing	$-	$3,114	$820,252	$728,027
Total:	$-	$3,114	$820,252	$728,027

(1)	Loans with an internal rating of 4 or below are reviewed individually to identify loans to be designated for non-accrual status.

The Company determined the fair value of loans collateralizing asset-backed securities to be $825.4 million and $737.3 million as of June 30, 2014 and December 31, 2013, respectively; primarily using the average market bid and ask quotation obtained from a loan pricing service. Such loans are identified as Level 2 assets. When average market bid and ask quotations were not available, the fair value of these loans were calculated internally based on their performance. As such, these loans were identified as Level 3 assets. This analysis incorporates comparable loans traded in the marketplace, the obligor's industry, future business prospects, capital structure, and expected credit losses. Significant declines in the performance of the loan would result in decreases to the fair value measurement.

6. Debt

Bond Payable

In January 2013, we raised approximately $46.0 million from the sale of 8.00% Senior Notes (the “2013 Senior Notes”). In January 2014, we raised an additional approximate amount of $48.3 million from the sale of 7.25% Senior Notes (the “2014 Senior Notes”). The 2013 Senior Notes will mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 15, 2016, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The notes bear interest at a rate of 8.00% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year. The 2014 Senior Notes will mature on January 15, 2021, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 15, 2017, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The notes bear interest at a rate of 7.25% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year, and began April 15, 2014.

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

The Company incurred $1.7 million of debt issuance costs, which were capitalized and included in Other Assets in both the six months ended June 30, 2013 and 2014. These issuance costs are amortized over the estimated life of the bond. As of June 30, 2014, the Company held $3.1 million of unamortized debt issuance costs.

CLO III Warehouse Credit Facility

On December 11, 2013, CLO III closed on a $100.0 million warehouse credit agreement with BNP Paribas. CLO III is a special purpose vehicle whose debt will be secured by a diversified portfolio of broadly syndicated leveraged loans. As the Company consolidates CLO III, the warehouse credit facility is presented on the financial statements. However, in event of default, there is limited recourse to the Company. CLO III pays BNP Paribas an administrator agent fee of $25 thousand per year, in addition to interest at a rate per annum equal to LIBOR plus 1.40%, payable quarterly. The warehouse will remain available through December 10, 2014. On such date, any outstanding amounts convert to a term loan, half of the balance to be paid down by April 24, 2015 and the remaining by September 10, 2015. After December 10, 2014, the outstanding amount will bear interest at LIBOR plus 2.25%. The Company’s outstanding balance on this warehouse credit facility was $97.5 million and zero as of June 30, 2014 and December 31, 2013, respectively. The Company incurred $0.3 million and $0.4 million interest expense related to this warehouse credit facility for the quarter and six months ended June 30, 2014, respectively.

Note Payable and Lines of Credit

As of June 30, 2014, the Company held revolving lines of credit related to JMP Group, JMP Securities and HGC II.

Prior to April 30, 2014, a credit agreement (the “Credit Agreement”) with City National Bank (“CNB”) provided a line of credit of up to $30.0 million to the extent the aggregate outstanding balance of all facilities did not exceed $58.5 million. The unused portion of the line incurred an unused facility fee at the rate of 0.25% per annum, paid quarterly. The line of credit was available through April 30, 2014. On April 30, 2014, the Company entered into an amendment to its Credit Agreement (the “Amendment”) between JMP Group and CNB. The Amendment provides a $25.0 million line of credit with a revolving period of two years. At the end of these two years, any outstanding amounts convert to a term loan. This term loan will be repaid in equal quarterly installments over the following three years. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company’s outstanding balance on this line of credit was zero as of both June 30, 2014 and December 31, 2013.

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

JMP Securities holds a revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. Pursuant to the Amendment, the prior $15.0 million line of credit held at JMP Securities, which was scheduled to mature May 6, 2014, was increased to $20.0 million and renewed for one year. On May 6, 2015, any existing outstanding amount will convert to a loan maturing the following year. The remaining terms of this line of credit are consistent with those of the prior line of credit. There was no borrowing on this line of credit as of June 30, 2014 or December 31, 2013.

On November 22, 2013, HGC II entered into a line of credit of $3.0 million with CNB. Draws on the line bear interest at the rate of prime plus 0.5% per annum, paid quarterly. The line of credit will be available through December 1, 2015 or fifteen days prior to the expiration of the commitment period of HGC II unless renewed. Proceeds from this line of credit will be used to purchase investments, prior to capital calls from HGC II investors. The Company’s outstanding balance on this line of credit was $0.7 million and $2.9 million as of June 30, 2014 and December 31, 2013, respectively.

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate our note and require the immediate repayment of any outstanding principal and interest. At June 30, 2014, the Company was in compliance with the loan covenants. The term loans are collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

7. Asset-backed Securities Issued

CLO I

On May 17, 2007, CLO I completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization and obtained $455.0 million of third-party financing. The Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO I. The Notes were issued in six separate classes as set forth in the table below. The Company owns approximately 94.0% of the unsecured subordinated notes and $13.8 million of Class C, D and E notes ($2.0 million of Class C, $4.1 million of Class D and $7.7 million of Class E notes). These unsecured subordinated notes and the Class C, D and E notes owned by the Company are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at June 30, 2014 and December 31, 2013.

	As of June 30, 2014
	Notes Originally Issued	Outstanding Principal Balance	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's /S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$283.0	$283.0	0.26% - 0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	30.0	0.50%	Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	35.0	1.10%	Aaa/AA+
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	34.0	2.40%	A1/A-
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	30.0	5.00%	Ba1/BB
Total secured notes sold to investors	$455.0	$412.0	$412.0
Unsecured subordinated notes due 2021	45.0	45.0	45.0
Total notes for the CLO I offering	$500.0	$457.0	$457.0
Consolidation elimination	N/A	(58.7)	(58.7)
Total asset-backed securities issued	N/A	$398.3	$398.3

(1)	These ratings are unaudited and were the current ratings as of June 30, 2014 and are subject to change from time to time.

(In millions)	As of December 31, 2013
	Notes Originally Issued	Outstanding Principal Balance	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's /S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$289.0	$289.0	0.26% - 0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	30.0	0.50%	Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	35.0	1.10%	Aaa/AA+
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	34.0	2.40%	A1/A-
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	30.0	5.00%	Ba1/BB
Total secured notes sold to investors	$455.0	$418.0	$418.0
Unsecured subordinated notes due 2021	45.0	45.0	45.0
Total notes for the CLO I offering	$500.0	$463.0	$463.0
Consolidation elimination	N/A	(58.7)	(58.7)
Total asset-backed securities issued	N/A	$404.3	$404.3

(1)	These ratings are unaudited and were the current ratings as of December 31, 2013 and are subject to change from time to time.

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO I loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari-passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and will not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. As of June 30, 2014 and December 31, 2013, all interest on the secured notes was current. As of June 30, 2014 and December 31, 2013, all of the Class A-1 notes were drawn. The secured notes are secured by the CLO loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The reinvestment period for CLO I ended in May 2013. As of this date, all scheduled principal payments from the borrowers are applied to paying down the most senior (AAA) CLO notes. The Company is still permitted to reinvest unscheduled principal payments, subject to certain restrictions, which includes most loan payoffs.

The Notes recorded upon the acquisition of CLO I in April 2009 at fair value reflect a liquidity discount. The activity in the note principal and liquidity discount for the three and six months ended June 30, 2014 and 2013 comprised the following:

(In thousands)	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Principal	Liquidity Discount	Net	Principal	Liquidity Discount	Net

Balance at beginning of period	$401,521	$-	$401,521	$404,280	$-	$404,280
Repayments	(3,252)	-	(3,252)	(6,011)	-	(6,011)
Balance at end of period	$398,269	$-	$398,269	$398,269	$-	$398,269

(In thousands)	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Principal	Liquidity Discount	Net	Principal	Liquidity Discount	Net

Balance at beginning of period	$431,003	$(6,304)	$424,699	$431,003	$(15,548)	$415,455
Amortization of discount	-	6,304	6,304	-	15,548	15,548
Balance at end of period	$431,003	$-	$431,003	$431,003	$-	$431,003

CLO II

On April 30, 2013, CLO II completed a $343.8 million aggregate principal amount of notes (the “Secured Notes”). The Secured Notes offered in this proposed transaction were issued in multiple tranches and are rated by Standard & Poor's Ratings Services and, in respect of certain tranches, Moody's Investors Service, Inc. The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO II. The Company owned approximately 72.8% of the unsecured subordinated notes at December 31, 2013. In the first quarter of 2014, the Company repurchased $6.0 million of the unsecured subordinated notes from CLO II non-controlling interests, increasing the Company’s ownership from 72.8% to 98.0%. These unsecured subordinated notes are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at June 30, 2014.

(In millions)	As of June 30, 2014
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's) (1)
Class X Senior Secured Floating Rate Notes due 2016	$3.8	$3.0	$-	$3.0	1.00%	AAA
Class A Senior Secured Floating Rate Notes due 2023	217.6	217.6	(0.8)	216.8	1.18%	AAA
Class B Senior Deferred Floating Rate Notes due 2023	34.0	34.0	(0.3)	33.7	1.75%	AA
Class C Senior Deferred Floating Rate Notes due 2023	17.0	17.0	(0.6)	16.4	2.75%	A
Class D Senior Deferred Floating Rate Notes due 2023	18.7	18.7	(1.4)	17.3	3.85%	BBB
Class E Senior Deferred Floating Rate Notes due 2023	18.7	18.7	(2.4)	16.3	5.25%	BB
Class F Senior Deferred Floating Rate Notes due 2023	10.2	10.2	(1.9)	8.3	5.75%	B
Total secured notes sold to investors	$320.0	$319.2	$(7.4)	$311.8
Unsecured subordinated notes due 2023	23.8	23.8	(0.3)	23.5
Total notes for the CLO II offering	$343.8	$343.0	$(7.7)	$335.3
Consolidation elimination	N/A	(23.8)	0.3	(23.5)
Total CLO II asset-backed securities issued	N/A	$319.2	$(7.4)	$311.8

(1)	These ratings are unaudited and were the current ratings as of June 30, 2014 and are subject to change from time to time.

(In millions)	As of December 31, 2013
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's) (1)
Class X Senior Secured Floating Rate Notes due 2016	$3.8	$3.8	$-	$3.8	1.00%	AAA
Class A Senior Secured Floating Rate Notes due 2023	217.6	217.6	(0.8)	216.8	1.18%	AAA
Class B Senior Deferred Floating Rate Notes due 2023	34.0	34.0	(0.3)	33.7	1.75%	AA
Class C Senior Deferred Floating Rate Notes due 2023	17.0	17.0	(0.6)	16.4	2.75%	A
Class D Senior Deferred Floating Rate Notes due 2023	18.7	18.7	(1.6)	17.1	3.85%	BBB
Class E Senior Deferred Floating Rate Notes due 2023	18.7	18.7	(2.5)	16.2	5.25%	BB
Class F Senior Deferred Floating Rate Notes due 2023	10.2	10.2	(2.1)	8.1	5.75%	B
Total secured notes sold to investors	$320.0	$320.0	$(7.9)	$312.1
Unsecured subordinated notes due 2023	23.8	23.8	(0.3)	23.5
Total notes for the CLO II offering	$343.8	$343.8	$(8.2)	$335.6
Consolidation elimination	N/A	(23.8)	0.3	(23.5)
Total CLO II asset-backed securities issued	N/A	$320.0	$(7.9)	$312.1

(1)	These ratings are unaudited and were the current ratings as of December 31, 2013 and are subject to change from time to time.

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

The Notes recorded upon the acquisition of CLO II in April 2013 at fair value reflect a purchase discount. The activity in the note principal and purchase discount for the three and six months ended June 30, 2014 comprised the following:

(In thousands)	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$319,620	$(7,633)	$311,987	$320,000	$(7,857)	$312,143
Repayments	(380)	-	(380)	(760)	-	(760)
Amortization of discount	-	228	228	-	452	452
Balance at end of period	$319,240	$(7,405)	$311,835	$319,240	$(7,405)	$311,835

(In thousands)	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$-	$-	$-	$-	$-	$-
CLO II Acquisitions	320,000	(8,437)	311,563	320,000	(8,437)	311,563
Amortization of discount	-	143	143	-	143	143
Balance at end of period	$320,000	$(8,294)	$311,706	$320,000	$(8,294)	$311,706

Interest on Asset Backed Securities

Total interest expenses related to the asset-backed securities issued for the three and six months ended June 30, 2014 were $3.0 million and $6.1 million, respectively, which comprised of a cash coupon of $2.7 million and $5.4 million, respectively. Total interest expenses related to the asset-backed securities issued for the three and six months ended June 30, 2013 were $8.9 million and $19.3 million, respectively, which comprised of a cash coupon of $2.3 million and $3.4 million and a liquidity discount amortization of $6.3 million and $15.5 million, respectively. As of both June 30, 2014 and December 31, 2013, accrued interest payable on the Notes was $1.9 million.

Fair Value of Asset Backed Securities

The Company determined the fair value of asset-backed securities issued to be $705.6 million and $711.0 million as of June 30, 2014 and December 31, 2013, respectively, based upon pricing from published market research for equivalent-rated CLO notes. Based on the fair value methodology, the Company has identified the asset-backed securities issued as Level 2 liabilities.

 8. Stockholders’ Equity

Stock Repurchase Program

On March 5, 2013, the Company's board of directors authorized the repurchase of 1.3 million shares, and extended the authorization of the repurchase of all previously authorized shares for repurchases through December 31, 2014.

During the three months ended June 30, 2014 and 2013, the Company repurchased 205,912 and 470,887 shares, respectively, of the Company’s common stock at an average price of $6.47 per share for an aggregate purchase price of $1.3 million and $3.0 million, respectively. 20,915 of the shares repurchased during the three months ended June 30, 2014 were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company. 356,728 of the shares repurchased during the three months ended June 30, 2013 were repurchased from certain JMPCA employees at a discount to market price in conjunction with their use of said proceeds as a long term capital commitment to CLO II. The remaining shares were purchased on the open market.

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

9. Stock-Based Compensation

Under JMP Group Inc. 2007 Equity Incentive Plan (“JMP Group 2007 Plan”), the Company is authorized to issue up to 4,000,000 shares of its common stock. This amount is increased by any shares JMP Group Inc. purchases on the open market, or through any share repurchase or share exchange program, as well as any shares that may be returned to the JMP Group 2007 Plan or the JMP Group LLC 2004 Equity Incentive Plan (“JMP Group 2004 Plan”) as a result of forfeiture, termination or expiration of awards; not to exceed a maximum aggregate number of shares of 2,960,000 shares under the JMP Group 2004 Plan. The Company will issue shares upon exercises or vesting from authorized but unissued shares or from treasury stock.

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2014:

	Six Months Ended
	June 30, 2014
	Shares Subject	Weighted Average
	to Option	Exercise Price

Balance, beginning of year	2,370,290	$7.54
Granted (1)	1,525,000	6.84
Cancelled	(81,400)	10.00
Forfeited	(75,000)	6.42
Balance, end of period	3,738,890	$7.22

Options exercisable at end of period	738,890	$10.00

(1)	These options have a Company performance-based condition and a three-year service condition and will vest when both conditions are met.

The following table summarizes the stock options outstanding as well as stock options vested and exercisable as of June 30, 2014:

June 30, 2014
	Options Outstanding				Options Vested and Exercisable

		Weighted				Weighted
		Average	Weighted			Average	Weighted
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices	Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$6.05 - $10.00	3,738,890	4.31	$7.22	$3,107,100	738,890	1.47	$10.00	-

The Company recognizes stock-based compensation expense for stock options over the graded vesting period of the options using the accelerated attribution method. The Company recognized compensation expense related to stock options of $0.5 million and $0.9 million for the three and six months ended June 30, 2014, respectively. The Company recognized compensation expense related to stock options of $0.3 million and $0.4 million for the three and six months ended June 30, 2013, respectively.

As of June 30, 2014, there was $4.5 million of unrecognized compensation expense related to stock options.

There were no stock options exercised during the quarters ended June 30, 2014 and 2013. As a result, the Company did not recognize any current income tax benefits from the exercise of stock options during these periods.

The Company uses the Black-Scholes option-pricing model or other quantitative models to calculate the fair value of option awards.

In the first quarter of 2014, the Company granted stock options to purchase approximately 1.5 million shares of the Company's common stock to certain employees and directors for long-term incentive purposes. The options have an exercise price ranging from $6.79 to $7.33 per share, an exercise period of 5.8 years and a Company performance-based condition as well as a three-year requisite service period. The fair value of these options was determined using a quantitative model using the following assumptions: expected life of 5.8 years, risk-free interest rate ranging from 1.92% to 2.02%, dividend yield ranging from 2.41% to 2.64% and volatility ranging from 41.41% to 43.15%. The risk-free rate was interpolated from the U.S. constant maturity treasuries for a term corresponding to the maturity of the option. The volatility was calculated from the historical weekly stock prices of the Company as of the grant date for a term corresponding to the maturity of the option. The dividend yield was calculated as the sum of the last twelve-month dividends over the stock price as of the grant date. No additional stock options were granted in the second quarter of 2014.

Restricted Stock Units and Restricted Shares

In the first quarter of 2014, the Company granted approximately 428,000 restricted stock units (“RSUs”) to certain employees as deferred compensation. In addition, approximately 334,000 and 67,000 RSUs were granted in the first quarter of 2014 to certain employees for long-term incentive purposes and as hiring bonuses, respectively. These RSUs have requisite service periods of two to three years and receive cash dividend equivalents during the vesting periods. The fair value of these RSUs was determined based on the closing price of the Company’s stock on the grant date without any discount. Approximately 48,000 RSUs were granted in the first quarter of 2014 to Company directors. These RSUs have requisite service periods of two to three years. The fair value of these RSUs was determined based on the closing price of the Company’s stock on the grant date, discounted for dividends not received during the vesting period.

The following table summarizes the RSUs activity for the six months ended June 30, 2014:

	Six Months Ended
	June 30, 2014
	Restricted	Weighted Average
	Stock Units	Grant Date Fair Value

Balance, beginning of year	1,881,149	$6.70
Granted	876,407	6.98
Vested	(85,768)	7.30
Forfeited	(119,849)	6.56
Balance, end of period	2,551,939	$6.78

The aggregate fair value of RSUs vested during the three months ended June 30, 2014 and 2013 were $0.4 million and zero, respectively. The aggregate fair value of RSUs vested during the six months ended June 30, 2014 and 2013 were $0.6 million and $0.2 million, respectively.

For the three months ended June 30, 2014 and 2013, the income tax benefits realized from the vested RSUs was $0.2 million and $0.1 thousand, respectively. For the six months ended June 30, 2014 and 2013, the income tax benefits realized from the vested RSUs was $0.2 million and $29 thousand, respectively.

The Company recognizes compensation expense for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. For the three months ended June 30, 2014 and 2013, the Company recorded compensation expenses of $2.0 million and $1.3 million for RSUs. For the six months ended June 30, 2014 and 2013, the Company recorded compensation expenses of $3.6 million and $2.2 million for RSUs.

For the three months ended June 30, 2014 and 2013, the Company recognized income tax benefits of $1.0 million and $0.6 million, respectively, related to the compensation expense recognized for RSUs. For the six months ended June 30, 2014 and 2013, the Company recognized income tax benefits of $1.8 million and $1.0 million, respectively, related to the compensation expense recognized for RSUs. As of June 30, 2014, there was $8.5 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.33 years.

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

The computations of basic and diluted net income per share for the six months ended June 30, 2014 and 2013 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Numerator:
Net income (loss) attributable to JMP Group, Inc	$3,195	$(1,435)	$7,193	$(3,154)

Denominator:
Basic weighted average shares outstanding	21,712	22,199	21,766	22,402

Effect of potential dilutive securities:
Restricted stock units	2,033	-	1,874	-

Diluted weighted average shares outstanding	23,745	22,199	23,640	22,402

Net income (loss) per share
Basic	$0.14	$(0.06)	$0.31	$(0.14)
Diluted	$0.13	$(0.06)	$0.30	$(0.14)

In the table above, unvested non-forfeitable RSUs that have divided equivalent rights are treated as a separate class of securities in calculated net income or loss per share. The impact of applying this methodology was a reduction in basic net income per share of $0.01 and zero for the quarters ended June 30, 2014 and 2013, and $0.02 and zero for the six months ended June 30, 2014 and 2013, respectively.

Stock options to purchase 3,767,352 and 1,405,908 shares of common stock for the quarters ended June 30, 2014 and 2013, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Stock options to purchase 1,520,330 and 1,600,000 of these shares were not included in the computation of diluted weighted-average common shares outstanding for the quarter ended June 30, 2014 and 2013, respectively, because such performance-based condition has not been met.

Stock options to purchase 3,478,881 and 1,482,851 shares of common stock for the six months ended June 30, 2014 and 2013, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Stock options to purchase 1,205,028 and 1,231,354 of these shares were not included in the computation of diluted weighted-average common shares outstanding for the six months ended June 30, 2014 and 2013, because such performance-based condition has not been met.

Restricted stock units for zero and 1,890,790 shares of common stock for the three months ended June 30, 2014 and 2013, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Restricted stock units for 351,937 and 1,674,020 shares of common stock for the six months ended June 30, 2014 and 2013, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

11. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the U.S. Internal Revenue Service. There were no contributions by the Company during the six months ended June 30, 2014 or 2013.

12. Income Taxes

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Tax at federal statutory tax rate	35.00%	34.00%	35.00%	34.00%
State income tax, net of federal tax benefit and other permanent items	1.33%	-3.47%	1.33%	-1.57%
Rate before one-time events	36.33%	30.53%	36.33%	32.43%
Deferred tax asset written off related to options and RSUs	-0.07%	-4.56%	0.00%	-3.45%
Adjustment for prior year taxes	0.00%	0.00%	0.86%	0.00%
Change in New York valuation	0.73%	1.59%	-1.88%	2.01%
Adjustment for permanent items (HGC, HGC II, HCC LLC, CLO II and HCAP Advisors non-controlling interest) (1)	-18.29%	-7.66%	-1.50%	-5.72%
California state enterprise zone tax credit	0.00%	1.30%	0.00%	1.45%
Change in state tax rate	1.12%	0.00%	0.37%	0.00%
Effective tax rate	19.82%	21.20%	34.18%	26.72%

(1)	HCC LLC (until May 2, 2013), CLO II (effective April 30, 2013), HCAP Advisors (effective May 1, 2013), HGC and HGC II are consolidated for financial reporting purposes but not for tax purposes.

Income tax expense was $2.5 million on pre-tax income of $12.4 million for the quarter ended June 30, 2014 compared to an income tax benefit of $0.6 million on pre-tax loss of $2.9 million for the same period in 2013 and resulted in effective tax rates of 19.8% and 21.2%. Income tax expense was $4.1 million on pre-tax income of $12.1 million for the six months ended June 30, 2014 compared to an income tax benefit of $1.5 million on pre-tax loss of $5.4 million for the same period in 2013 and resulted in effective tax rates of 34.2% and 26.7%.

The increase in the effective tax rate for the six months ended June 30, 2014 compared to the same period in 2013 was primarily attributable to the income and losses associated with HCC LLC (until May 2, 2013), CLO II (effective April 30, 2013) and HCAP Advisors (effective May 1, 2013), HGC and HGC II, which are consolidated for financial reporting purposes but excluded from the computation of income tax expense. The effective tax rate is calculated on a consolidated level using tax expense related to the Company (excluding non-controlling interest) divided by pre-tax loss including non-controlling interest.

The effective tax rate calculated excluding the non-controlling interest in pre-tax loss for the six months ended June 30, 2014 is 36% compared to 32% for the same period in 2013. The effective tax rate approach is used to compute the tax expense with the exception of the non-controlling interest which is calculated on a discrete basis due to its historical volatility.

New York Senate Bill 6359 was enacted on March 31, 2014 and becomes effective January 1, 2015. This bill includes changes to the corporate tax rate, establishing economic nexus provisions and unitary combined reporting requirements. These changes have an impact on the Company’s measurement of the New York State net deferred tax assets. As a result, in the six months ended June 30, 2014, the Company partially released the valuation allowance related to non-NOL deferred tax assets and recorded an income tax benefit of $0.2 million.

13. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts, Minnesota, New York, and Pennsylvania under various operating leases. Rental expense for the quarter ended June 30, 2014 and 2013 were $0.9 million and $0.8 million. The Company recorded sublease income of $0.1 million and $39 thousand for the quarter ended June 30, 2014 and 2013, respectively. Rental expense for the six months ended June 30, 2014 and 2013 were $1.8 million and $1.7 million, respectively. The Company recorded sublease income of $0.2 million and $0.1 million for the six months ended June 30, 2014 and 2013, respectively. The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

Minimum Future Lease Commitments
Year Ending December 31,
2014	2,084
2015	4,105
2016	4,052
2017	3,447
2018	2,254
Thereafter	903
$16,845

In the normal course of business, the Company enters into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at June 30, 2014 and December 31, 2013, had no material effect on the consolidated financial statements.

The marketable securities owned and the restricted cash, as well as the cash held by the clearing broker, may be used to maintain margin requirements. At June 30, 2014 and December 31, 2013, the Company had $0.3 million and $0.2 million of cash on deposit with JMP Securities’ clearing broker, respectively. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. As of June 30, 2014 and December 31, 2013, the Company had unfunded commitments of $35.4 million and $40.4 million, respectively, in the Corporate Credit segment. $12.2 million and $8.7 million of the unfunded commitments as of June 30, 2014 and December 31, 2013 relate to commitments traded but not yet closed in CLO II. $10.2 million and $10.4 million of the unfunded commitments as of June 30, 2014 and December 31, 2013 relate to commitments traded but not yet closed in CLO III. The Company determined the fair value of the unfunded commitments to be $36.1 million and $41.0 million as of June 30, 2014 and December 31, 2013, respectively, using the average market bid and ask quotation obtained from a loan pricing service. In addition, the Company had unfunded commitments of $0.5 million and $1.8 million related to a health sciences fund investment advising company as of June 30, 2014 and December 31, 2014, respectively.

14. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $44.3 million and $59.1 million, which were $43.3 million and $58.1 million in excess of the required net capital of $1.0 million at June 30, 2014 and December 31, 2013, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.22 to 1 and 0.16 to 1 at June 30, 2014 and December 31, 2013, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

15. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various affiliated entities, including corporations, partnerships, limited liability companies, and offshore investment companies. The Company also owns an investment in most of such affiliated entities. As of June 30, 2014 and December 31, 2013, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $79.2 million and $55.3 million, respectively, which consisted of investments in hedge and other private funds of $68.8 million and $44.6 million, respectively, investments in funds of funds of $0.1 million for both periods, and an investment in HCC common stock of $10.3 million and $10.6 million, respectively. Base management fees earned from these affiliated entities were $3.2 million and $2.7 million for the quarters ended June 30, 2014 and 2013, respectively. Also, the Company earned incentive fees of $11.7 million and $0.8 million, from these affiliated entities for the three months ended June 30, 2014 and 2013, respectively. Base management fees earned from these affiliated entities were $6.1 million and $5.1 million for the six months ended June 30, 2014 and 2013, respectively. Also, the Company earned incentive fees of $14.3 million and $5.2 million, from these affiliated entities for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, the Company had incentive fees receivable from these affiliated entities of $11.8 million and $7.9 million, respectively.

16. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at June 30, 2014 and December 31, 2013 have subsequently settled with no resulting material liability to the Company. For the six months ended June 30, 2014 and 2013, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of June 30, 2014 and December 31, 2013.

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

17. Litigation

The Company may be involved from time to time in a number of judicial, regulatory, litigation and arbitration matters arising in connection with our business. The outcome of such matters the Company has been and/or currently is involved in cannot be determined at this time, and the results cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on our results of operations in any future period and a significant outcome could have a material adverse impact on our financial condition, results of operations and cash flows.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In its Corporate Credit segment, the Company had unfunded commitments of $35.4 million and $40.4 million and standby letters of credit of $1.6 million and $1.8 million at June 30, 2014 and December 31, 2013, respectively. $12.2 million and $8.7 million of the unfunded commitments as of June 30, 2014 and December 31, 2013 relate to commitments traded but not yet closed in CLO II. $10.2 million and $10.4 million of the unfunded commitments as of June 30, 2014 and December 31, 2013 relate to commitments traded but not yet closed in CLO III. In addition, the Company had unfunded commitments of $0.5 million and $1.8 million related to a health sciences fund investment advising company as of June 30, 2014 and December 31, 2013, respectively.

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

The Company’s segment information for the six months ended June 30, 2014 and 2013 was prepared using the following methodology:

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

When evaluating the performance of JMP Group's core business strategy and ongoing operations, management also reviewed the Adjusted Operating Net Income through December 31, 2013, which excluded the non-cash gains and losses recognized by JMP Credit Corp due to the sale or payoff of loans originally included in the portfolio acquired by JMP Group in April 2009, as well as the specific reserve for loan losses related to this portfolio of loans. Management believed this metric to be instructive to assess the company's core earnings over time without regard to a relatively volatile revenue stream. Earnings derived from sales or payoffs of acquired loans, while once substantial, are no longer material, as the portfolio of acquired loans is almost entirely liquidated. Therefore, the segments are now based on operating net income. The reconciling items for the three months ended June 30, 2013 from adjusted operating net income to operating net income include adding back $0.4 million non-cash gains on the acquired loan portfolio and adding back the related compensation expense of $0.4 million for the three months ended June 30, 2013. The reconciling items for the six months ended June 30, 2013 from adjusted operating net income to operating net income include adding back $0.2 million non-cash gains on the acquired loan portfolio, subtracting the specific reserve on the loan from the portfolio of $0.9 million, and adding back the related compensation expense of $0.2 million for the six months ended June 30, 2013.

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Broker-Dealer
Non-interest revenues	$29,533	$28,289	$61,382	$45,661
Net interest (expense) income	-	-	-	-
Total net revenues after provision for loan losses	$29,533	$28,289	$61,382	$45,661
Non-interest expenses	24,560	23,486	49,876	39,219
Segment operating pre-tax net income	$4,973	$4,803	$11,506	$6,442
Segment assets	$106,954	$77,752	$106,954	$77,752
Asset Management
Non-interest revenues	$15,461	$4,220	$21,685	$12,379
Total net revenues after provision for loan losses	$15,461	$4,220	$21,685	$12,379
Non-interest expenses	14,533	6,443	20,914	13,947
Non-controlling interest	73	(1,351)	(283)	(1,351)
Segment operating pre-tax net income	$855	$(872)	$1,054	$(217)
Segment assets	$139,374	$92,135	$139,374	$92,135
Corporate Credit
Non-interest revenues	$1,546	$1,276	$2,607	$2,160
Total net revenues after provision for loan losses	$1,546	$1,276	$2,607	$2,160
Non-interest expenses	988	1,068	2,012	1,795
Segment operating pre-tax net income	$558	$208	$595	$365
Segment assets	$129,815	$6,067	$129,815	$6,067
Investment Income
Non-interest revenues	$1,688	$2,287	$3,993	$5,718
Net interest income	3,791	3,394	7,568	7,683
Provision for loan losses	169	153	222	(796)
Total net revenues after provision for loan losses	$5,648	$5,834	$11,783	$12,605
Non-interest expenses	1,466	205	2,826	(641)
Non-controlling interest	92	245	242	419
Segment operating pre-tax net income	$4,090	$5,384	$8,715	$12,827
Segment assets	$823,116	$822,728	$823,116	$822,728
Corporate Costs
Non-interest expenses	3,975	4,247	8,214	8,236
Segment operating pre-tax net loss	$(3,975)	$(4,247)	$(8,214)	$(8,236)
Segment assets	$233,387	$186,179	$233,387	$186,179
Eliminations
Non-interest revenues	$(1,630)	$(1,673)	$(2,910)	$(2,883)
Total net revenues after provision for loan losses	$(1,630)	$(1,673)	$(2,910)	$(2,883)
Non-interest expenses	(1,632)	(1,724)	(2,822)	(2,863)
Segment operating pre-tax net loss	$2	$51	$(88)	$(20)
Segment assets	$(183,538)	$(103,632)	$(183,538)	$(103,632)
Total Segments
Non-interest revenues	$46,598	$34,399	$86,757	$63,035
Net interest income	3,791	3,394	7,568	7,683
Provision for loan losses	169	153	222	(796)
Total net revenues after provision for loan losses	$50,558	$37,946	$94,547	$69,922
Non-interest expenses	43,890	33,725	81,020	59,693
Non-controlling interest	165	(1,106)	(41)	(932)
Segment operating pre-tax net income	$6,503	$5,327	$13,568	$11,161
Total assets	$1,249,108	$1,081,229	$1,249,108	$1,081,229

The following tables reconcile the total segments to consolidated net income before income tax expense and total assets as of and for the three and six months ended June 30, 2014 and 2013.

(In thousands)	As of and Three Months Ended June 30, 2014				As of and Three Months Ended June 30, 2013
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated
Non-interest revenues	$46,598	$7,344	(a)	$53,942	$34,399	$(126)	(a)	$34,273
Net Interest Income	3,791	(3)	(b)	3,788	3,394	(5,788)	(b)	(2,394)
Provision for loan losses	169	(381)		(212)	153	(1,128)		(975)
Total net revenues after provision for loan losses	$50,558	$6,960		$57,518	$37,946	$(7,042)		$30,904
Non-interest expenses	43,890	1,266	(c )	45,156	33,725	34	(c )	33,759
Noncontrolling interest	165	6,552		6,717	(1,106)	330		(776)
Operating pre-tax net income (loss)	$6,503	$(858)	(d)	$5,645	$5,327	$(7,406)	(d)	$(2,079)
Total assets	$1,249,108	$-		$1,249,108	$1,081,229	$-		$1,081,229

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

(d) Reconciling operating pre-tax net income to Consolidated Net Income before income tax expense in the Consolidated Statements of Operations consists of the following:

(In thousands)	Three Months Ended June 30,
	2014	2013
Operating net income	$4,030	$3,303
Addback of Income tax expense (assumed rate of 38%)	2,473	2,024
Total Segments operating pre-tax net income	$6,503	$5,327
Subtract / (Add back)
Stock options	504	259
Compensation expense - RSUs	934	704
Deferred compensation program accounting adjustment	(891)	(1,146)
Net unrealized loss on strategic equity investments and warrants.	(69)	(243)
General loan loss reserve for CLOs	380	821
Net amortization of liquidity discounts on loans and asset-backed securities issued	-	6,239
Unrealized mark-to-market gain - HCC	-	772
Consolidated pre-tax net income (loss) attributable to JMP Group Inc.	$5,645	$(2,079)

Income tax expense (benefit)	2,450	(644)
Consolidated Net Income (Loss) attributable to JMP Group Inc.	$3,195	$(1,435)

(In thousands)	As of and Six Months Ended June 30, 2014				As of and Six Months Ended June 30, 2013
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated
Non-interest revenues	$86,757	$1,582	(a)	$88,339	$63,035	$(1,424)	(a)	$61,611
Net Interest Income	7,568	(20)	(b)	7,548	7,683	(13,218)	(b)	(5,535)
Provision for loan losses	222	(931)		(709)	(796)	(1,128)		(1,924)
Total net revenues after provision for loan losses	$94,547	$631		$95,178	$69,922	$(15,770)		$54,152
Non-interest expenses	81,020	2,029	(c )	83,049	59,693	(163)	(c )	59,530
Noncontrolling interest	(41)	831		790	(932)	164		(768)
Operating pre-tax net income (loss)	$13,568	$(2,229)	(d)	$11,339	$11,161	$(15,771)	(d)	$(4,610)
Total assets	$1,249,108	$-		$1,249,108	$1,081,229	$-		$1,081,229

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

(d) Reconciling operating pre-tax net income to Consolidated Net Income before income tax expense in the Consolidated Statements of Operations consists of the following:

(In thousands)	Six Months Ended June 30,
	2014	2013
Operating net income	$8,410	$6,920
Addback of Income tax expense (assumed rate of 38%)	5,158	4,241
Total Segments operating pre-tax net income	$13,568	$11,161
Subtract / (Add back)
Stock options	899	396
Compensation expense - RSUs	1,787	1,320
Deferred compensation program accounting adjustment	(1,488)	(2,270)
Net unrealized loss on strategic equity investments and warrants.	106	(85)
General loan loss reserve for CLOs	925	821
Net amortization of liquidity discounts on loans and asset-backed securities issued	-	14,979
Unrealized mark-to-market gain - HCC	-	610
Consolidated pre-tax net income (loss) attributable to JMP Group Inc.	$11,339	$(4,610)

Income tax expense (benefit)	4,146	(1,456)
Consolidated Net Income (Loss) attributable to JMP Group Inc.	$7,193	$(3,154)

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

	As of
(In thousands)	June 30, 2014	December 31, 2013
	Net Assets	Net Assets
Harvest Opportunity Partners II	$99,976	$95,362
Harvest Small Cap Partners	394,117	321,714
Harvest Franchise Fund	116,613	114,145
Harvest Agriculture Select	52,410	43,089
Harvest Technology Partners	47,524	42,661

(In thousands)	Three Months Ended June 30,
	2014		2013
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II	$877	$(112)	$2,638	$(497)
Harvest Small Cap Partners	65,728	(6,041)	7,924	(5,772)
Harvest Franchise Fund	6,091	(31)	10,139	(1,614)
Harvest Agriculture Select	1,143	(272)	(727)	(104)
Harvest Technology Partners	1,243	(207)	980	(208)
Harvest Diversified Partners	-	-	254	(124)

(In thousands)	Six Months Ended June 30,
	2014		2013
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II	$3,002	$(212)	$6,241	$(846)
Harvest Small Cap Partners	85,452	(12,296)	32,475	(10,403)
Harvest Franchise Fund	6,736	(244)	17,493	(1,985)
Harvest Agriculture Select	2,518	(460)	991	(206)
Harvest Technology Partners	1,833	(373)	(220)	(421)
Harvest Diversified Partners	-	-	926	(276)

21. Subsequent Events

On July 29, 2014, the board declared a cash dividend of $0.06 per share of common stock for the second quarter of 2014 to be paid on August 29, 2014, to common stockholders of record on August 15, 2014.

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

As of June 30, 2014 the contractual base management fees earned from each of these investment funds or company ranged between 1% and 2% of assets under management or were 2% of aggregate committed capital. The contractual incentive fees were generally (i) 20%, subject to high-water marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; (iii) 20%, subject to high-water marks, for Harvest Growth Capital LLC (“HGC“) and Harvest Growth Capital II LLC (“HGC II”). Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole and our core sectors. These conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another. As we consolidate HGC, HGC II and HCC LLC (through May 2, 2013), the management and incentive fees earned at HCS from HGC, HGC II, and HCC LLC (through May 2, 2013), are eliminated in consolidation.

Asset management fees for the collateralized loan obligations (“CLOs”) we manage currently consist only of senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate CLO I, CLO II, and CLO III, the management fees earned at JMP Credit Advisors LLC (“JMPCA“) from the CLOs are eliminated on consolidation in accordance with accounting principles GAAP. At June 30, 2014, the contractual senior and subordinated base management fees earned from the CLOs were 0.50% of the average aggregate collateral balance for a specified period.

Redemption provisions of our funds require at least 90 days’ advance notice, except for one fund that requires twelve months advance notice.

The following tables present certain information with respect to the investment funds managed by HCS, HCAP Advisors, and CLOs managed by JMPCA:

(In thousands)	Assets Under Management (1) at		Company's Share of Assets Under Management at
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Funds Managed by HCS or HCAP Advisors:
Hedge Funds:
Harvest Opportunity Partners II (2)	$133,170	$123,481	$24,503	$15,847
Harvest Small Cap Partners	394,117	322,883	4,458	1,003
Harvest Franchise Fund	116,613	114,145	4,010	2,909
Harvest Agriculture Select (2)	108,517	90,589	21,202	14,578
Harvest Technology Partners (2)	47,524	42,661	14,647	10,311
Private Equity Funds:
Harvest Growth Capital LLC (3)	36,027	35,130	1,717	1,649
Harvest Growth Capital LLC II (3)	75,759	73,552	1,706	1,748
Funds of Funds:
JMP Masters Fund	49,571	50,686	147	139
REITs:
New York Mortgage Trust	36,554	34,966	N/A	N/A
Loans:
Harvest Capital Credit Corporation	90,270	72,361	N/A	N/A
HCS and HCAP Advisors Totals	$1,088,122	$960,454	$72,390	$48,184
CLOs Managed by JMPCA:
CLO I (3)	435,994	441,533	N/A	N/A
CLO II (3)	330,752	330,431	N/A	N/A
CLO III (3)	123,108	10,003	N/A	N/A
JMPCA Totals	$889,854	$781,967	N/A	N/A
JMP Group Inc. Totals	$1,977,976	$1,742,421	$72,390	$48,184

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

(3)	HGC, HGC II, HCAP Advisors, CLO I, CLO II and CLO III were consolidated in the Company’s Statements of Financial Condition at both June 30, 2014 and December 31, 2013.

	Funds Managed by HCS
	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2013	$693,759	$108,682	$50,686	853,127
Contributions	53,266	4,489	-	57,755
Redemptions	(36,305)	-	(2,000)	(38,305)
Distributions from realization event	-	(2,203)	-	(2,203)
Appreciation	89,221	818	885	90,924
AUM at June 30, 2014	$799,941	$111,786	$49,571	961,298

	Funds Managed by HCS
	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2012	$605,491	$47,354	$42,182	695,027
Contributions	83,645	36,908	25	120,578
Redemptions	(61,207)	-	(750)	(61,957)
Distributions from realization event	-	(1,692)	-	(1,692)
Appreciation	45,189	(490)	5,931	50,630
AUM at June 30, 2013	$673,118	82,080	47,388	802,586

AUM related to hedge funds, private equity funds and funds of funds increased $108.2 million, or 12.7%, from $853.1 million at December 31, 2013 to $961.3 million at June 30, 2014. This increase was primarily attributed to capital contributions of $53.4 million and appreciation of $89.2 million, related to hedge funds managed by HCS, partially offset by redemptions of $36.3 million in these funds.

AUM related to hedge funds, private equity funds and funds of funds increased $107.6 million, or 15.5%, from $695.0 million at December 31, 2012 to $802.6 million at June 30, 2013. This increase was primarily attributed to capital contributions of $83.6 million and appreciation of $45.2 million related to hedge funds managed by HCS, partially offset by $61.2 million of redemptions in these funds.

(In thousands)	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II (1)	$229	247	32	$366	363	$137
Harvest Small Cap Partners	675	1,564	10,760	8	1,408	393
Harvest Franchise Fund	207	306	2	287	274	-
Harvest Agriculture Select (1)	378	258	70	(299)	158	-
Harvest Technology Partners (1)	339	78	1	205	154	-
Harvest Diversified Partners	-	-	-	112	45	13
Private Equity Funds:
Harvest Growth Capital LLC (2)	153	85	-	117	105	-
Harvest Growth Capital II LLC (2)	107	281	-	(30)	282	-
Funds of Funds:
JMP Masters Fund	(6)	122	-	10	106	-
REITs:
New York Mortgage Trust	-	-	-	-	-	293
Loans:
Harvest Capital Credit LLC (2)	N/A	-	-	N/A	31	66
Harvest Capital Credit Corporation	N/A	438	485	(202)	139	-
CLOs:
CLO I (2)	N/A	557	-	N/A	596	-
CLO II (2)	N/A	413	-	N/A	219	-
CLO III (2)	N/A	78	-	N/A	-	-

Totals	$2,082	$4,427	$11,350	$574	$3,880	$902

(1)	HOP II, HAS and HTP include managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(2)

Revenues earned from HGC, HGC II, HCC LLC (through May 2, 2013), CLO I, CLO II (effective April 30, 2013), CLO III (effective December 11, 2013) are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.

(In thousands)	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II (1)	$662	477	120	$752	$685	$350
Harvest Small Cap Partners	733	3,075	13,185	235	2,758	4,034
Harvest Franchise Fund	221	618	2	463	510	-
Harvest Agriculture Select (1)	975	498	150	96	294	181
Harvest Technology Partners (1)	467	156	2	(85)	337	-
Harvest Diversified Partners	-	-	-	480	87	68
Private Equity Funds:
Harvest Growth Capital LLC (2)	91	182	-	117	211	30
Harvest Growth Capital II LLC (2)	(134)	563	-	(50)	556	-
Funds of Funds:
JMP Masters Fund	8	242	16	18	204	-
REITs:
New York Mortgage Trust	-	-	310	-	-	593
Loans:
Harvest Capital Credit LLC (2)	N/A	-	-	N/A	108	386
Harvest Capital Credit Corporation	N/A	828	127	(202)	139	-
CLOs:
CLO I (2)	N/A	1,107	-	N/A	1,180	-
CLO II (2)	N/A	823	-		219	-
CLO III (2)	N/A	148	-	N/A	-	-

Totals	$3,023	$8,717	$13,912	$1,824	$7,288	$5,642

(1)	HOP II, HAS and HTP include managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
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

A specific reserve is provided for loans that are considered impaired. A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral securing the loan if the loan is collateral dependent, depending on the circumstances and our collection strategy. For those loans held by CLO I at the date of acquisition by JMP Credit, and deemed impaired at that date or a subsequent date, allowance for loan losses is calculated considering two additional factors. For loans deemed impaired at the date of acquisition, if there is a further decline in expected future cash flows, this reduction is recognized as a specific reserve in accordance with the guidance above. For those loans at CLO I deemed impaired subsequent to the acquisition date, or loans held at CLO II or CLO III, if the net realizable value is lower than the current carrying value then the carrying value is reduced and the difference is booked as provision for loan losses. If the total discount from unpaid principal balance to carrying value is larger than the expected loss at the date of assessment, no provision for loan losses is recognized.

 In addition, we provide an allowance on a loan-by-loan basis at JMP Credit for loans that were purchased after the CLO I acquisition at CLO I, CLO II and CLO III. We employ internally developed and third-party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default), which are used in developing an appropriate allowance for loan losses. We perform periodic detailed reviews of its loan portfolio to identify risks and to assess the overall collectability of loans.

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

Non-controlling Interest

Non-controlling interest for the six months ended June 30, 2013 and 2014 includes the interest of third parties in CLO I, CLO II, HGC, HGC II, HCC LLC, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements.

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

 Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2014 and 2013 and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Three Months Ended June 30,		Change from 2013 to 2014
	2014	2013		%
Revenues
Investment banking	$23,061	$21,057	$2,004	9.5%
Brokerage	6,474	6,980	(506)	-7.2%
Asset management fees	14,858	3,527	11,331	321.3%
Principal transactions	9,688	2,292	7,396	322.7%
Gain (loss) on sale, payoff and mark-to-market of loans	(551)	336	(887)	-264.0%
Net dividend income	262	55	207	376.4%
Other income	150	26	124	476.9%
Non-interest revenues	53,942	34,273	19,669	57.4%

Interest income	9,212	7,711	1,501	19.5%
Interest expense	(5,424)	(10,105)	4,681	-46.3%
Net interest (expense) income	3,788	(2,394)	6,182	258.2%

Provision for loan losses	(212)	(975)	763	-78.3%

Total net revenues after provision for loan losses	57,518	30,904	26,614	86.1%

Non-interest expenses
Compensation and benefits	37,979	24,776	13,203	53.3%
Administration	1,760	4,005	(2,245)	-56.1%
Brokerage, clearing and exchange fees	818	1,025	(207)	-20.2%
Travel and business development	980	1,039	(59)	-5.7%
Communication and technology	942	832	110	13.2%
Professional fees	1,269	812	457	56.3%
Other	1,408	1,270	138	10.9%
Total non-interest expenses	45,156	33,759	11,397	33.8%
Loss before income tax expense	12,362	(2,855)	15,217	533.0%
Income tax expense (benefit)	2,450	(644)	3,094	480.4%
Net income (loss)	9,912	(2,211)	12,123	-548.3%
Less: Net (loss) income attributable to non-controlling interest	6,717	(776)	7,493	-965.6%
Net income (loss) attributable to JMP Group Inc.	$3,195	$(1,435)	$4,630	322.6%

(In thousands)	Six Months Ended June 30,		Change from 2013 to 2014
	2014	2013		%
Revenues
Investment banking	$48,114	$33,164	$14,950	45.1%
Brokerage	13,130	12,174	956	7.9%
Asset management fees	20,402	10,278	10,124	98.5%
Principal transactions	5,995	4,209	1,786	42.4%
Gain (loss) on sale, payoff and mark-to-market of loans	(171)	1,425	(1,596)	-112.0%
Net dividend income	497	47	450	957.4%
Other income	372	314	58	18.5%
Non-interest revenues	88,339	61,611	26,728	43.4%

Interest income	17,800	15,869	1,931	12.2%
Interest expense	(10,252)	(21,404)	11,152	-52.1%
Net interest (expense) income	7,548	(5,535)	13,083	236.4%

Provision for loan losses	(709)	(1,924)	1,215	-63.1%

Total net revenues after provision for loan losses	95,178	54,152	41,026	75.8%

Non-interest expenses
Compensation and benefits	69,355	44,381	24,974	56.3%
Administration	3,482	5,336	(1,854)	-34.7%
Brokerage, clearing and exchange fees	1,743	1,912	(169)	-8.8%
Travel and business development	1,831	1,997	(166)	-8.3%
Communication and technology	1,890	1,685	205	12.2%
Professional fees	2,076	1,836	240	13.1%
Other	2,672	2,383	289	12.1%
Total non-interest expenses	83,049	59,530	23,519	39.5%
Loss before income tax expense	12,129	(5,378)	17,507	325.5%
Income tax expense (benefit)	4,146	(1,456)	5,602	384.8%
Net income (loss)	7,983	(3,922)	11,905	-303.5%
Less: Net income (loss) attributable to non-controlling interest	790	(768)	1,558	-202.9%
Net income (loss) attributable to JMP Group Inc.	$7,193	$(3,154)	$10,347	328.1%

 Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Overview

Total net revenues after provision for loan losses increased $26.6 million, or 86.1%, from $30.9 million for the quarter ended June 30, 2013 to $57.5 million for the quarter ended June 30, 2014, driven by increases in non-interest revenues of $19.7 million and net interest income of $6.2 million.

Non-interest revenues increased $19.6 million, or 57.4%, from $34.3 million for the quarter ended June 30, 2013 to $53.9 million in the same period in 2014. This increase was primarily driven by an $11.3 million increase in asset management fees and a $7.4 million increase in principal transactions revenues.

Net interest income increased $6.2 million, or 258.2%, from $2.4 million net interest expense for the quarter ended June 30, 2013 to $3.8 million net interest income for the same period in 2014. This increase in net interest income is primarily attributed to an increase in net interest earned at JMP Credit, partially offset by $0.9 million interest expense related to the bond issued in January 2014.

Provision for loan losses decreased $0.8 million from $1.0 million for the quarter ended June 30, 2013 to $0.2 million for the quarter ended June 30, 2014. The decrease was driven by the general reserve recorded in connection with the loan portfolio underlying CLO II which closed in the quarter ended June 30, 2013.

Total non-interest expenses increased $11.4 million, or 33.8%, from $33.8 million for the quarter ended June 30, 2013 to $45.2 million for the quarter ended June 30, 2014, primarily due to an increase in compensation and benefits of $13.2 million.

Net income attributable to JMP Group Inc. increased $4.6 million, or 322.6%, from a $1.4 million loss after income tax benefit of $0.6 million for the quarter ended June 30, 2013 to $3.2 million net income after income tax expense of $2.5 million for the quarter ended June 30, 2014.

 Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Overview

Total net revenues after provision for loan losses increased $41.0 million, or 75.8%, from $54.2 million for the six months ended June 30, 2013 to $95.2 million for the six months ended June 30, 2014, driven by increases in non-interest revenues of $26.7 million and net interest income of $13.0 million.

Non-interest revenues increased $26.7 million, or 43.4%, from $61.6 million for the six months ended June 30, 2013 to $88.3 million in the same period in 2014. This increase was primarily driven by a $15.0 million increase in investment banking revenues and a $10.1 million increase in asset management fees.

Net interest income increased $13.0 million, or 236.4%, from $5.5 million net interest expense for the six months ended June 30, 2013 to $7.5 million net interest income for the same period in 2014. This increase in net interest income is primarily attributed to an increase in net interest earned at JMP Credit, partially offset by $1.8 million interest expense related to the bond issued in January 2014.

Provision for loan losses decreased $1.2 million from $1.9 million for the six months ended June 30, 2013 to $0.7 million for the six months ended June 30, 2014. The decrease was driven by a specific reserve from one non-accrual loan held at JMP Credit recorded in the six months ended June 30, 2013 in addition to the general reserve recorded in connection with the loan portfolio underlying CLO II which closed in the first quarter of 2013, partially offset by general reserves recorded in 2014 in connection with the loan portfolio underlying CLO III which closed in the fourth quarter of 2013.

Total non-interest expenses increased $23.5 million, or 39.5%, from $59.5 million for the six months ended June 30, 2013 to $83.0 million for the six months ended June 30, 2014, primarily due to an increase in compensation and benefits of $24.3 million.

Net income attributable to JMP Group Inc. increased $10.4 million, or 328.1%, from a $3.2 million loss after income tax benefit of $1.5 million for the six months ended June 30, 2013 to $7.2 million net income after income tax expense of $4.1 million for the six months ended June 30, 2014.

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

(vii)	excludes general loan loss reserves on the CLOs; and

(viii)	assumes a combined federal, state and local income tax rate of 38% for the three and six months ended June 30, 2014 and 2013.

Discussed below is our Operating Net Income by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company's various business lines.

	Three Months Ended June 30, 2014
(In thousands)	Broker-Dealer		Asset Management	Corporate Credit	Operating Platforms	Investment Income	Corporate Costs	Elimin-ations	Total Segments
Revenues
Investment banking	$23,059		$-	$-	$23,059	$-	$-	$2	$23,061
Brokerage	6,474		-	-	6,474	-	-	-	6,474
Asset management related fees	-		15,461	1,546	17,007	-	-	(1,632)	15,375
Principal transactions	-		-	-	-	1,977	-	-	1,977
Gain (loss) on sale, payoff and mark-to-market of loans	-		-	-	-	(551)	-	-	(551)
Net dividend income	-		-	-	-	262	-	-	262
Net interest income	-		-	-	-	3,791	-	-	3,791
Provision for loan losses	-		-	-	-	169	-	-	169
Adjusted net revenues	29,533		15,461	1,546	46,540	5,648	-	(1,630)	50,558
Non-interest expenses
Non-interest expenses	24,560		14,533	988	40,081	1,466	3,975	(1,632)	43,890
Less: Non-controlling interest	-	(1)	73	-	73	92	-	-	165
Operating pre-tax net income	4,973		855	558	6,386	4,090	(3,975)	2	6,503
Income tax expense (assumed rate of 38%)	1,890		325	212	2,427	1,554	(1,509)	1	2,473
Operating net income (loss)	$3,083		$530	$346	$3,959	$2,536	$(2,466)	$1	$4,030

	Three Months Ended June 30, 2013
(In thousands)	Broker-Dealer	Asset Management	Corporate Credit	Operating Platforms	Investment Income	Corporate Costs	Elimin-ations	Total Segments
Revenues
Investment banking	$21,309	$-	$-	$21,309	$-	$-	$(253)	$21,056
Brokerage	6,980	-	-	6,980	-	-	-	6,980
Asset management related fees	-	4,220	1,276	5,496	-	-	(1,420)	4,076
Principal transactions	-	-	-	-	1,475	-	-	1,475
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	-	336	-	-	336
Net dividend income	-	-	-	-	476	-	-	476
Net interest income	-	-	-	-	3,394	-	-	3,394
Provision for loan losses	-	-	-	-	153	-	-	153
Adjusted net revenues	28,289	4,220	1,276	33,785	5,834	-	(1,673)	37,946
Non-interest expenses
Non-interest expenses	23,486	6,443	1,068	30,997	205	4,247	(1,724)	33,725
Less: Non-controlling interest	-	(1,351)	-	(1,351)	245	-	-	(1,106)
Operating pre-tax net income	4,803	(872)	208	4,139	5,384	(4,247)	51	5,327
Income tax expense (assumed rate of 38%)	1,825	(331)	79	1,573	2,046	(1,614)	19	2,024
Operating net income (loss)	$2,978	$(541)	$129	$2,566	$3,338	$(2,633)	$32	$3,303

The following table reconciles the operating net income to Total Segments operating pre-tax net income, to consolidated pre-tax net income (loss) attributable to JMP Group, and to consolidated net income (loss) attributable to JMP Group, for the three months ended June 30, 2013 and 2014.

(In thousands)	Three Months Ended June 30,
	2014	2013
Operating net income	$4,030	$3,303
Addback of Income tax expense (assumed rate of 38%)	2,473	2,024
Total Segments operating pre-tax net income	$6,503	$5,327
Subtract / (Add back)
Stock options	504	259
Compensation expense - RSUs	934	704
Deferred compensation program accounting adjustment	(891)	(1,146)
Net unrealized loss on strategic equity investments and warrants.	(69)	(243)
General loan loss reserve for CLOs	380	821
Net amortization of liquidity discounts on loans and asset-backed securities issued	-	6,239
Unrealized mark-to-market gain - HCC	-	772
Consolidated pre-tax net income (loss) attributable to JMP Group Inc.	$5,645	$(2,079)
Income tax expense (benefit)	2,450	(644)
Consolidated Net Income (Loss) attributable to JMP Group Inc.	$3,195	$(1,435)

When evaluating the performance of JMP Group's core business strategy and ongoing operations, management also reviewed the Adjusted Operating Net Income through December 31, 2013, which excluded the non-cash gains and losses recognized by JMP Credit Corp due to the sale or payoff of loans originally included in the portfolio acquired by JMP Group in April 2009, as well as the provision for loan losses related to this portfolio of loans. Adjustments derived from sales or payoffs of acquired loans, while once substantial, are no longer material, as the portfolio of acquired loans is almost entirely liquidated. Therefore, the analysis below is based on operating net income. The adjusted operating net income, after a 38% tax rate, was $3.5 million for the three months ended June 30, 2013. The reconciling items for the quarter ended June 30, 2013 from adjusted operating net income to operating net income include adding back $0.4 million non-cash gains on the acquired loan portfolio and adding back the related compensation expense of $0.4 million.

	Six Months Ended June 30, 2014
(In thousands)	Broker-Dealer		Asset Management	Corporate Credit	Operating Platforms	Investment Income	Corporate Costs	Elimin-ations	Total Segments
Revenues
Investment banking	$48,202		$-	$-	$48,202	$-	$-	$(88)	$48,114
Brokerage	13,130		-	-	13,130	-	-	-	13,130
Asset management related fees	50		21,685	2,607	24,342	-	-	(2,822)	21,520
Principal transactions	-		-	-	-	3,667	-	-	3,667
Gain (loss) on sale, payoff and mark-to-market of loans	-		-	-	-	(171)	-	-	(171)
Net dividend income	-		-	-	-	497	-	-	497
Net interest income	-		-	-	-	7,568	-	-	7,568
Provision for loan losses	-		-	-	-	222	-	-	222
Adjusted net revenues	61,382		21,685	2,607	85,674	11,783	-	(2,910)	94,547
Non-interest expenses
Non-interest expenses	49,876		20,914	2,012	72,802	2,826	8,214	(2,822)	81,020
Less: Non-controlling interest	-	(1)	(283)	-	(283)	242	-	-	(41)
Operating pre-tax net income	11,506		1,054	595	13,155	8,715	(8,214)	(88)	13,568
Income tax expense (assumed rate of 38%)	4,372		401	226	4,999	3,312	(3,120)	(33)	5,158
Operating net income (loss)	$7,134		$653	$369	$8,156	$5,403	$(5,094)	$(55)	$8,410

	Six Months Ended June 30, 2013
(In thousands)	Broker-Dealer	Asset Management	Corporate Credit	Operating Platforms	Investment Income	Corporate Costs	Elimin-ations	Total Segments
Revenues
Investment banking	$33,487	$-	$-	$33,487	$-	$-	$(323)	$33,164
Brokerage	12,174	-	-	12,174	-	-	-	12,174
Asset management related fees	-	12,379	2,160	14,539	-	-	(2,566)	11,973
Principal transactions	-	-	-	-	3,658	-	6	3,664
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	-	1,335	-	-	1,335
Net dividend income	-	-	-	-	725	-	-	725
Net interest income	-	-	-	-	7,683	-	-	7,683
Provision for loan losses	-	-	-	-	(796)	-	-	(796)
Adjusted net revenues	45,661	12,379	2,160	60,200	12,605	-	(2,883)	69,922
Non-interest expenses
Non-interest expenses	39,219	13,947	1,795	54,961	(641)	8,236	(2,863)	59,693
Less: Non-controlling interest	-	(1,351)	-	(1,351)	419	-	-	(932)
Operating pre-tax net income	6,442	(217)	365	6,590	12,827	(8,236)	(20)	11,161
Income tax expense (assumed rate of 38%)	2,448	(82)	139	2,504	4,874	(3,130)	(8)	4,241
Operating net income (loss)	$3,994	$(135)	$226	$4,086	$7,953	$(5,106)	$(12)	$6,920

The following table reconciles the operating net income to Total Segments operating pre-tax net income, to consolidated pre-tax net income (loss) attributable to JMP Group, and to consolidated net income (loss) attributable to JMP Group, for the six months ended June 30, 2013 and 2014.

(In thousands)	Six Months Ended June 30,
	2014	2013
Operating net income	$8,410	$6,920
Addback of Income tax expense (assumed rate of 38%)	5,158	4,241
Total Segments operating pre-tax net income	$13,568	$11,161
Subtract / (Add back)
Stock options	899	396
Compensation expense - RSUs	1,787	1,320
Deferred compensation program accounting adjustment	(1,488)	(2,270)
Net unrealized loss on strategic equity investments and warrants.	106	(85)
General loan loss reserve for CLOs	925	821
Net amortization of liquidity discounts on loans and asset-backed securities issued	-	14,979
Unrealized mark-to-market gain - HCC	-	610
Consolidated pre-tax net income (loss) attributable to JMP Group Inc.	$11,339	$(4,610)
Income tax expense (benefit)	4,146	(1,456)
Consolidated Net Income (Loss) attributable to JMP Group Inc.	$7,193	$(3,154)

When evaluating the performance of JMP Group's core business strategy and ongoing operations, management also reviewed the Adjusted Operating Net Income through December 31, 2013, which excluded the non-cash gains and losses recognized by JMP Credit Corp due to the sale or payoff of loans originally included in the portfolio acquired by JMP Group in April 2009, as well as the provision for loan losses related to this portfolio of loans. Adjustments derived from sales or payoffs of acquired loans, while once substantial, are no longer material, as the portfolio of acquired loans is almost entirely liquidated. Therefore, the analysis below is based on operating net income. The adjusted operating net income, after a 38% tax rate, was $7.3 million for the six months ended June 30, 2013. The reconciling items for the six months ended June 30, 2013 from adjusted operating net income to operating net income include adding back $0.2 million non-cash gains on the acquired loan portfolio, adding back the specific reserve on loans from the portfolio of $0.9 million, and adding back the related compensation expense of $0.5 million.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues

Investment Banking

Investment banking revenues increased $2.0 million, or 9.5%, from $21.1 million for the quarter ended June 30, 2013 to $23.1 million for the same period in 2014. As a percentage of total net revenues after provision for loan losses, investment banking revenues decreased from 68.1% for the quarter ended June 30, 2013 to 40.1% for the quarter ended June 30, 2014.

Our segment reported investment banking revenues, earned in our Broker-Dealer segment, increased $2.0 million from $21.1 million for the quarter ended June 30, 2013 to $23.1 million for the same period in 2014. Public equity underwriting revenues increased $5.2 million, or 54.6%, from $9.5 million for the quarter ended June 30, 2013 to $14.7 million for the quarter ended June 30, 2014. We executed 37 and 34 public equity underwriting transactions in the quarters ended June 30, 2013 and June 30, 2014, respectively. We acted as a lead manager on six transactions in the quarter ended June 30, 2014 compared to seven in the same period in 2013. The increase was attributed to an increase in average revenues per transaction. Our strategic advisory revenues increased $3.1 million, or 81.4%, from $3.8 million for the quarter ended June 30, 2013 to $6.9 million for the quarter ended June 30, 2014. We executed eight strategic advisory transactions in the quarter ended June 30, 2014 compared to four in the quarter ended June 30, 2013. These increases were partially offset by declines in private capital markets and other transactions and debt and convertible. Our debt and convertible revenues decreased $3.8 million, or 77.7%, from $4.9 million for the quarter ended June 30, 2013 to $1.1 million for the same period in 2014. We executed five transactions related to debt and convertible revenue transactions in the quarter ended June 30, 2014 compared to eight in the same period in 2013. Private capital markets and other transaction decreased from $2.8 million for the quarter ended June 30, 2013 to $0.3 million for the same period in 2014. We executed two debt and convertible transactions in the quarter ended June 30, 2013 compared to zero in the same period in 2014.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment decreased $0.5 million, or 7.6%, from $7.0 million for the quarter ended June 30, 2013 to $6.5 million for the quarter ended June 30, 2014. The decrease was mainly the result of less volume. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 22.6% for the quarter ended June 30, 2013 to 11.3% for the quarter ended June 30, 2014. On an adjusted basis, brokerage revenues were 18.4% and 12.8% for the quarters ended June 30, 2013 and 2014, respectively, as a percentage of adjusted net revenue after provision for loan losses.

Asset Management Fees

(In thousands)	Three Months Ended June 30,
	2014	2013
Base management fees:
Fees reported as asset management fees	$3,163	$2,691
Fees earned at HGC, HGC II and HCC LLC	367	457
Total base management fees	3,530	3,148
Incentive fees:
Fees reported as asset management fees	$11,695	$836
Fees earned at HGC, HGC II and HCC LLC	-	66
Total incentive fees	11,695	902
Other fee income:
Fundraising and other income:	$150	$26
Total other fee income	150	26
Asset management related fees:
Fees reported as asset management fees	$14,858	$3,527
Fees reported as other income	150	26
Fees earned at HGC, HGC II and HCC LLC	367	523
Total Segment asset management related fee revenues	$15,375	$4,076
Consolidation adjustment	(367)	(523)
Adjusted total asset management related fees:	$15,008	$3,553

Fees reported as asset management fees were $3.5 million and $14.9 million for the quarters ended June 30, 2013 and 2014, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues increased from 11.4% for the quarter ended June 30, 2013 to 25.8% for the quarter ended June 30, 2014. Fees reported as other income increased $0.2 million, or 476.9% from $26 thousand for the quarter ended June 30, 2013 to $0.2 million for the quarter ended June 30, 2014. As a percentage of total net revenues after provision for loan losses, other income increased from 0.1% for the quarter ended June 30, 2013 to 0.3% for the same period in 2014.

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

Total segment asset management related fee revenue increased $11.3 million from $4.1 million for the quarter ended June 30, 2013 to $15.4 million for the quarter ended June 30, 2014. The increase primarily was attributed to the $10.8 million increase in incentive fees, from $0.9 million for the quarter ended June 30, 2013 to $11.7 million for the same period in 2014. The increase in incentive fees was driven by a $10.4 million increase related to Harvest Small Cap Partners (“HSCP”). Total base management fee increased $0.4 million from $3.1 million for the quarter ended June 30, 2013 to $3.5 million for the same period in 2014. The increase was driven by increases of $0.3 million in management fees from HCAP Advisors, which was created in the midst of the second quarter of 2013. On an adjusted basis, adjusted asset management related fees were 10.7% and 30.4% for the quarters ended June 30, 2013 and 2014, respectively, as a percentage of adjusted net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues increased $7.4 million from $2.3 million for the quarter ended June 30, 2013 to $9.7 million for the same period in 2014. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were 7.4% for the quarter ended June 30, 2013 and 16.8% for the quarter ended June 30, 2014.

Total segment principal transaction revenues increased $0.5 million from $1.5 million for the quarter ended June 30, 2013 to $2.0 million for the same period in 2014. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. We believe that presenting total segment principal transaction revenues is useful to investors as a means of assessing the performance of JMP Group’s combined investment activities. The principal transaction revenues for both 2013 and 2014 were based in our Investment Income segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

	Three Months Ended June 30,
(In thousands)	2014	2013

Equity and other securities excluding non-controlling interest	$494	$820
Warrants and other investments	35	331
Investment partnerships	1,448	324
Total Segment principal transaction revenues	1,977	1,475
Operating adjustment addbacks	728	(416)
Non-controlling interest in HGC, HGC II and HCC LLC (through May 2, 2013)	6,983	1,233
Total principal transaction revenues	$9,688	$2,292

The increase primarily reflects additional revenues from investment partnerships, partially offset by declines in equity and other securities and in warrants and other investments. Revenues from investment partnerships increased $1.1 million from $0.3 million for the quarter ended June 30, 2013 to $1.4 million for the quarter ended June 30, 2014. Revenues from equity and other securities decreased $0.3 million from $0.8 million for the quarter ended June 30, 2013 to $0.5 million for the same period in 2014. Revenues from warrants and other investments decreased by $0.3 million from $0.3 million for the quarter ended June 30, 2013 to $35 thousand for the quarter ended June 30, 2014. On an adjusted basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues were 3.9% for both the quarters ended June 30, 2013 and 2014.

Gain on Sale and Payoff of Loans

Gain on sale, payoff and mark-to-market of loans decreased $0.9 million, from $0.3 million for the quarter ended June 30, 2013 to a $0.6 million loss for the quarter ended June 30, 2014, respectively. At JMP Credit, during the quarter ended June 30, 2014, 84 loans were sold, paid off or were terminated, resulting in a total net loss of $0.6 million. $0.7 million of these losses were attributable to 31 loans which were sold at a discount to our carrying value. As a percentage of total net revenues after provision for loan losses, gain on sale, payoff and mark-to-market of loans decreased from 1.1% for the quarter ended June 30, 2013 to 1.0% for the quarter ended June 30, 2014.

Gain on sale, payoff and mark-to-market of loans was earned in our Corporate Credit segment. On a segment reporting basis, the gain on sale, payoff and mark-to-market of loans also excludes unrealized mark-to-market gains or losses on the investment portfolio at HCC LLC (through May 2, 2013). Our segment reported gain on sale, payoff and mark-to-market of loans in the Investment Income segment decreased $0.9 million, from $0.3 million for the quarter ended June 30, 2013 to a $0.6 million loss for the quarter ended June 30, 2014. Gain on sale, payoff and mark-to-market of loans decreased from 0.9% for the quarter ended June 30, 2013 to 1.1% for the quarter ended June 30, 2014 as a percentage of total segment adjusted net revenues.

Net Dividend Income/Loss

Net dividend income was $0.3 million and $0.1 million for the quarters ended June 30, 2014 and 2013, respectively. For the quarter ended June 30, 2014, net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Three Months Ended June 30,
	2014	2013
CLO I loan contractual interest income	$3,803	$4,512
CLO I ABS issued contractual interest expense	(1,153)	(1,113)
Net CLO I contractual interest	2,650	3,399

CLO II loan contractual interest income	$3,740	$1,324
CLO II ABS issued contractual interest expense	(1,688)	(1,248)
Net CLO II contractual interest	2,052	76

CLO III loan contractual interest income	$1,178	$-
CLO III ABS issued contractual interest expense	(341)	-
Net CLO III contractual interest	837	-

Bond Payable interest expense	(1,901)	(978)
Other interest income	153	897
Total Segment net interest income	$3,791	$3,394

CLO I loan liquidity discount accretion	-	65
CLO I ABS liquidity discount amortization	-	(6,304)
Net CLO I liquidity discount amortization	-	(6,239)

HCC LLC interest income	-	607
HCC LLC interest expense	-	(156)
Net HCC LLC interest income	-	451

Other interest income adjustment	(3)	-

Total net interest income (expense)	$3,788	$(2,394)

Net interest income increased $6.2 million, or 258.2% from $2.4 million net interest expense for the quarter ended June 30, 2013 to $3.8 million net interest income for the quarter ended June 30, 2014. The net interest income increase was driven primarily by the CLO II interest earned in the quarter ended June 30, 2014. CLO II launched in the second quarter of 2013. These increases in net interest income were partially offset by additional bond interest expense from the 2014 bond issuance, and the reduced interest income from HCC LLC due to its deconsolidation in the second quarter of 2013. As a percentage of total net revenues after provision for loan losses, net interest income was 7.8% for the quarter ended June 30, 2013 and 6.6% for the quarter ended June 30, 2014.

Total segment net interest income increased from $3.4 million for the quarter ended June 30, 2013 to $3.8 million for the quarter ended June 30, 2014. Our total segment net interest income excludes net amortization of liquidity discounts on loans and asset-backed securities issued and interest earned at HCC LLC (through May 2, 2013). Net interest income is earned in our Investment Income segment, and largely reflects net CLO I and CLO II contractual interest. Total segment net interest income is a non-GAAP financial measure that aggregates our segment reported net interest income (expense) across each segment. We believe that presenting total segment net interest income is useful to investors as a means of assessing the performance of JMP Group’s combined credit activities. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment adjusted net revenues, net interest income decreased from 8.9% for the quarter ended June 30, 2013 to 7.5% for the quarter ended June 30, 2014.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Three Months Ended June 30, 2014
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$3,803	$399,487	3.77%	0.23%	3.54%
CLO I ABS issued contractual interest expense	(1,153)	(416,744)	1.10%	0.23%	0.87%
CLO II loan contractual interest income	3,740	324,710	4.55%	0.23%	4.32%
CLO II ABS issued contractual interest expense	(1,688)	(319,298)	2.09%	0.23%	1.86%
CLO III loan contractual interest income	1,178	98,610	4.73%	0.22%	4.51%
CLO III ABS issued contractual interest expense	(341)	(83,058)	1.62%	0.22%	1.40%
Net CLO contractual interest	$5,539	N/A	N/A	N/A	N/A

(In thousands)	Three Months Ended June 30, 2013
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$4,512	$398,222	4.48%	0.28%	4.20%
CLO I ABS issued contractual interest expense	(1,113)	431,003	1.02%	0.28%	0.74%
CLO II loan contractual interest income	1,324	117,870	4.44%	0.41%	4.03%
CLO II ABS issued contractual interest expense	(1,248)	320,000	2.27%	0.41%	1.86%
Net CLO contractual interest	$3,475	N/A	N/A	N/A	N/A

Provision for Loan Losses

Provision for loan losses decreased $0.8 million, or 78.3%, from $1.0 million for the quarter ended June 30, 2013 to $0.2 million for the same period in 2014. As a percent of net revenues after provision for loan losses, provision for loan losses were 3.2% for the quarter ended June 30, 2013 and 0.4% for the quarter ended June 30, 2014.

Total segment provision for loan losses decreased from $0.9 million for the quarter ended June 30, 2013 to a $0.2 million reversal for the quarter ended June 30, 2014. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2014 and 2013 was solely recognized in our Investment Income segment. As a percent of total segment adjusted net revenues, segment provision for loan losses were 1.1% and 0.3% for the quarters ended June 30, 2013 and 2014, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, increased $13.2 million, or 53.3%, from $24.8 million for the quarter ended June 30, 2013 to $38.0 million for the quarter ended June 30, 2014.

Employee payroll, taxes and benefits, and consultant fees were $9.0 million and $10.2 million for the quarters ended June 30, 2013 and 2014, respectively.

Performance-based bonus and commission increased $10.4 million from $14.2 million for the quarter ended June 30, 2013 to $24.6 million for the quarter ended June 30, 2014. The increase was primarily due to the increase in total net revenues after provision for loan losses from $30.9 million for the quarter ended June 30, 2013 to $57.5 million for the same period in 2014.

Equity-based compensation was $1.6 million and $2.5 million for the quarters ended June 30, 2013 and 2014, respectively. The increase is primarily due to $0.8 million of expense related to RSUs issued in connection with the 2013 annual bonus and $0.2 million of expense related to stock options granted in the first quarter of 2014.

Compensation and benefits as a percentage of revenues decreased from 80.2% of total net revenues after provision for loan losses for the quarter ended June 30, 2013 to 66.0% for the same period in 2014. Approximately $6.6 million of the unrealized gain at HGC, HGC II for the quarter ended June 30, 2014 and $0.6 million of the unrealized gain at HGC, HGC II and HCC for the quarter ended June 30, 2013 was attributable to non-controlling interest holders and therefore, did not have associated performance-based bonus expense, resulting in the higher percentages for these quarters.

Our segment reported compensation and benefits, which recognizes 100% of the cost of deferred compensation, including non-cash stock-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits increased $12.0 million from $24.8 million for the quarter ended June 30, 2013 to $36.8 million for the quarter ended June 30, 2014. As a percent of total segment net revenues, compensation and benefits were 65.5% and 72.7% for the quarters ended June 30, 2013 and 2014, respectively.

Administration

Administration expense decreased $2.2 million, from $4.0 million for the quarter ended June 30, 2013 to $1.8 million for the quarter ended June 30, 2014. The decrease primarily was attributed to a conference held in the first quarter of 2014 that was held in the second quarter in 2013. As a percentage of total net revenues after provision for loan losses, administration expense decreased from 13.0% for the quarter ended June 30, 2013 to 3.1% for the same period in 2014.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees decreased $0.2 million from $1.0 million for the quarter ended June 30, 2013 to $0.8 million for the same period in 2014. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 3.3% for the quarter ended June 30, 2013 to 1.4% for the same period in 2014.

Travel and Business Development

Travel and business development expense was $1.0 million for both the quarters ended June 30, 2013 and 2014. As a percentage of total net revenues after provision for loan losses, travel and business development expense decreased from 3.4% for the quarter ended June 30, 2013 to 1.7% for the same period in 2014.

Communications and Technology

Communications and technology expenses were $0.8 million and $0.9 million for the quarters ended June 30, 2013 and 2014, respectively. As a percentage of total net revenues after provision for loan losses, communications and technology expense decreased from 2.7% for the quarter ended June 30, 2013 to 1.6% for the same period in 2014.

Professional Fees

Professional fees were $0.8 million and $1.3 million for the quarters ended June 30, 2013 and 2014, respectively. As a percentage of total net revenues after provision for loan losses, professional fees decreased from 2.6% for the quarter ended June 30, 2013 to 2.2% for the same period in 2014.

Other Expenses

Other expenses increased $0.1 million from $1.3 million for the quarter ended June 30, 2013 to $1.4 million for the quarter ended June 30, 2014. As a percentage of total net revenues after provision for loan losses, other expenses were 4.1% and 2.5% for the quarters ended June 30, 2013 and 2014, respectively.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest increased from a $0.8 million loss for the quarter ended June 30, 2013 to $6.7 million income for the quarter ended June 30, 2014. Non-controlling interest for both the quarters ended June 30, 2013 and 2014 includes the interest of third parties in CLO I, CLO II, HCC LLC, HGC, HGC II, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements.

Provision for Income Taxes

For the quarters ended June 30, 2013 and 2014, we recorded income tax benefit of $0.6 million and tax expense of $2.5 million, respectively. The effective tax rates for the quarters ended June 30, 2013 and 2014 were 21.20% and 19.82%, respectively.

Our operating net income assumes a combined federal, state and local income tax rate of 38% for both quarters ended June 30, 2013 and 2014. Segment income tax expense increased $0.5 million from $2.0 million for the quarter ended June 30, 2013 to $2.5 million for the quarter ended June 30, 2014.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues

Investment Banking

Investment banking revenues increased $14.9 million, or 45.1%, from $33.2 million for the six months ended June 30, 2013 to $48.1 million for the same period in 2014. As a percentage of total net revenues after provision for loan losses, investment banking revenues decreased from 61.2% for the six months ended June 30, 2013 to 50.6% for the six months ended June 30, 2014.

Our segment reported investment banking revenues, earned in our Broker-Dealer segment, increased $14.9 million from $33.2 million for the six months ended June 30, 2013 to $48.1 million for the same period in 2014. Public equity underwriting revenues increased $15.8 million, or 85.8%, from $18.4 million for the six months ended June 30, 2013 to $34.2 million for the six months ended June 30, 2014. We executed 70 and 67 public equity underwriting transactions in the six months ended June 30, 2013 and June 30, 2014, respectively. We acted as a lead manager on 14 transactions in the six months ended June 30, 2014 compared to 16 in the same period in 2013. The increase was attributed to our role as a lead in more transactions, in addition to an increase in average revenues per transaction. Our strategic advisory revenues increased $5.0 million, or 95.2%, from $5.2 million for the six months ended June 30, 2013 to $10.2 million for the six months ended June 30, 2014. We executed 11 strategic advisory transactions in the six months ended June 30, 2014, compared to five in the same period in 2013. Our debt and convertible revenues decreased $3.9 million from $6.5 million for the six months ended June 30, 2013 to $2.7 million for the same period in 2014. We executed 11 debt and convertible transactions in the six months ended June 30, 2014 compared to 18 in the same period in 2013. Private capital markets and other transaction revenues decreased $2.0 million, or 65.6%, from $3.0 million for the six months ended June 30, 2013 to $1.0 million for the same period in 2014. We executed one transaction related to private capital markets and other transactions in the six months ended June 30, 2014 compared to two in the same period in 2013.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment increased $0.9 million, or 7.9%, from $12.2 million for the six months ended June 30, 2013 to $13.1 million for the six months ended June 30, 2014. The increase was mainly the result of increased volume. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 22.5% for the six months ended June 30, 2013 to 13.8% for the six months ended June 30, 2014. On an adjusted basis, brokerage revenues were 13.9% and 17.4% for the six months ended June 30, 2013 and 2014, respectively, as a percentage of adjusted net revenue after provision for loan losses.

Asset Management Fees

(In thousands)	Six Months Ended June 30,
	2014	2013
Base management fees:
Fees reported as asset management fees	$6,147	$5,055
Fees earned at HGC, HGC II and HCC LLC	746	964
Total base management fees	6,893	6,019

Incentive fees:
Fees reported as asset management fees	$14,255	$5,223
Fees earned at HGC, HGC II and HCC LLC	-	417
Total incentive fees	14,255	5,640

Other fee income:
Fundraising and other income:	$372	$314
Total other fee income	372	314

Asset management related fees:
Fees reported as asset management fees	$20,402	$10,278
Fees reported as other income	372	314
Fees earned at HGC, HGC II and HCC LLC	746	1,381
Total Segment asset management related fee revenues	$21,520	$11,973

Consolidation adjustment	(746)	(1,381)

Adjusted total asset management related fees:	$20,774	$10,592

Fees reported as asset management fees were $10.3 million and $20.4 million for the six months ended June 30, 2013 and 2014, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues increased from 19.0% for the six months ended June 30, 2013 to 21.4% for the six months ended June 30, 2014. Fees reported as other income increased $0.1 million, or 18.5% from $0.3 million for the six months ended June 30, 2013 to $0.4 million for the six months ended June 30, 2014. As a percentage of total net revenues after provision for loan losses, other income decreased from 0.6% for the six months ended June 30, 2013 to 0.4% for the same period in 2014.

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

Total segment asset management related fee revenue increased $9.5 million from $12.0 million for the six months ended June 30, 2013 to $21.5 million for the six months ended June 30, 2014. The increase primarily was attributed to the $8.7 million increase in incentive fees from $5.6 million for the six months ended June 30, 2013 to $14.3 million for the same period in 2014. The increase in incentive fees was driven by an increase of $9.2 million related to HSCP. Total base management fee increased $0.9 million from $6.0 million for the six months ended June 30, 2013 to $6.9 million for the same period in 2014. The increase was driven by increases of $0.7 million in management fees from HCAP Advisors, which was created subsequent to the first quarter of 2013. On an adjusted basis, adjusted asset management related fees were 17.1% and 22.8% for the six months ended June 30, 2013 and 2014, respectively, as a percentage of adjusted net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues increased $1.8 million from $4.2 million for the six months ended June 30, 2013 to $6.0 million for the same period in 2014. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were 7.8% for the six months ended June 30, 2013 and 6.3% for the quarter ended June 30, 2014.

Total segment principal transaction revenues were $3.7 million for both the six months ended June 30, 2013 and 2014. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. We believe that presenting total segment principal transaction revenues is useful to investors as a means of assessing the performance of JMP Group’s combined investment activities. The principal transaction revenues for both 2013 and 2014 were based in our Investment Income segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

(In thousands)	Six Months Ended June 30,
	2014	2013

Equity and other securities excluding non-controlling interest	$1,337	$1,461
Warrants and other investments	10	680
Investment partnerships	2,320	1,523
Total Segment principal transaction revenues	3,667	3,664
Operating adjustment addbacks	623	(108)
Non-controlling interest in HGC, HGC II and HCC LLC (through May 2, 2013)	1,705	653
Total principal transaction revenues	$5,995	$4,209

The increase primarily reflects additional revenue from investment partnerships, partially offset by decreases in warrants and other investments and equity and other securities. Revenues from investment partnerships increased $0.8 million from $1.5 million for the six months ended June 30, 2013 to $2.3 million for the six months ended June 30, 2014. Revenues from warrants and other investments decreased by $0.7 million from $0.7 million for the six months ended June 30, 2013. Revenues from equity and other securities decreased $0.2 million from $1.5 million for the six months ended June 30, 2013 to $1.3 million for the same period in 2014. On an adjusted basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 5.2% for the six months ended June 30, 2013 to 3.9% for the six months ended June 30, 2014.

Gain on Sale and Payoff of Loans

Gain on sale, payoff and mark-to-market of loans decreased $1.6 million, from $1.4 million for the six months ended June 30, 2013 to a $0.2 million loss for the six months ended June 30, 2014, respectively. At JMP Credit, during the six months ended June 30, 2014, 126 loans were sold, paid off or were terminated, resulting in a total net loss of $0.2 million. $1.1 million of the loss related to 58 loans, 37 of which were sold at a discount to our carrying value. The losses were partially offset by $0.4 million related to three terminated commitments, $0.4 million relating to loan payoffs, where the borrowers repaid the loans at a premium to our carrying value, and $0.1 million relating to loans sold at a premium. As a percentage of total net revenues after provision for loan losses, gain on sale, payoff and mark-to-market of loans decreased from 2.6% for the six months ended June 30, 2013 to 0.2% for the six months ended June 30, 2014.

Gain on sale, payoff and mark-to-market of loans was earned in our Investment Income segment. On a segment reporting basis, the gain on sale, payoff and mark-to-market of loans also excludes unrealized mark-to-market gains or losses on the investment portfolio at HCC LLC (through May 2, 2013). Our segment reported gain on sale, payoff and mark-to-market of loans in the Investment Income segment decreased $1.5 million, from $1.3 million for the six months ended June 30, 2013 to a $0.2 million loss for the six months ended June 30, 2014. Gain on sale, payoff and mark-to-market of loans decreased from 1.9% for the six months ended June 30, 2013 to 0.2% for the six months ended June 30, 2014 as a percentage of total segment adjusted net revenues.

Net Dividend Income/Loss

Net dividend income was $0.5 million and $0.1 million for the six months ended June 30, 2014 and June 30, 2013, respectively. For the six months ended June 30, 2014, net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Six Months Ended June 30,
	2014	2013
CLO I loan contractual interest income	$7,816	$9,543
CLO I ABS issued contractual interest expense	(2,303)	(2,233)
Net CLO I contractual interest	5,513	7,310

CLO II loan contractual interest income	$7,447	$1,324
CLO II ABS issued contractual interest expense	(3,368)	(1,248)
Net CLO II contractual interest	4,079	76

CLO III loan contractual interest income	$1,439	$-
CLO III ABS issued contractual interest expense	(380)	-
Net CLO III contractual interest	1,059	-

Bond Payable interest expense	(3,485)	(1,644)
Other interest income	402	1,941
Total Segment net interest income	$7,568	$7,683

CLO I loan liquidity discount accretion	-	569
CLO I ABS liquidity discount amortization	-	(15,548)
Net CLO I liquidity discount amortization	-	(14,979)

HCC LLC interest income	-	2,393
HCC LLC interest expense	-	(632)
Net HCC LLC interest income	-	1,761

Other interest income adjustment	(20)	-

Total net interest income (expense)	$7,548	$(5,535)

Net interest income increased $13.0 million, or 236.4% from $5.5 million net interest expense for the six months ended June 30, 2013 to $7.5 million net interest income for the six months ended June 30, 2014. The net interest income increase was driven primarily by the CLO I liquidity discount amortization included in the six months ended June 30, 2013 and the CLO II interest earned in the six months ended June 30, 2014. CLO II launched subsequent to the first quarter of 2013. These increases in net interest income were partially offset by additional bond interest expense from the 2014 bond issuance, and the reduced interest income from HCC LLC due to its deconsolidation in the second quarter of 2013. As a percentage of total net revenues after provision for loan losses, net interest income was 10.2% for the six months ended June 30, 2013 and 7.9% for the six months ended June 30, 2014.

Total segment net interest income decreased from $7.7 million for the six months ended June 30, 2013 to $7.6 million for the six months ended June 30, 2014. Our total segment net interest income excludes net amortization of liquidity discounts on loans and asset-backed securities issued and interest earned at HCC LLC (through May 2, 2013). Net interest income is earned in our Investment Income segment, and largely reflects net CLO I and CLO II contractual interest. Total segment net interest income is a non-GAAP financial measure that aggregates our segment reported net interest income (expense) across each segment. We believe that presenting total segment net interest income is useful to investors as a means of assessing the performance of JMP Group’s combined credit activities. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment adjusted net revenues, net interest income decreased from 11.0% for the six months ended June 30, 2013 to 8.0% for the six months ended June 30, 2014.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Six Months Ended June 30, 2014
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$7,816	$402,367	3.86%	0.23%	3.63%
CLO I ABS issued contractual interest expense	(2,303)	(415,255)	1.10%	0.23%	0.87%
CLO II loan contractual interest income	7,447	325,790	4.56%	0.23%	4.33%
CLO II ABS issued contractual interest expense	(3,368)	(319,488)	2.09%	0.23%	1.86%
CLO III loan contractual interest income	1,439	61,096	4.68%	0.14%	4.54%
CLO III ABS issued contractual interest expense	(380)	(46,583)	1.12%	0.14%	0.98%
Net CLO contractual interest	$10,651	N/A	N/A	N/A	N/A

(In thousands)	Six Months Ended June 30, 2013
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$9,543	$404,708	4.64%	0.29%	4.35%
CLO I ABS issued contractual interest expense	(2,233)	(431,003)	1.03%	0.29%	0.74%
CLO II loan contractual interest income	1,324	59,261	4.44%	0.41%	4.03%
CLO II ABS issued contractual interest expense	(1,248)	(320,000)	2.27%	0.41%	1.86%
Net CLO contractual interest	$7,386	N/A	N/A	N/A	N/A

Provision for Loan Losses

Provision for loan losses decreased $1.2 million, or 63.1%, from $1.9 million for the six months ended June 30, 2013 to $0.7 million for the same period in 2014. As a percent of net revenues after provision for loan losses, provision for loan losses decreased from 3.6% for the six months ended June 30, 2013 and 0.7% for the six months ended June 30, 2014.

Total segment provision for loan losses decreased from $0.8 million for the six months ended June 30, 2013 to a $0.2 million reversal for the six months ended June 30, 2014. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2014 and 2013 was solely recognized in our Investment Income segment. As a percent of total segment adjusted net revenues, segment provision for loan losses were 1.1% and 0.2% for the six months ended June 30, 2013 and 2014, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, increased $25.0 million, or 56.3%, from $44.4 million for the six months ended June 30, 2013 to $69.4 million for the six months ended June 30, 2014.

Employee payroll, taxes and benefits, and consultant fees were $18.6 million and $19.9 million for the six months ended June 30, 2013 and 2014, respectively.

Performance-based bonus and commission increased $21.8 million from $23.2 million for the six months ended June 30, 2013 to $45.0 million for the six months ended June 30, 2014. The increase was primarily due to the increase in total net revenues after provision for loan losses from $54.2 million for the six months ended June 30, 2013 to $95.2 million for the same period in 2014.

Equity-based compensation was $2.6 million and $4.5 million for the six months ended June 30, 2013 and 2014, respectively. The increase is primarily due to $1.2 million and $0.3 million of expense related to RSUs issued in connection with the 2013 annual bonus and RSUs issued to certain new employees, respectively, and $0.4 million of expense related to stock options granted in the first quarter of 2014.

Compensation and benefits as a percentage of revenues decreased from 82.0% of total net revenues after provision for loan losses for the six months ended June 30, 2013 to 72.9% for the same period in 2014. Approximately $0.8 million of the unrealized gain at HGC and HGC II for the six months ended June 30, 2014 and $0.6 million of the unrealized loss at HGC and HGC II for the six months ended June 30, 2013 was attributable to non-controlling interest holders and therefore, did not have associated performance-based bonus expense, resulting in the higher percentages for these periods.

Our segment reported compensation and benefits recognizes 100% of the cost of deferred compensation, including non-cash stock-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits increased $22.6 from $44.8 million for the six months ended June 30, 2013 to $67.4 million for the six months ended June 30, 2014. As a percent of total segment net revenues, compensation and benefits were 64.0% and 71.3% for the six months ended June 30, 2013 and 2014, respectively.

Administration

Administration expense decreased $1.8 million, from $5.3 million for the six months ended June 30, 2013 to $3.5 million for the six months ended June 30, 2014. The decrease was attributed to $2.5 million expense paid by HCAP Advisors to underwriters in connection with an agreement with HCC in the six months ended June 30, 2013. As a percentage of total net revenues after provision for loan losses, administration expense decreased from 9.9% for the six months ended June 30, 2013 to 3.7% for the same period in 2014.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $1.9 million and $1.7 million for the six months ended June 30, 2013 and 2014, respectively. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 3.5% for the six months ended June 30, 2013 to 1.8% for the same period in 2014.

Travel and Business Development

Travel and business development expense decreased from $2.0 million for the six months ended June 30, 2013 to $1.8 million for the six months ended June 30, 2014. As a percentage of total net revenues after provision for loan losses, travel and business development expense decreased from 3.7% for the six months ended June 30, 2013 to 1.9% for the same period in 2014.

Communications and Technology

Communications and technology expenses increased $0.2 million from $1.7 million for the six months ended June 30, 2013 to $1.9 million for the same period in 2014. As a percentage of total net revenues after provision for loan losses, communications and technology expense decreased from 3.1% for the six months ended June 30, 2013 to 2.0% for the same period in 2014.

Professional Fees

Professional fees increased $0.3 million, from $1.8 million or the six months ended June 30, 2013 to $2.1 million for the same period in 2014. As a percentage of total net revenues after provision for loan losses, professional fees decreased from 3.4% for the six months ended June 30, 2013 to 2.2% for the same period in 2014.

Other Expenses

Other expenses increased $0.3 million, from $2.4 million for the six months ended June 30, 2013 to $2.7 million for the six months ended June 30, 2014. As a percentage of total net revenues after provision for loan losses, other expenses were 4.4% and 2.8% for the six months ended June 30, 2013 and 2014, respectively.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest increased from a $0.8 million loss for the six months ended June 30, 2013 to $0.8 million income for the six months ended June 30, 2014. Non-controlling interest for the six months ended June 30, 2014 includes the interest of third parties in CLO I, CLO II, HGC, HGC II, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the six months ended June 30, 2013 also includes the interest of third parties in HCC LLC, partially-owned subsidiaries consolidated in our financial statements.

Provision for Income Taxes

For the six months ended June 30, 2013 and 2014, we recorded income tax benefit of $1.5 million and tax expense of $4.1 million, respectively. The effective tax rates for the six months ended June 30, 2013 and 2014 were 26.72% and 34.18%, respectively. The difference in the effective tax rate was primarily attributable to the income associated with HGC, HGC II and HCC LLC which are consolidated for financial reporting purposes but not for tax purposes.

Our operating net income assumes a combined federal, state and local income tax rate of 38% for both the six months ended June 30, 2013 and 2014. Segment income tax expense increased $1.0 million from $4.2 million for the six months ended June 30, 2013 to $5.2 million for the six months ended June 30, 2014.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital resources and liquidity for the six months ended June 30, 2014 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of June 30, 2014, we had net liquid assets of $26.3 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, deferred compensation paid in January 2014, note payable and non-controlling interest. We have satisfied our capital and liquidity requirements primarily through the net proceeds from the initial public offering, the January 2013 issuance of the 2013 Senior Notes, the January 2014 issuance of the 2014 Senior Notes, and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. At June 30, 2014 and December 31, 2013, we had Level 3 assets (financial instruments measured on a recurring basis whose fair value was determined using unobservable inputs that are not corroborated by market data) of $115.4 million and $112.1 million, respectively, which represented 9.2% and 10.0% of total assets, respectively. Level 3 assets increased by $3.3 million, due to the purchases of $4.6 million, unrealized gain of $1.6 million, partially offset by the sales and settlements of $2.6 million.

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

For financial reporting purposes, the loans and asset-backed securities of the CLOs are consolidated on our balance sheet. The loans are reported at their cost adjusted for amortization of liquidity discount and credit reserves, both of which were recorded at the CLO I acquisition date, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discount only. At June 30, 2014, we had $815.7 million of loans collateralizing asset-backed securities, net, $60.7 million of restricted cash and $1.7 million of interest receivable funded by $710.1 million of asset-backed securities issued, net, and interest payable of $1.9 million. These assets and liabilities represented 70.3% of total assets and 70.7% of total liabilities respectively, reported on our Consolidated Statement of Financial Condition at June 30, 2014.

The tables below summarize the loans held by the CLOs grouped by range of outstanding balance, industry and Moody’s Investors Services, Inc. rating category as of June 30, 2014.

(Dollars in thousands)	As of June 30, 2014
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal
$0 - $500	38	11/2015 - 6/2021	$15,546
$500 - $2,000	106	12/2014 - 5/2021	310,632
$2,000 - $5,000	12	4/2016 - 12/2020	82,695
$5,000 - $10,000	289	1/2015 - 2/2022	384,856
$10,001+	3	5/2016 - 2/2019	32,250
Total	448		$825,979

(Dollars in thousands)	As of June 30, 2014
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Healthcare, Education & Childcare	35	$83,994	10.2%
High Tech Industries	32	56,098	6.8%
Hotels, Motels, Inns and Gaming	27	52,113	6.3%
Retail Store	24	41,480	5.0%
Chemicals, Plastics and Rubber	15	40,775	4.9%
Beverage, Food & Tobacco	20	39,268	4.8%
Services: Business	26	38,990	4.7%
Automobile	17	36,237	4.4%
Services: Consumer	14	34,119	4.1%
Banking, Finance, Insurance & Real Estate	19	33,438	4.0%
Utilities	12	29,681	3.6%
Telecommunications	18	26,252	3.2%
Diversified/Conglomerate Service	16	25,847	3.1%
Electronics	12	25,712	3.1%
Aerospace & Defense	13	18,874	2.3%
Leisure , Amusement, Motion Pictures & Entertainment	8	17,032	2.1%
Media: Broadcasting & Subscription	9	15,918	1.9%
Construction & Building	8	14,393	1.7%
Capital Equipment	9	13,978	1.7%
Metals & Mining	7	13,388	1.6%
Media: Diversified & Production	6	12,606	1.5%
Personal, Food & Misc Services	8	11,930	1.4%
Personal &Non-Durable Consumer Products	6	11,726	1.4%
Consumer Goods: Durable	9	10,836	1.3%
Broadcasting & Entertainmt.	3	10,644	1.3%
Containers, Packaging and Glass	7	10,563	1.3%
Environmental Industries	7	8,641	1.0%
Finance	4	8,434	1.0%
Printing & Publishing	3	7,845	0.9%
Energy: Electricity	5	7,820	0.9%
Diversified/Conglomerate Mfg	8	6,113	0.7%
Transportation: Consumer	3	6,112	0.7%
Consumer Goods: Non-durable	4	5,995	0.7%
Home and Office Furnishings, Housewares and Durable Consumer Products	2	5,601	0.7%
Forest Products & Paper	4	5,414	0.7%
Ecological	5	5,382	0.7%
Insurance	2	4,622	0.6%
Energy: Oil & Gas	4	4,064	0.5%
Textiles & Leather	2	3,798	0.5%
Transportation: Cargo	2	3,478	0.4%
Personal Transportation	2	2,982	0.4%
Grocery	2	2,656	0.4%
Advertising, Printing & Publishing	2	2,498	0.4%
Cargo Transport	1	2,207	0.3%
Diversified Natural Resources, Precious Metals and Minerals	1	1,610	0.2%
Farming & Agriculture	1	1,474	0.2%
Media, Advertising, Printing & Publishing	1	998	0.1%
Wholesale	1	998	0.1%
Machinery (Non-Agriculture,Non-Construction & Non-Electronic)	1	858	0.1%
Personal and Non-Durable Consumer Products (mfg only)	1	487	0.1%
	448	825,979	100%

(Dollars in thousands)	As of June 30, 2014
Moody's Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
Baa2	1	$2,000	0.2%
Baa3	2	13,056	1.6%
Ba1	8	21,987	2.7%
Ba2	29	60,986	7.4%
Ba3	62	146,201	17.8%
B1	114	222,530	26.9%
B2	178	278,522	33.7%
B3	48	72,554	8.8%
Ca	1	394	0.0%
Caa1	3	4,251	0.5%
Caa2	2	3,498	0.4%
Total	448	$825,979	100%

Other Liquidity Considerations

As of June 30, 2014, our indebtedness consists of our bonds payable. We have no outstanding balances on our revolving lines of credit with City National Bank (“CNB”), related to JMP Group LLC (“JMPG LLC”), or JMP Securities. We have $0.7 million outstanding on the revolving line of credit of our wholly-owned subsidiary, or HGC II, defined below.

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

Prior to April 30, 2014, a credit agreement (the “Credit Agreement”) with City National Bank (“CNB”) provided a line of credit of up to $30.0 million to the extent the aggregate outstanding balance of all facilities did not exceed $58.5 million. The unused portion of the line incurred an unused facility fee at the rate of 0.25% per annum, paid quarterly. The line of credit was available through April 30, 2014. On April 30, 2014, the Company entered into an amendment to its Credit Agreement (the “Amendment”) between JMP Group and CNB. The Amendment provides a $25.0 million line of credit with a revolving period of two years. At the end of these two years, any outstanding amounts convert to a term loan. This term loan will be repaid in equal quarterly installments over the following three years. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company’s outstanding balance on this line of credit was zero as of both June 30, 2014 and December 31, 2013.

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

The Credit Agreement includes minimum fixed charge and interest charge coverage ratios applicable to us and our subsidiaries, a minimum net worth covenant applicable to us and our subsidiaries and a minimum liquidity covenant applicable to JMPG LLC and its subsidiaries. As of June 30, 2014, we were in compliance with all of these financial covenants. The Credit Agreement also includes an event of default for a “change of control” that tests, in part, the composition of our ownership and an event of default if two or more of the members of the Executive Committee fail to be involved actively on an ongoing basis in the management of JMPG LLC or any of its subsidiaries. The CNB Loans are guaranteed by HCS and secured by a lien on substantially all assets of JMPG LLC and HCS.

Separately, under a Revolving Note and Cash Subordination Agreement, dated as of April 8, 2011, by and between CNB and JMP Securities, as amended, JMP Securities held a subordinated revolving line of credit with CNB (the “Broker/Deal Line of Credit”) to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. Pursuant to the Amendment, the prior $15.0 million line of credit held at JMP Securities, which was scheduled to mature May 6, 2014, was increased to $20.0 million and renewed for one year. On May 6, 2015, any existing outstanding amount will convert to a loan maturing the following year. The remaining terms of this line of credit are consistent with those of the prior line of credit. There was no borrowing on this line of credit as of June 30, 2014 or December 31, 2013.

On November 22, 2013, HGC II entered into a line of credit of $3.0 million with CNB. Draws on the line of credit bear interest at the rate of prime plus 0.5% per annum, paid quarterly. The line of credit will be available through December 1, 2015 or fifteen days prior to the expiration of the commitment period of HGC II unless renewed. Proceeds for this line of credit are used to purchase investments, prior to capital calls from HGC II investors. The Company had $0.7 million outstanding on this line of credit as of June 30, 2014.

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

The Company currently intends to declare quarterly cash dividends on all outstanding shares of common stock. In March 2014, the Company’s board of directors declared a quarterly cash dividend of $0.045 per share of common stock, paid in April 2014 for the fourth quarter of 2013. In April 2014, the Company’s board of directors declared a quarterly cash dividend of $0.050 per share of common stock, paid in May 2014 for the first quarter of 2014.

During the six months ended June 30, 2014, the Company repurchased 205,912 shares of the Company’s common stock at an average price of $6.47 per share, for an aggregate purchase price of $1.3 million. 20,915 of these repurchased shares were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company.

We had total restricted cash of $97.2 million comprised primarily of $71.0 million of restricted cash at JMP Credit on June 30, 2014. This balance was comprised of $10.6 million in interest received from loans in CLO I, and $60.4 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLOs. The principal restricted cash will be used to buy additional loans.

Because of the nature of our investment banking and sales and trading businesses, liquidity is important to us. Accordingly, we regularly monitor our liquidity position, including our cash and net capital positions. We believe that our available liquidity and current level of equity capital, combined with the net proceeds to us from the initial public offering and funds anticipated to be provided by our operating activities, will be adequate to meet our liquidity and regulatory capital requirements for at least the next twelve months. If circumstances required it, we could improve our liquidity position by discontinuing repurchases of the Company‘s common stock, halting cash dividends on our common stock and reducing cash bonus compensation paid.

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of $44.3 million and $59.1 million, which were $43.3 million and $58.1 million in excess of the required net capital of $1.0 million at June 30, 2014 and December 31, 2013, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.22 to 1 and 0.16 to 1 at June 30, 2014 and December 31, 2013, respectively.

A condensed table of cash flows for the six months ended June 30, 2014 and 2013 is presented below.

(Dollars in thousands)	Six Months Ended June 30,		Change from 2013 to 2014
	2014	2013		%
Cash flows used in operating activities	$(22,371)	$15,526	$(37,897)	-244.1%
Cash flows used in investing activities	(106,037)	(92,723)	(13,314)	-14.4%
Cash flows provided by financing activities	112,105	63,452	48,653	76.7%
Total cash flows	$(16,303)	$(13,745)	$(2,558)	-18.6%

Cash Flows for the Six Months Ended June 30, 2014

Cash decreased by $16.3 million during the six months ended June 30, 2014, as a result of cash used in operating activities and investing activities, partially offset by cash provided by financing activities.

Our operating activities used $22.4 million of cash from the net income of $8.0 million, adjusted for the cash used by operating assets and liabilities of $25.4 million, and used by non-cash revenue and expense items of $5.0 million. The cash used by the change in operating assets and liabilities included an increase in restricted cash deposits and other assets of $17.9 million, a decrease in accrued compensation and other liabilities of $11.8 million, partially offset by an increase in marketable securities of $10.9 million.

Our investing activities used $106.0 million of cash primarily due to funding of loans collateralizing ABS of $282.3 million and purchases of other investments of $26.3 million, partially offset by cash provided from sales and payoff of loans collateralizing ABS of $155.8 million, principle receipts on loans collateralizing ABS of $37.8 million, and sales of investments of $24.4 million.

Our financing activities provided $112.1 million of cash primarily due to $97.5 million proceeds from the CLO III warehouse credit facility, $48.3 million proceeds from the bond issuance, partially offset by the $15.0 million repayment of a term loan, $6.8 million repayment of ABS issued, and $6.0 million purchase of subsidiary shares.

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

 Contractual Obligations

As of June 30, 2014, our aggregate minimum future commitment on our leases was $16.8 million. See Note 13 of the Notes to the consolidated financial statements for more information. In January 2014, the Company issued a $42.0 million bond, payable in 2021, with annual interest payments of $2.4 million in 2014, and subsequent annual interest payments of $3.2 million, from 2015 through 2021. Our remaining contractual obligations have not materially changed from those reported in our 2013 10-K.

Off-Balance Sheet Arrangements

In connection with the CLOs, the Company had unfunded commitments to lend of $35.4 million and $40.4 million and standby letters of credit of $1.6 million and $1.8 million as of June 30, 2014 and December 31, 2013, respectively. The funds for the unfunded commitments to lend and the cash collateral supporting these standby letters of credit are included in restricted cash on the Consolidated Statement of Financial Position as of June 30, 2014. These commitments do not extend to JMP Group Inc. See Note 18 of the Notes to the consolidated financial statements for more information on the financial instruments with off-balance sheet risk in connection with the CLOs.

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

We had no other material off-balance sheet arrangements as of June 30, 2014. However, as described below under “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting periods. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. The use of different estimates and assumptions could produce materially different results. For example, if factors such as those discussed under the caption “Risk Factors” in our 2013 10-K cause actual events to differ from the assumptions we used in applying the accounting policies, our results of operations, financial condition and liquidity could be adversely affected.

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

Even though we trade in equity securities as an active participant in both listed and OTC markets and we make markets in approximately 900 stocks, we typically maintain very few securities in inventory overnight to minimize market risk. In addition, we act as agent rather than principal whenever we can and may use a variety of risk management techniques and hedging strategies in the ordinary course of our trading business to manage our exposures. Historically, in connection with our principal investments in publicly-traded equity securities, we have engaged in short sales of equity securities to offset the risk of purchasing other equity securities. We engaged in a forward contract derivative and a swaption derivative in 2012 and 2014, respectively, to secure the acquisition of certain private equity securities. In the future, we may utilize other hedging strategies such as equity derivative trades.

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

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $36.8 million as of June 30, 2014. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $24.7 million as of June 30, 2014. The net potential loss in fair value for our marketable equity securities portfolio as of June 30, 2014, using a hypothetical 10% decline in prices, is estimated to be approximately $1.2 million. In addition, as of June 30, 2014, we have invested $69.0 million of our own capital in our funds, which are invested primarily in publicly traded equity securities. The net potential loss in fair value for our investments at June 30, 2014, using a hypothetical 10% decline in the funds’ investment portfolios, is estimated to be approximately $6.9 million. A 10% decrease in the fair value of our investment in the equity securities in HGC, HGC II and JMP Capital is immaterial to the Company’s results of operations due to the impact of the non-controlling interest holders. As of June 30, 2014, our interest in HGC and HGC II was 4.77% and 2.25%, respectively.

Interest Rate Risk

Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold U.S. Treasury securities and other fixed income securities and may incur interest-sensitive liabilities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve.

As of June 30, 2014, approximately 83.5% of our combined CLO portfolios had LIBOR floors with a weighted average floor of 0.97%. Many of the loans in CLO portfolios have variable interest rates indexed to LIBOR and subject to a LIBOR floor, which provides additional income during periods when LIBOR rates are below the floor levels. Loans with a LIBOR floor pay an interest rate of LIBOR plus the applicable margin so long as LIBOR remains above the specified floor level. If, however, LIBOR falls below the floor, the interest rate is the floor level plus the applicable margin. The asset backed securities issued by our CLOs typically have variable interest rates indexed to LIBOR, but do not have LIBOR floors. Accordingly, in a low interest rate environment, the equity holders of our CLOs benefit from a so called LIBOR floor benefit. If the LIBOR increases above the applicable LIBOR floors, the variable interest payments on the CLO asset backed securities will also increase, and the LIBOR floor benefit to us will decrease. This would diminish the return on equity of our CLOs that we hold, which could have an adverse impact on our results of operations.

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

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended June 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1, 2014 to April 30, 2014	126,766	$6.39	126,766	981,486
May 1, 2014 to May 31, 2014	18,224	$6.50	18,224	963,262
June 1, 2014 to June 30, 2014	60,922	$6.64	60,922	902,340
Total	205,912		205,912

(1)	The Company’s board of directors authorized the repurchase of 1.3 million shares through December 31, 2014.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2014

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).