Form 10-Q
period 2014-09-30
JMP Group Inc.
filed 2014-11-04
CIK 1383803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014 OR

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of October 31, 2014 was 20,551,582.

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

PART I. FINANCIAL INFORMATION

ITEM 1.        Financial Statements

JMP Group Inc.

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2014	December 31, 2013

Assets
Cash and cash equivalents	$87,735	$65,906
Restricted cash and deposits (includes cash on deposit with clearing broker of $220 and $150 at September 30, 2014 and December 31, 2013, respectively)	199,496	68,029
Receivable from clearing broker	1,579	1,280
Investment banking fees receivable, net of allowance for doubtful accounts of $15 and zero at September 30, 2014 and December 31, 2013, respectively	9,081	13,161
Marketable securities owned, at fair value	35,630	29,295
Incentive fee receivable	6,152	7,910
Other investments (includes $197,890 and $161,518 measured at fair value at September 30, 2014 and December 31, 2013, respectively)	199,781	161,773
Loans held for investment, net of allowance for loan losses	1,786	825
Loans collateralizing asset-backed securities issued, net of allowance for loan losses (1)	917,715	727,270
Interest receivable	2,257	1,876
Fixed assets, net	2,287	2,092
Deferred tax assets	7,220	12,492
Other assets	20,949	30,022
Total assets	$1,491,668	$1,121,931

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$18,462	$13,749
Accrued compensation	46,800	51,347
Asset-backed securities issued	1,013,849	716,423
Interest payable	3,455	2,767
Note payable	-	15,000
Line of credit	-	2,895
Bond payable	94,300	46,000
Deferred tax liability	6,984	3,625
Other liabilities	29,829	32,885
Total liabilities	1,213,679	884,691

Commitments and Contingencies
JMP Group Inc. Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,780,052 shares issued at both September 30, 2014 and December 31, 2013; 21,619,369 and 21,819,446 shares outstanding at September 30, 2014 and December 31, 2013, respectively	23	23
Additional paid-in capital	137,933	132,547
Treasury stock, at cost, 1,160,683 and 960,606 shares at September 30, 2014 and December 31, 2013, respectively	(7,383)	(6,076)
Retained earnings (Accumulated deficit)	6,114	(109)
Total JMP Group Inc. stockholders' equity	136,687	126,385
Nonredeemable Non-controlling Interest	141,302	110,855
Total equity	277,989	237,240
Total liabilities and equity	$1,491,668	$1,121,931

(1)	As of December 31, 2013, includes loans which were subsequently used to collateralize CLO III upon its securitization in September 2014.

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Financial Condition - (Continued)

(Unaudited)

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities ("VIEs") included in total assets and total liabilities above:

	September 30, 2014	December 31, 2013

Cash and cash equivalents	$682	$211
Restricted cash	179,663	43,497
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	917,716	726,774
Interest receivable	2,212	1,851
Incentive fees receivable	676	495
Deferred tax assets	2,689	1,935
Other assets	5,908	3,107
Total assets of consolidated VIEs	$1,109,546	$777,870

Accrued compensation	363	405
Asset-backed securities issued	1,013,849	716,423
Note payable (1)	4,105	4,053
Interest payable	1,931	1,947
Deferred tax liability	1,400	1,647
Other liabilities	951	882
Total liabilities of consolidated VIEs	$1,022,599	$725,357

(1)	September 30, 2014 and December 31, 2013 balances are inclusive of intercompany loan.

 The asset-backed securities issued (“ABS”) by the VIE are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, only the assets of the VIE can be used to settle the obligations of the VIE.

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues
Investment banking	$17,063	$19,137	$65,177	$52,301
Brokerage	6,455	5,750	19,585	17,924
Asset management fees	9,630	5,328	30,032	15,606
Principal transactions	(4,276)	640	1,719	4,849
Gain (loss) on sale, payoff and mark-to-market of loans	(12)	166	(183)	1,591
Net dividend income	242	243	739	290
Other income	1,192	267	1,564	581
Non-interest revenues	30,294	31,531	118,633	93,142

Interest income	9,973	8,734	27,773	24,603
Interest expense	(5,614)	(4,421)	(15,866)	(25,825)
Net interest income (expense)	4,359	4,313	11,907	(1,222)

Provision for loan losses	(956)	(467)	(1,665)	(2,391)

Total net revenues after provision for loan losses	33,697	35,377	128,875	89,529

Non-interest expenses
Compensation and benefits	28,315	24,685	97,670	69,066
Administration	1,901	1,919	5,383	7,255
Brokerage, clearing and exchange fees	772	939	2,515	2,851
Travel and business development	890	994	2,721	2,991
Communications and technology	970	907	2,860	2,592
Occupancy	846	822	2,522	2,434
Professional fees	1,157	632	3,233	2,468
Depreciation	235	231	689	695
Other	236	342	778	649
Total non-interest expenses	35,322	31,471	118,371	91,001
Net income (loss) before income tax expense	(1,625)	3,906	10,504	(1,472)
Income tax expense (benefit)	1,460	1,634	5,606	178
Net income (loss)	(3,085)	2,272	4,898	(1,650)
Less: Net income (loss) attributable to nonredeemable non-controlling interest	(4,580)	(1,017)	(3,790)	(1,785)
Net income (loss) attributable to JMP Group Inc.	$1,495	$3,289	$8,688	135

Net income (loss) attributable to JMP Group Inc. per common share:
Basic	$0.07	$0.15	$0.38	$0.01
Diluted	$0.06	$0.14	$0.37	$0.01

Dividends declared per common share	$0.060	$0.035	$0.155	$0.105

Weighted average common shares outstanding:
Basic	21,686	22,014	21,739	22,271
Diluted	23,834	22,713	23,680	22,669

See accompanying notes to consolidated financial statements.

  JMP Group Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$(3,085)	$2,272	$4,898	$(1,650)
Other comprehensive income
Unrealized gain on cash flow hedge, net of tax	-	13	-	41
Comprehensive income (loss) attributable to JMP Group Inc.	(3,085)	2,285	4,898	(1,609)
Less: Comprehensive (loss) income attributable to non-controlling interest	(4,580)	(1,017)	(3,790)	(1,785)
Comprehensive income (loss) attributable to JMP Group Inc.	$1,495	$3,302	$8,688	$176

JMP Group Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

(In thousands)

					Retained
	Common			Additional	Earnings	Nonredeemable
	Stock		Treasury	Paid-In	(Accumulated	Non-controlling
	Shares	Amount	Stock	Capital	Deficit)	Interest	Total Equity
Balance, December 31, 2013	22,780	$23	$(6,076)	$132,547	$(109)	$110,855	$237,240
Net income	-	-	-	-	8,688	(3,790)	4,898
Additonal paid-in capital - stock-based compensation	-	-	-	6,136	-	-	6,136
Dividends and dividend equivalents declared on common stock and restricted stock units	-	-	-	-	(3,562)	-	(3,562)
Purchases of shares of common stock for treasury	-	-	(1,899)	-	-	-	(1,899)
Reissuance of shares of common stock from treasury	-	-	592	94	-	-	686
Purchase of subsidiary shares from non-controlling interest holders	-	-	-	(844)	-	(5,156)	(6,000)
Distributions to non-controlling interest holders	-	-	-	-	-	(3,032)	(3,032)
Capital contributions from non-controlling interest holders	-	-	-	-	-	18,202	18,202
Sale of subsidiary shares to non-controlling interest holders	-	-	-	-	1,097	24,223	25,320
Balance, September 30, 2014	22,780	$23	$(7,383)	$137,933	$6,114	$141,302	$277,989

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$4,898	$(1,650)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	15	2
Provision for loan losses	1,665	2,391
Accretion of deferred loan fees	(934)	(1,522)
Amortization of liquidity discount, net	(88)	14,911
Amortization of debt issuance costs	296	31
Amortization of original issue discount, related to CLO II	684	360
Interest paid in kind	(111)	(284)
Loss (gain) on sale and payoff of loans	183	(1,591)
Change in other investments:
Fair value	(2,121)	(3,850)
Incentive fees reinvested in general partnership interests	(13,641)	(5,424)
Change in fair value of small business loans	-	(90)
Realized gain on other investments	(680)	(175)
Depreciation and amortization of fixed assets	689	695
Stock-based compensation expense	6,945	3,883
Deferred income taxes	8,631	(2,830)
Net change in operating assets and liabilities:
(Increase) decrease in interest receivable	(270)	220
Decrease (increase) in receivables	4,694	(9,585)
Increase in marketable securities	(6,335)	(5,222)
(Increase) decrease in restricted cash (excluding restricted cash reserved for lending activities), deposits and other assets	(9,927)	13,703
Increase in marketable securities sold, but not yet purchased	4,713	3,830
Increase in interest payable	688	3,829
(Decrease) increase in accrued compensation and other liabilities	(7,602)	10,642
Net cash (used in) provided by operating activities	(7,608)	22,274

Cash flows from investing activities:
Purchases of fixed assets	(884)	(269)
Investment in subsidiary	-	(17,325)
Purchases of other investments	(43,408)	(80,058)
Sales of other investments	37,795	9,873
Funding of loans collateralizing asset-backed securities issued	(466,932)	(494,924)
Funding of small business loans	-	(1,451)
Funding of loans held for investment	(961)	(517)
Sale and payoff of loans collateralizing asset-backed securities issued	222,284	157,951
Principal receipts on loans collateralizing asset-backed securities issued	53,377	33,066
Net change in restricted cash reserved for lending activities	(126,147)	325,625
Cash associated with consolidation / deconsolidation of subsidiaries	-	(13,343)
Net cash used in investing activities	(324,876)	(81,372)

See accompanying notes to consolidated financial statements.

JMP Group Inc.

Consolidated Statements of Cash Flows - (Continued)

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from financing activities:
Proceeds from issuance of note payable	5,000	15,000
Proceeds from CLO III credit warehouse	207,393	-
Proceeds from bond issuance	48,300	46,000
Proceeds from asset-backed securities issued	329,339	-
Payments of debt issuance costs	(1,740)	(1,694)
Repayment of note payable	(20,000)	(8,302)
Repayment of line of credit	(2,895)	(28,227)
Repayment of credit warehouse	(207,393)	-
Repayment of asset-backed securities issued	(32,597)	(20,647)
Dividends and dividend equivalents paid on common stock and RSUs	(3,562)	(2,420)
Purchases of shares of common stock for treasury	(1,899)	(4,342)
Capital contributions of redeemable non-controlling interest holders	-	134
Capital contributions of nonredeemable non-controlling interest holders	18,202	56,240
Distributions to non-controlling interest shareholders	(3,032)	(3,552)
Purchase of subsidiary shares from non-controlling interest holders	(6,000)	-
Cash settlement of stock-based compensation	(123)	(427)
Sale of subsidiary shares to non-controlling interest holders	25,320	-
Net cash provided by financing activities	354,313	47,763
Net increase (decrease) in cash and cash equivalents	21,829	(11,335)
Cash and cash equivalents, beginning of period	65,906	67,075
Cash and cash equivalents, end of period	$87,735	$55,740

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$14,472	$5,938
Cash paid during the period for taxes	$9,439	$7,046

Non-cash investing and financing activities:
Reissuance of shares of common stock from treasury related to vesting of restricted stock units and exercises of stock options	$592	$225

See accompanying notes to consolidated financial statements.

JMP GROUP INC.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

1. Organization and Description of Business

JMP Group Inc., together with its subsidiaries (collectively, the “Company”), is an independent investment banking and asset management firm headquartered in San Francisco, California. The Company conducts its brokerage business through JMP Securities LLC (“JMP Securities”), its asset management business through Harvest Capital Strategies LLC (“HCS”) and HCAP Advisors LLC (“HCAP Advisors“), its corporate credit business through JMP Credit Corporation (“JMP Credit”) and JMP Credit Advisors LLC (“JMPCA”), and certain principal investments through JMP Capital LLC (“JMP Capital”). The above entities, other than HCAP Advisors, are wholly-owned subsidiaries. JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. From September 2011 through May 2013, the Company also conducted corporate credit business through partially owned Harvest Capital Credit LLC (“HCC LLC”). On December 18, 2012, HCAP Advisors was formed as a Delaware Limited Liability Company. Effective May 1, 2013, HCAP Advisors provides investment advisory services to Harvest Capital Credit Corporation (“HCC”). Through JMPCA, the Company manages JMPCA CLO I Ltd (“CLO I”), JMPCA CLO II Ltd (“CLO II”) and JMPCA CLO III Ltd (“CLO III”).

2. Summary of Significant Accounting Policies

Recent Transactions

In January 2014, the Company contributed an additional $15.0 million investment to CLO III, bringing its total equity in the entity to $25.0 million. The $25.0 million equity financing was used to purchase loans, prior to leveraging the existing CLO III credit warehouse held at BNP Paribas. The equity investment increased to $30.0 million in the third quarter of 2014, and the warehouse facility increased to $150.0 million. On September 30, 2014, CLO III closed a $370.5 million CLO transaction. The senior notes offered in this transaction (the “Secured Notes”) were issued by JMP Credit Advisors CLO III Ltd., and coissued in part by JMP Credit Advisors CLO III LLC, and are backed primarily by a diversified portfolio of broadly syndicated leveraged loans. The Secured Notes are subject to a two-year non-call period. The CLO has a four-year reinvestment period, through October 17, 2018, that allows for the use of the proceeds from principal repayments on, or sales of, collateral assets towards the purchase of qualifying replacement assets, subject to certain conditions and limitations. A third party and employees of JMPCA purchased subordinated notes in CLO III, reducing the Company’s investment in the subordinated notes to $4.7 million, or 13.5%. As of September 30, 2014, the Company owned 13.5% of the subordinated notes.

Upon the closing of CLO III, the Company performed a consolidation analysis to determine appropriate consolidation treatment. An entity is considered a VIE and, therefore, would be subject to the consolidation provisions of ASC 810-10-15 if, by design, equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In the analysis, the Company determines if it is the primary beneficiary of the VIE by performing a qualitative analysis of the VIE that includes a review of, among other factors, its capital structure, contractual terms, related party relationships, the Company’s fee arrangements and the design of the VIE. As of September 30, 2014, CLO III was determined to be a VIE. The Company was identified as the primary beneficiary based on the ability to direct activities of CLO III through its subsidiary manager, JMP Credit Advisors, and the 13.5% ownership of the subordinated notes. As a result, the Company consolidates the assets and liabilities of CLO III, and the underlying loans owned by the CLO are shown on the Consolidated Statements of Financial Condition under loans collateralizing asset-backed securities issued and the asset-backed securities issued to third parties are shown under asset-backed securities issued.

In the first quarter of 2014, the Company repurchased $6.0 million of the unsecured subordinated notes from CLO II non-controlling interests, increasing the Company’s ownership from 72.8% to 98.0%. The effects of changes on the Company’s equity from net income attributable to JMP Group Inc. and the purchase of CLO II non-controlling interest are noted below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss) attributable to JMP Group Inc.	$1,495	$3,289	$8,688	$135
Transfers from non-controlling interest
Decrease in JMP Group Inc. paid-in capital for purchase of CLO II interest	-	-	(844)	-
Net transfers from non-controlling interest	-	-	(844)	-
Change from net income (loss) attributable to JMP Group Inc and transfers from non-controlling interest	$1,495	$3,289	$7,844	$135

In the third quarter of 2014, the board of directors approved a transaction to convert its corporate form into a limited liability company that would be taxed as a partnership, and not as a corporation, contingent upon the approval by its stockholders at a December 1, 2014 meeting. In connection with the proposed transaction, the Company has entered into an agreement and plan of merger with a newly formed, wholly owned, limited liability company subsidiary, JMP Group LLC, and a newly formed Delaware corporation and indirect wholly owned subsidiary, JMP Merger Corp. Subject to the approval of JMP's stockholders and the decision of its board of directors to complete the transaction, JMP would be merged with and into JMP Merger Corp., with JMP continuing as the surviving entity and as a direct, wholly owned subsidiary of JMP Group LLC (the "Reorganization Transaction"). The Reorganization Transaction, if completed, would result in each share of currently issued and outstanding JMP stock being exchanged for a limited liability company interest in JMP Group LLC. If approved by the stockholders, the Reorganization Transaction is anticipated to be completed by January 1, 2015.

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

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities, HCS, JMP Capital, JMP Credit, JMPCA, and the partially-owned subsidiaries Harvest Growth Capital LLC (“HGC”), Harvest Growth Capital II LLC (“HGC II”), HCC LLC (from August 18, 2011 through May 2, 2013), CLO I, CLO II (effective April 30, 2013), HCAP Advisors (effective May 1, 2013), and CLO III (effective December 11, 2013). All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interest on the Consolidated Statements of Financial Condition at September 30, 2014 and December 31, 2013 relate to the interest of third parties in the partly-owned subsidiaries.

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

ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period was issued to provide guidance on share-based payments with terms where a performance target that affects vesting could be achieved after the requisite service period. The provisions of this standard are effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015, and allows for early adoption. The adoption of ASC 2014-12 may have an impact on the Company’s financial statements; however, the extent is not yet determined.

In August 2014, ASU 2014-13, Consolidation: Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financial Entity was issued to address discrepancy in the fair value measurement of a collateralized financing entity’s financial assets from the fair value of their financial liabilities even when the financial liabilities have recourse only to the financial assets. Prior to this update, there was no specific guidance on how to account for this difference. As the Company does not carry its CLOs’ financial assets and liabilities at fair value, the adoption of ASU 2014-13 for annual and interim periods ending after December 15, 2015 will not impact the Company’s financial statement. Given the size of the existing discrepancy between the fair value of the Company’s CLOs’ financial assets and liabilities, the adoption of this ASU is not anticipated to have a material impact on the Company’s financial statement disclosures.

ASU 2014- 15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern was issued in August 2014 to provide guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This standard will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of ASU 20104-15 is not expected to have an impact on the Company’s financial statements.

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at September 30, 2014 and December 31, 2013:

	At September 30, 2014
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$87,735	$87,735	$-	$-	$87,735
Restricted cash and deposits	199,496	199,496	-	-	199,496
Marketable securities owned	35,630	35,630	-	-	35,630
Other investments	199,781	3,515	72,532	123,733	199,780
Loans held for investment, net of allowance for loan losses	1,786	-	-	1,546	1,546
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	917,715	-	919,707	-	919,707
Long term receivable	939	-	-	1,068	1,068
Total assets:	$1,443,082	$326,376	$992,239	$126,347	$1,444,962

Liabilities:
Marketable securities sold, but not yet purchased	$18,462	$18,462	$-	$-	$18,462
Asset-backed securities issued	1,013,849	-	1,008,582	-	1,008,582
Bond payable	94,300	-	94,886	-	94,886
Total liabilities:	$1,126,611	$18,462	$1,103,468	$-	$1,121,930

	At December 31, 2013
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$65,906	$65,906	$-	$-	$65,906
Restricted cash and deposits	68,029	68,029	-	-	68,029
Marketable securities owned	29,295	29,295	-	-	29,295
Other investments	161,773	57	49,389	112,072	161,518
Loans held for investment, net of allowance for loan losses	825	-	-	693	693
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	727,270	-	737,327	-	737,327
Long term receivable	1,152	-	-	1,364	1,364
Total assets:	$1,054,250	$163,287	$786,716	$114,129	$1,064,132

Liabilities:
Marketable securities sold, but not yet purchased	$13,749	$13,749	$-	$-	$13,749
Asset-backed securities issued	716,423	-	710,961	-	710,961
Note payable	15,000	-	15,000	-	15,000
Line of credit	2,895	-	2,895	-	2,895
Bond payable	46,000	-	46,552	-	46,552
Total liabilities:	$794,067	$13,749	$775,408	$-	$789,157

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at September 30, 2014 and December 31, 2013:

(In thousands)	September 30, 2014
	Level 1	Level 2	Level 3	Total

Marketable securities owned	$35,630	$-	$-	$35,630
Other investments:
Investments in hedge funds managed by HCS	-	72,254	-	72,254
Investments in funds of funds managed by HCS	-	-	156	156
Total investment in funds managed by HCS	-	72,254	156	72,410
Investments in private equity/ real estate funds	-	-	6,731	926,438
Warrants and other held at JMPS and JMPG LLC	-	-	647	647
Equity securities in HGC, HGC II and JMP Capital	3,515	278	108,075	111,868
Forward purchase contract and swaption	-	-	6,234	6,234
Total other investments	3,515	72,532	121,843	197,890
Total assets:	$39,145	$72,532	$121,843	$233,520

Marketable securities sold, but not yet purchased	18,462	-	-	18,462

Total liabilities:	$18,462	$-	$-	$18,462

(In thousands)	December 31, 2013
	Level 1	Level 2	Level 3	Total

Marketable securities owned	$29,295	$-	$-	$29,295
Other investments:
Investments in hedge funds managed by HCS	-	44,647	-	44,647
Investments in funds of funds managed by HCS	-	-	139	139
Total investment in funds managed by HCS	-	44,647	139	44,786
Investments in private equity/ real estate funds	-	-	5,967	5,967
Warrants and other held at JMPS and JMPG LLC	-	-	1,121	1,121
Equity securities in HGC, HGC II and JMP Capital	57	4,742	97,981	102,780
Forward purchase contract	-	-	6,864	6,864
Total other investments	57	49,389	112,072	161,518
Total assets:	$29,352	$49,389	$112,072	$190,813

Marketable securities sold, but not yet purchased	13,749	-	-	13,749

Total liabilities:	$13,749	$-	$-	$13,749

The Company holds a limited partner investment in a private equity fund. This fund aims to achieve medium to long-term capital appreciation by investing in a diversified portfolio of technology companies that leverage the growth of Greater China. The Company also holds investments in real estate funds, which aim to generate revenue stream from investments in real estate joint ventures. The Company recognizes this investment using the fair value option. The primary reason for electing the fair value option was to measure gains on the same basis as the Company’s other equity securities, which are stated at fair value.

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

The tables below provide a reconciliation of the beginning and ending balances for the assets held at fair value using significant unobservable inputs (Level 3) for the three months ended September 30, 2014 and 2013.

(In thousands)	Balance as of June 30, 2014	Purchases	Sales	Settlements	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers in/(out) of Level 3	Balance as of September 30, 2014	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
Investments in funds of funds managed by HCS	$147	$-	$-	$-	$9	$-	$156	$9
Investments in private equity/ real estate funds	6,909	-	-	-	(178)	-	6,731	(178)
Warrants and other held at JMPS	916	-	-	-	(269)	-	647	(269)
Equity securities held by HGC, HGC II and JMP Capital	101,001	9,850	-	-	(2,776)	-	108,075	(2,776)
Forward Purchase Contract and Swaption	6,434	-	-	-	(200)	-	6,234	(200)
Total Level 3 assets	$115,407	$9,850	$-	$-	$(3,414)	$-	$121,843	$(3,414)

(1) No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

(In thousands)	Balance as of June 30, 2013	Purchases	Sales	Settlements	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers in/(out) of Level 3	Balance as of September 30, 2013	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
Investments in funds of funds managed by HCS	$128	$-	$-	$-	$2	$-	$130	$2
Investments in private equity/ real estate funds	2,691	2,734	-	(634)	153	-	4,944	153
Warrants and other held at JMPS	783	-	-	-	503	-	1,286	503
Equity securities held by HGC, HGC II and JMP Capital	77,741	9,884	-	-	(1,628)	(2,572)	83,425	(1,628)
Forward Purchase Contract	5,000	-	-	-	1,076	-	6,076	1,076
Total Level 3 assets	$86,343	$12,618	$-	$(634)	$106	$(2,572)	$95,861	$106

(1) No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

The tables below provide a reconciliation of the beginning and ending balances for the assets held at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 and 2013.

(In thousands)	Balance as of December 31, 2013	Purchases	Sales	Settlements	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers in/(out) of Level 3	Balance as of September 30, 2014	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
Investments in funds of funds managed by HCS	$139	$-	$-	$-	$17	$-	$156	$17
Investments in private equity/ real estate funds	5,967	1,080	-	(396)	80	-	6,731	80
Warrants and other held at JMPS	1,121	-	-	(19)	(455)	-	647	-
Equity securities held by HGC, HGC II and JMP Capital	97,981	12,869	(2,204)	-	(350)	(221)	108,075	(556)
Forward Purchase Contract and Swaption	6,864	460	-	-	(1,090)	-	6,234	(1,090)
Total Level 3 assets	$112,072	$14,409	$(2,204)	$(415)	$(1,798)	$(221)	$121,843	$(1,549)

(1) No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

(In thousands)	Balance as of December 31, 2012	Purchases	Sales	Settlements	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers in/(out) of Level 3	Balance as of September 30, 2013	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
Investments in funds of funds managed by HCS	$109	$-	$-	$-	$21	$-	$130	$21
Investments in private equity/ real estate funds	2,332	2,734	-	(634)	512	-	4,944	512
Warrants and other held at JMPS	413	42	-	-	831	-	1,286	831
Warrants and equity held at HCC	2,577	100	-	-	425	(3,102)	-	-
Small business loans	35,447	1,771	(43)	-	30	(37,205)	-	-
Equity securities held by HGC, HGC II and JMP Capital	41,075	45,922	-	-	(1,000)	(2,572)	83,425	(1,000)
Forward Purchase Contract	5,437	-	-	-	639	-	6,076	639
Total Level 3 assets	$87,390	$50,569	$(43)	$(634)	$1,458	$(42,879)	$95,861	$1,003

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

There were no transfers between Level 1, Level 2 or Level 3 during the three months ended September 30, 2014. There were two transfers of $4.3 million into Level 1 from Level 2 for the nine months ended September 30, 2014 as a result of the expiration of a lockup discount. There was one transfer of $0.2 million into Level 2 from Level 3 for the nine months ended September 30, 2014 as a result of the observability of fair value associated with the equity securities in HGC, HGC II and JMP Capital.

There was one transfer into Level 1 for the three and nine months ended September 30, 2013, as a result of the expiration of the lockup discount on the Company’s investment in HCC. There were transfers into Level 2 from Level 3 of $2.6 million for the three months ended September 30, 2013, as a result of the observability of fair value associated with the equity securities in HGC, HGC II and JMP Capital.

In connection with the deconsolidation of HCC LLC on May 2, 2013, Level 3 assets previously consolidated were no longer reflected in the Company's assets as of the second quarter of 2013. The deconsolidation resulted in the exclusion of $3.1 million warrants and other equity and $37.2 million in small business loans from the Company's Level 3 assets.

Included in other investments are investments in partnerships in which one of the Company’s subsidiaries is the investment manager and general partner. The Company accounts for these investments using the equity method as described in Note 2 - Summary of Significant Accounting Policies in the Company's 2013 10-K. The Company’s proportionate share of those investments is included in the tables above. In addition, other investments include warrants and investments in funds managed by third parties. The investments in private investment funds managed by third parties are generally not redeemable at the option of the Company. As of both September 30, 2014 and December 31, 2013, the Company had unfunded investment commitments of $0.1 million related to private investment funds managed by third parties, and $2.2 million related to an investment company focusing on real estate joint ventures.

The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to Level 3 assets still held at the end of the period are reported in Principal Transactions in the accompanying Consolidated Statements of Operations.

The Company used the following valuation techniques with unobservable inputs when estimating the fair value of the Level 3 assets:

Dollars in thousands	Fair Value at September 30, 2014	Valuation Technique		Unobservable Input	Range (Weighted Average)

Investments in Funds of Funds managed by HCS (1)	$156	Net Asset Value		N/A	N/A
Investments in Private Equity /Real Estate Fund (1)	$6,731	Net Asset Value		N/A	N/A
Warrants and Other held at JMPS and JMPG LLC	$647	Black-Scholes Option Model		Annualized volatility of credit	0%-13.0% (11.9%)
Equity securities in HGC, HGC II and JMP Capital (2)	$108,075	Market comparable companies		Revenue multiples	1.3x-12.5x (5.2x)
				EBITDA multiples	11.6x-15.7x (13.1x)
			(3)	Discount for lack of marketability	30%-40% (31%)
		Market transactions		Revenue multiples	4.2x-8.7x (6.2x)
				EBITDA multiples	13.7x-20.9x (19.3x)
				Control premium	25%
Forward purchase contract and swaption (2)	$6,234	Market comparable companies		Revenue multiples	6.2x-11.8x (7.9x)
				Billing multiples	5.3x-6.9x (6.0x)
			(3)	Discount for lack of marketability	30%
		Market transactions		Revenue multiples	6.7x-8.4x (7.2x)
				Control premium	25%

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

Dollars in thousands	Fair Value at December 31, 2013	Valuation Technique		Unobservable Input	Range (Weighted Average)

Investments in Funds of Funds managed by HCS (1)	$139	Net Asset Value		N/A	N/A
Investments in Private Equity /Real Estate Fund (1)	$5,967	Net Asset Value		N/A	N/A
Warrants and Other held at JMPS and JMPG LLC	$1,121	Black-Scholes Option Model		Annualized volatility of credit	0%-25.4% (13.4%)
Equity securities in HGC, HGC II and JMP Capital (2)	$97,981	Market comparable companies		Revenue multiples	2.4x-14.5x (6.3x)
				EBITDA multiples	14.9x-31.9x (22.1x)
			(3)	Discount for lack of marketability	30%-40% (32%)
		Market transactions		Revenue multiples	3.4x-7.6x (5.7x)
				EBITDA multiples	11.8x-26.6x (17.7x)
				Control premium	25%
Forward purchase contract (2)	$6,864	Market comparable companies		Revenue multiples	10.6x-14.5x (12.3x)
				Billing multiples	8.7x-11.6x (10.0x)
			(3)	Discount for lack of marketability	30%
		Market transactions		Revenue multiples	7.0x
				Control premium	25%

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

The significant unobservable inputs used in the fair value measurement of the equity securities, the forward purchase contract, and swaption in HGC, HGC II and JMP Capital are Revenue, EBITDA and Billing multiples, discount for lack of marketability, and control premiums. Significant increases in the multiples in isolation would result in a significantly higher fair value measurement. Increases in the discounts and premium in isolation would result in decreases to the fair value measurement.

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. The Company held no assets measured at fair value on a non-recurring basis at September 30, 2014 or December 31, 2013.

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

In connection with the HCC initial public offering on May 2, 2013, the Company ceased consolidating HCC LLC and began recognizing its investment, including common stock and warrants of HCC, using the fair value option. The primary reason for electing the fair value option was to measure gains on the same basis as the Company’s other equity securities, which are stated at fair value. The Company’s investments in HCC common stock and warrants are included in other investments. The Company recorded unrealized loss of $1.2 million and $1.3 million in the three and nine months ended September 30, 2014 related to its investments in HCC. The Company recorded unrealized gains of $0.2 million and $0.1 million in the three and nine months ended September 30, 2013 related to its investments in HCC. Dividends received during the quarter and nine months ended September 30, 2014 on HCC stock of $0.2 million and $0.7 million, respectively, were recorded in net dividend income on the Consolidated Statements of Operations. The Company received $0.2 million and $0.3 million of dividends on HCC stock during the quarter and nine months ended September 30, 2013, respectively.

Loans Held for Investment

At both September 30, 2014 and December 31, 2013, loans held for investment included two loans. Given the small size of this loan portfolio segment, the Company reviews credit quality of the loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loan.

Effective July 1, 2013, the Company agreed to lend a health sciences fund investment advising company up to $2.0 million, at an interest rate of 10% per year. The outstanding principal balance and all accrued and unpaid interest is due and payable on July 1, 2018. As of September 30, 2014 and December 31, 2013, the Company’s loan outstanding to this entity was $1.8 million and $0.8 million, respectively.

The Company determined the fair value of loans held for investment to be $1.5 million and $0.7 million as of September 30, 2014 and December 31, 2013, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

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

On April 3, 2012, the Company purchased a $2.3 million receivable for $1.4 million from Sanctuary. The $1.4 million was comprised of $0.5 million in cash consideration and $0.9 million in connection with the partial redemption of the $1.5 million investment in Sanctuary. The Company recognized the $0.9 million as a gain in Principal Transactions, and the $2.3 million receivable in Other Assets. The carrying value of the long-term receivable was $0.9 million and $1.2 million as of September 30, 2014 and December 31, 2013, respectively. The Company determined the fair value of the long-term receivable to be $1.1 million and $1.4 million as of September 30, 2014 and December 31, 2013, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate. Significant increases in the market credit adjusted interest rate in isolation would result in decreases to the fair value measurement.

In May 2014, the Company entered into a commitment to purchase $2.5 million preferred shares of a real estate investment banking private equity company, which was identified as a VIE. As of September 30, 2014, the Company purchased $0.6 million of the preferred shares. The investment was determined to be a debt security, and is held at cost in the Other Investments line item. The carrying value of the debt security was $0.6 million as of September 30, 2014. The risks associated with this investment are limited to the commitment amount. The acquisition price is considered to reflect the fair value of the investment as of September 30, 2014.

Derivative Financial Instruments

The Company entered into a forward purchase contract to secure the acquisition of shares of a privately-held company. The contract and subsequent amendment incorporates downside protection for up to two years, for a cost basis of $5.0 million. In January 2012, the Company exchanged $5.0 million for physical custody of the shares. For two years beginning December 1, 2012, the Company could, at its discretion, become the beneficial and record holder of the shares. If the Company has not yet exercised its option at December 1, 2014, the shares will be assigned automatically to the Company. This contract is recorded in Other Investments in the Consolidated Statements of Financial Condition at fair value. The Company records changes in the fair value of this forward contract as unrealized gain or loss in Principal Transactions. For the three and nine months ended September 30, 2014, the Company recorded unrealized loss of $0.2 million and $1.1 million, respectively. For the three and nine months ended September 30, 2013, the Company recorded $1.1 million and $0.6 million unrealized gain, respectively. Once the shares are in the Company’s name, the shares will be accounted for as equity securities, remaining in Other Investments in the Consolidated Statements of Financial Condition.

The Company entered into a swaption contract to secure the acquisition of shares of a privately-held company. This contract is recorded in Other Investments in the Consolidated Statements of Financial Condition at fair value. The Company records changes in the fair value of this derivative as unrealized gain or loss in Principal Transactions. For both the three and nine months ended September 30, 2014, the Company recorded an unrealized loss of $0.1 million on this investment. Once the shares are in the Company’s name, the shares will be accounted for as equity securities, remaining in Other Investments in the Consolidated Statements of Financial Condition.

5. Loans Collateralizing Asset-backed Securities Issued

Loans collateralizing asset-backed securities issued are commercial loans securitized and owned by the Company’s CLOs. The loans consist of those loans within the CLO securitization structure at the acquisition date of CLO I and loans purchased by CLO I, CLO II and CLO III (“the CLOs”) subsequent to the CLO I acquisition date. The following table presents the components of loans collateralizing asset-backed securities issued as of September 30, 2014 and December 31, 2013:

(In thousands)	Loans Collateralizing Asset-backed Securities
	September 30, 2014	December 31, 2013
Outstanding principal	$929,157	$735,891
Allowance for loan losses	(5,536)	(3,871)
Liquidity discount	(1,080)	(1,168)
Deferred loan fees, net	(4,826)	(3,582)
Total loans, net	$917,715	$727,270

The table below summarizes the activity in the loan principal, allowance for loan losses, liquidity discount, deferred loan fees and carrying values, net for the loans relating to CLO I, CLO II and CLO III as of and for the three months ended September 30, 2014 and 2013. Loans recorded upon the acquisition of CLO I at fair value reflect a liquidity discount.

(In thousands)	Three Months Ended September 30, 2014
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Non-impaired Loans
Balance at beginning of period	$825,979	$(4,580)	$(1,110)	$(4,618)	$815,671
Purchases	185,282	-	-	(661)	184,621
Repayments	(15,562)	-	-	-	(15,562)
Accretion of discount	-	-	30	371	401
Provision for loan losses	-	(956)	-	-	(956)
Sales and payoff	(66,542)	-	-	82	(66,460)
Balance at end of period	$929,157	$(5,536)	$(1,080)	$(4,826)	$917,715

(In thousands)	Three Months Ended September 30, 2013
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Non-impaired Loans
Balance at beginning of period	$641,902	$(3,158)	$(1,291)	$(4,100)	$633,353
Purchases	148,400	-	-	(83)	148,317
Repayments	(13,621)	-	-	-	(13,621)
Accretion of discount	-	-	67	384	451
Provision for loan losses	-	(467)	-	-	(467)
Sales and payoff	(58,778)	-	-	-	(58,778)
Transfers to loans held for sale (1)	-	-	-	148	148
Balance at end of period	$717,903	$(3,625)	$(1,224)	$(3,651)	$709,403

The table below summarizes the activity in the loan principal, allowance for loan losses, liquidity discount, deferred loan fees and carrying values, net for the loans relating to CLO I, CLO II and CLO III as of and for the nine months ended September 30, 2014 and 2013. Loans recorded upon the acquisition of CLO I at fair value reflect a liquidity discount.

(In thousands)	Nine Months Ended September 30, 2014
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Non-impaired Loans
Balance at beginning of period	$735,891	$(3,871)	$(1,168)	$(3,582)	$727,270
Purchases	469,860	-	-	(2,928)	466,932
Repayments	(53,377)	-	-	-	(53,377)
Accretion of discount	-	-	88	934	1,022
Provision for loan losses	-	(1,665)	-	-	(1,665)
Sales and payoff	(223,217)	-	-	750	(222,467)
Balance at end of period	$929,157	$(5,536)	$(1,080)	$(4,826)	$917,715

(In thousands)	Nine Months Ended September 30, 2013
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$3,517	$(1,022)	$(720)	$(16)	$1,759
Repayments	(11)	-	-	-	(11)
Accretion of discount	-	-	-	2	2
Provision for loan losses	-	(870)	-	-	(870)
Sales and payoff	(3,506)	1,892	720	14	(880)
Balance at end of period	$-	$-	$-	$-	$-

Non-impaired Loans
Balance at beginning of period	$410,483	$(2,105)	$(2,332)	$(6,802)	$399,244
Purchases	494,883	-	-	41	494,924
Repayments	(33,055)	-	-	-	(33,055)
Accretion of discount	-	-	636	1,520	2,156
Provision for loan losses	-	(1,520)	-	-	(1,520)
Sales and payoff	(149,266)	-	85	1,590	(147,591)
Transfers to loans held for sale (1)	(5,142)	-	387	-	(4,755)
Balance at end of period	$717,903	$(3,625)	$(1,224)	$(3,651)	$709,403

Allowance for Loan Losses

The Company recorded a general reserve of $1.0 million and $0.5 million during the quarters ended September 30, 2014 and 2013, respectively on non-impaired loans. The Company recorded a general reserve of $1.7 million and $1.5 million during the nine months ended September 30, 2014 and 2013, respectively on non-impaired loans. $0.6 million and $1.4 million of the reserve booked in the three and nine months ended September 30, 2014, respectively, related to the loans associated with CLO III, launched in December 2013. $0.3 million and $0.5 million of the reserve booked in the three and nine months ended September 30, 2014, respectively, related to the loans associated with CLO II, acquired in April 2013. $0.4 million and $1.5 million of the reserve booked in the quarter and nine months ended September 30, 2013, respectively, related to the loans associated with CLO II, acquired in April 2013. The Company recorded $0.9 million as a specific reserve against non-performing loans that were purchased with the Cratos acquisition during the nine months ended September 30, 2013.

A summary of the activity in the allowance for loan losses for loans collateralizing asset-backed securities for the three and nine months ended September 30, 2014 and 2013 is as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$(4,580)	$(3,158)	$(3,871)	(3,127)
Provision for loan losses:
Specific reserve	-	-	-	(870)
General reserve	(956)	(467)	(1,665)	(1,521)
Reversal due to sale, payoff or restructure of loans	-	-	-	1,893
Balance at end of period	$(5,536)	$(3,625)	$(5,536)	$(3,625)

Impaired Loans, Non-Accrual, Past Due Loans and Restructured Loans

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of September 30, 2014 and December 31, 2013, the Company held no impaired loans. The $923.4 million and $731.1 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment, as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014 and December 31, 2013, the Company classified all its loans as Cash Flow loans, as the key credit metrics are the revenues, EBITDA and free cash flows of the borrowers. At September 30, 2014 and December 31, 2013, no loans were on non-accrual status. The Company recorded no interest income, other than the accretion of deferred loan fees, for the impaired loans with a weighted average loan balance of $1.4 million and $4.0 million that were on non-accrual status during the three and nine months ended September 30, 2013.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. No loans were past due at September 30, 2014 or December 31, 2013.

At September 30, 2014 and December 31, 2013, the Company held no loans whose terms were modified in a troubled debt restructuring (“TDR”).

Credit Quality of Loans

The Company, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody's rating, 2) current internal rating and 3) performance. The tables below present, by credit quality indicator, the Company's recorded investment in loans collateralizing asset-backed securities issued at September 30, 2014 and December 31, 2013.

(In thousands)	Senior Secured Bonds/ Notes - Cash Flow		Cash Flow (CF)
	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013

Moody's rating:
Baa1 - Baa3	$-	$-	$14,675	$16,057
Ba1 - Ba3	-	-	224,253	215,281
B1 - B3	-	3,114	679,000	482,579
Caa1 - Caa3	-	-	5,097	13,729
Ca	-	-	386	381
Total:	$-	$3,114	$923,411	$728,027

Internal rating: (1)
2	$-	$3,114	$871,002	$700,168
3	-	-	52,409	27,859
Total:	$-	$3,114	$923,411	$728,027

Performance:
Performing	$-	$3,114	$923,411	$728,027
Total:	$-	$3,114	$923,411	$728,027

(1)	Loans with an internal rating of 4 or below are reviewed individually to identify loans to be designated for non-accrual status.

The Company determined the fair value of loans collateralizing asset-backed securities to be $919.7 million and $737.3 million as of September 30, 2014 and December 31, 2013, respectively; primarily using the average market bid and ask quotation obtained from a loan pricing service. Such loans are identified as Level 2 assets. When average market bid and ask quotations were not available, the fair values of these loans were calculated internally based on their performance. As such, these loans were identified as Level 3 assets. This analysis incorporates comparable loans traded in the marketplace, the obligor's industry, future business prospects, capital structure, and expected credit losses. Significant declines in the performance of the loan would result in decreases to the fair value measurement.

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

The Company incurred $1.7 million of debt issuance costs, which were capitalized and included in Other Assets in each of the nine months ended September 30, 2013 and 2014. These issuance costs are amortized over the estimated life of the bond. As of September 30, 2014, the Company held $3.0 million of unamortized debt issuance costs.

CLO III Warehouse Credit Facility

On December 11, 2013, CLO III closed on a $100.0 million warehouse credit agreement with BNP Paribas. As the Company consolidates CLO III, the warehouse credit facility was presented on the financial statements. However, in event of default, there was limited recourse to the Company. CLO III pays BNP Paribas an administrative agent fee of $25 thousand per year, in addition to interest at a rate per annum equal to LIBOR plus 1.40%, payable quarterly. The Company incurred $0.5 million and $0.9 million interest expense related to this warehouse credit facility for the quarter and nine months ended September 30, 2014, respectively. The Company’s outstanding balance on this warehouse credit facility was zero as of December 31, 2013. On September 30, 2014, with the Company’s completion of the $370.5 million CLO III transaction, the warehouse credit facility was terminated.

Note Payable and Lines of Credit

As of September 30, 2014, the Company held revolving lines of credit related to JMP Holdings LLC (formerly known as JMP Group LLC), JMP Securities and HGC II.

Prior to April 30, 2014, a credit agreement (the “Credit Agreement”) with City National Bank (“CNB”) provided a line of credit of up to $30.0 million to the extent the aggregate outstanding balance of all facilities did not exceed $58.5 million. The unused portion of the line incurred an unused facility fee at the rate of 0.25% per annum, paid quarterly. The line of credit was available through April 30, 2014. On April 30, 2014, the Company entered into an amendment to its Credit Agreement (the “Amendment”) between JMP Group and CNB. The Amendment provides a $25.0 million line of credit with a revolving period of two years. At the end of these two years, any outstanding amounts convert to a term loan. This term loan will be repaid in equal quarterly installments over the following three years. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company’s outstanding balance on this line of credit was zero as of both September 30, 2014 and December 31, 2013.

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

JMP Securities holds a revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. Pursuant to the Amendment, the prior $15.0 million line of credit held at JMP Securities, which was scheduled to mature May 6, 2014, was increased to $20.0 million and renewed for one year. On May 6, 2015, any existing outstanding amount will convert to a loan maturing the following year. The remaining terms of this line of credit are consistent with those of the prior line of credit. There was no borrowing on this line of credit as of September 30, 2014 or December 31, 2013.

On November 22, 2013, HGC II entered into a line of credit of $3.0 million with CNB. Draws on the line bear interest at the rate of prime plus 0.5% per annum, paid quarterly. The line of credit will be available through December 1, 2015 or fifteen days prior to the expiration of the commitment period of HGC II unless renewed. Proceeds from this line of credit are used to purchase investments, prior to capital calls from HGC II investors. The Company’s outstanding balance on this line of credit was zero and $2.9 million as of September 30, 2014 and December 31, 2013, respectively.

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate our note and require the immediate repayment of any outstanding principal and interest. At September 30, 2014, the Company was in compliance with the loan covenants. The term loans are collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

7. Asset-backed Securities Issued

CLO I

On May 17, 2007, CLO I completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization. The Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO I. The Notes were issued in six separate classes as set forth in the table below. The Company owns approximately 94.0% of the unsecured subordinated notes and $13.8 million of Class C, D and E notes ($2.0 million of Class C, $4.1 million of Class D and $7.7 million of Class E notes). These unsecured subordinated notes and the Class C, D and E notes owned by the Company are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at September 30, 2014 and December 31, 2013.

(In millions)	As of September 30, 2014
	Notes Originally Issued	Outstanding Principal Balance	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's /S&P)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$257.6	$257.6	0.26% - 0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	30.0	0.50%	Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	35.0	1.10%	Aaa/AA+
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	34.0	2.40%	A1/A-
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	30.0	5.00%	Ba1/BB
Total secured notes sold to investors	$455.0	$386.6	$386.6
Unsecured subordinated notes due 2021	45.0	45.0	45.0
Total notes for the CLO I offering	$500.0	$431.6	$431.6
Consolidation elimination	N/A	(58.8)	(58.8)
Total asset-backed securities issued	N/A	$372.8	$372.8

(In millions)	As of December 31, 2013
	Notes Originally Issued	Outstanding Principal Balance	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's /S&P)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$289.0	$289.0	0.26% - 0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	30.0	0.50%	Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	35.0	1.10%	Aaa/AA+
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	34.0	2.40%	A1/A-
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	30.0	5.00%	Ba1/BB
Total secured notes sold to investors	$455.0	$418.0	$418.0
Unsecured subordinated notes due 2021	45.0	45.0	45.0
Total notes for the CLO I offering	$500.0	$463.0	$463.0
Consolidation elimination	N/A	(58.7)	(58.7)
Total asset-backed securities issued	N/A	$404.3	$404.3

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO I loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari-passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and will not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. As of September 30, 2014 and December 31, 2013, all interest on the secured notes was current. The secured notes are secured by the CLO loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The reinvestment period for CLO I ended in May 2013. As of this date, all scheduled principal payments from the borrowers are applied to paying down the most senior (AAA) CLO notes. The Company is still permitted to reinvest unscheduled principal payments, which includes most loan payoffs, subject to certain restrictions.

The Notes recorded upon the acquisition of CLO I in April 2009 at fair value reflect a liquidity discount. The activity in the note principal and liquidity discount for the three and nine months ended September 30, 2014 and 2013 comprised the following:

(In thousands)	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Principal	Liquidity Discount	Net	Principal	Liquidity Discount	Net

Balance at beginning of period	$398,269	$-	$398,269	$404,280	$-	$404,280
Repayments	(25,446)	-	(25,446)	(31,457)	-	(31,457)
Balance at end of period	$372,823	$-	$372,823	$372,823	$-	$372,823

(In thousands)	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Principal	Liquidity Discount	Net	Principal	Liquidity Discount	Net

Balance at beginning of period	$431,003	$-	$431,003	$431,003	$(15,548)	$415,455
Repayments	(20,647)	-	(20,647)	(20,647)	-	(20,647)
Amortization of discount	-	-	-	-	15,548	15,548
Balance at end of period	$410,356	$-	$410,356	$410,356	$-	$410,356

CLO II

On April 30, 2013, CLO II completed a $343.8 million securitization with $320.0 million in aggregate principal amount of notes (the “Secured Notes”) and $23.8 million in unsecured subordinated notes. The Secured Notes offered in this proposed transaction were issued in multiple tranches and are rated by Standard & Poor's Ratings Services and, in respect of certain tranches, Moody's Investors Service, Inc. The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO II. The Company owned approximately 72.8% of the unsecured subordinated notes at December 31, 2013. In the first quarter of 2014, the Company repurchased $6.0 million of the unsecured subordinated notes from CLO II non-controlling interests, increasing the Company’s ownership from 72.8% to 98.0%. These unsecured subordinated notes are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at September 30, 2014.

(In millions)	As of September 30, 2014
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/S&P)
Class X Senior Secured Floating Rate Notes due 2016	$3.8	$2.7	$-	$2.7	1.00%	Aaa/AAA
Class A Senior Secured Floating Rate Notes due 2023	217.6	217.6	(0.8)	216.8	1.18%	Aaa/AAA
Class B Senior Deferred Floating Rate Notes due 2023	34.0	34.0	(0.3)	33.7	1.75%	NR/AA
Class C Senior Deferred Floating Rate Notes due 2023	17.0	17.0	(0.5)	16.5	2.75%	NR/A
Class D Senior Deferred Floating Rate Notes due 2023	18.7	18.7	(1.4)	17.3	3.85%	NR/BBB
Class E Senior Deferred Floating Rate Notes due 2023	18.7	18.7	(2.3)	16.4	5.25%	NR/BB
Class F Senior Deferred Floating Rate Notes due 2023	10.2	10.2	(1.9)	8.3	5.75%	NR/B
Total secured notes sold to investors	$320.0	$318.9	$(7.2)	$311.7
Unsecured subordinated notes due 2023	23.8	23.8	(0.3)	23.5
Total notes for the CLO II offering	$343.8	$342.7	$(7.5)	$335.2
Consolidation elimination	N/A	(23.8)	0.3	(23.5)
Total CLO II asset-backed securities issued	N/A	$318.9	$(7.2)	$311.7

(In millions)	As of December 31, 2013
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/S&P)
Class X Senior Secured Floating Rate Notes due 2016	$3.8	$3.8	$-	$3.8	1.00%	Aaa/AAA
Class A Senior Secured Floating Rate Notes due 2023	217.6	217.6	(0.8)	216.8	1.18%	Aaa/AAA
Class B Senior Deferred Floating Rate Notes due 2023	34.0	34.0	(0.3)	33.7	1.75%	NR/AA
Class C Senior Deferred Floating Rate Notes due 2023	17.0	17.0	(0.6)	16.4	2.75%	NR/A
Class D Senior Deferred Floating Rate Notes due 2023	18.7	18.7	(1.6)	17.1	3.85%	NR/BBB
Class E Senior Deferred Floating Rate Notes due 2023	18.7	18.7	(2.5)	16.2	5.25%	NR/BB
Class F Senior Deferred Floating Rate Notes due 2023	10.2	10.2	(2.1)	8.1	5.75%	NR/B
Total secured notes sold to investors	$320.0	$320.0	$(7.9)	$312.1
Unsecured subordinated notes due 2023	23.8	23.8	(0.3)	23.5
Total notes for the CLO II offering	$343.8	$343.8	$(8.2)	$335.6
Consolidation elimination	N/A	(23.8)	0.3	(23.5)
Total CLO II asset-backed securities issued	N/A	$320.0	$(7.9)	$312.1

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO II loan portfolio and related collection and payment accounts pledged as security. Payment on the Class X notes rank equal, or pari-passu, in right of payment with payments on the Class A notes and payment on the Class X and Class A notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D, Class E and Class F notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and will not accrue interest. Interest on the secured notes was payable quarterly commencing October 2013 at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D, Class E and Class F notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D, Class E and Class F notes will be deferred. The secured notes are secured by the CLO II loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO II loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The Notes recorded at fair value upon the issuance of CLO II in April 2013 include a discount to par value. The activity in the note principal and issuance discount for the three and nine months ended September 30, 2014 comprised the following:

(In thousands)	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$319,240	$(7,405)	$311,835	$320,000	$(7,857)	$312,143
Repayments	(380)	-	(380)	(1,140)	-	(1,140)
Amortization of discount	-	232	232	-	684	684
Balance at end of period	$318,860	$(7,173)	$311,687	$318,860	$(7,173)	$311,687

(In thousands)	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$320,000	$(8,294)	$311,706	$-	$-	$-
CLO II issuance	-	-	-	320,000	(8,437)	311,563
Amortization of discount	-	217	217	-	360	360
Balance at end of period	$320,000	$(8,077)	$311,923	$320,000	$(8,077)	$311,923

CLO III

On September 30, 2014, CLO III completed a $370.5 million securitization, comprised of $332.1 million aggregate principal amount of notes (the “Secured Notes”) and $38.4 million of unsecured notes. The Secured Notes offered in this proposed transaction were issued in multiple tranches and are rated by Moody's Investors Service, Inc. and, in respect of certain tranches, Fitch. The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO III. The Class X notes are the only notes that will be paid off during the reinvestment period, with ten quarterly payments of $380 thousand scheduled. The Company owned approximately 13.5% of the unsecured subordinated notes at September 30, 2014. These unsecured subordinated notes are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at September 30, 2014.

(In millions)	As of September 30, 2014
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/Fitch)
Class A Senior Secured Floating Rate Notes due 2025	$228.0	$228.0	$(0.8)	$227.2	1.53%	Aaa/AAA
Class B Senior Deferred Floating Rate Notes due 2025	41.7	41.7	(1.1)	40.6	2.05%	Aa2/NR
Class C Senior Deferred Floating Rate Notes due 2025	22.5	22.5	(0.8)	21.7	2.90%	A2/NR
Class D Senior Deferred Floating Rate Notes due 2025	21.6	21.6	-	21.6	5.10%	Baa3/NR
Class E Senior Deferred Floating Rate Notes due 2025	18.3	18.3	-	18.3	7.35%	Ba2/NR
Total secured notes sold to investors	$332.1	$332.1	$(2.7)	$329.4
Unsecured subordinated notes due 2025	38.4	38.4	(4.5)	33.9
Total notes for the CLO III offering	$370.5	$370.5	$(7.2)	$363.3
Consolidation elimination	N/A	(38.4)	4.5	(33.9)
Total CLO III asset-backed securities issued	N/A	$332.1	$(2.7)	$329.4

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO III loan portfolio and related collection and payment accounts pledged as security. Payment on the Class X notes rank equal, or pari-passu, in right of payment with payments on the Class A notes and payment on the Class X and Class A notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and will not accrue interest. Interest on the secured notes is payable quarterly commencing April 2015 at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. The secured notes are secured by the CLO III loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO III loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The Notes recorded at fair value upon the issuance of CLO III in September 2014 include a discount to par value. The activity in the note principal and purchase discount for the three and nine months ended September 30, 2014 comprised the following:

(In thousands)	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$-	$-	$-	$-	$-	$-
CLO III issuance	332,100	(2,761)	329,339	332,100	(2,761)	329,339
Balance at end of period	$332,100	$(2,761)	$329,339	$332,100	$(2,761)	$329,339

Interest on Asset Backed Securities

Total interest expenses related to the asset-backed securities issued for the three and nine months ended September 30, 2014 were $3.6 million and $10.0 million, respectively, which comprised of a cash coupon of $3.2 million and $9.0 million, respectively. Total interest expenses related to the asset-backed securities issued for the three and nine months ended September 30, 2013 were $3.3 million and $22.5 million, respectively, which comprised of a cash coupon of $2.9 million and $6.4 million and a liquidity discount amortization of zero and $15.5 million, respectively. As of both September 30, 2014 and December 31, 2013, accrued interest payable on the Notes was $1.9 million.

Fair Value of Asset Backed Securities

The Company determined the fair value of asset-backed securities issued to be $1,008.6 million and $711.0 million as of September 30, 2014 and December 31, 2013, respectively, based upon pricing from published market research for equivalent-rated CLO notes. Based on the fair value methodology, the Company has identified the asset-backed securities issued as Level 2 liabilities.

 8. Stockholders’ Equity

Stock Repurchase Program

On March 5, 2013, the Company's board of directors authorized the repurchase of 1.3 million shares, and extended the authorization of the repurchase of all previously authorized shares for repurchases through December 31, 2014.

During the three months ended September 30, 2014 and 2013, the Company repurchased 82,949 and 187,256 shares of the Company’s common stock at an average price of $6.43 and $6.48 per share for an aggregate purchase price of $0.5 million and $1.2 million, respectively. All of the shares repurchased during the three months ended September 30, 2014 were purchased on the open market. 135,680 of the shares repurchased during the three months ended September 30, 2013 were repurchased from an employee. 3,668 shares repurchased during the three months ended September 30, 2013 were deemed to have been repurchased in connection with employee stock plans, whereby the Company's shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company. The remaining shares were purchased on the open market.

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

9. Stock-Based Compensation

The JMP Group Inc. 2007 Equity Incentive Plan (“JMP Group 2007 Plan”) authorized the issuance of 4,000,000 shares of its common stock. This amount is increased by any shares JMP Group Inc. purchases on the open market, or through any share repurchase or share exchange program, as well as any shares that may be returned to the JMP Group 2007 Plan or the JMP Group LLC 2004 Equity Incentive Plan (“JMP Group 2004 Plan”) as a result of forfeiture, termination or expiration of awards; not to exceed a maximum aggregate number of shares of 2,960,000 shares under the JMP Group 2004 Plan. The Company will issue shares upon exercises or vesting from authorized but unissued shares or from treasury stock.

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2014:

	Nine Months Ended
	September 30, 2014
	Shares Subject	Weighted Average
	to Option	Exercise Price

Balance, beginning of year	2,370,290	$7.54
Granted (1)	1,525,000	6.84
Cancelled	(103,600)	10.00
Forfeited	(200,000)	6.45
Balance, end of period	3,591,690	$7.23

Options exercisable at end of period	716,690	$10.00

(1)	These options have a Company performance-based condition and a three-year service condition and will vest when both conditions are met.

The following table summarizes the stock options outstanding as well as stock options vested and exercisable as of September 30, 2014:

September 30, 2014
			Options Outstanding				Options Vested and Exercisable

				Weighted				Weighted
				Average	Weighted			Average	Weighted
Range of				Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise			Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices			Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$6.05	-	$10.00	3,591,690	4.05	$7.23	$57,000	716,690	1.22	$10.00	-

The Company recognizes stock-based compensation expense for stock options over the graded vesting period of the options using the accelerated attribution method. The Company recognized compensation expense related to stock options of $0.5 million and $1.4 million for the three and nine months ended September 30, 2014, respectively. The Company recognized compensation expense related to stock options of $0.3 million and $0.7 million for the three and nine months ended September 30, 2013, respectively.

As of September 30, 2014, there was $3.8 million of unrecognized compensation expense related to stock options.

There were no stock options exercised during the quarters ended September 30, 2014 and 2013. As a result, the Company did not recognize any current income tax benefits from the exercise of stock options during these periods.

The Company uses the Black-Scholes option-pricing model or other quantitative models to calculate the fair value of option awards.

In the first quarter of 2014, the Company granted stock options to purchase approximately 1.5 million shares of the Company's common stock to certain employees and directors for long-term incentive purposes. The options have an exercise price ranging from $6.79 to $7.33 per share, an exercise period of 5.8 years and a Company performance-based condition as well as a three-year requisite service period. The fair value of these options was determined using a quantitative model using the following assumptions: expected life of 5.8 years, risk-free interest rate ranging from 1.92% to 2.02%, dividend yield ranging from 2.41% to 2.64% and volatility ranging from 41.41% to 43.15%. The risk-free rate was interpolated from the U.S. constant maturity treasuries for a term corresponding to the maturity of the option. The volatility was calculated from the historical weekly stock prices of the Company as of the grant date for a term corresponding to the maturity of the option. The dividend yield was calculated as the sum of the last twelve-month dividends over the stock price as of the grant date. No additional stock options were granted in the second or third quarter of 2014.

Restricted Stock Units and Restricted Shares

In the first quarter of 2014, the Company granted approximately 428,000 restricted stock units (“RSUs”) to certain employees as deferred compensation. In addition, approximately 334,000 and 67,000 RSUs were granted in the first quarter of 2014 to certain employees for long-term incentive purposes and as hiring bonuses, respectively. These RSUs have requisite service periods of two to three years and receive cash dividend equivalents during the vesting periods. The fair value of these RSUs was determined based on the closing price of the Company’s stock on the grant date without any discount. Approximately 48,000 RSUs were granted in the first quarter of 2014 to Company directors. These RSUs have requisite service periods of two to three years. The fair value of these RSUs was determined based on the closing price of the Company’s stock on the grant date, discounted for dividends not received during the vesting period. Approximately 55,000 RSUs were granted in the third quarter of 2014 to new hires. The fair value of these RSUs was determined based on the closing price of the Company’s stock on the grant date, discounted for dividends not received during the vesting period.

The following table summarizes the RSUs activity for the nine months ended September 30, 2014:

	Nine Months Ended
	September 30, 2014
	Restricted	Weighted Average
	Stock Units	Grant Date Fair Value

Balance, beginning of year	1,881,149	$6.70
Granted	931,456	6.93
Vested	(97,689)	7.32
Forfeited	(169,445)	6.54
Balance, end of period	2,545,471	$6.77

The aggregate fair value of RSUs vested during both the three months ended September 30, 2014 and 2013 were $0.1 million. The aggregate fair value of RSUs vested during the nine months ended September 30, 2014 and 2013 were $0.7 million and $0.3 million, respectively.

For the three and nine months ended September 30, 2014, the income tax benefits realized from the vested RSUs was $49 thousand and $0.2 million, respectively. For both the three and nine months ended September 30, 2013, the income tax benefits realized from the vested RSUs was zero.

The Company recognizes compensation expense for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. For the three months ended September 30, 2014 and 2013, the Company recorded compensation expenses of $2.0 million and $1.1 million for RSUs. For the nine months ended September 30, 2014 and 2013, the Company recorded compensation expenses of $5.5 million and $3.2 million for RSUs.

For the three months ended September 30, 2014 and 2013, the Company recognized income tax benefits of $1.7 million and $0.5 million, respectively, related to the compensation expense recognized for RSUs. For the nine months ended September 30, 2014 and 2013, the Company recognized income tax benefits of $2.7 million and $1.5 million, respectively, related to the compensation expense recognized for RSUs. As of September 30, 2014, there was $6.7 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.12 years.

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

The computations of basic and diluted net income per share for the nine months ended September 30, 2014 and 2013 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Numerator:
Net income attributable to JMP Group, Inc	$1,495	$3,289	$8,688	$135

Denominator:
Basic weighted average shares outstanding	21,686	22,014	21,739	22,271

Effect of potential dilutive securities:
Restricted stock units	2,148	699	1,941	398

Diluted weighted average shares outstanding	23,834	22,713	23,680	22,669

Net income per share
Basic	$0.07	$0.15	$0.38	$0.01
Diluted	$0.06	$0.14	$0.37	$0.01

In the table above, unvested non-forfeitable RSUs that have divided equivalent rights are treated as a separate class of securities in calculated net income or loss per share. The impact of applying this methodology was a reduction in basic net income per share of zero for both the quarters ended September 30, 2014 and 2013, and $0.02 and zero for the nine months ended September 30, 2014 and 2013, respectively.

Stock options to purchase 3,652,560 and 2,925,892 shares of common stock for the quarters ended September 30, 2014 and 2013, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Stock options to purchase 1,470,380 and 1,600,000 of these shares were not included in the computation of diluted weighted-average common shares outstanding for the quarter ended September 30, 2014 and 2013, respectively, because such performance-based condition has not been met.

Stock options to purchase 3,537,410 and 2,785,543 shares of common stock for the nine months ended September 30, 2014 and 2013, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Stock options to purchase 1,294,451 and 1,355,586 of these shares were not included in the computation of diluted weighted-average common shares outstanding for the nine months ended September 30, 2014 and 2013, because such performance-based condition has not been met.

Restricted stock units for 47,799 and 23,964 shares of common stock for the three months ended September 30, 2014 and 2013, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Restricted stock units for 38,158 and 708,224 shares of common stock for the nine months ended September 30, 2014 and 2013, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

11. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the U.S. Internal Revenue Service. There were no contributions by the Company during the nine months ended September 30, 2014 or 2013.

12. Income Taxes

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Tax at federal statutory tax rate	35.00%	34.00%	35.00%	34.00%
State income tax, net of federal tax benefit and other permanent items	4.29%	-0.04%	1.40%	-5.74%
Rate before one-time events	39.29%	33.96%	36.40%	28.26%
Deferred tax asset written off related to options and RSUs	0.00%	0.81%	0.00%	-14.99%
Adjustment for prior year taxes	2.22%	-0.24%	0.51%	0.65%
Change in New York valuation	-3.40%	1.61%	-1.57%	3.08%
Adjustment for permanent items (HGC, HGC II, HCC LLC, CLO II and HCAP Advisors non-controlling interest) (1)	-77.40%	7.04%	15.08%	-40.32%
Adjustment for permanent items (Other)	1.18%	0.00%	-1.00%	0.00%
California state enterprise zone tax credit	0.00%	-2.17%	0.00%	11.26%
Change in state tax rate	-14.63%	0.00%	3.94%	0.00%
Effective tax rate	-52.74%	41.01%	53.36%	-12.06%

(1)	HCC LLC (until May 2, 2013), CLO II (effective April 30, 2013), HCAP Advisors (effective May 1, 2013), HGC and HGC II are consolidated for financial reporting purposes but not for tax purposes.

Income tax expense was $1.5 million on pre-tax loss of $1.6 million for the quarter ended September 30, 2014 compared to income tax expense of $1.6 million on pre-tax income of $3.9 million for the same period in 2013 and resulted in effective tax rates of negative 89.9% and 41.0%. Income tax expense was $5.6 million on pre-tax income of $10.5 million for the nine months ended September 30, 2014 compared to income tax expense of $0.1 million on pre-tax loss of $1.5 million for the same period in 2013 and resulted in effective tax rates of 53.4% and negative 12.1%.

The increase in the effective tax rate for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily attributable to the income and losses associated with HCC LLC (until May 2, 2013), CLO II (effective April 30, 2013) and HCAP Advisors (effective May 1, 2013), HGC and HGC II, which are consolidated for financial reporting purposes but excluded from the computation of income tax expense. The effective tax rate is calculated on a consolidated level using tax expense related to the Company (excluding non-controlling interest) divided by pre-tax loss including non-controlling interest.

The effective tax rate calculated excluding the non-controlling interest in pre-tax loss for the nine months ended September 30, 2014 is 37.9% compared to 40.7% for the same period in 2013. The effective tax rate approach is used to compute the tax expense with the exception of the non-controlling interest which is calculated on a discrete basis due to its historical volatility.

New York Senate Bill 6359 was enacted on March 31, 2014 and becomes effective January 1, 2015. This bill includes changes to the corporate tax rate, establishing economic nexus provisions and unitary combined reporting requirements. These changes have an impact on the Company’s measurement of the New York State net deferred tax assets. As a result, in the nine months ended September 30, 2014, the Company partially released the valuation allowance related to non-NOL deferred tax assets and recorded an income tax benefit of $0.2 million.

13. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts, Minnesota, New York, and Pennsylvania under various operating leases. Occupancy expense for both the quarters ended September 30, 2014 and 2013 was $0.8 million. The Company recorded sublease income of $0.1 million and $17 thousand for the quarters ended September 30, 2014 and 2013, respectively. Occupancy expense for the nine months ended September 30, 2014 and 2013 were $2.5 million and $2.4 million, respectively. The Company recorded sublease income of $0.2 million and $0.1 million for the nine months ended September 30, 2014 and 2013, respectively. The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

Year Ending December 31,	Minimum Future Lease Commitments
2014	1,047
2015	4,242
2016	4,245
2017	3,645
2018	2,422
Thereafter	971
$16,572

In the normal course of business, the Company enters into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at September 30, 2014 and December 31, 2013, had no material effect on the consolidated financial statements.

The marketable securities owned and the restricted cash, as well as the cash held by the clearing broker, may be used to maintain margin requirements. At both September 30, 2014 and December 31, 2013, the Company had $0.2 million of cash on deposit with JMP Securities’ clearing broker. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. As of September 30, 2014 and December 31, 2013, the Company had unfunded commitments of $95.0 million and $40.4 million, respectively, in the Corporate Credit segment. $15.9 million and $8.7 million of the unfunded commitments as of September 30, 2014 and December 31, 2013 relate to commitments traded but not yet closed in CLO II. $71.4 million and $10.4 million of the unfunded commitments as of September 30, 2014 and December 31, 2013 relate to commitments traded but not yet closed in CLO III. The Company determined the fair value of the unfunded commitments to be $95.7 million and $41.0 million as of September 30, 2014 and December 31, 2013, respectively, using the average market bid and ask quotation obtained from a loan pricing service. In addition, the Company had unfunded commitments of $0.4 million and $1.2 million related to a health sciences fund investment advising company, as of September 30, 2014 and December 31, 2013, respectively.

14. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $57.5 million and $59.1 million, which were $56.5 million and $58.1 million in excess of the required net capital of $1.0 million at September 30, 2014 and December 31, 2013, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.16 to 1 at both September 30, 2014 and December 31, 2013.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

15. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various affiliated entities, including corporations, partnerships, limited liability companies, and offshore investment companies. The Company also owns an investment in most of such affiliated entities. As of September 30, 2014 and December 31, 2013, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $81.5 million and $55.3 million, respectively, which consisted of investments in hedge and other private funds of $72.3 million and $44.6 million, respectively, investments in funds of funds of $0.1 million for both periods, and an investment in HCC common stock of $9.1 million and $10.6 million, respectively. Base management fees earned from these affiliated entities were $3.5 million and $2.8 million for the quarters ended September 30, 2014 and 2013, respectively. Also, the Company earned incentive fees of $6.2 million and $2.5 million, from these affiliated entities for the three months ended September 30, 2014 and 2013, respectively. Base management fees earned from these affiliated entities were $9.6 million and $7.9 million for the nine months ended September 30, 2014 and 2013, respectively. Also, the Company earned incentive fees of $20.4 million and $7.7 million, from these affiliated entities for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, the Company had incentive fees receivable from these affiliated entities of $6.2 million and $7.9 million, respectively.

16. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at September 30, 2014 and December 31, 2013 have subsequently settled with no resulting material liability to the Company. For the nine months ended September 30, 2014 and 2013, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of September 30, 2014 and December 31, 2013.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In its Corporate Credit segment, the Company had unfunded commitments of $95.0 million and $40.4 million and standby letters of credit of $1.6 million and $1.8 million at September 30, 2014 and December 31, 2013, respectively. $15.9 million and $8.7 million of the unfunded commitments as of September 30, 2014 and December 31, 2013 relate to commitments traded but not yet closed in CLO II. $71.4 million and $10.4 million of the unfunded commitments as of September 30, 2014 and December 31, 2013 relate to commitments traded but not yet closed in CLO III. In addition, the Company had unfunded commitments of $0.4 million and $1.2 million related to a health sciences fund investment advising company as of September 30, 2014 and December 31, 2013, respectively.

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

The Company’s segment information for the nine months ended September 30, 2014 and 2013 was prepared using the following methodology:

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

When evaluating the performance of JMP Group's core business strategy and ongoing operations, management also reviewed the Adjusted Operating Net Income through December 31, 2013, which excluded the non-cash gains and losses recognized by JMP Credit Corp due to the sale or payoff of loans originally included in the portfolio acquired by JMP Group in April 2009, as well as the specific reserve for loan losses related to this portfolio of loans. Management believed this metric to be instructive to assess the company's core earnings over time without regard to a relatively volatile revenue stream. Earnings derived from sales or payoffs of acquired loans, while once substantial, are no longer material, as the portfolio of acquired loans is almost entirely liquidated. Therefore, the segments are now based on operating net income. The reconciling items for the quarter ended September 30, 2013 from adjusted operating net income to operating net income include adding back $0.5 million non-cash gains on the acquired loan portfolio and adding back the related compensation expense of $0.2 million. The reconciling items for the nine months ended September 30, 2013 from adjusted operating net income to operating net income include adding back $4.7 million non-cash gains on the acquired loan portfolio, adding back the specific reserve on loans from the portfolio of $1.0 million, and adding back the related compensation expense of $1.1 million.

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Broker-Dealer
Non-interest revenues	$23,518	$24,899	$84,900	$70,560
Total net revenues after provision for loan losses	$23,518	$24,899	$84,900	$70,560
Non-interest expenses	20,107	21,452	69,983	60,671
Segment operating pre-tax net income	$3,411	$3,447	$14,917	$9,889
Segment assets	$106,510	$91,300	$106,510	$91,300
Asset Management
Non-interest revenues	$11,212	$6,150	$32,897	$18,529
Total net revenues after provision for loan losses	$11,212	$6,150	$32,897	$18,529
Non-interest expenses	9,899	5,792	30,813	19,739
Non-controlling interest	8	(115)	(275)	(1,466)
Segment operating pre-tax net income	$1,305	$473	$2,359	$256
Segment assets	$144,133	$102,075	$144,133	$102,075
Corporate Credit
Non-interest revenues	$1,235	$1,351	$3,842	$3,511
Total net revenues after provision for loan losses	$1,235	$1,351	$3,842	$3,511
Non-interest expenses	1,172	896	3,184	2,691
Segment operating pre-tax net income	$63	$455	$658	$820
Segment assets	$369,684	$6,333	$369,684	$6,333
Investment Income
Non-interest revenues	$1,364	$1,137	$5,357	$6,855
Net interest income	4,369	4,314	11,937	11,997
Provision for loan losses	(36)	(90)	186	(886)
Total net revenues after provision for loan losses	$5,697	$5,361	$17,480	$17,966
Non-interest expenses	1,544	2,655	4,370	2,014
Non-controlling interest	101	251	343	670
Segment operating pre-tax net income	$4,052	$2,455	$12,767	$15,282
Segment assets	$775,178	805,609	$775,178	$805,609
Corporate Costs
Non-interest expenses	3,276	2,479	11,490	10,715
Segment operating pre-tax net loss	$(3,276)	$(2,479)	$(11,490)	$(10,715)
Segment assets	$239,091	$186,421	$239,091	$186,421
Eliminations
Non-interest revenues	$(1,344)	$(1,531)	$(4,254)	$(4,414)
Total net revenues after provision for loan losses	$(1,344)	$(1,531)	$(4,254)	$(4,414)
Non-interest expenses	(1,344)	(1,531)	(4,166)	(4,394)
Segment operating pre-tax net loss	$-	$-	$(88)	$(20)
Segment assets	$(142,928)	$(108,420)	$(142,928)	$(108,420)
Total Segments
Non-interest revenues	$35,985	$32,006	$122,742	$95,041
Net interest income	4,369	4,314	11,937	11,997
Provision for loan losses	(36)	(90)	186	(886)
Total net revenues after provision for loan losses	$40,318	$36,230	$134,865	$106,152
Non-interest expenses	34,654	31,743	115,674	91,436
Non-controlling interest	109	136	68	(796)
Segment operating pre-tax net income	$5,555	$4,351	$19,123	$15,512
Total assets	$1,491,668	$1,083,318	$1,491,668	$1,083,318

The following tables reconcile the total segments to consolidated net income before income tax expense and total assets as of and for the three and nine months ended September 30, 2014 and 2013.

(In thousands)	As of and Three Months Ended September 30, 2014				As of and Three Months Ended September 30, 2013
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated

Non-interest revenues	$35,985	$(5,691)	(a)	$30,294	$32,006	$(475)	(a)	$31,531
Net Interest Income	4,369	(10)	(b)	4,359	4,314	(1)	(b)	4,313
Provision for loan losses	(36)	(920)		(956)	(90)	(377)		(467)
Total net revenues after provision for loan losses	$40,318	$(6,621)		$33,697	$36,230	$(853)		$35,377
Non-interest expenses	34,654	668	(c)	35,322	31,743	(272)	(c)	31,471
Noncontrolling interest	109	(4,689)		(4,580)	136	(1,153)		(1,017)
Operating pre-tax net income (loss)	$5,555	$(2,600)	(d)	$2,955	$4,351	$572	(d)	$4,923
Total assets	$1,491,668	$-		$1,491,668	$1,083,318	$-		$1,083,318

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

(d) Reconciling operating pre-tax net income to Consolidated Net Income before income tax expense in the Consolidated Statements of Operations consists of the following:

(In thousands)	Three Months Ended September 30,
	2014	2013
Operating net income	$3,443	$2,698
Addback of Income tax expense (assumed rate of 38%)	2,112	1,654
Total Segments operating pre-tax net income	$5,555	$4,351
Subtract / (Add back)
Stock options	509	262
Compensation expense - RSUs	776	699
Deferred compensation program accounting adjustment	(991)	(1,277)
Net unrealized loss on strategic equity investments and warrants.	1,393	(530)
General loan loss reserve for CLOs	913	274
Total Consolidation Adjustments and Reconciling Items	2,600	(572)
Consolidated pre-tax net income (loss) attributable to JMP Group Inc.	$2,955	$4,923

Income tax expense (benefit)	1,460	1,634
Consolidated Net Income (Loss) attributable to JMP Group Inc.	$1,495	$3,289

(In thousands)	As of and Nine Months Ended September 30, 2014				As of and Nine Months Ended September 30, 2013
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated

Non-interest revenues	$122,742	$(4,109)	(a)	$118,633	$95,041	$(1,899)	(a)	$93,142
Net Interest Income	11,937	(30)	(b)	11,907	11,997	(13,219)	(b)	(1,222)
Provision for loan losses	186	(1,851)		(1,665)	(886)	(1,505)		(2,391)
Total net revenues after provision for loan losses	$134,865	$(5,990)		$128,875	$106,152	$(16,623)		$89,529
Non-interest expenses	115,674	2,697	(c)	118,371	91,436	(435)	(c)	91,001
Noncontrolling interest	68	(3,858)		(3,790)	(796)	(989)		(1,785)
Operating pre-tax net income (loss)	$19,123	$(4,829)	(d)	$14,294	$15,512	$(15,199)	(d)	$313
Total assets	$1,491,668	$-		$1,491,668	$1,083,318	$-		$1,083,318

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

(d) Reconciling operating pre-tax net income to Consolidated Net Income before income tax expense in the Consolidated Statements of Operations consists of the following:

(In thousands)	Nine Months Ended September 30,
	2014	2013
Operating net income	$11,853	$9,617
Addback of Income tax expense (assumed rate of 38%)	7,270	5,895
Total Segments operating pre-tax net income	$19,123	$15,512
Subtract / (Add back)
Stock options	1,408	658
Compensation expense - RSUs	2,563	2,019
Deferred compensation program accounting adjustment	(2,479)	(3,547)
Net unrealized loss on strategic equity investments and warrants.	1,499	(615)
General loan loss reserve for CLOs	1,838	1,095
Net amortization of liquidity discounts on loans and asset-backed securities issued	-	14,979
Unrealized mark-to-market gain - HCC	-	610
Total Consolidation Adjustments and Reconciling Items	4,829	15,199
Consolidated pre-tax net income (loss) attributable to JMP Group Inc.	$14,294	$313

Income tax expense (benefit)	5,606	178
Consolidated Net Income (Loss) attributable to JMP Group Inc.	$8,688	$135

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

	As of
(In thousands)	September 30, 2014	December 31, 2013
	Net Assets	Net Assets
Harvest Opportunity Partners II	$3,885	$95,362
Harvest Small Cap Partners	120,850	321,714
Harvest Franchise Fund	7,700	114,145
Harvest Agriculture Select	4,108	43,089
Harvest Technology Partners	2,656	42,661
Harvest Financial Partners	77	-

(In thousands)	Three Months Ended September 30,
	2014		2013
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II	$883	$(190)	$(1,749)	$(322)
Harvest Small Cap Partners	35,397	(8,475)	17,044	(5,563)
Harvest Franchise Fund	964	(1,447)	(1,284)	1,380
Harvest Agriculture Select	1,591	(244)	1,489	(157)
Harvest Technology Partners	823	(197)	301	(201)
Harvest Financial Partners	77	(19)	-	-
Harvest Diversified Partners	-	-	177	(99)

(In thousands)	Nine Months Ended September 30,
	2014		2013
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II	$3,885	$(402)	$4,492	$(1,168)
Harvest Small Cap Partners	120,850	(20,771)	49,519	(15,966)
Harvest Franchise Fund	7,700	(1,690)	16,209	(604)
Harvest Agriculture Select	4,108	(704)	2,479	(363)
Harvest Technology Partners	2,656	(570)	82	(621)
Harvest Financial Partners	77	(19)	-	-
Harvest Diversified Partners	-	-	1,103	(375)

21. Subsequent Events

On October 30, 2014, the board declared a cash dividend of $0.07 per share of common stock for the third quarter of 2014 to be paid on November 28, 2014, to common stockholders of record on November 14, 2014.

On October 8, 2014, the board of directors authorized the repurchase of up to 722,112 additional shares of the company's outstanding common stock, bringing the total number of shares eligible for purchase to 1,500,000. Subsequently, on October 30, 2014, the board of directors authorized the repurchase of up to 526,284 additional shares, increasing the Company’s share repurchase authorization to 1,000,000 shares through December 31, 2015.

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

As of September 30, 2014 the contractual base management fees earned from each of these investment funds or company ranged between 1% and 2% of assets under management or were 2% of aggregate committed capital. The contractual incentive fees were generally (i) 20%, subject to high-water marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; (iii) 20%, subject to high-water marks, for Harvest Growth Capital LLC (“HGC“) and Harvest Growth Capital II LLC (“HGC II”). Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole and our core sectors. These conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another. As we consolidate HGC, HGC II and HCC LLC (through May 2, 2013), the management and incentive fees earned at HCS from HGC, HGC II, and HCC LLC (through May 2, 2013), are eliminated in consolidation.

Asset management fees for the collateralized loan obligations (“CLOs”) we manage currently consist only of senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate CLO I, CLO II, and CLO III, the management fees earned at JMP Credit Advisors LLC (“JMPCA“) from the CLOs are eliminated on consolidation in accordance with accounting principles GAAP. At September 30, 2014, the contractual senior and subordinated base management fees earned from CLO I and CLO II were 0.50% of the average aggregate collateral balance for a specified period. At September 30, 2014, the contractual senior and subordinated base management fees earned from CLO III were 0.175% of the average aggregate collateral balance for a specified period.

Redemption provisions of our funds require at least 90 days’ advance notice, except for one fund that requires twelve months advance notice.

The following tables present certain information with respect to the investment funds managed by HCS, HCAP Advisors, and CLOs managed by JMPCA:

(In thousands)	Assets Under Management (1) at		Company's Share of Assets Under Management at
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Funds Managed by HCS or HCAP Advisors:
Hedge Funds:
Harvest Opportunity Partners II (2)	$118,945	$123,481	$19,418	$15,847
Harvest Small Cap Partners	416,270	322,883	5,688	1,003
Harvest Franchise Fund	115,135	114,145	4,244	2,909
Harvest Agriculture Select (2)	107,547	90,589	22,077	14,578
Harvest Technology Partners (2)	46,666	42,661	15,007	10,311
Harvest Financial Partners	15,074	-	5,820	-
Private Equity Funds:
Harvest Growth Capital LLC (3)	34,907	35,130	1,675	1,649
Harvest Growth Capital LLC II (3)	82,180	73,552	1,925	1,748
Funds of Funds:
JMP Masters Fund	52,714	50,686	156	139
REITs:
New York Mortgage Trust	36,881	34,966	N/A	N/A
Loans:
Harvest Capital Credit Corporation	98,500	72,361	N/A	N/A
HCS and HCAP Advisors Totals	$1,124,819	$960,454	$76,010	$48,184

CLOs Managed by JMPCA:
CLO I (3)	410,566	441,533	N/A	N/A
CLO II (3)	331,083	330,431	N/A	N/A
CLO III (3)	359,731	10,003	N/A	N/A
JMPCA Totals	$1,101,380	$781,967	N/A	N/A

JMP Group Inc. Totals	$2,226,199	$1,742,421	$76,010	$48,184

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

(3)	HGC, HGC II, HCAP Advisors, CLO I, CLO II and CLO III were consolidated in the Company’s Statements of Financial Condition at both September 30, 2014 and December 31, 2013.

	Funds Managed by HCS
	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2013	$693,759	$108,682	$50,686	853,127
Contributions	71,718	14,626	-	86,344
Redemptions	(65,936)	-	(2,000)	(67,936)
Distributions from realization event	-	(2,192)	-	(2,192)
Appreciation	122,354	(4,029)	4,028	122,353
AUM at September 30, 2014	$821,895	$117,087	$52,714	991,696

	Funds Managed by HCS
	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2012	$605,491	$47,354	$42,182	695,027
Contributions	127,589	47,245	25	174,859
Redemptions	(86,542)	-	(750)	(87,292)
Distributions from realization event	-	(3,384)	-	(3,384)
Appreciation	56,348	112	6,847	63,307
AUM at September 30, 2013	$702,886	91,327	48,304	842,517

AUM related to hedge funds, private equity funds and funds of funds increased $138.7 million, or 16.2%, from $853.1 million at December 31, 2013 to $991.7 million at September 30, 2014. This increase was primarily attributed to capital contributions of $71.7 million and appreciation of $122.4 million, related to hedge funds managed by HCS, partially offset by redemptions of $65.9 million in these funds.

AUM related to hedge funds, private equity funds and funds of funds increased $147.5 million, or 21.2%, from $695.0 million at December 31, 2012 to $842.5 million at September 30, 2013. This increase was primarily attributed to capital contributions of $127.6 million and appreciation of $56.3 million related to hedge funds managed by HCS, partially offset by $86.5 million of redemptions in these funds.

(In thousands)	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II (1)	$163	230	25	$(323)	290	$1
Harvest Small Cap Partners	326	1,785	5,079	33	1,421	2,108
Harvest Franchise Fund	14	313	30	(33)	301	-
Harvest Agriculture Select (1)	602	264	103	484	222	40
Harvest Technology Partners (1)	232	77	1	39	123	1
Harvest Diversified Partners	-	-	-	76	45	4
Harvest Financial Partners	17	16	3	-	-	-
Private Equity Funds:
Harvest Growth Capital LLC (2)	(42)	-	-	(226)	104	-
Harvest Growth Capital II LLC (2)	(121)	281	-	193	281	-
Funds of Funds:
JMP Masters Fund	9	122	-	3	111	-
REITs:
New York Mortgage Trust	-	-	382	-	-	339
Loans:
Harvest Capital Credit LLC (2)	N/A	-	-	N/A	-	-
Harvest Capital Credit Corporation	N/A	488	538	N/A	250	-
CLOs:
CLO I (2)	N/A	547	-	N/A	586	-
CLO II (2)	N/A	418	-	N/A	323	-
CLO III (2)	N/A	237	-	N/A	-	-
Totals	$1,200	$4,778	$6,161	$246	$4,057	$2,493

(1)	HOP II, HAS and HTP include managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(2)

Revenues earned from HGC, HGC II, HCC LLC (through May 2, 2013), CLO I, CLO II (effective April 30, 2013), CLO III (effective December 11, 2013) are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.

(In thousands)	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II (1)	$825	707	145	$429	$975	$351
Harvest Small Cap Partners	1,058	4,860	18,264	268	4,179	6,142
Harvest Franchise Fund	235	932	31	430	811	-
Harvest Agriculture Select (1)	1,577	763	253	580	516	221
Harvest Technology Partners (1)	699	233	3	(46)	460	1
Harvest Diversified Partners	-	-	-	556	132	72
Harvest Financial Partners	17	16	3	-	-	-
Private Equity Funds:
Harvest Growth Capital LLC (2)	49	182	-	(109)	315	30
Harvest Growth Capital II LLC (2)	(256)	844	-	143	837	-
Funds of Funds:
JMP Masters Fund	17	364	16	21	315	-
REITs:
New York Mortgage Trust	-	-	1,036	-	-	932
Loans:
Harvest Capital Credit LLC (2)	N/A	-	-	N/A	108	386
Harvest Capital Credit Corporation	N/A	1,316	664	N/A	389	-
CLOs:
CLO I (2)	N/A	1,654	-	N/A	1,766	-
CLO II (2)	N/A	1,242	-		542	-
CLO III (2)	N/A	386	-	N/A	-	-
Totals	$4,221	$13,499	$20,415	$2,272	$11,345	$8,135

(1)	HOP II, HAS and HTP include managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(2)

Revenues earned from HGC, HGC II, HCC LLC (through May 2, 2013), CLO I, CLO II (effective April 30, 2013), CLO III (effective December 11, 2013) are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.

Principal Transactions

Principal transaction revenues includes realized and unrealized net gains and losses resulting from our principal investments, which include investments in equity and other securities for our own account and as the general partner of funds managed by us, warrants we may receive from certain investment banking assignments, as well as limited partner investments in private funds managed by third parties. In addition, we invest a portion of our capital in a portfolio of equity securities managed by HCS and in side-by-side investments in the funds managed by us. In certain cases, we also co-invest alongside our institutional clients in private transactions resulting from our investment banking business. Principal transaction revenues also include unrealized gains and losses on the private equity securities owned by HGC and HGC II, two private equity funds managed by HCS which are consolidated in our financial statements, as well as unrealized gains and losses on the investments in private companies and investment partnerships sponsored by HCS and JMP Capital LLC (“JMP Capital”), and unrealized gains and losses on the warrants, options and equity securities owned by HCC LLC (through May 2, 2013).

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

Non-controlling Interest

Non-controlling interest for the nine months ended September 30, 2013 and 2014 includes the interest of third parties in CLO I, CLO II, CLO III, HGC, HGC II, HCC LLC, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements.

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

On September 30, 2014, JMP Group, Inc. closed on a $370.5 million CLO. The senior notes offered in this transaction were issued by CLO III, and are backed primarily by a diversified portfolio of broadly syndicated leveraged loans. These senior notes are subject to a two-year non-call period. The CLO has a four-year reinvestment period, through October 17, 2018, that allows for the use of the proceeds from any principal repayments on, or any sales of, collateral assets towards the purchase of qualifying replacement assets, subject to certain conditions and limitations. The Company, through a wholly-owned subsidiary, manages CLO III and as of September 30, 2014, the Company owned 13.5% of the subordinated notes of the Issuer. JMP Group, Inc. was identified as the primary beneficiary based on the ability to direct activities of CLO III through its subsidiary manager, JMP Credit Advisors, and its equity ownership.

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

 Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2014 and 2013 and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Three Months Ended September 30,		Change from 2013 to 2014
	2014	2013	$	%
Revenues
Investment banking	$17,063	$19,137	$(2,074)	-10.8%
Brokerage	6,455	5,750	705	12.3%
Asset management fees	9,630	5,328	4,302	80.7%
Principal transactions	(4,276)	640	(4,916)	N/A
Gain (loss) on sale, payoff and mark-to-market of loans	(12)	166	(178)	-107.2%
Net dividend income	242	243	(1)	-0.4%
Other income	1,192	267	925	N/A
Non-interest revenues	30,294	31,531	(1,237)	-3.9%

Interest income	9,973	8,734	1,239	14.2%
Interest expense	(5,614)	(4,421)	(1,193)	27.0%
Net interest income	4,359	4,313	46	1.1%

Provision for loan losses	(956)	(467)	(489)	104.7%

Total net revenues after provision for loan losses	33,697	35,377	(1,680)	-4.7%

Non-interest expenses
Compensation and benefits	28,315	24,685	3,630	14.7%
Administration	1,901	1,919	(18)	-0.9%
Brokerage, clearing and exchange fees	772	939	(167)	-17.8%
Travel and business development	890	994	(104)	-10.5%
Communication and technology	970	907	63	6.9%
Professional fees	1,157	632	525	83.1%
Other	1,317	1,395	(78)	-5.6%
Total non-interest expenses	35,322	31,471	3,851	12.2%
Income (loss) before income tax expense	(1,625)	3,906	(5,531)	141.6%
Income tax expense	1,460	1,634	(174)	10.6%
Net income (loss)	(3,085)	2,272	(5,357)	N/A
Less: Net loss attributable to non-controlling interest	(4,580)	(1,017)	(3,563)	N/A
Net income attributable to JMP Group Inc.	$1,495	$3,289	$(1,794)	54.5%

(In thousands)	Nine Months Ended September 30,		Change from 2013 to 2014
	2014	2013	$	%
Revenues
Investment banking	$65,177	$52,301	$12,876	24.6%
Brokerage	19,585	17,924	1,661	9.3%
Asset management fees	30,032	15,606	14,426	92.4%
Principal transactions	1,719	4,849	(3,130)	-64.5%
(Loss) gain on sale, payoff and mark-to-market of loans	(183)	1,591	(1,774)	-111.5%
Net dividend income	739	290	449	154.8%
Other income	1,564	581	983	169.2%
Non-interest revenues	118,633	93,142	25,491	27.4%

Interest income	27,773	24,603	3,170	12.9%
Interest expense	(15,866)	(25,825)	9,959	-38.6%
Net interest income (expense)	11,907	(1,222)	13,129	N/A

Provision for loan losses	(1,665)	(2,391)	726	-30.4%

Total net revenues after provision for loan losses	128,875	89,529	39,346	43.9%

Non-interest expenses
Compensation and benefits	97,670	69,066	28,604	41.4%
Administration	5,383	7,255	(1,872)	-25.8%
Brokerage, clearing and exchange fees	2,515	2,851	(336)	-11.8%
Travel and business development	2,721	2,991	(270)	-9.0%
Communication and technology	2,860	2,592	268	10.3%
Professional fees	3,233	2,468	765	31.0%
Other	3,989	3,778	211	5.6%
Total non-interest expenses	118,371	91,001	27,370	30.1%
Income (loss) before income tax expense	10,504	(1,472)	11,976	N/A
Income tax expense	5,606	178	5,428	N/A
Net income (loss)	4,898	(1,650)	6,548	N/A
Less: Net loss attributable to non-controlling interest	(3,790)	(1,785)	(2,005)	-112.3%
Net income attributable to JMP Group Inc.	$8,688	$135	$8,553	N/A

 Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Overview

Total net revenues after provision for loan losses decreased $1.7 million, or 4.7%, from $35.4 million for the quarter ended September 30, 2013 to $33.7 million for the quarter ended September 30, 2014, driven by a decline in non-interest revenues of $1.2 million and an increase in provision for loan losses of $0.5 million.

Non-interest revenues decreased $1.2 million, or 3.9%, from $31.5 million for the quarter ended September 30, 2013 to $30.3 million in the same period in 2014. This decrease was primarily driven by a $4.9 million decline in principal transactions and $2.1 million decline in investment banking revenues, partially offset by an increase in asset management fees of $4.3 million.

Provision for loan losses increased $0.5 million from $0.5 million for the quarter ended September 30, 2013 to $1.0 million for the quarter ended September 30, 2014. The increase was driven by the general reserve recorded in connection with the loan portfolio underlying CLO III whose warehouse closed in the fourth quarter of 2013.

Total non-interest expenses increased $3.9 million, or 12.2%, from $31.5 million for the quarter ended September 30, 2013 to $35.3 million for the quarter ended September 30, 2014, primarily due to an increase in compensation and benefits of $3.6 million.

Net income attributable to JMP Group Inc. decreased $1.8 million, or 54.5%, from $3.3 million after income tax expense of $1.6 million for the quarter ended September 30, 2013 to $1.5 million net income after income tax expense of $1.5 million for the quarter ended September 30, 2014.

 Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Overview

Total net revenues after provision for loan losses increased $39.3 million, or 43.9%, from $89.5 million for the nine months ended September 30, 2013 to $128.9 million for the nine months ended September 30, 2014, driven by increases in non-interest revenues of $25.5 million and net interest income of $13.1 million.

Non-interest revenues increased $25.5 million, or 27.4%, from $93.1 million for the nine months ended September 30, 2013 to $118.6 million in the same period in 2014. This increase was primarily driven by a $14.4 million increase in asset management fees and a $12.9 million increase in investment banking revenues.

Net interest income increased $13.1 million, from $1.2 million net interest expense for the nine months ended September 30, 2013 to $11.9 million net interest income for the same period in 2014. This increase in net interest income is primarily attributed to an increase in net interest earned at JMP Credit, partially offset by $2.3 million interest expense related to the bond issued in January 2014.

Provision for loan losses decreased $0.7 million from $2.4 million for the nine months ended September 30, 2013 to $1.7 million for the nine months ended September 30, 2014. The decrease was driven by a specific reserve from one non-accrual loan held at JMP Credit recorded in the nine months ended September 30, 2013 in addition to the general reserve recorded in connection with the loan portfolio underlying CLO II which closed in the first quarter of 2013, partially offset by general reserves recorded in 2014 in connection with the loan portfolio underlying CLO III which closed in the fourth quarter of 2013.

Total non-interest expenses increased $27.4 million, or 30.1%, from $91.0 million for the nine months ended September 30, 2013 to $118.4 million for the nine months ended September 30, 2014, primarily due to an increase in compensation and benefits of $28.6 million.

Net income attributable to JMP Group Inc. increased $8.6 million, from $0.1 million after income tax expense of $0.2 million for the nine months ended September 30, 2013 to $8.7 million net income after income tax expense of $5.6 million for the nine months ended September 30, 2014.

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

(vii)	excludes general loan loss reserves on the CLOs; and

(viii)	assumes a combined federal, state and local income tax rate of 38% for the three and nine months ended September 30, 2014 and 2013.

Discussed below is our Operating Net Income by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company's various business lines.

	Three Months Ended September 30, 2014
(In thousands)	Broker- Dealer	Asset Management	Corporate Credit	Operating Platforms	Investment Income	Corporate Costs	Elimin- ations	Total Segments
Revenues
Investment banking	$17,063	$-	$-	$17,063	$-	$-	$-	$17,063
Brokerage	6,455	-	-	6,455	-	-	-	6,455
Asset management related fees	-	11,212	1,235	12,447	-	-	(1,344)	11,103
Principal transactions	-	-	-	-	1,134	-	-	1,134
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	-	(12)	-	-	(12)
Net dividend income	-	-	-	-	242	-	-	242
Net interest income	-	-	-	-	4,369	-	-	4,369
Provision for loan losses	-	-	-	-	(36)	-	-	(36)
Adjusted net revenues	23,518	11,212	1,235	35,965	5,697	-	(1,344)	40,318

Non-interest expenses
Non-interest expenses	20,107	9,899	1,172	31,178	1,544	3,276	(1,344)	34,654

Less: Non-controlling interest	-	8	-	8	101	-	-	109

Operating pre-tax net income	3,411	1,305	63	4,779	4,052	(3,276)	-	5,555

Income tax expense (assumed rate of 38%)	1,296	497	24	1,817	1,540	(1,245)	-	2,112

Operating net income (loss)	$2,115	$808	$39	$2,962	$2,512	$(2,031)	$-	$3,443

	Three Months Ended September 30, 2013
(In thousands)	Broker-Dealer	Asset Management	Corporate Credit	Operating Platforms	Investment Income	Corporate Costs	Elimin-ations	Total Segments
Revenues
Investment banking	$19,149	$-	$-	$19,149	$-	$-	$(12)	$19,137
Brokerage	5,750	-	-	5,750	-	-	-	5,750
Asset management related fees	-	6,150	1,351	7,501	-	-	(1,519)	5,982
Principal transactions	-	-	-	-	728	-	-	728
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	-	166	-	-	166
Net dividend income	-	-	-	-	243	-	-	243
Net interest income	-	-	-	-	4,314	-	-	4,314
Provision for loan losses	-	-	-	-	(90)	-	-	(90)
Adjusted net revenues	24,899	6,150	1,351	32,400	5,361	-	(1,531)	36,230

Non-interest expenses
Non-interest expenses	21,452	5,792	896	28,140	2,655	2,479	(1,531)	31,743

Less: Non-controlling interest	-	(115)	-	(115)	251	-	-	136

Operating pre-tax net income	3,447	473	455	4,375	2,455	(2,479)	-	4,351

Income tax expense (assumed rate of 38%)	1,310	180	173	1,663	933	(942)	-	1,654

Operating net income (loss)	$2,137	$293	$282	$2,713	$1,522	$(1,537)	$-	$2,698

The following table reconciles the operating net income to Total Segments operating pre-tax net income, to consolidated pre-tax net income (loss) attributable to JMP Group, and to consolidated net income (loss) attributable to JMP Group, for the three months ended September 30, 2013 and 2014.

(In thousands)	Three Months Ended September 30,
	2014	2013
Operating net income	$3,443	$2,698
Addback of Income tax expense (assumed rate of 38%)	2,112	1,654
Total Segments operating pre-tax net income	$5,555	$4,351
Subtract / (Add back)
Stock options	509	262
Compensation expense - RSUs	776	699
Deferred compensation program accounting adjustment	(991)	(1,277)
Net unrealized loss on strategic equity investments and warrants.	1,393	(530)
General loan loss reserve for the CLOs	913	274
Total Consolidation Adjustments and Reconciling Items	2,600	(572)
Consolidated pre-tax net income attributable to JMP Group Inc.	$2,955	$4,923

Income tax expense	1,460	1,634
Consolidated Net Income (Loss) attributable to JMP Group Inc.	$1,495	$3,289

When evaluating the performance of JMP Group's core business strategy and ongoing operations, management also reviewed the Adjusted Operating Net Income through December 31, 2013, which excluded the non-cash gains and losses recognized by JMP Credit Corp due to the sale or payoff of loans originally included in the portfolio acquired by JMP Group in April 2009, as well as the provision for loan losses related to this portfolio of loans. Adjustments derived from sales or payoffs of acquired loans, while once substantial, are no longer material, as the portfolio of acquired loans is almost entirely liquidated. Therefore, the analysis below is based on operating net income. The adjusted operating net income, after a 38% tax rate, was $2.7 million for the three months ended September 30, 2013. The reconciling items for the quarter ended September 30, 2013 from adjusted operating net income to operating net income include adding back $0.5 million non-cash gains on the acquired loan portfolio and adding back the related compensation expense of $0.2 million.

	Nine Months Ended September 30, 2014
(In thousands)	Broker-Dealer	Asset Management	Corporate Credit	Operating Platforms	Investment Income	Corporate Costs	Elimin-ations	Total Segments
Revenues
Investment banking	$65,265	$-	$-	$65,265	$-	$-	$(88)	$65,177
Brokerage	19,585	-	-	19,585	-	-	-	19,585
Asset management related fees	50	32,897	3,842	36,789	-	-	(4,166)	32,623
Principal transactions	-	-	-	-	4,801	-	-	4,801
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	-	(183)	-	-	(183)
Net dividend income	-	-	-	-	738	-	-	738
Net interest income	-	-	-	-	11,938	-	-	11,938
Provision for loan losses	-	-	-	-	186	-	-	186
Adjusted net revenues	84,900	32,897	3,842	121,639	17,480	-	(4,254)	134,865

Non-interest expenses
Non-interest expenses	69,983	30,813	3,184	103,980	4,370	11,490	(4,166)	115,674

Less: Non-controlling interest	-	(275)	-	(275)	343	-	-	68

Operating pre-tax net income	14,917	2,359	658	17,934	12,767	(11,490)	(88)	19,123

Income tax expense (assumed rate of 38%)	5,668	898	250	6,817	4,851	(4,365)	(33)	7,270

Operating net income (loss)	$9,249	$1,461	$408	$11,118	$7,916	$(7,125)	$(55)	$11,853

	Nine Months Ended September 30, 2013
(In thousands)	Broker-Dealer	Asset Management	Corporate Credit	Operating Platforms	Investment Income	Corporate Costs	Elimin-ations	Total Segments
Revenues
Investment banking	$52,636	$-	$-	$52,636	$-	$-	$(335)	$52,301
Brokerage	17,924	-	-	17,924	-	-	-	17,924
Asset management related fees	-	18,529	3,511	22,040	-	-	(4,085)	17,955
Principal transactions	-	-	-	-	4,386	-	6	4,392
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	-	1,501	-	-	1,501
Net dividend income	-	-	-	-	968	-	-	968
Net interest income	-	-	-	-	11,997	-	-	11,997
Provision for loan losses	-	-	-	-	(886)	-	-	(886)
Adjusted net revenues	70,560	18,529	3,511	92,600	17,966	-	(4,414)	106,152

Non-interest expenses
Non-interest expenses	60,671	19,739	2,691	83,101	2,014	10,715	(4,394)	91,436

Less: Non-controlling interest	-	(1,466)	-	(1,466)	670	-	-	(796)

Operating pre-tax net income	9,889	256	820	10,965	15,282	(10,715)	(20)	15,512

Income tax expense (assumed rate of 38%)	3,758	98	312	4,167	5,807	(4,072)	(8)	5,895

Operating net income (loss)	$6,131	$158	$508	$6,798	$9,475	$(6,643)	$(12)	$9,617

The following table reconciles The following table reconciles the operating net income to Total Segments operating pre-tax net income, to consolidated pre-tax net income (loss) attributable to JMP Group, and to consolidated net income (loss) attributable to JMP Group, for the nine months ended September 30, 2013 and 2014.

(In thousands)	Nine Months Ended September 30,
	2014	2013
Operating net income	$11,853	$9,617
Addback of Income tax expense (assumed rate of 38%)	7,270	5,895
Total Segments operating pre-tax net income	$19,123	$15,512
Subtract / (Add back)
Stock options	1,408	658
Compensation expense - RSUs	2,563	2,019
Deferred compensation program accounting adjustment	(2,479)	(3,547)
Net unrealized loss on strategic equity investments and warrants.	1,499	(615)
General loan loss reserve for the CLOs	1,838	1,095
Net amortization of liquidity discounts on loans and asset-backed securities issued	-	14,979
Unrealized mark-to-market gain - HCC	-	610
Total Consolidation Adjustments and Reconciling Items	4,829	15,199
Consolidated pre-tax net income attributable to JMP Group Inc.	$14,294	$313

Income tax expense	5,606	178
Consolidated Net Income (Loss) attributable to JMP Group Inc.	$8,688	$135

When evaluating the performance of JMP Group's core business strategy and ongoing operations, management also reviewed the Adjusted Operating Net Income through December 31, 2013, which excluded the non-cash gains and losses recognized by JMP Credit Corp due to the sale or payoff of loans originally included in the portfolio acquired by JMP Group in April 2009, as well as the provision for loan losses related to this portfolio of loans. Adjustments derived from sales or payoffs of acquired loans, while once substantial, are no longer material, as the portfolio of acquired loans is almost entirely liquidated. Therefore, the analysis below is based on operating net income. The adjusted operating net income, after a 38% tax rate, was $10.0 million for the nine months ended September 30, 2013. The reconciling items for the nine months ended September 30, 2013 from adjusted operating net income to operating net income include adding back $4.7 million non-cash gains on the acquired loan portfolio, adding back the specific reserve on loans from the portfolio of $1.0 million, and adding back the related compensation expense of $1.1 million.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues

Investment Banking

Investment banking revenues decreased $2.0 million, or 10.8%, from $19.1 million for the quarter ended September 30, 2013 to $17.1 million for the same period in 2014. As a percentage of total net revenues after provision for loan losses, investment banking revenues decreased from 54.1% for the quarter ended September 30, 2013 to 50.6% for the quarter ended September 30, 2014.

Our segment reported investment banking revenues, earned in our Broker-Dealer segment, decreased $2.0 million from $19.1 million for the quarter ended September 30, 2013 to $17.1 million for the same period in 2014. Our debt and convertible revenues decreased $3.0 million, or 86.6%, from $3.5 million for the quarter ended September 30, 2013 to $0.5 million for the same period in 2014. We executed four transactions related to debt and convertible revenue transactions in the quarter ended September 30, 2014 compared to five in the same period in 2013. Private capital markets and other transaction decreased $1.4 million from $1.5 million for the quarter ended September 30, 2013 to $0.1 million for the same period in 2014. We executed two private capital market and other transactions in the quarter ended September 30, 2013 compared to one in the same period in 2014. Public equity underwriting revenues decreased $1.0 million, or 9.1%, from $10.8 million for the quarter ended September 30, 2013 to $9.8 million for the quarter ended September 30, 2014. We executed 27 and 26 public equity underwriting transactions in the quarters ended September 30, 2013 and September 30, 2014, respectively. We acted as a lead manager on 10 transactions in the quarter ended September 30, 2014 compared to nine in the same period in 2013. The decrease was attributed to declines in average revenues per transaction. These declines were partially offset by increases in our strategic advisory transactions. Our strategic advisory revenues increased $3.3 million, or 101.9%, from $3.3 million for the quarter ended September 30, 2013 to $6.6 million for the quarter ended September 30, 2014. We executed four strategic advisory transactions in both the quarters ended September 30, 2014 and 2013. This increase was driven by the average revenues per transaction.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment increased $0.7 million, or 12.3%, from $5.8 million for the quarter ended September 30, 2013 to $6.5 million for the quarter ended September 30, 2014. The increase was mainly the result of more volume. Brokerage revenues increased as a percentage of total net revenues after provision for loan losses, from 16.3% for the quarter ended September 30, 2013 to 19.2% for the quarter ended September 30, 2014. On an adjusted basis, brokerage revenues were 15.9% and 16.0% for the quarters ended September 30, 2013 and 2014, respectively, as a percentage of adjusted net revenue after provision for loan losses.

Asset Management Fees

(In thousands)	Three Months Ended September 30,
	2014	2013
Base management fees:
Fees reported as asset management fees	$3,470	$2,835
Fees earned at HGC, HGC II and HCC LLC	281	386
Total base management fees	3,751	3,221

Incentive fees:
Fees reported as asset management fees	$6,160	$2,493
Total incentive fees	6,160	2,493

Other fee income:
Fundraising and other income:	$1,192	$267
Total other fee income	1,192	267

Asset management related fees:
Fees reported as asset management fees	$9,630	$5,328
Fees reported as other income	1,192	267
Fees earned at HGC, HGC II and HCC LLC	281	386
Total Segment asset management related fee revenues	$11,103	$5,981

Consolidation adjustment	(281)	(386)

Adjusted total asset management related fees:	$10,822	$5,595

Fees reported as asset management fees were $5.3 million and $9.6 million for the quarters ended September 30, 2013 and 2014, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues increased from 15.1% for the quarter ended September 30, 2013 to 28.6% for the quarter ended September 30, 2014. Fees reported as other income increased $0.9 million, or 346.4% from $0.3 million for the quarter ended September 30, 2013 to $1.2 million for the quarter ended September 30, 2014. As a percentage of total net revenues after provision for loan losses, other income increased from 0.8% for the quarter ended September 30, 2013 to 3.5% for the same period in 2014.

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

Total segment asset management related fee revenue increased $5.1 million from $6.0 million for the quarter ended September 30, 2013 to $11.1 million for the quarter ended September 30, 2014. The increase primarily was attributed to the $3.7 million increase in incentive fees, from $2.5 million for the quarter ended September 30, 2013 to $6.2 million for the same period in 2014. The increase in incentive fees was driven by a $3.0 million increase related to Harvest Small Cap Partners (“HSCP”). Total base management fee increased $0.6 million from $3.2 million for the quarter ended September 30, 2013 to $3.8 million for the same period in 2014. On an adjusted basis, adjusted asset management related fees were 16.5% and 27.5% for the quarters ended September 30, 2013 and 2014, respectively, as a percentage of adjusted net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues decreased $4.9 million from $0.6 million for the quarter ended September 30, 2013 to a $4.3 million loss for the same period in 2014. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were 1.8% for the quarter ended September 30, 2013 and 12.7% for the quarter ended September 30, 2014.

Total segment principal transaction revenues increased $0.4 million from $0.7 million for the quarter ended September 30, 2013 to $1.1 million for the same period in 2014. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. We believe that presenting total segment principal transaction revenues is useful to investors as a means of assessing the performance of JMP Group’s combined investment activities. The principal transaction revenues for both 2013 and 2014 were based in our Investment Income segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

	Three Months Ended September 30,
(In thousands)	2014	2013

Equity and other securities excluding non-controlling interest	$596	$84
Warrants and other investments	(329)	397
Investment partnerships	867	248
Total Segment principal transaction revenues	1,134	729
Operating adjustment addbacks	(1,060)	531
Non-controlling interest in HGC and HGC II	(4,350)	(620)
Total principal transaction revenues	$(4,276)	$640

The increase primarily reflects additional revenues from investment partnerships, partially offset by declines in equity and other securities and in warrants and other investments. Revenues from investment partnerships increased $0.7 million from $0.2 million for the quarter ended September 30, 2013 to $0.9 million for the quarter ended September 30, 2014. Revenues from equity and other securities increased $0.5 million from $0.1 million for the quarter ended September 30, 2013 to $0.6 million for the same period in 2014. Revenues from warrants and other investments decreased by $0.7 million from $0.4 million for the quarter ended September 30, 2013 to a $0.3 million loss for the quarter ended September 30, 2014. On an adjusted basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues were 3.9% for both the quarters ended September 30, 2013 and 2014.

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans was earned in our Investment Income segment. Gain on sale, payoff and mark-to-market of loans decreased $0.2 million, from $0.2 million for the quarter ended September 30, 2013 to a $12 thousand loss for the quarter ended September 30, 2014, respectively. As a percentage of total net revenues after provision for loan losses, gain on sale and payoff of loans decreased from 0.5% for the quarter ended September 30, 2013 to less than 0.1% for the quarter ended September 30, 2014. Gain on sale, payoff and mark-to-market of loans decreased from 0.5% for the quarter ended September 30, 2013 to less than 0.1% for the quarter ended September 30, 2014 as a percentage of total segment adjusted net revenues.

Net Dividend Income

Net dividend income was $0.2 million for both the quarters ended September 30, 2014 and 2013. Net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Three Months Ended September 30,
	2014	2013
CLO I loan contractual interest income	$3,614	$4,424
CLO I ABS issued contractual interest expense	(1,009)	(1,097)
Net CLO I contractual interest	2,605	3,327

CLO II loan contractual interest income	$3,887	$3,294
CLO II ABS issued contractual interest expense	(1,702)	(1,852)
Net CLO II contractual interest	2,185	1,442

CLO III loan contractual interest income	$1,775	$-
CLO III warehouse/ABS issued contractual interest expense	(529)	-
Net CLO III contractual interest	1,246	-

Bond Payable interest expense	(1,901)	(963)

Other interest income	234	508

Total Segment net interest income	$4,369	$4,314

Other interest income adjustment	(10)	(1)

Total net interest income (expense)	$4,359	$4,313

Net interest income increased from $4.3 million net interest expense for the quarter ended September 30, 2013 to $4.4 million net interest income for the quarter ended September 30, 2014. The net interest income increase was driven primarily by the CLO III interest earned in the quarter ended September 30, 2014, offset by a decrease in net interest income from CLO I. These increases in net interest income were partially offset by additional bond interest expense from the 2014 bond issuance. As a percentage of total net revenues after provision for loan losses, net interest income was 12.2% for the quarter ended September 30, 2013 and 12.9% for the quarter ended September 30, 2014.

Total segment net interest income increased from $4.3 million for the quarter ended September 30, 2013 to $4.4 million for the quarter ended September 30, 2014. Net interest income is earned in our Investment Income segment, and largely reflects net CLO I and CLO II contractual interest. Total segment net interest income is a non-GAAP financial measure that aggregates our segment reported net interest income (expense) across each segment. We believe that presenting total segment net interest income is useful to investors as a means of assessing the performance of JMP Group’s combined credit activities. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment adjusted net revenues, net interest income decreased from 11.9% for the quarter ended September 30, 2013 to 10.8% for the quarter ended September 30, 2014.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Three Months Ended September 30, 2014
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$3,614	$382,651	3.70%	0.23%	3.47%
CLO I ABS issued contractual interest expense	(1,009)	(406,903)	1.11%	0.23%	0.88%
CLO II loan contractual interest income	3,887	326,106	4.66%	0.22%	4.44%
CLO II ABS issued contractual interest expense	(1,702)	(318,918)	2.09%	0.22%	1.87%
CLO III loan contractual interest income	1,775	140,884	4.93%	0.22%	4.71%
CLO III warehouse/ABS issued contractual interest expense	(529)	(122,480)	1.62%	0.22%	1.40%
Net CLO contractual interest	$6,036	N/A	N/A	N/A	N/A

(In thousands)	Three Months Ended September 30, 2013
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$4,425	$408,999	4.23%	0.27%	3.96%
CLO I ABS issued contractual interest expense	(1,097)	421,353	1.02%	0.27%	0.75%
CLO II loan contractual interest income	3,294	288,681	4.46%	0.40%	4.06%
CLO II ABS issued contractual interest expense	(1,852)	320,000	2.26%	0.40%	1.86%
Net CLO contractual interest	$4,770	N/A	N/A	N/A	N/A

Provision for Loan Losses

Provision for loan losses increased $0.5 million, or 104.7%, from $0.5 million for the quarter ended September 30, 2013 to $1.0 million for the same period in 2014. The increase was driven by the general reserve recorded in connection with the loan portfolio underlying CLO III whose warehouse closed in the fourth quarter of 2013. As a percent of net revenues after provision for loan losses, provision for loan losses were 1.3% for the quarter ended September 30, 2013 and 2.8% for the quarter ended September 30, 2014.

Total segment provision for loan losses decreased from $0.1 million for the quarter ended September 30, 2013 to a $0.1 million reversal for the quarter ended September 30, 2014. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2014 and 2013 was solely recognized in our Investment Income segment. As a percent of total segment adjusted net revenues, segment provision for loan losses were 0.2% and 0.1% for the quarters ended September 30, 2013 and 2014, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, increased $3.6 million, or 14.7%, from $24.7 million for the quarter ended September 30, 2013 to $28.3 million for the quarter ended September 30, 2014.

Employee payroll, taxes and benefits, and consultant fees were $9.2 million and $10.4 million for the quarters ended September 30, 2013 and 2014, respectively. Performance-based bonus and commission increased $1.3 million from $14.1 million for the quarter ended September 30, 2013 to $15.4 million for the quarter ended September 30, 2014.

Equity-based compensation was $1.3 million and $2.5 million for the quarters ended September 30, 2013 and 2014, respectively. The increase is primarily due to $0.9 million of expense related to RSUs issued in connection with the 2013 annual bonus.

Compensation and benefits as a percentage of revenues increased from 69.8% of total net revenues after provision for loan losses for the quarter ended September 30, 2013 to 84.0% for the same period in 2014. Approximately $4.8 million of the unrealized loss at HGC, HGC II for the quarter ended September 30, 2014 and $1.0 million of the unrealized gain at HGC, HGC II and HCC for the quarter ended September 30, 2013 was attributable to non-controlling interest holders and therefore, did not have associated performance-based bonus expense, resulting in the higher percentages for these quarters.

Our segment reported compensation and benefits, which recognizes 100% of the cost of deferred compensation, including non-cash stock-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits increased $2.7 million from $25.0 million for the quarter ended September 30, 2013 to $27.7 million for the quarter ended September 30, 2014. As a percent of total segment net revenues, compensation and benefits were 69.0% and 68.7% for the quarters ended September 30, 2013 and 2014, respectively.

Administration

Administration expense was $1.9 million for both the quarters ended September 30, 2013 and 2014. As a percentage of total net revenues after provision for loan losses, administration expense increased from 5.4% for the quarter ended September 30, 2013 to 5.6% for the same period in 2014.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees decreased $0.1 million from $0.9 million for the quarter ended September 30, 2013 to $0.8 million for the same period in 2014. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 2.7% for the quarter ended September 30, 2013 to 2.3% for the same period in 2014.

Travel and Business Development

Travel and business development expenses were $1.0 million and $0.9 million for the quarters ended September 30, 2013 and 2014, respectively. As a percentage of total net revenues after provision for loan losses, travel and business development expense decreased from 2.8% for the quarter ended September 30, 2013 to 2.6% for the same period in 2014.

Communications and Technology

Communications and technology expenses were $0.9 million and $1.0 million for the quarters ended September 30, 2013 and 2014, respectively. As a percentage of total net revenues after provision for loan losses, communications and technology expense increased from 2.6% for the quarter ended September 30, 2013 to 2.9% for the same period in 2014.

 Professional Fees

Professional fees increased $0.6 million from $0.6 million for the quarter ended September 30, 2013 to $1.2 million for the quarter ended September 30, 2014. This increase was primarily attributed to fees associated with the proposed restructuring of the Company into a publicly traded partnership. As a percentage of total net revenues after provision for loan losses, professional fees increased from 1.8% for the quarter ended September 30, 2013 to 3.4% for the same period in 2014.

Other Expenses

Other expenses decreased $0.1 million from $1.4 million for the quarter ended September 30, 2013 to $1.3 million for the quarter ended September 30, 2014. As a percentage of total net revenues after provision for loan losses, other expenses were 3.9% for both the quarters ended September 30, 2013 and 2014.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest decreased from a $1.0 million loss for the quarter ended September 30, 2013 to a $4.6 million loss for the quarter ended September 30, 2014. The decrease primarily results from non-controlling interest in HGC and HGC II. Non-controlling interest for the quarter ended September 30, 2013 includes the interest of third parties in CLO I, CLO II, HCC LLC, HGC, HGC II, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the quarter ended September 30, 2014 also includes the interest of third parties in CLO III, a partially-owned subsidiary consolidated in our financial statements.

Provision for Income Taxes

For the quarters ended September 30, 2013 and 2014, we recorded income tax expense of $1.6 million and $1.5 million, respectively. The effective tax rates for the quarters ended September 30, 2013 and 2014 were 41.0% and a negative 52.7%, respectively.

Our operating net income assumes a combined federal, state and local income tax rate of 38% for both quarters ended September 30, 2013 and 2014. Segment income tax expense increased $0.4 million from $1.7 million for the quarter ended September 30, 2013 to $2.1 million for the quarter ended September 30, 2014.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues

Investment Banking

Investment banking revenues increased $12.9 million, or 24.6%, from $52.3 million for the nine months ended September 30, 2013 to $65.2 million for the same period in 2014. As a percentage of total net revenues after provision for loan losses, investment banking revenues decreased from 58.4% for the nine months ended September 30, 2013 to 50.6% for the nine months ended September 30, 2014.

Our segment reported investment banking revenues, earned in our Broker-Dealer segment, increased $12.9 million from $52.3 million for the nine months ended September 30, 2013 to $65.2 million for the same period in 2014. Public equity underwriting revenues increased $14.8 million, or 50.7%, from $29.3 million for the nine months ended September 30, 2013 to $44.1 million for the nine months ended September 30, 2014. We executed 97 and 93 public equity underwriting transactions in the nine months ended September 30, 2013 and September 30, 2014, respectively. We acted as a lead manager on 26 transactions in the nine months ended September 30, 2014 compared to 23 in the same period in 2013. The increase was attributed to our role as a lead in more transactions, in addition to an increase in average revenues per transaction. Our strategic advisory revenues increased $8.3 million, or 97.8%, from $8.5 million for the nine months ended September 30, 2013 to $16.8 million for the nine months ended September 30, 2014. We executed 15 strategic advisory transactions in the nine months ended September 30, 2014, compared to nine in the same period in 2013. Our debt and convertible revenues decreased $6.9 million from $10.0 million for the nine months ended September 30, 2013 to $3.1 million for the same period in 2014. We executed 15 debt and convertible transactions in the nine months ended September 30, 2014 compared to 23 in the same period in 2013. Private capital markets and other transaction revenues decreased $3.4 million, or 74.5%, from $4.5 million for the nine months ended September 30, 2013 to $1.1 million for the same period in 2014. We executed two transaction related to private capital markets and other transactions in the nine months ended September 30, 2014 compared to four in the same period in 2013.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment increased $1.7 million, or 9.3%, from $17.9 million for the nine months ended September 30, 2013 to $19.6 million for the nine months ended September 30, 2014. The increase was mainly the result of increased volume. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 20.0% for the nine months ended September 30, 2013 to 15.2% for the nine months ended September 30, 2014. On an adjusted basis, brokerage revenues were 16.9% and 14.5% for the nine months ended September 30, 2013 and 2014, respectively, as a percentage of adjusted net revenue after provision for loan losses.

Asset Management Fees

(In thousands)	Nine Months Ended September 30,
	2014	2013
Base management fees:
Fees reported as asset management fees	$9,617	$7,891
Fees earned at HGC, HGC II and HCC LLC	1,027	1,351
Total base management fees	10,644	9,242

Incentive fees:
Fees reported as asset management fees	$20,415	$7,715
Fees earned at HGC, HGC II and HCC LLC	-	417
Total incentive fees	20,415	8,132

Other fee income:
Fundraising and other income:	$1,564	$581
Total other fee income	1,564	581

Asset management related fees:
Fees reported as asset management fees	$30,032	$15,606
Fees reported as other income	1,564	581
Fees earned at HGC, HGC II and HCC LLC	1,027	1,768
Total Segment asset management related fee revenues	$32,623	$17,955

Fees reported as asset management fees were $15.6 million and $30.0 million for the nine months ended September 30, 2013 and 2014, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues increased from 17.4% for the nine months ended September 30, 2013 to 23.3% for the nine months ended September 30, 2014. Fees reported as other income increased $1.0 million, or 169.2% from $0.6 million for the nine months ended September 30, 2013 to $1.6 million for the nine months ended September 30, 2014. As a percentage of total net revenues after provision for loan losses, other income increased from 0.7% for the nine months ended September 30, 2013 to 1.2% for the same period in 2014.

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

Total segment asset management related fee revenue increased $14.7 million from $18.0 million for the nine months ended September 30, 2013 to $32.6 million for the nine months ended September 30, 2014. The increase primarily was attributed to the $12.3 million increase in incentive fees from $8.1 million for the nine months ended September 30, 2013 to $20.4 million for the same period in 2014. The increase in incentive fees was driven by an increase of $12.1 million related to HSCP. Total base management fee increased $1.4 million from $9.2 million for the nine months ended September 30, 2013 to $10.6 million for the same period in 2014. The increase was driven by increases of $0.9 million in management fees from HCAP Advisors, which was created subsequent to the first quarter of 2013. On an adjusted basis, adjusted asset management related fees were 16.9% and 24.2% for the nine months ended September 30, 2013 and 2014, respectively, as a percentage of adjusted net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues decreased $3.1 million from $4.8 million for the nine months ended September 30, 2013 to $1.7 million for the same period in 2014. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were 5.4% for the nine months ended September 30, 2013 and 1.3% for the quarter ended September 30, 2014.

Total segment principal transaction revenues were $4.4 million and $4.8 million for the nine months ended September 30, 2013 and 2014, respectively. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. We believe that presenting total segment principal transaction revenues is useful to investors as a means of assessing the performance of JMP Group’s combined investment activities. The principal transaction revenues for both 2013 and 2014 were based in our Investment Income segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

(In thousands)	Nine Months Ended September 30,
	2014	2013

Equity and other securities excluding non-controlling interest	$1,934	$1,544
Warrants and other investments	(320)	1,079
Investment partnerships	3,187	1,924
Total Segment principal transaction revenues	4,801	4,547
Operating adjustment addbacks	(437)	270
Non-controlling interest in HGC, HGC II and HCC LLC (through May 2, 2013)	(2,645)	32
Total principal transaction revenues	$1,719	$4,849

The increase primarily reflects additional revenue from investment partnerships, partially offset by decreases in warrants and other investments and equity and other securities. Revenues from investment partnerships increased $1.3 million from $1.9 million for the nine months ended September 30, 2013 to $3.2 million for the nine months ended September 30, 2014. Revenues from equity and other securities increased $0.4 million from $1.5 million for the nine months ended September 30, 2013 to $1.9 million for the same period in 2014. Revenues from warrants and other investments decreased by $1.4 million from $1.1 million for the nine months ended September 30, 2013 to a $0.3 million loss for the nine months ended September 30, 2014. On an adjusted basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 4.1% for the nine months ended September 30, 2013 to 3.6% for the nine months ended September 30, 2014.

Gain on Sale and Payoff of Loans

Gain on sale, payoff and mark-to-market of loans decreased $1.8 million, from $1.6 million for the nine months ended September 30, 2013 to a $0.2 million loss for the nine months ended September 30, 2014, respectively. As a percentage of total net revenues after provision for loan losses, gain on sale, payoff and mark-to-market of loans decreased from 1.8% for the nine months ended September 30, 2013 to 0.1% for the nine months ended September 30, 2014.

Gain on sale, payoff and mark-to-market of loans was earned in our Investment Income segment. On a segment reporting basis, the gain on sale, payoff and mark-to-market of loans also excludes unrealized mark-to-market gains or losses on the investment portfolio at HCC LLC (through May 2, 2013). Our segment reported gain on sale, payoff and mark-to-market of loans in the Investment Income segment decreased $1.7 million, from $1.5 million for the nine months ended September 30, 2013 to a $0.2 million loss for the nine months ended September 30, 2014. Gain on sale, payoff and mark-to-market of loans decreased from 1.4% for the nine months ended September 30, 2013 to 0.1% for the nine months ended September 30, 2014 as a percentage of total segment adjusted net revenues.

Net Dividend Income/Loss

Net dividend income was $0.7 million and $0.3 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. For the nine months ended September 30, 2014, net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Nine Months Ended September 30,
	2014	2013
CLO I loan contractual interest income	$11,428	$13,878
CLO I ABS issued contractual interest expense	(3,042)	(3,330)
Net CLO I contractual interest	8,386	10,548

CLO II loan contractual interest income	$11,341	$4,617
CLO II ABS issued contractual interest expense	(5,070)	(3,100)
Net CLO II contractual interest	6,271	1,517

CLO III loan contractual interest income	$3,213	$-
CLO III warehouse/ABS issued contractual interest expense	(910)	-
Net CLO III contractual interest	2,303	-

Bond Payable interest expense	(5,400)	(2,607)

Other interest income	378	2,536

Total Segment net interest income	$11,938	$11,994

CLO I loan liquidity discount accretion	-	569
CLO I ABS liquidity discount amortization	-	(15,548)
Net CLO I liquidity discount amortization	-	(14,979)

HCC LLC interest income	-	2,393
HCC LLC interest expense	-	(630)
Net HCC LLC interest income	-	1,763

Other interest income adjustment	(31)	-

Total net interest income (expense)	$11,907	$(1,222)

Net interest income increased $13.1 million from $1.2 million net interest expense for the nine months ended September 30, 2013 to $11.9 million net interest income for the nine months ended September 30, 2014. The net interest income increase was driven primarily by the $15.0 CLO I net liquidity discount amortization expense that was included in the nine months ended September 30, 2013, but not in the same period in 2014, increase in interest earned by CLO I, CLO II and CLO III, partially offset by $2.8 million increase in bond payable expense and $2.2 million and $1.8 million decrease in other interest income and net HCC LLC interest income respectively. CLO II launched subsequent to the first quarter of 2013. These increases in net interest income were partially offset by additional bond interest expense from the 2014 bond issuance, and the reduced interest income from HCC LLC due to its deconsolidation in the second quarter of 2013. As a percentage of total net revenues after provision for loan losses, net interest income was 1.4% for the nine months ended September 30, 2013 and 9.2% for the nine months ended September 30, 2014.

Total segment net interest income decreased from $12.0 million for the nine months ended September 30, 2013 to $11.9 million for the nine months ended September 30, 2014. Our total segment net interest income excludes net amortization of liquidity discounts on loans and asset-backed securities issued and interest earned at HCC LLC (through May 2, 2013). Net interest income is earned in our Investment Income segment, and largely reflects net CLO I and CLO II contractual interest. Total segment net interest income is a non-GAAP financial measure that aggregates our segment reported net interest income (expense) across each segment. We believe that presenting total segment net interest income is useful to investors as a means of assessing the performance of JMP Group’s combined credit activities. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment adjusted net revenues, net interest income decreased from 11.3% for the nine months ended September 30, 2013 to 8.9% for the nine months ended September 30, 2014.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Nine Months Ended September 30, 2014
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$11,428	$395,730	3.81%	0.23%	3.58%
CLO I ABS issued contractual interest expense	(3,042)	(410,160)	1.11%	0.23%	0.88%
CLO II loan contractual interest income	11,341	325,899	4.59%	0.23%	4.36%
CLO II ABS issued contractual interest expense	(5,070)	(319,296)	2.09%	0.23%	1.86%
CLO III loan contractual interest income	3,213	87,985	4.82%	0.17%	4.65%
CLO III warehouse/ABS issued contractual interest expense	(910)	(72,160)	1.29%	0.17%	1.12%
Net CLO contractual interest	$16,960	N/A	N/A	N/A	N/A

(In thousands)	Nine Months Ended September 30, 2013
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$13,878	$406,140	4.51%	0.28%	4.23%
CLO I ABS issued contractual interest expense	(3,330)	(427,751)	1.03%	0.28%	0.75%
CLO II loan contractual interest income	4,617	136,444	4.46%	0.40%	4.06%
CLO II ABS issued contractual interest expense	(3,100)	(320,000)	2.26%	0.40%	1.86%
Net CLO contractual interest	$12,065	N/A	N/A	N/A	N/A

Provision for Loan Losses

Provision for loan losses decreased $0.7 million, or 30.4%, from $2.4 million for the nine months ended September 30, 2013 to $1.7 million for the same period in 2014. As a percent of net revenues after provision for loan losses, provision for loan losses decreased from 2.7% for the nine months ended September 30, 2013 and 1.3% for the nine months ended September 30, 2014.

Total segment provision for loan losses decreased from $0.9 million for the nine months ended September 30, 2013 to a $0.2 million reversal for the nine months ended September 30, 2014. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2014 and 2013 was solely recognized in our Investment Income segment. As a percent of total segment adjusted net revenues, segment provision for loan losses were 0.8% and 0.1% for the nine months ended September 30, 2013 and 2014, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, increased $28.6 million, or 41.4%, from $69.1 million for the nine months ended September 30, 2013 to $97.7 million for the nine months ended September 30, 2014.

Employee payroll, taxes and benefits, and consultant fees were $27.9 million and $30.3 million for the nine months ended September 30, 2013 and 2014, respectively.

Performance-based bonus and commission increased $23.1 million from $37.3 million for the nine months ended September 30, 2013 to $60.4 million for the nine months ended September 30, 2014. The increase was primarily due to the increase in total net revenues after provision for loan losses from $89.5 million for the nine months ended September 30, 2013 to $128.9 million for the same period in 2014.

Equity-based compensation was $3.9 million and $6.9 million for the nine months ended September 30, 2013 and 2014, respectively. The increase is primarily due to $2.1 million of expense related to RSUs issued in connection with the 2013 annual bonus.

Compensation and benefits as a percentage of revenues increased from 69.8% of total net revenues after provision for loan losses for the nine months ended September 30, 2013 to 84.0% for the same period in 2014. Approximately $4.1 million of the unrealized loss at HGC, HGC II and HCAP Advisors for the nine months ended September 30, 2014 and $0.4 million of the unrealized loss at HGC, HGC II and HCAP Advisors for the nine months ended September 30, 2013 was attributable to non-controlling interest holders and therefore, did not have associated performance-based bonus expense, resulting in the higher percentages for these periods.

Our segment reported compensation and benefits recognizes 100% of the cost of deferred compensation, including non-cash stock-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits decreased $25.3 million from $69.8 million for the nine months ended September 30, 2013 to $95.1 million for the nine months ended September 30, 2014. As a percent of total segment net revenues, compensation and benefits were 65.7% and 70.5% for the nine months ended September 30, 2013 and 2014, respectively.

Administration

Administration expense decreased $1.9 million, from $7.3 million for the nine months ended September 30, 2013 to $5.4 million for the nine months ended September 30, 2014. The decrease was attributed to $2.5 million expense paid by HCAP Advisors to underwriters in connection with an agreement with HCC in the nine months ended September 30, 2013. As a percentage of total net revenues after provision for loan losses, administration expense decreased from 8.1% for the nine months ended September 30, 2013 to 4.2% for the same period in 2014.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $2.9 million and $2.5 million for the nine months ended September 30, 2013 and 2014, respectively. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 3.2% for the nine months ended September 30, 2013 to 2.0% for the same period in 2014.

Travel and Business Development

Travel and business development expense decreased from $3.0 million for the nine months ended September 30, 2013 to $2.7 million for the nine months ended September 30, 2014. As a percentage of total net revenues after provision for loan losses, travel and business development expense decreased from 3.3% for the nine months ended September 30, 2013 to 2.1% for the same period in 2014.

Communications and Technology

Communications and technology expenses increased $0.3 million from $2.6 million for the nine months ended September 30, 2013 to $2.9 million for the same period in 2014. As a percentage of total net revenues after provision for loan losses, communications and technology expense decreased from 2.9% for the nine months ended September 30, 2013 to 2.2% for the same period in 2014.

Professional Fees

Professional fees increased $0.8 million, from $2.5 million or the nine months ended September 30, 2013 to $3.2 million for the same period in 2014. This increase was primarily attributed to fees associated with the proposed restructuring of the Company into a publicly traded partnership. As a percentage of total net revenues after provision for loan losses, professional fees decreased from 2.8% for the nine months ended September 30, 2013 to 2.5% for the same period in 2014.

Other Expenses

Other expenses increased $0.2 million, from $3.8 million for the nine months ended September 30, 2013 to $4.0 million for the nine months ended September 30, 2014. As a percentage of total net revenues after provision for loan losses, other expenses were 4.2% and 3.1% for the nine months ended September 30, 2013 and 2014, respectively.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest decreased from a $1.8 million loss for the nine months ended September 30, 2013 to a $3.8 million loss for the nine months ended September 30, 2014. The decrease primarily results from non-controlling interest in HGC and HGC II. Non-controlling interest for the nine months ended September 30, 2014 includes the interest of third parties in CLO I, CLO II, CLO III, HGC, HGC II, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the nine months ended September 30, 2013 includes the interest of third parties in CLO I, CLO II, HGC, HGC II, HCC LLC, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements.

Provision for Income Taxes

For the nine months ended September 30, 2013 and 2014, we recorded income tax expense of $0.2 million and tax expense of $5.6 million, respectively. The effective tax rates for the nine months ended September 30, 2013 and 2014 were 12.06% and 53.36%, respectively. The difference in the effective tax rate was primarily attributable to the income associated with HGC, HGC II and HCC LLC which are consolidated for financial reporting purposes but not for tax purposes.

Our operating net income assumes a combined federal, state and local income tax rate of 38% for both the nine months ended September 30, 2013 and 2014. Segment income tax expense increased $1.4 million from $5.9 million for the nine months ended September 30, 2013 to $7.3 million for the nine months ended September 30, 2014.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital resources and liquidity for the nine months ended September 30, 2014 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of September 30, 2014, we had net liquid assets of $55.5 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, deferred compensation paid in January 2014, note payable and non-controlling interest. We have satisfied our capital and liquidity requirements primarily through the net proceeds from the initial public offering, the January 2013 issuance of the 2013 Senior Notes, the January 2014 issuance of the 2014 Senior Notes, and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. At September 30, 2014 and December 31, 2013, we had Level 3 assets (financial instruments measured on a recurring basis whose fair value was determined using unobservable inputs that are not corroborated by market data) of $121.8 million and $112.1 million, respectively, which represented 8.2% and 10.0% of total assets, respectively. Level 3 assets increased by $9.7 million, due to the purchases of $14.4 million, partially offset by the sales and settlements of $2.6 million and unrealized loss of $1.8 million.

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

Our maximum exposure to loss of capital on the CLOs is the original April 7, 2009 investment of $4.0 million plus the $1.8 million paid to repurchase the contingent consideration related to the CLO I acquisition, $23.3 million related to CLO II, and $4.7 million investment related to CLO III plus any earnings retained in the CLOs since the acquisition or inception dates. However, for U.S. federal tax purposes, the CLOs are treated as a disregarded entity such that the taxable income earned in the CLO is taxable to us. If the CLOs are in violation of certain coverage tests, mainly any of its over-collateralization ratios, residual cash flows otherwise payable to us as owners of the subordinated notes would be required to be used to repay indebtedness senior to us in the securitization, or, for CLO II or CLO III, potentially to buy additional collateral. This could require us to pay income tax on earnings prior to the residual cash flow distributions to us.

The CLOs must comply with certain asset coverage tests, such as tests that restrict the amount of discounted obligations and obligations rated “CCC” or lower it can hold. During any time the CLO exceeds such a limit, our ability, as the manager of CLO I, to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, defaulted obligations, discounted assets (those purchased below 85% of the par value for CLO I and generally below 80% of the par value for CLO II and CLO III) and assets rated “CCC” or lower in excess of applicable limits in the CLOs investment criteria are not given full par credit for purposes of calculation of the CLO over-collateralization (“OC”) tests. We were in compliance with all OC tests on the determination dates since February 2010. However, we have been in violation and may be in the future. If CLOs were to violate any of the secured note OC tests, we would be required to pay down the most senior notes with the residual cash flows until the violation was cured. In the most extreme case, if the CLO were in violation of the most senior OC test, the Class A note holders would have the ability to declare an event of default and cause an acceleration of all principal and interest outstanding on the notes.

For financial reporting purposes, the loans and asset-backed securities of the CLOs are consolidated on our balance sheet. The loans are reported at their cost adjusted for amortization of liquidity discount and credit reserves, both of which were recorded at the CLO I acquisition date, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discount only. At September 30, 2014, we had $1,013.8 million of loans collateralizing asset-backed securities, net, $179.7 million of restricted cash and $2.2 million of interest receivable funded by $684.5 million of asset-backed securities issued, net, and interest payable of $0.5 million. These assets and liabilities represented 73.7% of total assets and 56.4% of total liabilities respectively, reported on our Consolidated Statement of Financial Condition at September 30, 2014.

The tables below summarize the loans held by the CLOs grouped by range of outstanding balance, industry and Moody’s Investors Services, Inc. rating category as of September 30, 2014.

(Dollars in thousands)			As of September 30, 2014
Range of Outstanding Balance			Number of Loans	Maturity Date	Total Principal
0	-	500	88	12/2014-9/2021	$18,822
500	-	2,000	316	5/2016-1/2022	423,576
2,000	-	5,000	125	1/2015-8/2021	356,111
5,000	-	10,000	14	5/2015-12/2020	92,971
$10,001	+		3	4/2016-5/2016	32,167
Total			546		$923,647

(Dollars in thousands)	As of September 30, 2014
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Hotels, Motels, Inns and Gaming	34	$54,949	6.0%
Retail Store	31	53,640	5.8%
High Tech Industries	34	52,744	5.7%
Chemicals, Plastics and Rubber	17	51,755	5.6%
Healthcare, Education & Childcare	16	44,802	4.9%
Beverage, Food & Tobacco	20	44,782	4.9%
Services: Business	31	42,551	4.6%
Services: Consumer	19	40,263	4.4%
Banking	24	36,627	4.0%
Healthcare & Pharmaceuticals	21	30,807	3.3%
Automobile	16	28,217	3.1%
Telecommunications	18	27,916	3.0%
Electronics	11	25,656	2.8%
Aerospace & Defense	19	24,897	2.7%
Diversified/Conglomerate Service	15	23,359	2.5%
Capital Equipment	14	21,430	2.3%
Consumer Goods: Durable	14	19,795	2.1%
Containers, Packaging & Glass	12	19,775	2.1%
Media: Broadcasting & Subscription	13	19,331	2.1%
Mining, Steel, Iron and Non-Precious Metals	10	18,743	2.0%
Utilities	10	15,816	1.7%
Construction & Building	13	15,228	1.6%
Environmental Industries	13	15,073	1.6%
Media: Diversified & Production	7	14,763	1.6%
Energy: Oil & Gas	12	14,183	1.5%
Oil and Gas	3	14,165	1.5%
Leisure , Amusement, Motion Pictures & Entertainment	6	11,677	1.3%
Personal, Food and Miscellaneous Services	7	11,034	1.2%
Broadcasting and Entertainment	3	10,639	1.1%
Automotive	12	10,396	1.1%
Personal & Non-Durable Consumer Products	5	9,886	1.1%
Transportation: Cargo	7	8,904	1.0%
Consumer Goods: Non-durable	7	8,730	0.9%
Finance	4	8,321	0.9%
Printing & Publishing	3	7,820	0.9%
Energy: Electricity	4	6,947	0.7%
Forest Products & Paper	4	6,811	0.7%
Ecological	5	6,384	0.7%
Diversified/Conglomerate Manufacturing	8	6,090	0.7%
Home and Office Furnishings, Housewares and Durable Consumer Products	2	5,546	0.6%
Transportaion :Consumer	3	5,104	0.5%
Insurance	2	4,611	0.5%
Cargo Transport	1	3,244	0.3%
Personal Transportation	2	2,974	0.3%
Textiles & Leather	1	2,747	0.3%
Diversified Natural Resources, Precious Metals and Minerals	2	2,528	0.3%
Grocery	2	2,450	0.3%
Media, Advertising, Printing & Publishing	3	1,968	0.2%
Leisure, Amusement, Motion Pictures, Entertainment	1	1,802	0.2%
Wholesale	1	1,496	0.2%
Advertising, Printing, Publishing	1	1,494	0.2%
Farming & Agriculture	1	1,470	0.2%
Machinery (Non-Agriculture,Non-Construction & Non-Electronic)	1	821	0.1%
Personal and Non-Durable Consumer Products (mfg only)	1	486	0.1%
	546	923,647	100%

(Dollars in thousands)	As of September 30, 2014
Moody's Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
Baa2	1	$3,580	0.4%
Baa3	2	11,101	1.2%
Ba1	10	23,465	2.5%
Ba2	35	52,142	5.7%
Ba3	68	147,654	16.0%
B1	133	248,669	27.0%
B2	229	337,508	36.5%
B3	63	94,010	10.2%
Caa1	3	2,978	0.3%
Caa2	1	2,148	0.2%
Ca	1	394	0.0%
Total	546	$923,649	100%

Other Liquidity Considerations

As of September 30, 2014, our indebtedness consists of our bonds payable. We have no outstanding balances on our revolving lines of credit with City National Bank (“CNB”), related to JMP Group LLC (“JMPG LLC”), JMP Securities, nor on the revolving line of credit of our wholly-owned subsidiary, HGC II, defined below.

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

Prior to April 30, 2014, a credit agreement (the “Credit Agreement”) with City National Bank (“CNB”) provided a line of credit of up to $30.0 million to the extent the aggregate outstanding balance of all facilities did not exceed $58.5 million. The unused portion of the line incurred an unused facility fee at the rate of 0.25% per annum, paid quarterly. The line of credit was available through April 30, 2014. On April 30, 2014, the Company entered into an amendment to its Credit Agreement (the “Amendment”) between JMP Group and CNB. The Amendment provides a $25.0 million line of credit with a revolving period of two years. At the end of these two years, any outstanding amounts convert to a term loan. This term loan will be repaid in equal quarterly installments over the following three years. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company’s outstanding balance on this line of credit was zero as of both September 30, 2014 and December 31, 2013.

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

The Credit Agreement includes minimum fixed charge and interest charge coverage ratios applicable to us and our subsidiaries, a minimum net worth covenant applicable to us and our subsidiaries and a minimum liquidity covenant applicable to JMPG LLC and its subsidiaries. As of September 30, 2014, we were in compliance with all of these financial covenants. The Credit Agreement also includes an event of default for a “change of control” that tests, in part, the composition of our ownership and an event of default if two or more of the members of the Executive Committee fail to be involved actively on an ongoing basis in the management of JMPG LLC or any of its subsidiaries. The CNB Loans are guaranteed by HCS and secured by a lien on substantially all assets of JMPG LLC and HCS.

Separately, under a Revolving Note and Cash Subordination Agreement, dated as of April 8, 2011, by and between CNB and JMP Securities, as amended, JMP Securities held a subordinated revolving line of credit with CNB (the “Broker/Deal Line of Credit”) to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. Pursuant to the Amendment, the prior $15.0 million line of credit held at JMP Securities, which was scheduled to mature May 6, 2014, was increased to $20.0 million and renewed for one year. On May 6, 2015, any existing outstanding amount will convert to a loan maturing the following year. The remaining terms of this line of credit are consistent with those of the prior line of credit. There was no borrowing on this line of credit as of September 30, 2014 or December 31, 2013.

On November 22, 2013, HGC II entered into a line of credit of $3.0 million with CNB. Draws on the line of credit bear interest at the rate of prime plus 0.5% per annum, paid quarterly. The line of credit will be available through December 1, 2015 or fifteen days prior to the expiration of the commitment period of HGC II unless renewed. Proceeds for this line of credit are used to purchase investments, prior to capital calls from HGC II investors. The Company had no borrowing on this line of credit as of September 30, 2014 or December 31, 2013.

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

The Company currently intends to declare quarterly cash dividends on all outstanding shares of common stock. In March 2014, the Company’s board of directors declared a quarterly cash dividend of $0.045 per share of common stock, paid in April 2014 for the fourth quarter of 2013. In April 2014, the Company’s board of directors declared a quarterly cash dividend of $0.050 per share of common stock, paid in May 2014 for the first quarter of 2014. In July 2014, the Company’s board of directors declared a quarterly cash dividend of $0.060 per share of common stock, paid in August 2014 for the second quarter of 2014.

During the nine months ended September 30, 2014, the Company repurchased 293,517 shares of the Company’s common stock at an average price of $6.47 per share, for an aggregate purchase price of $1.9 million. 20,915 of these repurchased shares were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company.

We had total restricted cash of $199.5 million comprised primarily of $179.7 million of restricted cash at JMP Credit on September 30, 2014. This balance was comprised of $7.5 million in interest received from loans in the CLOs, and $172.2 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLOs. The principal restricted cash will be used to buy additional loans.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of $57.5 million and $59.1 million, which were $56.5 million and $58.1 million in excess of the required net capital of $1.0 million at September 30, 2014 and December 31, 2013, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.16 to 1 at both September 30, 2014 and December 31, 2013.

A condensed table of cash flows for the nine months ended September 30, 2014 and 2013 is presented below.

(Dollars in thousands)	Nine Months Ended September 30,		Change from 2013 to 2014
	2014	2013	$	%
Cash flows (used in) provided by operating activities	$(7,608)	$22,274	$(29,882)	-134.2%
Cash flows used in investing activities	(324,876)	(81,372)	(243,504)	-299.2%
Cash flows provided by financing activities	354,313	47,763	306,550	641.8%
Total cash flows	$21,829	$(11,335)	$33,164	292.6%

Cash Flows for the Nine Months Ended September 30, 2014

Cash increased by $21.8 million during the nine months ended September 30, 2014, as a result of cash provided by financing activities and cash provided in investing activities, partially offset by cash used in operating activities.

Our operating activities used $7.6 million of cash from the net income of $4.9 million, adjusted for the cash used by operating assets and liabilities of $14.0 million, and provided by non-cash revenue and expense items of $1.5 million. The cash used by the change in operating assets and liabilities included an increase in restricted cash, deposits and other assets of $9.9 million, a decrease in accrued compensation and other liabilities of $7.6 million an increase in marketable securities of $6.3 million, partially offset by a decrease in receivables of $4.7 million.

Our investing activities used $324.9 million of cash primarily due to the funding of loans collateralizing asset-backed securities of $466.9 million, and the net change in restricted cash reserved for lending activities of $126.1 million, partially offset by sale and payoff of loans collateralizing ABS of $222.3 million.

Our financing activities provided $354.3 million of cash primarily due to $329.3 million proceeds from asset-backed securities issued driven by the close of CLO III, $207.4 million proceeds from the CLO III warehouse credit facility, $48.3 million proceeds from the bond issuance, and the $25.3 million sale of shares of CLO III to non-controlling interests, partially offset by the $207.4 million repayment of the CLO III warehouse, $32.6 million repayment of ABS issued and the $20.0 million repayment of a term loan.

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

Our investing activities used $81.3 million of cash primarily due to funding of loans collateralizing ABS of $494.9 million, purchases of other investments of $80.1 million, partially offset by cash provided decreases of restricted cash reserved for lending activities of $325.6 million, and sales and payoff of loans collateralizing ABS of $158.0 million.

Our financing activities provided $47.8 million of cash primarily due to the contributions of non-controlling interest holders of $56.1 million, $46.0 million proceeds from the bond issuance, and proceeds from the issuance of $15.0 million, partially offset by the repayment on line of credit of $28.2 million and the repayment of asset-backed securities of $20.6 million.

 Contractual Obligations

As of September 30, 2014, our aggregate minimum future commitment on our leases was $16.6 million. See Note 13 of the Notes to the consolidated financial statements for more information. In January 2014, the Company issued a $42.0 million bond, payable in 2021, with annual interest payments of $2.4 million in 2014, and subsequent annual interest payments of $3.2 million, from 2015 through 2021. Our remaining contractual obligations have not materially changed from those reported in our 2013 10-K.

Off-Balance Sheet Arrangements

In connection with the CLOs, the Company had unfunded commitments to lend of $95.0 million and $40.4 million and standby letters of credit of $1.6 million and $1.8 million as of September 30, 2014 and December 31, 2013, respectively. The funds for the unfunded commitments to lend and the cash collateral supporting these standby letters of credit are included in restricted cash on the Consolidated Statement of Financial Position as of September 30, 2014. These commitments do not extend to JMP Group Inc. See Note 18 of the Notes to the consolidated financial statements for more information on the financial instruments with off-balance sheet risk in connection with the CLOs.

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

We had no other material off-balance sheet arrangements as of September 30, 2014. However, as described below under “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $35.6 million as of September 30, 2014. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $18.5 million as of September 30, 2014. The net potential loss in fair value for our marketable equity securities portfolio as of September 30, 2014, using a hypothetical 10% decline in prices, is estimated to be approximately $1.7 million. In addition, as of September 30, 2014, we have invested $72.4 million of our own capital in our funds, which are invested primarily in publicly traded equity securities. The net potential loss in fair value for our investments at September 30, 2014, using a hypothetical 10% decline in the funds’ investment portfolios, is estimated to be approximately $6.9 million. A 10% decrease in the fair value of our investment in the equity securities in HGC, HGC II and JMP Capital is immaterial to the Company’s results of operations due to the impact of the non-controlling interest holders. As of September 30, 2014, our interest in HGC and HGC II was 4.80% and 2.34%, respectively.

Interest Rate Risk

Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold U.S. Treasury securities and other fixed income securities and may incur interest-sensitive liabilities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve.

As of September 30, 2014, approximately 84.0% of our combined CLO portfolios had LIBOR floors with a weighted average floor of 0.99%. Many of the loans in CLO portfolios have variable interest rates indexed to LIBOR and subject to a LIBOR floor, which provides additional income during periods when LIBOR rates are below the floor levels. Loans with a LIBOR floor pay an interest rate of LIBOR plus the applicable margin so long as LIBOR remains above the specified floor level. If, however, LIBOR falls below the floor, the interest rate is the floor level plus the applicable margin. The asset backed securities issued by our CLOs typically have variable interest rates indexed to LIBOR, but do not have LIBOR floors. Accordingly, in a low interest rate environment, the equity holders of our CLOs benefit from a so called LIBOR floor benefit. If the LIBOR increases above the applicable LIBOR floors, the variable interest payments on the CLO asset backed securities will also increase, and the LIBOR floor benefit to us will decrease. This would diminish the return on equity of our CLOs that we hold, which could have an adverse impact on our results of operations.

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

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended September 30, 2014.

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average Price	as Part of Publicly	Shares that May Yet Be
	of Shares	Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs (1)

July 1, 2014 to July 31, 2014	-	$0.00	-	902,340
August 1, 2014 to August 31, 2014	-	$0.00	-	902,340
September 1, 2014 to September 30, 2014	82,949	$6.43	82,949	819,391
Total	82,949		82,949

(1)

The Company’s board of directors previously authorized the repurchase of 1.3 million shares through December 31, 2014. On October 8, 2014, the board of directors authorized the repurchase of up to 722,112 additional shares of the company's outstanding common stock, increasing the total number of shares eligible for repurchase to 1,500,000. Subsequently, on October 30, 2014, the board of directors authorized the repurchase of up to 526,284 additional shares, increasing the Company's share repurchase authorization to 1,000,000 shares through December 31, 2015.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

 Not Applicable.

ITEM 5.	Other Information

         None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2014

JMP Group Inc.

By:	/s/ JOSEPH A. JOLSON
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ RAYMOND S. JACKSON
Name:	Raymond S. Jackson
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

4.8

Indenture, dated as of September 30, 2014, among JMP Credit Advisors CLO III Ltd., as Issuer, JMP Credit Advisors CLO III LLC, as Co-Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K filed on October 1, 2014).

10.6

Collateral Administration Agreement, dated as of September 30, 2014, by and among JMP Credit Advisors CLO III Ltd., JMP Credit Advisors LLC and U.S. Bank National Association, as collateral administrator (incorporated by reference to Exhibit 10.6 to the Registrant’s current report on Form 8-K filed on October 1, 2014).

10.7

Certificated Subordinated Notes Subscription Agreement, dated as of September 26, 2014, among JMP Credit Advisors LLC and JMP Credit Advisors CLO III Ltd (incorporated by reference to Exhibit 10.7 to the Registrant’s current report on Form 8-K filed on October 1, 2014).

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).