Form 10-K
period 2014-12-31
JMP Group Inc.; JMP GROUP LLC
filed 2015-03-12
CIK 1383803, 1302350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-302350

JMP Group LLC

(Exact name of registrant as specified in its charter)

Commission File Number: 001-33448

JMP Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	Delaware
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)

47-1632931	20-1450327
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

600 Montgomery Street, Suite 1100, San Francisco, California 94111

(Address of principal executive offices)

(415) 835-8900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Shares representing limited liability company interests in JMP Group LLC JMP Group Inc. 7.25% Senior Notes due 2021 JMP Group Inc. 8.00% Senior Notes due 2023	New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

Large Accelerated Filer     ☐          Accelerated Filer     ☒          Non-Accelerated Filer     ☐          Smaller Reporting Company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

This combined form 10-K is separately filed by (i) JMP Group LLC and (ii) JMP Group Inc. JMP Group Inc. meets the conditions set forth in general instruction I(1) (a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format permitted by such instruction The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2014 as reported on The New York Stock Exchange was $102,369,461.

JMP Group LLC shares representing limited liability company interests outstanding as of February 28, 2015: 21,216,258.

JMP Group Inc. shares of common stock outstanding as of February 28, 2015: 100.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2015 annual meeting of shareholders to be held in June 2015 are incorporated by reference in this Form 10-K. Such proxy statement will be filed with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2014.

EXPLANATORY NOTE

On January 1, 2015, JMP Group Inc. completed its merger with and into JMP Group LLC, a Delaware limited liability company, with JMP Group LLC as the surviving entity (the “Reorganization Transaction”) pursuant to the Agreement and Plan of Merger, dated as of August 20, 2014 by and among JMP Group Inc., JMP Group LLC and JMP Merger Corp. (the “Merger Agreement”). Entry into the Merger Agreement was previously announced by JMP Group Inc. on its current report on Form 8-K filed with the SEC on August 20, 2014. JMP Group LLC had not commenced operations and had no assets or liabilities as of December 31, 2014.

JMP Group LLC filed a current report on Form 8-K on January 2, 2015 (the “January Form 8-K”) for the purpose of establishing JMP Group LLC as the successor issuer pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and to disclose certain related matters, including the consummation of the Reorganization Transaction. Pursuant to Rule 12g-3(a) under the Exchange Act and in accordance with the filing of the January Form 8-K, the shares representing limited liability company interests in JMP Group LLC, as the successor issuer to JMP Group Inc., were deemed registered under Section 12(b) of the Exchange Act. References to JMP Group Inc. in this Annual Report on Form 10-K that include any period at and after the effectiveness of the Reorganization Transaction shall be deemed to refer to JMP Group LLC. For more information concerning the effects of the Reorganization Transaction and the succession of JMP Group LLC to JMP Group Inc. upon its effectiveness, please see the January Form 8-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, in this Form 10-K that are subject to risks and uncertainties. When we use the words “could,” “will likely result,” “if,” “in the event,” “may,” “might,” “should,” “shall,” “will,” “believe,” “expect,” “anticipate,” “plan,” “predict,” “potential,” “project,” “intend,” “estimate,” “goal,” “objective,” “continue,” or the negatives of these terms and other similar expressions, we intend to identify forward-looking statements. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. They also include statements concerning anticipated revenues, income or loss, capital expenditures, distributions, capital structure or other financial terms. The statements we make regarding the following subject matters are forward-looking by their nature:

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

•	the impact of changes in interest rates on the value of interest-bearing assets in which we invest;

•	our plans for the use of the principal restricted cash at JMP Credit Corporation (“JMP Credit”) to buy additional loans or pay down collateralized loan obligation (“CLO”) notes;

•	that the past performance of our funds are not indicative of our future performance;

•	the emergence of investment opportunities that offer attractive risk-adjustment returns on our investable assets;

•

our ability to take advantage of market opportunities as they arise in 2015 based on the strength of our capital position and the low level of leverage that we have traditionally employed in our business model;

•	our ability to satisfy our funding needs with existing internal and external financial sources;

•	the ability of our funds to raise capital in the long and short term;

•	our ability to depend on follow-on offerings, PIPEs and registered direct offerings to generate corporate finance revenues;

•	our ability to realize revenues through gain on sale and payoff of loans and gain on repurchase of asset-backed securities;

•	our ability to avoid restrictions imposed by the Investment Company Act of 1940 (the “Investment Company Act”);;

•	that we do not anticipate any tax adjustments that will result in a material adverse affect on the our financial condition;

•	the impact of bonus compensation payments to our employees on our cash position;

•	the potential for unfunded commitments to expire and their impact on future cash requirements;

•	the impact of additional rulemaking by the SEC with respect to soft dollar practices on our brokerage or asset management business;

•	our expectations regarding the likelihood of increased scrutiny of financial services firms from regulators;

•	the impact of recent pronouncements by the Financial Accounting Standards Board (the “FASB”) on our financial position or operations;

•	the impact of existing claims and currently known threats against us on our business or financial condition;

•	our intention to declare distributions on our shares, our ability to do so without borrowing funds and our expected distribution rate; and

•	that we believe that our available liquidity and current level of equity capital will be adequate to meet our liquidity and regulatory capital requirements for the next twelve months.

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

•	the potential for volatility and weakness in the equity markets to adversely impact our sales and trading business, investment banking business, and ability to manage exposure to market risks;

•	the impact of worsening market conditions on our ability to serve as underwriter or placement agent;

•	the potential for uncertainty related to creditworthiness, volatility in the equity markets, and diminished access to financing to impact our merger, acquisition and advisory services;

•	our expectations regarding the effect of a market downturn on transaction volume, and therefore, our revenues;

•	the impact of securities related write-downs on our securities trading revenues;

•	the impact of the inability of companies to repay their borrowings on our principal investments;

•	our expectations regarding the impact of bankruptcies on our investment banking revenues;

•	the impact of a market downturn on management fees;

•	the potential for market declines to lead to an increase in litigation and arbitration claims;

•	our ability to pursue business opportunities in an environment of increased legislative or regulatory initiatives;

•	the potential effect of governmental fiscal and monetary policy to have a negative impact on our business;

•	the impact of any deterioration in the business environment of our target sectors on our revenues;

•	our expectation that the ability to recruit and retain professionals impacts our reputation, business, results of operations and financial condition;

•	the impact of larger firms on our ability to grow our business;

•	the impact of increased competition in the middle-market investment banking space on our market share and revenues;

•	the possibility of market and non-market factors to impact our share price;

•	fluctuations in our share price related to the performance of our investment banking division;

•	the impact of certain institutional, sales and trading client pricing arrangements on brokerage revenues;

•	the potential for larger and more frequent capital commitments in our trading and underwriting business to increase losses;

•	the potential for increased competition in the asset management sector to affect our ability to raise capital and generate positive economic results;

•	the impact of investment performance and redemptions on our asset management business;

•	the potential for fluctuations in the global credit markets to affect our CLO investments;

•	the impact of principal investment activities on our capital base;

•	exposure to volatile and illiquid securities and their impact on our business;

•	the ongoing fluctuations in the credit markets, including reduced access to capital and liquidity, and the costs of credit;

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

Overview

JMP Group LLC, together with its subsidiaries, including JMP Group Inc. (collectively, “the Company”, “we” or “us”), is a full-service investment banking and asset management firm. We provide investment banking, sales and trading, and equity research services to corporate and institutional clients, and alternative asset management products and services to institutional investors and high net-worth individuals. In addition, we manage and invest in corporate credit instruments through collateralized loan obligations and direct investments, and we serve as the investment advisor to a business development company under the Investment Company Act.

We focus our efforts on small and middle-market companies in the following four growth industries: financial services, healthcare, real estate, and technology. Our specialization in these areas has enabled us to develop recognized expertise and to cultivate extensive industry relationships. As a result, we have established our firm as a key advisor for our corporate clients, a trusted resource for institutional investors, and an effective investment manager for our asset management clients. We currently operate from our headquarters in San Francisco and from additional offices in New York, Atlanta, Boston, Chicago, Minneapolis, and outside Philadelphia.

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

The selection of our four target industries, the development of multiple products and services and the establishment of our four revenue-producing business lines—investment banking, sales and trading, equity research and asset management—has created a diversified business model, especially when compared to that of our more specialized competitors. We have been able to balance somewhat volatile revenue streams from our investment banking activities and incentive-based asset management fees with more stable revenue streams from our sales and trading commissions and base asset management fees. In addition, our target industries have historically performed, in certain respects, counter-cyclically to one another, allowing us to win business and generate revenues in various economic and capital markets conditions. In 2009, as part of our ongoing efforts to diversify our asset management business, we acquired a corporate credit business that operates as a manager of CLOs. As of December 31, 2014, we managed three CLOs with approximately $1.1 billion of assets under management. In 2011, we launched a specialty finance company that provides customized financing to small and midsized businesses. In May 2013, this specialty finance company converted into a business development company under the Investment Company Act named Harvest Capital Credit Corporation (“HCC”), and completed an initial public offering. We are serving as HCC’s investment advisor through HCAP Advisors LLC (“HCAP Advisors”), our majority-owned subsidiary.

JMP Group Inc. was incorporated in Delaware in January 2000 and JMP Group LLC was formed in Delaware in August 2014. Our headquarters are located at 600 Montgomery Street, Suite 1100, San Francisco, California 94111, and our telephone number is (415) 835-8900. We completed our initial public offering in May 2007, and the Reorganization Transaction in January 2015 pursuant to which JMP Group Inc. became a wholly owned subsidiary of JMP Group LLC. The Reorganization Transaction was previously announced by JMP Group Inc. on its current report on Form 8-K filed with the SEC on August 20, 2014.

JMP Group LLC filed a current report on Form 8-K on January 2, 2015 (the “January Form 8-K”) for the purpose of establishing JMP Group LLC as the successor issuer pursuant to Rule 12g-3(a) under the Exchange Act, and to disclose certain related matters, including the consummation of the Reorganization Transaction. Pursuant to Rule 12g-3(a) under the Exchange Act and in accordance with the filing of the January Form 8-K, the shares representing limited liability company interests in JMP Group LLC, as the successor issuer to JMP Group Inc., were deemed registered under Section 12(b) of the Exchange Act. References to JMP Group Inc. in this Annual Report on Form 10-K that include any period at and after the effectiveness of the Reorganization Transaction shall be deemed to refer to JMP Group LLC. For more information concerning the effects of the Reorganization Transaction and the succession of JMP Group LLC to JMP Group Inc. upon its effectiveness, please see the January Form 8-K.

Our shares are currently listed on the New York Stock Exchange (the “NYSE”) under the symbol “JMP”.

Principal Business Lines

We conduct our investment banking and institutional brokerage business through JMP Securities LLC (“JMP Securities”), our asset management business through Harvest Capital Strategies LLC (“HCS”) and HCAP Advisors LLC, our corporate credit business through JMP Credit Corporation (“JMP Credit”) and JMP Credit Advisors LLC (“JMP Credit Advisors”), and certain principal investments through JMP Capital LLC (“JMP Capital”).

JMP Securities is a U.S. registered broker-dealer under the Exchange Act, and is a member of FINRA. JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to, customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. JMP Securities provides equity research, sales and trading to institutional brokerage clients and capital raising and strategic advisory services to corporate clients. As of December 31, 2014, JMP Securities had 187 full-time employees, including 51 in equity research, 46 in sales and trading, 52 in investment banking and 38 in operations and administration.

HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors through investment partnerships and other entities managed by HCS. HCAP Advisors is a majority owned subsidiary and manages the investment activities of HCC, a business development company focused on providing customized financing solutions to small to mid-sized companies. During the fiscal year ended December 31, 2014, HCS actively managed a family of six hedge funds, one hedge fund of funds, two private equity funds, and Harvest Capital Credit LLC (“HCC LLC”) (through May 2, 2013). As of December 31, 2014, HCS had 27 full-time employees and HCAP Advisors had six full-time employees.

JMP Credit Advisors LLC is an asset management platform established to underwrite and manage investments in senior secured debt. JMP Credit Advisors LLC and its subsidiaries, including Cratos CDO Management, LLC and Cratos Capital Management, LLC (collectively, “JMP Credit Advisors”), actively manage JMP Credit Advisors CLO I, Ltd. (“CLO I”), JMP Credit Advisors CLO II Ltd (“CLO II”) (effective April 30, 2013) and JMP Credit Advisors CLO III Ltd. (“CLO III”) (effective December 11, 2013). As of December 31, 2014, JMP Credit Advisors had 15 full-time employees.

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

We provide our advice to senior executives and boards of directors of client companies in connection with transactions that are typically of significant strategic and financial importance to these companies. We believe that our success as a strategic advisor stems from our ability to structure and execute complex transactions that create long-term shareholder value.

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

We believe that our sales and trading clients turn to us for timely, informed investment advice. Our equity research features proprietary themes and actionable ideas about industries and companies that are not widely evaluated by many other research providers. Many peer firms focused on small capitalization companies have shut down or have been purchased by other firms. Additionally, with the failure or consolidation of several very large investment banking firms, the amount of market-making activity, liquidity and research coverage provided by broker-dealers for smaller companies has significantly decreased. However, we continue to commit sales and trading resources to smaller-capitalization companies with the belief that institutional investors require and value such specialized knowledge and service.

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

Our equity research focuses on our four target industries—financial services, healthcare, real estate and technology—and on the following sectors underlying each industry:

Financial Services

•     Alternative Asset Managers

•     Commercial Finance

•     Consumer Finance

•     Financial Processing and Outsourcing

•     Insurance

•     Investment Banks & Brokers

•     Mortgage Finance

•     Specialty Finance

Healthcare • Biotechnology • Healthcare Facilities • Healthcare Services • Life Science Tools and Diagnostics • Medical Devices and Supplies • Specialty Pharmaceuticals	Real Estate • Housing • Land Development • Leisure • Lodging • Property Services • REITs • Residential Services	Technology • Cloud Computing Technologies • Communications Equipment • Digital Media • Internet • Internet Security • Software • Wireless Technologies

As of December 31, 2014, our research department included 23 publishing research analysts providing investment recommendations on 448 public companies. Approximately 38% of the stocks under coverage had market capitalizations of less than $1.0 billion and were divided among our target sectors as follows:

Asset Management

Through HCS and HCAP Advisors, we actively manage a family of five hedge funds, one fund of hedge funds, two private equity funds, and one entity formed to provide loans to small to mid-size U.S. companies. As of December 31, 2014, we had a total of $976.5 million in client assets under management (including assets of employees and portfolio managers) and had an additional $68.9 million of our own capital invested in these vehicles. In addition, as of December 31, 2014, we had invested $11.2 million in funds managed by certain third parties.

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

Corporate Credit

JMP Credit Advisors serves as the investment manager to CLO I, CLO II and CLO III which had a diversified portfolio of 566 corporate loans with an aggregate par amount of $1.1 billion and restricted cash available to lend of $39.1 million as of December 31, 2014. For the year ended December 31, 2014, JMP Credit Advisors earned management fees of $4.4 million from CLO I, CLO II and CLO III. As we consolidate the CLOs, in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), the management fees earned from them are eliminated on consolidation.

HCAP Advisors manages HCC for the purpose of making investments in the form of subordinated debt and, to a lesser extent, senior debt and minority equity investments, primarily in privately-held small to mid-size U.S. companies. As of December 31, 2014, the HCC portfolio consisted of 29 loans with an aggregate par amount of $115.3 million. HCAP Advisors acts as its investment advisor, earning a base management fee equal to 2% annually of the gross assets, excluding cash and cash equivalents, and an incentive fee of 20% of the net operating income assuming an 8% hurdle rate is achieved and 20% of the realized gains net of realized and unrealized loss subject to a three year high water mark. JMP Credit Advisors provides HCC with its administrative services, and is reimbursed its expenses, including the allocable percentage of the compensation costs for the employees performing services under the agreement.

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

Employees

As of December 31, 2014, we had 235 employees, including 84 managing directors. We believe that our managing directors and other professionals have been attracted to our firm because of our entrepreneurial culture, our focused industry coverage and our dedication to providing growth companies and growth investors with exceptional client service, objective advice and innovative solutions. None of our employees are subject to any collective bargaining agreements, and we believe our relationship with our employees to be satisfactory.

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

Our asset management subsidiaries, HCS, JMP Credit Advisors, and HCAP Advisors, are SEC-registered investment advisers, and accordingly subject to regulation by the SEC. Requirements under the Investment Advisors Act of 1940 include record-keeping, advertising and operating requirements, and prohibitions on fraudulent activities.

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

We provide our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large shareholders, and any amendments to those documents filed or furnished pursuant to the Exchange Act free of charge on the Investor Relations section of our website located at http://www.jmpg.com. These filings will become available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. From time to time we may use our website as a channel of distribution of material company information.

We also make available, in the Investor Relations section of our website and will provide print copies to shareholders upon request, (i) our corporate governance guidelines, (ii) our code of business conduct and ethics, and (iii) the charters of the audit, compensation, and corporate governance and nominating committees of our board of directors. These documents, as well as the information on our website, are not intended to be part of this Annual Report on Form 10-K and inclusions of our internet address in this Form 10-K are inactive textual references only.

Item 1A.	Risk Factors

Risks Related to Our Business

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our shares.

We focus principally on specific sectors of the economy, and deterioration in the business environment in these sectors or a decline in the market for securities of companies within these sectors could harm our business.

We focus principally on four target industries: financial services, healthcare, real estate, and technology. Volatility in the business environment in these industries or in the market for securities of companies within these industries could adversely affect our financial results and the market value of our shares. The business environment for companies in some of these industries has been subject to high levels of volatility in recent years, and our financial results have consequently been subject to significant variations from year to year. Over the last ten years, the mix of our investment banking revenues has shifted from over 70% combined in financial services and real estate (slightly weighted in favor of the real estate sector) to 27% of total investment banking revenues in financial services and real estate in 2014. The healthcare sector has risen to 54% of total investment banking revenues in 2014 with the remaining 19% derived from the technology sector. The market for securities in each of our target industries may also be subject to industry-specific risks. For example, we have research, investment banking and principal investments focused in the areas of financial services, real estate and mortgage-related securities. These sectors have been impacted negatively by disruption in the financial markets and downturn in the general economy and the real estate market.

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

We are a relatively small investment bank with 187 employees as of December 31, 2014. Many of our competitors have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more senior professionals to serve their clients’ needs, greater global reach and more established relationships with clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the investment banking industry, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share generally. These firms have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide commercial financing has become an important advantage for some of our larger competitors and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the investment banking industry. In addition, if the number of capital markets and financial advisory transactions continues to decline in response to current economic conditions, larger investment banking firms may seek to enter into engagements with smaller companies and for smaller transactions that traditionally would have been considered too small for these firms.

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

Our share price has been volatile and it may continue to be volatile in the future.

The market price of our shares could be subject to significant fluctuations due to factors such as:

•	changes in book value due to principal investment valuations;

•	actual or anticipated fluctuations in our financial condition or results of operations;

•	failure to meet the expectations of securities analysts;

•	a decline in the stock prices of peer companies;

•	a discount in the trading multiple of our shares relative to that of shares of certain of our peer companies due to perceived risks associated with our smaller size;

•	the success or failure of potential acquisitions, our operating strategies and our perceived prospects and those of the financial services industry in general;

•	the realization of any of the other risks described in this section;

•	sales of substantial amounts of our shares by our employees or other shareholders, or the possibility of such sales; and

•	changes in our distribution policy.

We currently have on file with the SEC an effective “universal” shelf registration statement on Form S-3, and we may file a new shelf registration statement to replenish the amount of securities registered. This shelf registration statement will enable us to sell, from time to time, our shares and other securities covered by the registration statement in one or more public offerings. Sales of substantial amounts of our shares or other securities covered by the registration statement may adversely affect the price of our shares. Declines in the price of our shares may adversely affect our ability to recruit and retain key employees, including our managing directors and other key professional employees. In addition, we may not be able to access the capital markets for future principal transactions.

Our financial results from investment banking activities may fluctuate substantially from period to period, which may impair our share price.

We have experienced, and expect to experience in the future, significant variations from period to period in our revenues and results of operations from investment banking activities. Future variations in investment banking revenues may be attributable in part to the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the business of a client or a counterparty. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the contemplated transaction. In addition, we incur significant expenses related to a contemplated transaction regardless of whether or not the contemplated transaction generates revenues. This risk may be intensified by our focus on growth companies in the financial services, healthcare, real estate and technology industries, as the market for securities of these companies has experienced significant variations in the number and size of equity offerings. In addition, our investment banking revenues are highly dependent on the level of mergers and acquisition and capital raising activity in the U.S. which fluctuates substantially from period to period. According to data from Dealogic, a provider of global investment banking analysis and systems, the number of mergers and acquisition transactions in the U.S. varied from approximately 4,700 in 2012 ($404.0 billion in deal value) to approximately 6,133 in 2013 ($474.3 billion in deal value) to approximately 6,480 in 2014 ($576.5 billion in deal value). The number of capital raising transactions varied from 1,027 in 2013 (raising $263.7 billion) to 1,028 in 2014 (raising $261.9 billion). Our investment banking revenues would be adversely affected in the event that the number and size of mergers and acquisitions and capital raising transactions decline. As a result, we may not achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect our share price.

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

We derive a significant portion of our revenues from our sales and trading business, which accounted for 15%, 17% and 22% of our net revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Along with other investment banking firms, we have experienced intense price competition and trading volume reduction in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the downward pressure on trading commissions and spreads. We expect these trends toward alternative trading systems and downward pricing pressure in the business to continue. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price or by using their own capital to facilitate client trading activities. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to clients in order to win their trading business. As we are committed to maintaining and improving our comprehensive research coverage in our target sectors to support our sales and trading business, we may be required to make substantial investments in our research capabilities to remain competitive. If we are unable to compete effectively in these areas, the revenues of our sales and trading business may decline, and our business, results of operations and financial condition may be harmed.

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

The historical returns of our funds should not be considered indicative of the future results that should be expected from such funds or from any future funds we may raise. Our rates of returns reflect unrealized gains, as of the applicable measurement date, which may never be realized due to changes in market and other conditions not in our control that may adversely affect the ultimate value realized from the investments in a fund. The returns of our funds may have also benefited from investment opportunities and general market conditions that may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities. Furthermore, the historical and potential future returns of the funds we manage also may not necessarily bear any relationship to potential returns on our shares.

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

We use a portion of our own capital in a variety of principal investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. At December 31, 2014, our gross principal investments included $79.9 million invested in other investments (net of $126.9 million related to non-controlling interest), of which $64.6 million related to our family of funds, $11.2 million to funds managed by third-parties, and $4.1 million to equity securities of private companies. We also had $29.5 million invested in marketable securities, and $15.0 million invested through short positions on marketable securities. In addition, we have investments in private companies through loans and lines of credit, which as of December 31, 2014, are carried at $2.0 million net of reserves for credit losses. We have $70.8 million par value invested in the subordinated securities issued by the CLOs. The companies in which we invest may rely on new or developing technologies or novel business models, or concentrate on markets which are or may be disproportionately impacted by pressures in the financial services and/or mortgage and real estate sectors, have not yet developed and which may never develop sufficiently to support successful operations, or their existing business operations may deteriorate or may not expand or perform as projected. As a result, we have suffered losses in the past and we may suffer losses from our principal investment activities in the future.

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

 We may use our capital, including on a leveraged basis in principal investments in both private company and public company securities that may be illiquid and volatile. The equity securities of a privately-held entity in which we make a principal investment are likely to be restricted as to resale and may otherwise be highly illiquid. In the case of fund or similar investments, our investments may be illiquid until such investment vehicles are liquidated. We expect that there will be restrictions on our ability to resell the securities of any such company that we acquire for a period of at least six months after we acquire those securities. Thereafter, a public market sale may be subject to volume limitations or dependent upon securing a registration statement for an initial and potentially secondary public offering of the securities. We may make principal investments that are significant relative to the overall capitalization of the investee company and resale of significant amounts of these securities might be subject to significant limitations and adversely affect the market and the sales price for the securities in which we invest. In addition, our principal investments may involve entities or businesses with capital structures that have significant leverage. The large amount of borrowing in the leveraged capital structure increases the risk of losses due to factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investment or its industry. In the event of defaults under borrowings, the assets being financed would be at risk of foreclosure, and we could lose our entire investment.

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

Difficult conditions in the global financial markets have negatively impacted and may continue to negatively impact our ability to generate business and revenues, which may cause significant fluctuations in our share price.

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

Increased leverage may harm our financial condition and results of operations.

As of December 31, 2014, our total indebtedness was approximately $94.3 million, which consists of $46.0 million in principal amount of 8.00% senior notes due 2023 and $48.3 million principal amount of 7.25% senior notes due 2021. This does not include asset-backed securities of CLO I, CLO II and CLO III, which are consolidated in our financial statements, together with the loans collateralizing the asset-backed securities of the CLOs, even though the CLOs are bankruptcy remote entities with no recourse to us. Our level of indebtedness could have important consequences to you, because:

●	it could affect our ability to satisfy our financial obligations, including those relating to the Senior Notes and outstanding borrowings under our credit facility;
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

As of December 31, 2014, we had $70.8 million par value invested in the subordinated securities issued by CLOs managed by JMP Credit Advisors. Subject to market conditions, we expect to continue to acquire subordinated securities in the future in CLOs managed by JMP Credit Advisors (and/or third party managers). These subordinated securities are the most junior class of securities issued by the CLOs and are subordinated in priority of payment to the senior securities issued by these CLOs. Therefore, they only receive cash distributions if the CLOs have made all cash interest payments to all other debt securities issued by the CLOs and are in compliance with their interest and overcollateralization coverage tests. Consequently, to the extent that the value of a CLOs’ loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or excess triple C rated loans, the value of the subordinated securities could be reduced. Additionally, we may not be able to continue to complete new CLOs due to prevailing CLO market conditions or other factors.

We expect to enter into warehouse agreements in connection with our potential investments in and management of new CLOs and other investment products, which may expose us to substantial risks.

In connection with our potential investment in and management of new CLOs, we expect to enter into warehouse credit agreements with banks or other financial institutions, pursuant to which the warehouse provider will finance the purchase of loans that will be ultimately included in a CLO. We will typically select the investments in the warehouse subject to the approval of the warehouse provider. If the relevant CLO transaction is not issued or consummated, as applicable, the warehouse investments may be liquidated, and we may lose some or all of our equity, or first loss investment in the warehouse facility if the value of the loans we purchased in it decreases. In addition, regardless of whether the CLO is issued or consummated, if any of the warehoused investments are sold before such issuance or consummation, we may have to bear any resulting loss on the sale. The amount at risk in connection with a warehouse agreement will vary and may not be limited to the amount, if any, that we invest in the related CLO upon its issuance or consummation, as applicable. Although we would expect to complete the issuance of a particular CLO within six to nine months after establishing a related warehouse, we may not be able to complete the issuance within such expected time period or at all.

Changes in CLO spreads and an adverse market environment could continue to make it difficult for us to launch new CLOs.

The ability to issue new CLOs is dependent, in part, on the amount by which the interest earned on the investments held by the CLO exceeds the interest payable on the debt obligations the CLO issues, as well as other factors. If this excess (also known as a CLO’s “arbitrage”) is not sufficient, it is difficult to raise equity capital for a new CLO. There may be sustained periods when market conditions are not sufficient for us to sponsor new CLOs, which could materially impair the growth of our business. During the recent financial crisis, there was a dislocation in the credit market that significantly impeded CLO formation. Although market conditions have improved, the dislocation in credit markets could return and continue for a significant period of time. Renewed dislocation of these markets could adversely impact our results of operations and financial condition.

Defaults, downgrades and depressed market values of the collateral underlying CLOs may cause the decline in and deferral of investment advisory income and the reduction of assets under management.

Under the collateral management agreements between JMP Credit Advisors and the CLOs it manages, payment of management fees is generally subject to a “waterfall” structure. Pursuant to these waterfalls, all or a portion of the subordinated management fees may be deferred if, among other things, the CLOs do not generate sufficient cash flows to pay the required interest on the senior notes they have issued to investors and certain expenses they have incurred. Deferrals could occur if the credit quality of the issuers of the collateral underlying the CLOs deteriorates or they default on or defer payments of principal or interest relating to such collateral. Due to severe levels of defaults and delinquencies on the assets underlying certain of the CLOs managed by us, in the past, we have both experienced declines in and deferrals of management fees. Further, during such periods and pursuant to the waterfalls, the CLOs may be required to repay certain of these liabilities, which repayment permanently reduces our assets under management and related investment advisory fees pursuant to which we can recoup deferred subordinated fees. If similar defaults and delinquencies resume, we could experience additional declines in and deferrals of management fees.

Additionally, all or a portion of our investment advisory fees from the CLOs that we manage may be deferred if such CLOs fail to satisfy certain “over-collateralization” tests. Pursuant to the “waterfall” structure discussed above, such failures generally require cash flows to be diverted to prepay certain of the CLO’s liabilities resulting in similar permanent reductions in assets under management and investment advisory fees in respect of such CLOs. Defaulted assets and assets that have been severely downgraded are generally carried at a reduced value for purposes of the over-collateralization tests. We have experienced, and may experience in the future, declines in and deferrals of management fees which could have a material and adverse effect on us.

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

As a holding company, JMP Group LLC depends on dividends, distributions and other payments from its subsidiaries to fund distribution payments and to fund all payments on its obligations, including debt obligations. As a result, regulatory actions could impede access to funds that JMP Group LLC needs to make payments on obligations, including debt obligations, or distribution payments. In addition, because JMP Group LLC holds equity interests in the firm’s subsidiaries, its rights as an equity holder to the assets of these subsidiaries may not materialize, if at all, until the claims of the creditors of these subsidiaries are first satisfied.

There are contractual, legal and other restrictions that may prevent us from paying cash distributions on our shares and, as a result, you may not receive any return on investment unless you sell your shares for a price greater than the price for which you paid.

Although we have paid a quarterly dividend on our shares since our initial public offering historically, and we have announced the payment of monthly distributions starting in the first quarter of 2015, there can be no assurance that in the future sufficient cash will be available for us to pay distributions on our shares to our shareholders, and our board of directors may at any time modify or revoke our current distribution policy. Any decision to declare and pay distributions in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. We do not intend to borrow funds in order to pay distributions. In addition, JMP Group LLC, the entity from which we make our distribution payments, is a holding company that does not conduct any significant business operations of its own, and therefore, it is dependent upon cash dividends and other transfers from our subsidiaries to make distribution payments on its shares. The amounts available to us to pay cash distributions are restricted by existing and future debt agreements. In general, under the credit agreement governing our revolving lines of credit and term loans with City National Bank, we are restricted under certain circumstances from making distributions if an event of default has occurred under that agreement. The Senior Notes were issued pursuant to an indenture, as supplemented, with U.S. Bank National Association, as trustee. The indenture contains a minimum liquidity covenant that obligates us to maintain liquidity of at least an amount equal to the lesser of (i) the aggregate amount due on the next eight scheduled quarterly interest payments on the Senior Notes, or (ii) the aggregate amount due on all remaining scheduled quarterly interest payments on the Senior Notes until the maturity of the Senior Notes. The indenture also contains customary event of default and cure provisions. If an uncured default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the Senior Notes may declare the Senior Notes immediately due and payable. SEC regulations also provide that JMP Securities may not pay cash dividends to us if certain minimum net capital requirements are not met. In addition, Delaware law permits the declaration of distributions only to the extent of our surplus (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal years. In the event we do not pay cash distributions on our shares as a result of these restrictions, you may not receive any return on an investment in our shares unless you sell your shares for a price greater than the price for which you paid.

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

We intend to grow our core businesses both through internal expansion and through strategic investments, acquisitions or joint ventures. When we make strategic investments, acquisitions or enter into joint ventures, we face numerous risks and uncertainties in combining or integrating the relevant businesses and systems. In addition, conflicts or disagreements between us and the other members of a venture may negatively impact our businesses. In addition, future acquisitions or joint ventures may involve the issuance of additional shares, which may dilute your ownership in our firm. Furthermore, any future acquisitions of businesses or facilities by us could entail a number of risks, including:

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

Firms in the financial services industry have been operating in a difficult regulatory environment which we expect will become even more stringent in light of recent well-publicized failures of regulators to detect and prevent fraud. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, the NYSE, FINRA and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including, but not limited to, the authority to fine us and to grant, cancel, restrict or otherwise impose conditions on the right to carry on particular businesses. For example, a failure to comply with the obligations imposed by the Exchange Act on broker-dealers and the Investment Advisers Act on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act, could result in investigations, sanctions and reputational damage. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or FINRA or other self-regulatory organizations that supervise the financial markets. Substantial legal liability or significant regulatory action against us could have adverse financial effects on us or cause reputational harm to us, which could harm our business prospects.

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

The Dodd-Frank Act and related regulations may negatively affect our business activities, financial position and profitability.

The Dodd-Frank Act, and related rulemakings, have instituted a wide range of reforms that have impacted financial services firms.  For example, in January 2011 the SEC released its mandated study on the effectiveness of current legal and regulatory standards for broker-dealers and investment advisers, which may result in the imposition of fiduciary duties on broker-dealers. The legislation and regulation of financial institutions, both domestically and internationally, include calls to increase capital and liquidity requirements; limit the size and types of the activities permitted; and increase taxes on some institutions. FINRA’s oversight over broker-dealers and investment advisors may be expanded, and new regulations on having investment banking and securities analyst functions in the same firm may be created. Many of the provisions of the Dodd-Frank Act are subject to further rule making procedures and studies and will take effect over several years. As a result, we cannot assess the impact of these new legislative and regulatory changes on our business at the present time. However, these legislative and regulatory changes could affect our revenue, limit our ability to pursue business opportunities, impact the value of assets that we hold, require us to change certain of our business practices, impose additional costs on us, or otherwise adversely affect our businesses. If we do not comply with current or future legislation and regulations that apply to our operations, we may be subject to fines, penalties or material restrictions on our businesses in the jurisdiction where the violation occurred. Accordingly, such new legislation or regulation could have an adverse effect on our business, results of operations, cash flows or financial condition.

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

If we were deemed an investment company under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have an adverse effect on our business.

We are not an investment company under the Investment Company Act. However, if we were to cease operating and controlling the business and affairs of JMP Securities and HCS or if either of these subsidiaries were deemed to be an investment company, our interest in those entities could be deemed an investment security for purposes of the Investment Company Act. We intend to conduct our operations so that we will not be deemed an investment company. However, we do invest some of our capital in principal investments. In addition, recent “risk retention” regulations in the European Union and under the Dodd-Frank Act require us to invest in the subordinated notes of the CLOs that we manage. If we were to be deemed an investment company, restrictions imposed by the Investment Company Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would harm our business and the price of our shares.

Tax Risks to Holders of our Shares

If JMP Group LLC fails to satisfy the “qualifying income exception,” all of its income will be subject to an entity-level tax, which could result in a material reduction in cash flow and after-tax return for holders of our shares and thus could result in a substantial reduction in the value of those shares.

Under current law and assuming full compliance with the terms of the Amended and Restated Limited Liability Company Agreement of JMP Group LLC (the “LLC agreement”) (and other relevant documents) and based upon factual representations that were made by us, we received an opinion of Orrick, Herrington & Sutcliffe LLP (“Orrick”), to the effect that JMP Group LLC will be treated as a partnership, and not as an association or a publicly-traded partnership taxable as a corporation, for U.S. federal income tax purposes. The factual representations that were made by us upon which Orrick relied relate to our organization, operation, assets, activities, income (including our ability to satisfy the qualifying income exception discussed below), and present and future conduct of our operations. Opinions of counsel, however, are not binding on the Internal Revenue Service (“IRS”) and no assurance can be given that the IRS will not assert, or that a court would not sustain, a contrary position.

In general, if a partnership is “publicly-traded” (as defined in the U.S. Internal Revenue Code of 1986, as amended (the “Code”)), it will be treated as a corporation for U.S. federal income purposes. A publicly-traded partnership will, however, be taxed as a partnership, and not as a corporation, for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes “qualifying income” within the meaning of Section 7704(d) of the Code. We refer to this exception as the “qualifying income exception.” Qualifying income generally includes rents, dividends, interest (to the extent such interest is neither derived from the conduct of a trade or business nor based, directly or indirectly, upon income or profits of any person), and capital gains from the sale or other disposition of stocks, bonds and real property. Qualifying income also includes other income derived from the business of investing in, among other things, stocks and securities.

If JMP Group LLC fails to satisfy the “qualifying income exception” described above, items of income, gain, loss, deduction and credit would not pass through to you and you would be treated for U.S. federal (and certain state and local) income tax purposes as a stockholder in a corporation. In such case, JMP Group LLC would be required to pay U.S. federal income tax at regular corporate rates on all of its income. In addition, JMP Group LLC would likely be liable for state and local income and/or franchise taxes on all of its income. Distributions to holders of shares would constitute ordinary income taxable to such holders to the extent of JMP Group LLC’s earnings and profits, and these distributions would not be deductible by JMP Group LLC. Taxation of JMP Group LLC as a corporation could result in a material reduction in cash flow and after-tax return for holders of shares and thus could result in a substantial reduction in the value of those shares.

Complying with certain tax-related requirements may cause JMP Group LLC and JMP Group Inc. to forego otherwise attractive business or investment opportunities.

In order for JMP Group LLC to be treated as a partnership for U.S. federal income tax purposes, and not as an association or publicly-traded partnership taxable as a corporation, it must satisfy the qualifying income exception, which will require that at least 90% of its gross income each taxable year consist of interest, dividends, capital gains and other types of “qualifying income.” Interest income will not be qualifying income for the purposes of the qualifying income exception if it is derived from the conduct of a trade or business or is based, directly or indirectly, upon the income or profits of any person. This requirement will limit JMP Group LLC’s (and certain of its subsidiary’s) ability to originate loans. In addition, it is intended that JMP Group LLC (and its subsidiaries) will operate so as to avoid generating a significant amount of income that is treated as effectively connected with the conduct of a U.S. trade or business with respect to non-U.S. holders. In order to comply with these requirements, JMP Group LLC (or its subsidiaries) may be required to invest through non-U.S. or domestic corporations or forego attractive business or investment opportunities. Thus, compliance with these requirements may adversely affect JMP Group LLC’s ability to maximize revenue or net income.

We could incur a significant tax liability if the IRS successfully asserts that the “anti-stapling” rules apply to JMP Group LLC’s investments in JMP Group Inc. and certain of our non-U.S. CLO issuers, which could result in a reduction in cash flow and after-tax return for holders of shares and thus could result in a reduction of the value of those shares.

If JMP Group LLC were subject to the “anti-stapling” rules of Section 269B of the Code, we would incur a significant tax liability as a result of owning more than 50% of the value of both a domestic corporate subsidiary and a non-U.S. CLO issuer. If the “anti-stapling” rules applied following the Reorganization Transaction which we recently completed, our non-U.S. CLO issuers that are treated as corporations for U.S. federal income tax purposes, would be treated as domestic corporations, which would cause those entities to be subject to U.S. federal corporate income taxation, and JMP Group Inc. and the non-U.S. CLO issuers would be treated as a single entity for purposes of U.S. federal corporate income taxation. Because we intend that JMP Group LLC will own, or be treated as owning, a substantial proportion of its assets directly for U.S. federal income tax purposes, we do not believe that the “anti-stapling” rules will apply. However, there can be no assurance that the IRS would not successfully assert a contrary position, which could result in a reduction in cash flow and after-tax return for holders of shares and thus could result in a reduction of the value of those shares.

You will be subject to U.S. federal income tax on your share of JMP Group LLC’s taxable income, regardless of whether or when you receive any cash distributions from JMP Group LLC.

JMP Group LLC intends to be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly-traded partnership taxable as a corporation. Provided that the qualifying income exception is met, you will be subject to U.S. federal income taxation and applicable state, local and foreign income taxation, on your allocable share of JMP Group LLC’s taxable income, regardless of whether or when you receive cash distributions. In addition, certain of our investments, including investments in non-U.S. CLO issuers and debt securities, may produce taxable income without corresponding distributions of cash to us or produce taxable income prior to or following the receipt of cash relating to such income. You will be required to take such income into account in determining your taxable income, and you may not receive cash distributions equal to your tax liability attributable to your allocation of JMP Group LLC’s taxable income.

Your ability to deduct certain expenses of JMP Group LLC may be limited.

In general, expenses incurred by JMP Group LLC that are considered “miscellaneous itemized deductions” may be deducted by a holder of shares of JMP Group LLC that is an individual, estate or trust only to the extent that a holder’s allocable share of those expenses, along with the holder’s other miscellaneous itemized deductions, exceed, in the aggregate, 2% of the holder’s adjusted gross income. Additionally, in the case of individuals whose adjusted gross income exceeds a specified amount, miscellaneous itemized deductions in excess of the 2% threshold, when combined with certain of the individual taxpayer’s other itemized deductions, generally will be reduced by the lesser of (i) 3% of the holder’s adjusted gross income in excess of a threshold amount or (ii) 80% of the amount of itemized deductions otherwise allowable for such year. In addition, these expenses are also not deductible in determining the alternative minimum tax liability of a holder. Your inability to deduct all or a portion of such expenses, among other things, could result in an amount of taxable income to you with respect to JMP Group LLC that exceeds the amount of cash actually distributed to you for the year.

In the case of a disposition of shares of JMP Group LLC, debt of JMP Group LLC must be taken into account under the partnership tax accounting rules.

Subsequent to the Reorganization Transaction whereby JMP Group Inc. merged with and into JMP Group LLC, JMP Group LLC incurred debt (including a 30-year promissory note (the “Promissory Note”)) for a variety of reasons. Under partnership tax accounting principles (which will apply to JMP Group LLC if the qualifying income exception is met), debt of JMP Group LLC generally will be allocable to holders of shares of JMP Group LLC, and the holders will include their respective allocable shares of the debt in the U.S. federal income tax basis of their shares. A holder's U.S. federal income tax basis in shares will be adjusted for, among other things, distributions of cash and allocations of items of JMP Group LLC’s income, gain, loss and deduction. At the time a holder of shares of JMP Group LLC later sells its shares, for U.S. federal income tax purposes, the holder’s amount realized on the sale will include not only the sales price of the shares but also the holder’s portion of outstanding indebtedness incurred by JMP Group LLC subsequent to the Reorganization Transaction that is allocable to those shares.

Tax-exempt holders of shares of JMP Group LLC will likely recognize significant amounts of “unrelated business taxable income.”

An organization that is otherwise exempt from U.S. federal income tax is nonetheless subject to U.S. federal income taxation with respect to its “unrelated business taxable income” (“UBTI”). Because we recently incurred “acquisition indebtedness” (such as the Promissory Note) with respect to certain equity and debt securities we hold (either directly or indirectly through subsidiaries that are treated as partnerships or disregarded for U.S. federal income tax purposes), a proportionate share of your income from JMP Group LLC with respect to such securities will be treated as UBTI. Accordingly, tax-exempt holders of shares of JMP Group LLC will likely recognize significant amounts of UBTI. For certain types of tax-exempt entities, the receipt of any UBTI would have adverse consequences. Tax-exempt holders of JMP Group Inc. common stock are strongly urged to consult their tax advisors regarding the tax consequences of owning shares of JMP Group LLC.

There can be no assurance that the IRS will not assert successfully that some portion of JMP Group LLC’s income is properly treated as effectively connected income with respect to non-U.S. holders.

While it is expected that JMP Group LLC’s method of operation will not result in the generation of significant amounts of income treated as effectively connected with the conduct of a U.S. trade or business with respect to non-U.S. holders of our shares, there can be no assurance that the IRS will not assert successfully that some portion of JMP Group LLC’s income is properly treated as effectively connected income with respect to such non-U.S. holders. To the extent JMP Group LLC’s income is treated as effectively connected income, non-U.S. holders generally would be required to (i) file a U.S. federal income tax return reporting their allocable shares of JMP Group LLC’s taxable income or loss effectively connected with such trade or business and (ii) pay U.S. federal income tax at regular U.S. tax rates on any such taxable income. Non-U.S. holders that are corporations also would be required to pay a U.S. federal branch profits tax at a 30% rate (or lower rate provided by applicable treaty).

Dividends paid by, or certain income inclusions derived with respect to, JMP Group LLC’s ownership of, foreign entities that are treated as corporations for U.S. federal income tax purposes may not qualify for the reduced tax rates generally applicable to corporate dividends paid to taxpayers taxed at individual rates.

The maximum U.S. federal income tax rate on certain corporate dividends payable to non-corporate taxpayers currently is 20%. Dividends payable by, or certain income inclusions derived with respect to the ownership of, passive foreign investment companies (“PFICs”), certain controlled foreign corporations (“CFCs”), and REITs, however, generally are not eligible for the reduced rates. We have treated and intend to continue to treat certain of our foreign CLO issuers taxed as corporations for U.S. federal income tax purposes, as the type of CFCs whose income inclusions are not eligible for lower tax rates on dividend income. The more favorable U.S. federal income tax rates applicable to regular corporate dividends could cause investors taxed at individual rates to perceive investments in PFICs or CFCs, or in companies like us where a substantial portion of our holdings are in foreign corporations, to be relatively less attractive than holdings in the stocks of non-CFC and non-PFIC corporations that pay dividends, which could adversely affect the value of our shares.

Although we anticipate that our foreign CLO issuers will not be subject to U.S. federal income tax on a net income basis, no assurance can be given that such CLO issuers will not be subject to U.S. federal income tax on a net income basis in any given taxable year.

We anticipate that our foreign CLO issuers that are taxed as corporations for U.S. federal income tax purposes, generally will continue to conduct their activities in such a way as not to be deemed to be engaged in a U.S. trade or business and not to be subject to U.S. federal income tax. There can be no assurance, however, that our foreign CLO issuers will not pursue investments or engage in activities that may cause them to be engaged in a U.S. trade or business. Moreover, there can be no assurance that as a result of any change in applicable law, treaty, rule or regulation or interpretation thereof, the activities of any of our foreign CLO issuers will not become subject to U.S. federal income tax. Further, there can be no assurance that unanticipated activities of our foreign CLO issuers will not cause such entities to become subject to U.S. federal income tax. If any of our foreign CLO issuers became subject to U.S. federal income tax (including the U.S. federal branch profits tax), it would significantly reduce the amount of cash available for distribution to us, which in turn could have an adverse impact on the value of our shares. Although our foreign CLO issuers generally are not expected to be subject to U.S. federal income tax on a net income basis, such entities may receive income that is subject to withholding taxes imposed by the United States or other countries.

We may not realize the anticipated benefits of the Reorganization Transaction because of, among other reasons, changes in tax laws.

Many factors could affect some or all of the anticipated benefits of the Reorganization Transaction, which we recently completed. The U.S. federal income tax treatment of holders of shares of JMP Group LLC depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. You also should be aware that the U.S. federal income tax rules are constantly under review by the IRS, resulting in revised interpretations of established concepts. The IRS pays close attention to the proper application of tax laws to partnerships and investments in non-U.S. entities. The present U.S. federal income tax treatment of an investment in shares of JMP Group LLC may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. We and holders of shares of JMP Group LLC could be adversely affected by any such change, or by new tax law, regulation or interpretation. Our organizational documents and agreements permit our Manager to modify the LLC agreement from time to time, without the consent of the holders of shares of JMP Group LLC, in order to address certain changes in U.S. federal income tax regulations, legislation or interpretation. In some circumstances, such revisions could have an adverse impact on some or all of the holders of shares. Moreover, we intend to apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to you in a manner that reflects your distributive share of JMP Group LLC’s items, including the monthly convention pursuant to which items of taxable income, gain, loss deduction and credit generally will be determined annually and will be prorated on a monthly basis, but these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS may assert successfully that the conventions and assumptions we use do not satisfy the technical requirements of the Code and/or Treasury Regulations and could require that items of income, gain, deduction, loss or credit be adjusted or reallocated in a manner that adversely affects holders of shares of JMP Group LLC.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We occupy five principal offices, with our headquarters located in San Francisco and other offices in New York, Atlanta, Boston and Chicago. We occupy additional space in Minneapolis, and in the states of Pennsylvania and Georgia. All of our properties are leased. Our San Francisco headquarters is located at 600 Montgomery Street and comprises approximately 37,810 square feet of leased space, pursuant to lease agreements expiring in 2019 and 13,920 square feet of leased space, pursuant to lease agreements expiring in 2016. In New York, we lease approximately 20,570 square feet at 450 Park Avenue pursuant to a lease agreement expiring in 2025, and approximately 2,640 square feet at 767 Third Avenue pursuant to a lease agreement expiring 2019. Our Boston office is located at 265 Franklin Street and consists of approximately 2,490 square feet of leased space pursuant to a lease agreement expiring in 2016. In Chicago, we lease approximately 2,500 square feet at 190 South LaSalle Street pursuant to a lease agreement expiring 2020. In Minneapolis, we lease approximately 300 square feet at 100 South Fifth Street pursuant to a sublease agreement expiring 2016. In the state of Pennsylvania, we lease approximately 300 square feet in Paoli at 12 Paoli Pike pursuant to a lease agreement expiring 2015. In the state of Georgia, we lease approximately 500 square feet in Atlanta at 3340 Peachtree pursuant to a sublease agreement expiring in 2015, and lease approximately 5,773 square feet in Alpharetta at 3440 Preston Ridge Road pursuant to a lease agreement expiring in 2015. We sublease approximately 4,350 square feet in San Francisco to third parties.

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

Market Information

Our shares trade on the NYSE under the symbol “JMP.” The following table sets forth, for the years ended December 31, 2014 and 2013, the high and low sales prices of our shares, as quoted on the NYSE

	Sales Price
	High	Low
Year Ended December 31, 2014
First quarter	$8.42	$6.63
Second quarter	7.74	6.10
Third quarter	7.72	6.26
Fourth quarter	8.40	6.00

	Sales Price
	High	Low
Year Ended December 31, 2013
First quarter	$6.99	$5.58
Second quarter	6.94	5.96
Third quarter	7.07	6.15
Fourth quarter	7.56	6.14

As of December 31, 2014, there were approximately 60 holders of record of our shares.

Distribution Policy

We have historically paid quarterly cash dividends, and we currently intend to pay monthly cash distributions, on all of our outstanding shares on our shares of common stock. Our board of directors declared the following dividends in the years ended December 31, 2014 and 2013:

Year Ended December 31, 2014
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 11, 2014	$0.045	March 28, 2014	$981,952	April 11, 2014
April 29, 2014	$0.050	May 16, 2014	$1,085,315	May 30, 2014
July 29, 2014	$0.060	August 15, 2014	$1,301,423	August 29, 2014
October 30, 2014	$0.070	November 14, 2014	$1,438,611	November 28, 2014

Year Ended December 31, 2013
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 5, 2013	$0.035	March 22, 2013	$791,661	April 5, 2013
May 2, 2013	$0.035	May 17, 2013	$775,079	May 31, 2013
July 30, 2013	$0.035	August 16, 2013	$770,320	August 30, 2013
October 29, 2013	$0.040	November 15, 2013	$871,211	November 29, 2013

Our ability to pay cash distributions in the future will be subject to, among other things, general business conditions within our industry, our financial condition, our operating results and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our shareholders, including restrictions imposed by covenants in our debt instruments.

Issuer Purchases of Equity Securities

The following table summarizes the stock repurchases for the fourth quarter of the year ended December 31, 2014:

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average Price	as Part of Publicly	Shares that May Yet Be
	of Shares	Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs (1)

October 1, 2014 to October 31, 2014	1,067,787	$6.21	1,067,787	1,000,000
November 1, 2014 to November 30, 2014	-	$0.00	-	1,000,000
December 1, 2014 to December 31, 2014	415,972	$7.62	415,972	584,028
Total	1,483,759		1,483,759

(1)	On October 30, 2014, our board of directors increased the Company’s share repurchase authorization to 1,000,000 shares through December 31, 2015.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Form 10-K.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Russell 2000 Index and a peer group index for the period from December 31, 2009 to December 31, 2014. The graph and table below assume that $100 was invested on the starting date and dividends, if any, were reinvested on the date of payment without payment of any commissions. The performance shown in the graph and table represents past performance and should not be considered an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among JMP Group, the Russell 2000 Index, and a Peer Group

$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
JMP Group
Russell 2000
Peer Group

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
JMP Group Inc	100.00	79.11	75.25	65.37	81.44	86.54
Russell 2000 Index	100.00	126.86	121.56	141.43	196.34	205.95
Peer Group Index	100.00	97.43	57.87	70.25	42.35	47.36

Our peer group index includes the following companies in the broker-dealer industry: Cowen Group, Inc.; FBR & Co.; Gleacher & Company, Inc.; Jefferies Group, Inc.; KBW, Inc.; Oppenheimer Holdings Inc.; Piper Jaffray Companies; Direct Markets Holdings Corp. (formerly Rodman & Renshaw Capital Group, Inc.); and Stifel Financial Corp. These companies were selected because their businesses and operations were comparable to ours throughout or for some portion of the five-year period presented in the chart above. In September 2012, Rodman & Renshaw Capital Group, Inc. filed with FINRA to terminate its broker-dealer operations. In February 2013, KBW, Inc. was acquired by Stifel Financial Corp. In March 2013, Jefferies Group, Inc. was acquired by Leucadia National Corporation. In March 2014, Gleacher & Company, Inc. announced plans to liquidate. The total return calculations reflected in the foregoing chart and table were based on data provided by Russell Investment Group.

The information provided above under the heading “Stock Performance Graph” shall not be considered “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference in any filing under the Securities Act of 1933, as amended or the Exchange Act.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial and other data of JMP Group LLC should be read together with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and accompanying notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.

The selected consolidated statements of financial condition data as of December 31, 2014 and 2013 and the selected consolidated statements of operations data for each of the three years in the period ended December 31, 2014 have been derived from our audited consolidated financial statements and accompanying notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K and should be read together with those consolidated financial statements and accompanying notes.

The selected consolidated statements of financial condition data as of December 31, 2012, 2011 and 2010 and the selected consolidated statement of operations data for the years 2011 and 2010 have been derived from audited consolidated financial statements not included in this Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

(In thousands, except per share data and selected data and operating metrics)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operation Data
Revenues
Investment banking	$81,070	$74,173	$50,982	$46,114	$45,577
Brokerage	26,916	24,625	21,903	25,461	28,259
Asset management fees	40,620	25,952	15,775	19,785	12,231
Principal transactions	13,848	20,727	10,537	1,615	3,421
Gain on sale, payoff and mark-to-market of loans	(492)	1,806	7,255	16,997	39,363
Net dividend income (loss)	1,001	535	(29)	1,365	2,248
Other income	3,335	798	3,800	4,336	3,466
Non-interest revenues	166,298	148,616	110,223	115,673	134,565

Interest income	40,042	33,346	32,898	33,356	45,162
Interest expense	(23,398)	(30,110)	(39,993)	(35,747)	(33,687)
Net interest income (expense)	16,644	3,236	(7,095)	(2,391)	11,475

Provision for loan losses	(436)	(2,637)	(2,206)	(1,728)	(1,327)

Total net revenues after provision for loan losses	182,506	149,215	100,922	111,554	144,713

Non-interest Expenses
Compensation and benefits	123,580	102,432	66,415	89,017	95,708
Administration	7,310	8,660	6,186	6,649	5,752
Brokerage, clearing and exchange fees	3,304	3,543	3,806	4,735	5,110
Travel and business development	4,123	4,416	3,387	3,681	3,447
Communications and technology	3,843	3,534	3,503	3,988	3,969
Professional fees	4,738	3,953	3,630	2,955	3,080
Impairment loss on purchased management contract	-	-	-	700	2,750
Other	5,610	5,126	4,461	4,074	3,912
Total non-interest expenses	152,508	131,664	91,388	115,799	123,728
Income (loss) before income tax expense	29,998	17,551	9,534	(4,245)	20,985
Income tax expense (benefit)	8,015	3,950	1,581	(1,632)	8,577
Net income (loss)	21,983	13,601	7,953	(2,613)	12,408
Less: Net income (loss) attributable to noncontrolling interests (1)	8,631	9,973	5,196	(157)	2,805
Net income (loss) attributable to JMP Group Inc.	$13,352	$3,628	$2,757	$(2,456)	$9,603

Net (loss) income per common share:
Basic	$0.59	$0.16	$0.12	$(0.11)	$0.44
Diluted	$0.57	$0.16	$0.12	$(0.11)	$0.43
Dividends declared and paid per common share:	$0.225	$0.145	$0.135	$0.105	$0.055
Weighted average common shares outstanding:
Basic	21,481	22,158	22,582	22,118	21,646
Diluted	23,542	23,317	22,906	22,118	22,396

(Dollars in thousands)	As of and Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Financial Condition Data
Total assets	$1,516,192	$1,121,931	$709,862	$660,663	$638,788
Asset-backed securities issued	1,001,137	716,423	415,456	381,556	351,322
Note payable/ Bond issued/ Line of credit	94,300	63,895	-	19,222	26,209
Total liabilities	1,227,262	884,691	522,558	504,024	496,736
Total equity	288,930	237,240	187,143	156,589	142,052
Selected Data and Operating Metrics (Unaudited)
Number of employees - end of period	235	235	224	217	215
Number of employees - average	226	226	217	214	218
Net revenues after provision for loan losses per employee	$808	$660	$465	$472	$664
Compensation and benefits as a percentage of net revenues after provision for loan losses (2)	67.7%	68.6%	65.8%	79.2%	64.4%
Companies covered by research analysts	448	384	340	342	317
Number of completed investment banking transactions	161	171	123	86	74

(1)

Noncontrolling interest relate to the interest of third parties in Harvest Growth Capital LLC (from April 1, 2010), Harvest Growth Capital LLC II (from October 1, 2012), Harvest Capital Credit LLC (from August 18, 2011 through May 2, 2013), Harvest Capital Advisors LLC (from May 1, 2013), Harvest Mortgage Opportunities Partners (from May 1, 2009 through December 31, 2010), CLO I (from April 7, 2009), CLO II (from April 30, 2013), and CLO III (from September 30, 2014).

(2)

The computation of compensation and benefits as a percentage of net revenues after provision for loan losses includes salaries, performance-based cash payments and equity awards to our managing directors and other employees, but excludes compensation expense of $0.8 million, and $2.6 million for the years ended December 31, 2011 and 2010, respectively, related to equity awards granted or vested in connection with our initial public offering. The Company had no compensation expense related to equity awards granted or vested in connection with our initial public offering for the years ended December 31, 2012, 2013 and 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our consolidated financial statements and the accompanying notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those discussed in Item 1A—”Risk Factors” and elsewhere in this Annual Report on Form 10-K. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update or revise forward-looking statements to reflect events or circumstances after the date they were made.

Overview

JMP Group LLC, together with its subsidiaries, including JMP Group Inc. (collectively, the “Company”, “we”, or “us“) is a full-service investment banking and asset management firm headquartered in San Francisco, California. We have a diversified business model with a focus on small and middle-market companies and provide:

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

As of December 31, 2014, the contractual base management fees earned from each of these investment funds or company ranged between 1% and 2% of assets under management or were 2% of aggregate committed capital. The contractual incentive fees were generally (i) 20%, subject to high-water marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; (iii) 20%, subject to high-water marks, for Harvest Growth Capital LLC (“HGC“) and HGC II. Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole and our core sectors. These conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another. As we consolidate HGC, HGC II and HCC LLC (through May 2, 2013), the management and incentive fees earned at HCS from HGC, HGC II, and HCC LLC (through May 2, 2013), are eliminated in consolidation.

Asset management fees for the CLOs we manage currently consist only of senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate CLO I, CLO II, and CLO III, the management fees earned at JMP Credit Advisors LLC (“JMPCA“) from the CLOs are eliminated on consolidation in accordance with accounting principles GAAP. At December 31, 2014, the contractual senior and subordinated base management fees earned from the CLOs were 0.50% of the average aggregate collateral balance for a specified period.

Redemption provisions of our funds require at least 90 days’ advance notice, except for one fund that requires twelve months advance notice.

The following tables present certain information with respect to the investment funds managed by HCS, HCAP Advisors, and CLOs managed by JMPCA:

	Assets Under Management (1) at		Company's Share of Assets Under Management at
	December 31,		December 31,
(In thousands)	2014	2013	2014	2013
Funds Managed by HCS or HCAP Advisors:
Hedge Funds:
Harvest Opportunity Partners II (2)	$109,345	$123,481	$17,693	$15,847
Harvest Small Cap Partners	438,432	322,883	4,576	1,003
Harvest Franchise Fund (3)	-	114,145	-	2,909
Harvest Agriculture Select (2)	110,726	90,589	22,057	14,578
Harvest Technology Partners (2)	46,301	42,661	14,592	10,311
Harvest Financial Partners	15,439	-	5,710	-
Private Equity Funds:
Harvest Growth Capital LLC (4)	38,087	35,130	1,845	1,649
Harvest Growth Capital LLC II (4)	92,972	73,552	2,281	1,748
Funds of Funds:
JMP Masters Fund	41,330	50,686	152	139
REITs:
New York Mortgage Trust	36,963	34,966	N/A	N/A
Loans:
Harvest Capital Credit Corporation	115,834	72,361	N/A	N/A
HCS and HCAP Advisors Totals	$1,045,429	$960,454	$68,906	$48,184

CLOs Managed by JMPCA:
CLO I (4)	397,963	441,533	N/A	N/A
CLO II (4)	331,319	330,431	N/A	N/A
CLO III (4)	360,211	10,003	N/A	N/A
JMPCA Totals	$1,089,493	$781,967	N/A	N/A

JMP Group Inc. Totals	$2,134,922	$1,742,421	$68,906	$48,184

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

(2)

Harvest Opportunity Partners II (“HOP II”), Harvest Agriculture Select (“HAS”), and Harvest Technology Partners (“HTP”) include managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds’ strategy and earn fees.

(3)	Harvest Franchise Fund (“HFF”) was liquidated on December 31, 2014 and its assets were distributed to its partners in January 2015.
(4)	HGC, HGC II, and CLO I, CLO II, and CLO III were consolidated in the Company’s Statements of Financial Condition at both December 31, 2013 and 2014.

	Funds Managed by HCS
	Hedge Funds	Private Equity Funds	Funds of Funds	Total
AUM at December 31, 2012	$605,491	$47,354	$42,182	695,027
Contributions	140,050	52,331	25	192,406
Redemptions	(139,006)	-	(3,436)	(142,442)
Distributions from realization event	-	(1,692)	-	(1,692)
Appreciation	87,224	10,689	11,915	109,828
AUM at December 31, 2013	$693,759	$108,682	$50,686	853,127
Contributions	81,713	17,464	-	99,177
Redemptions	(205,307)	-	(12,662)	(217,969)
Distributions from realization event	-	(2,192)	-	(2,192)
Appreciation	150,078	7,105	3,306	160,489
AUM at December 31, 2014	$720,243	$131,059	$41,330	892,632

AUM related to hedge funds, private equity funds and funds of funds increased $39.5 million, or 4.6%, from $853.1 million at December 31, 2013 to $892.6 million at December 31, 2014. This increase was primarily attributed to appreciation of $160.5 million related to all funds managed by HCS. The $218.0 million of redemptions included $119.6 million related to the closing of Harvest Franchise Fund.

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

(In thousands)	Year Ended December 31, 2014
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	TWR (1)
Hedge Funds:
Harvest Opportunity Partners II (2)	$693	$904	$145	2.7%
Harvest Small Cap Partners	1,444	6,752	23,072	30.8%
Harvest Franchise Fund (3)	166	1,240	843	3.8%
Harvest Agriculture Select (2)	2,223	1,003	351	8.8%
Harvest Technology Partners	727	308	35	4.6%
Harvest Financial Partners	166	41	26	2.0%
Private Equity Funds:
Harvest Growth Capital LLC (4)	219	182	-	N/A
Harvest Growth Capital LLC II (4)	12	1,126	-	N/A
Funds of Funds:
JMP Masters Fund	16	486	55	7.7%
REITs:
New York Mortgage Trust	-	-	1,456	N/A
Loans:
Harvest Capital Credit Corporation	N/A	1,861	1,805	N/A
CLOs Managed by JMPCA:
CLO I (4)	N/A	2,184	N/A	N/A
CLO II (4)	N/A	1,656	N/A	N/A
CLO III (4)	N/A	604	N/A	N/A
Totals	$5,666	$18,347	$27,788	N/A

(1)

Time-weighted rate of return (“TWR”) for the hedge funds and funds of funds. TWR is a measure of the compound rate of growth in a portfolio and eliminates the effect of varying cash inflows by assuming a single investment at the beginning of a period and measuring the growth or loss of market value to the end of that period.

(2)	HOP II and HAS include managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds’ strategy and earn fees.
(3)	HFF was liquidated on December 31, 2014 and its assets were distributed to its partners in 2015.
(4)	Revenues earned from HGC, HGC II and the CLOs are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.

(In thousands)	Year Ended December 31, 2013
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	TWR (1)
Hedge Funds:
Harvest Opportunity Partners II (2)	$865	$1,237	$357	5.7%
Harvest Small Cap Partners	413	5,645	9,097	13.8%
Harvest Franchise Fund	716	1,107	3,161	25.1%
Harvest Agriculture Select (2)	1,022	771	326	9.5%
Harvest Technology Partners (2)	96	567	7	-0.2%
Harvest Diversified Partners	852	169	83	4.8%
Private Equity Funds:
Harvest Growth Capital LLC (3)	(23)	420	30	N/A
Harvest Growth Capital LLC II (3)	556	1,119	-	N/A
Funds of Funds:
JMP Masters Fund	29	432	1,006	25.9%
REITs:
New York Mortgage Trust	-	-	1,103	N/A
Loans:
Harvest Capital Credit LLC (3)	N/A	108	386	N/A
Harvest Capital Credit Corporation	N/A	699	-	N/A
CLOs Managed by JMPCA:
CLO I (3)	N/A	2,339	N/A	N/A
CLO II (3)	N/A	863	N/A	N/A
CLO III (3)	N/A	3	N/A	N/A
Totals	$4,526	$15,479	$15,556	N/A

(1)

TWR for the hedge funds and funds of funds. TWR is a measure of the compound rate of growth in a portfolio and eliminates the effect of varying cash inflows by assuming a single investment at the beginning of a period and measuring the growth or loss of market value to the end of that period.

(2)	HOP II and HAS, and HTP include managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds’ strategy and earn fees.
(3)	Revenues earned from HGC, HGC II, HCC LLC, and the CLOs are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.

In thousands)	Year Ended December 31, 2012
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	TWR (1)
Hedge Funds:
Harvest Opportunity Partners II (2)	$584	$756	$540	13.2%
Harvest Small Cap Partners	430	5,473	3,857	6.1%
Harvest Franchise Fund	(110)	814	4	-6.7%
Harvest Agriculture Select (2)	438	255	273	19.0%
Harvest Technology Partners (2)	(13)	953	618	-3.6%
Harvest Diversified Partners	1,320	170	149	9.0%
Private Equity Funds:
Harvest Growth Capital LLC (3)	205	599	266	N/A
Harvest Growth Capital LLC II (3)	(2)	184	-	N/A
Funds of Funds:
JMP Masters Fund	7	487	-	8.3%
REITs:
New York Mortgage Trust	-	500	900	N/A
Loans:
Harvest Capital Credit LLC (3)	N/A	228	525	N/A
CLOs Managed by JMPCA:
CLO I (3)	N/A	2,376	N/A	N/A
Totals	$2,859	$12,795	$7,132	N/A

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

 Administration

Administration expense primarily includes the cost of hosted conferences, non-capitalized systems and software expenditures, insurance, business and rent tax (non-income), office supplies, recruiting, regulatory fees, and underwriting expenses paid by HCAP Advisors in connection with an agreement with HCC.

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

Non-controlling Interest

Non-controlling interest for the year ended December 31, 2014 includes the interest of third parties in HGC I, HGC II, CLO I, CLO II, CLO III (effective September 30, 2014) and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the year ended December 31, 2013 includes the interest of third parties in HGC I, HGC II, CLO I, CLO II (effective April 3, 2013), HCC LLC (through May 2, 2013) and HCAP Advisors (effective May 1, 2013), partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the year ended December 31, 2012 includes the interest of third parties in CLO I, HGC, HGC II (effective October 1, 2012) and HCC LLC, the partially-owned subsidiaries consolidated in our financial statements.

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

On April 30, 2013, entities sponsored by JMP Group Inc. closed on a $343.8 million CLO. The senior notes offered in this transaction (the “Secured Notes”) were issued by CLO II, a special purpose Cayman vehicle, and co-issued in part by JMP Credit Advisors CLO II LLC, a special purpose Delaware vehicle, and were backed by a diversified portfolio of broadly syndicated leveraged loans. The Company, through a wholly-owned subsidiary, manages CLO II and owns $23.3 million, or 98%, of the subordinated notes of the Issuer (the “Subordinated Notes”).

On December 11, 2013 CLO III closed on a $100.0 million warehouse credit agreement with BNP Paribas. CLO III is a special purpose vehicle whose debt, upon funding, was secured by a diversified portfolio of broadly syndicated leveraged loans. On September 30, 2014, CLO III closed the $370.5 million CLO transaction. The proceeds from the close of the CLO were used to payoff and retire the warehouse facility. A third party and employees of JMPCA purchased subordinated notes in CLO III, reducing the Company’s investment in the subordinated notes to $4.7 million, or 13.5%. As of December 31, 2014, the Company owned 13.5% of the subordinated notes.

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

Historical Results of Operations

The following table sets forth our historical results of operations for the years ended December 31, 2014, 2013 and 2012 and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Year Ended December 31,			Change from 2013 to 2014		Change from 2012 to 2013
	2014	2013	2012	$	%	$	%
Revenues
Investment banking	$81,070	$74,173	$50,982	$6,897	9.3%	$23,191	45.5%
Brokerage	26,916	24,625	21,903	2,291	9.3%	2,722	12.4%
Asset management fees	40,620	25,952	15,775	14,668	56.5%	10,177	64.5%
Principal transactions	13,848	20,727	10,537	(6,879)	-33.2%	10,190	96.7%
(Loss) gain on sale, payoff and mark-to-market of loans	(492)	1,806	7,255	(2,298)	-127.2%	(5,449)	-75.1%
Net dividend income (loss)	1,001	535	(29)	466	87.1%	564	n/a
Other income	3,335	798	3,800	2,537	317.9%	(3,002)	-79.0%
Non-interest revenues	166,298	148,616	110,223	17,682	11.9%	38,393	34.8%
Interest income	40,042	33,346	32,898	6,696	20.1%	448	1.4%
Interest expense	(23,398)	(30,110)	(39,993)	6,712	-22.3%	9,883	-24.7%
Net interest (expense) income	16,644	3,236	(7,095)	13,408	414.3%	10,331	145.6%
Provision for loan losses	(436)	(2,637)	(2,206)	2,201	-83.5%	(431)	-19.5%
Total net revenues after provision for loan losses	182,506	149,215	100,922	33,291	22.3%	48,293	47.9%

Non-interest expenses
Compensation and benefits	123,580	102,432	66,415	21,148	20.6%	36,017	54.2%
Administration	7,310	8,660	6,186	(1,350)	-15.6%	2,474	40.0%
Brokerage, clearing and exchange fees	3,304	3,543	3,806	(239)	-6.7%	(263)	-6.9%
Travel and business development	4,123	4,416	3,387	(293)	-6.6%	1,029	30.4%
Communication and technology	3,843	3,534	3,503	309	8.7%	31	0.9%
Professional fees	4,738	3,953	3,630	785	19.9%	323	8.9%
Other	5,610	5,126	4,461	484	9.4%	665	14.9%
Total non-interest expenses	152,508	131,664	91,388	20,844	15.8%	40,276	44.1%
Income before income tax expense	29,998	17,551	9,534	12,447	70.9%	8,017	84.1%
Income tax expense	8,015	3,950	1,581	4,065	102.9%	2,369	149.8%
Net income	21,983	13,601	7,953	8,382	61.6%	5,648	71.0%
Less: Net income attributable to non-controlling interest	8,631	9,973	5,196	(1,342)	-13.5%	4,777	91.9%
Net income attributable to JMP Group Inc.	$13,352	$3,628	$2,757	$9,724	268.0%	$871	31.6%

Overview

Year Ended December 31, 2014, Compared to Year Ended December 31, 2013

Total net revenues after provision for loan losses increased $33.3 million, or 22.3%, from $149.2 million for the year ended December 31, 2013 to $182.5 million for the year ended December 31, 2014, resulting from a $17.7 million increase in non-interest revenues, a $13.4 million increase in net interest income, and a decline in provision for loan losses of $2.2 million.

Total non-interest revenues increased $17.7 million, or 11.9%, resulting from an increase in asset management fees of $14.7 million, an increase in investment banking income of $6.9 million, partially offset by a decline in principle transactions of $6.9 million.

Net interest income increased $13.4 million, or 414.3%, from $3.2 million for the year ended December 31, 2013 to $16.6 million for the same period in 2014. This increase in net interest income is primarily attributed to an increase in net interest earned at JMP Credit, partially offset by net interest expense related to the bond issued in January 2014.

Total non-interest expenses increased $20.8 million, or 15.8%, from $131.7 million for the year ended December 31, 2013 to $152.5 million for the year ended December 31, 2014, primarily due to an increase in compensation and benefits of $21.1 million.

Net income attributable to JMP Group Inc. increased $9.7 million, or 268.0%, from $3.6 million for the year ended December 31, 2013 to $13.4 million for the year ended December 31, 2014 and includes income tax expense of $4.0 million and $8.0 million for the years ended December 31, 2013 and 2014, respectively.

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

Operating Net Income (Non-GAAP Financial Measure)

Management uses Operating Net Income as a key, non-GAAP metric when evaluating the performance of our core business strategy and ongoing operations, as management believes that this metric appropriately illustrates the operating results of our core operations and business activities. Operating Net Income is derived from our segment reported results and is the measure of segment profitability on an after-tax basis used by management to evaluate our performance. This non-GAAP measure is presented to enhance investors’ overall understanding of our current financial performance. Additionally, management believes that Operating Net Income is a useful measure because it allows for a better evaluation of the performance of our ongoing business and facilitates a meaningful comparison of the company’s results in a given period to those in prior and future periods.

However, Operating Net Income should not be considered a substitute for results that are presented in a manner consistent with GAAP. A limitation of the non-GAAP financial measures presented is that, unless otherwise indicated, the adjustments concern gains, losses or expenses that we generally expect to continue to recognize, and the adjustment of these items should not always be construed as an inference that these gains or expenses are unusual, infrequent or non-recurring. Therefore, management believes that both the GAAP measures of its financial performance and the respective non-GAAP measures should be considered together. Operating Net Income may not be comparable to a similarly titled measure presented by other companies.

Operating Net Income is a non-GAAP financial measure that adjusts the Company’s GAAP net income as follows:

(i)

reverses stock-based compensation expense recognized under GAAP related to historical equity awards granted in prior periods, as management generally evaluates performance by considering the full expense of equity awards granted in the period in which such compensation was awarded, even if the expense of that award will be recognized in future periods under GAAP;

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

(iv)	reverses net unrealized gains and losses on strategic equity investments and warrants;

(v)

excludes unrealized mark-to-market gains or losses on the investment portfolio at HCC, due to its adoption of investment company accounting in preparation for its pending initial public offering as a business development company;

(vi)

presents revenues and expenses on a basis that deconsolidates HGC, HGC II and HCC LLC. HGC and HGC II are investment funds that HCS manages; we own a relatively small percentage of these funds, even though they are consolidated under GAAP;

(vii)	excludes general loan loss reserves on the CLOs; and

(viii)	assumes a combined federal, state and local income tax rate of 38% for the years ended December 31, 2013 and 2014, and 42% for the year ended December 31, 2012.

Discussed below is Operating Net Income by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company’s various business lines.

	Year Ended December 31, 2014
(In thousands)	Broker-Dealer	Asset Management	Corporate Credit	Operating Platforms	Investment Income	Corporate Costs	Eliminations	Total Segments
Revenues
Investment banking	$81,158	$-	$-	$81,158	-	$-	$(88)	$81,070
Brokerage	26,916	-	-	26,916	-	-	-	26,916
Asset management related fees	-	45,639	5,266	50,905	(50)	-	(5,692)	45,263
Principal transactions	-	-	-	-	6,720	-	-	6,720
Loss on sale, payoff and mark-to-market of loans	-	-	-	-	(492)	-	-	(492)
Net dividend income	-	-	-	-	998	-	-	998
Net interest income	-	-	-	-	16,682	-	-	16,682
Provision for loan losses	-	-	-	-	1,265	-	-	1,265
Adjusted net revenues	108,074	45,639	5,266	158,979	25,223	-	(5,780)	178,422
Non-interest expenses
Non-interest expenses	90,643	41,010	4,672	136,325	4,683	14,512	(5,692)	149,828
Less: Non-controlling interest	-	786	-	786	1,342	-	-	2,128
Operating pre-tax net income	17,431	3,843	594	21,868	19,198	(14,512)	(88)	26,466
Income tax expense (assumed rate of 38%)	6,624	1,462	226	8,312	7,294	(5,513)	(33)	10,060
Operating net income (loss)	$10,807	$2,381	$368	$13,556	$11,904	$(8,999)	$(55)	$16,406

	Year Ended December 31, 2013
(In thousands)	Broker-Dealer	Asset Management	Corporate Credit	Operating Platforms	Investment Income	Corporate Costs	Eliminations	Total Segments
Revenues
Investment banking	$74,508	$-	$-	$74,508	$-	$-	$(335)	$74,173
Brokerage	24,625	-	-	24,625	-	-	-	24,625
Asset management related fees	-	29,598	4,735	34,333	-	-	(5,429)	28,904
Principal transactions	-	-	-	-	7,859	-	-	7,859
Gain on sale, payoff and mark-to-market of loans	-	-	-	-	1,716	-	-	1,716
Net dividend income	-	-	-	-	1,213	-	-	1,213
Net interest income	-	-	-	-	16,471	-	-	16,471
Provision for loan losses	-	-	-	-	(932)	-	-	(932)
Adjusted net revenues	99,133	29,598	4,735	133,466	26,327	-	(5,764)	154,029
Non-interest expenses
Non-interest expenses	84,749	29,346	3,691	117,786	4,864	16,039	(5,744)	132,945
Less: Non-controlling interest	-	(1,731)	-	(1,731)	977	-	-	(754)
Operating pre-tax net income	14,384	1,983	1,044	17,411	20,486	(16,039)	(20)	21,838
Income tax expense (assumed rate of 38%)	5,466	754	397	6,617	7,785	(6,095)	(8)	8,299
Operating net income (loss)	$8,918	$1,229	$647	$10,794	$12,701	$(9,944)	$(12)	$13,539

	Year Ended December 31, 2012
(In thousands)	Broker-Dealer	Asset Management	Corporate Credit	Operating Platforms	Investment Income	Corporate Costs	Eliminations	Total Segments
Revenues
Investment banking	$51,174	$-	$-	$51,174	$-	$-	$-	$51,174
Brokerage	21,903	-	-	21,903	-	-	-	21,903
Asset management related fees	53	23,177	4,064	27,294	-	-	(5,419)	21,875
Principal transactions	-	-	-	-	6,320	-	-	6,320
Gain on sale, payoff and mark-to-market of loans	-	-	-	-	6,578	-	-	6,578
Net dividend income	-	-	-	-	206	-	-	206
Net interest income	-	-	-	-	19,313	-	-	19,313
Provision for loan losses	-	-	-	-	(2,207)	-	-	(2,207)
Adjusted net revenues	73,130	23,177	4,064	100,371	30,210	-	(5,419)	125,162
Non-interest expenses
Non-interest expenses	67,152	20,686	2,996	90,834	(3,071)	13,647	(5,419)	95,991
Less: Non-controlling interest	-	-	-	-	670	-	-	670
Operating pre-tax net income	5,978	2,491	1,068	9,537	32,611	(13,647)	-	28,501
Income tax expense (assumed rate of 42%)	2,511	1,046	449	4,006	13,695	(5,732)	-	11,969
Operating net income (loss)	$3,467	$1,445	$619	$5,531	$18,916	$(7,915)	$-	$16,532

The following table reconciles the operating net income to Total Segments operating pre-tax net income, to consolidated pre-tax net income (loss) attributable to JMP Group Inc., and to consolidated net income (loss) attributable to JMP Group Inc, for the years ended December 31, 2014, 2013 and 2012.

(In thousands)	Year Ended December 31,
	2014	2013	2012
Operating net income	$16,406	$13,539	$16,532
Addback of Income tax expense (assumed rate of 38% for 2014 and 2013, and 42% for 2012)	10,060	8,299	11,969
Total Segments adjusted operating pre-tax net income	$26,466	$21,838	$28,501
Subtract / (Add back)
Stock options	1,917	920	-
Compensation expense - RSUs	3,744	2,823	2,492
Deferred compensation program accounting adjustment	(4,483)	(6,170)	(6,985)
HCC IPO administrative expense	-	450	(450)
Net unrealized loss/ (gain) on strategic equity investments and warrants.	2,570	(593)	525
General loan loss reserve for CLO II / CLO III	1,351	1,241	-
Net amortization of liquidity discounts on loans and asset-backed securities issued	-	14,979	29,208
Unrealized mark-to-market (gain)/loss - HCC	-	610	(627)
Gain on loan portfolio acquired	-	-	-
Consolidated pre-tax net income attributable to JMP Group Inc.	$21,367	$7,578	$4,338
Income tax expense	8,015	3,950	1,581
Consolidated Net Income attributable to JMP Group Inc.	$13,352	$3,628	$2,757

When evaluating the performance of our core business strategy and ongoing operations, management also reviewed the Adjusted Operating Net Income through December 31, 2013, which excluded the non-cash gains and losses recognized by JMP Credit Corp due to the sale or payoff of loans originally included in the portfolio we acquired in April 2009, as well as the specific reserve for loan losses related to this portfolio of loans. Management believed this metric to be instructive to assess the company's core earnings over time without regard to a relatively volatile revenue stream. Earnings derived from sales or payoffs of acquired loans, while once substantial, are no longer material, as the portfolio of acquired loans is almost entirely liquidated. Therefore, the segments are now based on operating net income. The reconciling items for the years ended December 31, 2013 from adjusted operating net income to operating net income include adding back non-cash gains on the acquired loan portfolio, the specific reserve on loans from the portfolio, and the related compensation expense. Adjusted Operating Net Income for the years ended December 31, 2012 and 2013 were $15.6 million and $13.9 million, respectively.

Year Ended December 31, 2014, Compared to Year Ended December 31, 2013

Revenues

Investment Banking

Investment banking revenues increased $6.9 million, or 9.3%, from $74.2 million for the year ended December 31, 2013 to $81.1 million for the same period in 2014. As a percentage of total net revenues after provision for loan losses, investment banking revenues decreased from 49.7% for the year ended December 31, 2013 to 44.4% for the year ended December 31, 2014.

Our segment reported investment banking revenues, primarily earned in our Broker-Dealer segment, increased $6.9 million, or 9.3%, from $74.2 million for the year ended December 31, 2013 to $81.1 million for the same period in 2014, primarily attributed to increase in public equity and strategic advisory revenues, partially offset by declines in debt and convertible revenues and private capital market and other revenues. Public equity underwriting revenues increased $15.0 million, or 37.8%, from $39.8 million for the year ended December 31, 2013 to $54.8 million for the year ended December 31, 2014. We executed 123 public equity underwriting transactions in 2013 compared to 120 in 2014. We acted as a lead manager on 33 transactions in 2014, compared to 30 in 2013. Our strategic advisory revenues increased $7.6 million, or 67.3%, from $11.1 million for the year ended December 31, 2013 to $18.7 million for the year ended December 31, 2014. The increase was attributed to additional transactions in 2014. We executed 17 strategic advisory transactions in 2014, compared to 12 in 2013. Our debt and convertible revenues decreased $14.0 million, or 74.4%, from $18.8 million for the year ended December 31, 2013 to $4.8 million for the year ended December 31, 2014. The decline was attributed to fewer transactions. We executed 32 debt and convertible transactions in 2013 compared to 20 in the same period in 2014. Private capital market and other revenues decreased $1.7 million, from $4.5 million for the year ended December 31, 2013 to $2.8 million for the year ended December 31, 2014. We executed four private placement transactions in both 2013 and 2014. The declines were attributed to less revenue per transaction. As a percentage of total segment net revenues, investment banking revenues decreased from 48.2% for the year ended December 31, 2013 to 45.4% for the year ended December 31, 2014.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment increased $2.3 million, or 9.3%, from $24.6 million for the year ended December 31, 2013 to $26.9 million for the year ended December 31, 2014. The increase was primarily driven by gains in our trading portfolio account. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 16.5% for the year ended December 31, 2013 to 14.7% for the year ended December 31, 2014. On an operating basis, brokerage revenues decreased from 16.0% for the year ended December 31, 2013 to 15.1% for the year ended December 31, 2014 as a percentage of segment net revenue after provision for loan losses.

Asset Management Related Fees

	Year Ended December 31,
(In thousands)	2014	2013
Base management fees:
Fees reported as asset management fees	$13,192	$10,813
Fees earned at HGC, HGC II and HCC LLC	1,308	1,737
Total base management fees	14,500	12,550

Incentive fees:
Fees reported as asset management fees	$27,428	$15,139
Fees earned at HGC, HGC II and HCC LLC	-	417
Total incentive fees	27,428	15,556

Other fee income:
Fundraising fees and other	$3,335	$798
Total other fee income	3,335	798

Asset management related fees:
Fees reported as asset management fees	$40,620	$25,952
Fees reported as other income	3,335	798
Fees earned at HGC, HGC II and HCC LLC	1,308	2,154
Total Segment asset management related fee revenues	$45,263	$28,904

Fees reported as asset management fees increased $14.6 million, or 56.5%, from $26.0 million for the year ended December 31, 2013 to $40.6 million for the year ended December 31, 2014. As a percentage of total net revenues after provision for loan losses, asset management revenues increased from 17.4% for the year ended December 31, 2013 to 22.3% for the year ended December 31, 2014. Fees reported as other income increased $2.5 million, or 317.9%, from $0.8 million for the year ended December 31, 2013 to $3.3 million for the year ended December 31, 2014, mainly driven by revenues from equity method investments. As a percentage of total net revenues after provision for loan losses, other income increased from 0.5% for the year ended December 31, 2013 to 1.8% for the same period in 2014.

Total segment asset management related fees include base management fees and incentive fees for our funds and CLOs under management, as well as other income from fee sharing arrangements with, and fees earned to raise capital for, third-party investment partnerships or funds. Total segment asset management related fees is a non-GAAP financial measure that adjusts our asset management related fees by reversing the elimination of those fees in the consolidation of HGC, HGC II and HCC LLC (through May 1, 2013). Total segment asset management fee revenues are reconciled to the GAAP measure, total asset management fee revenues, in the table above. We believe that presenting operating asset management related fees is useful to investors as a means of assessing the performance of our combined asset management activities, including fundraising and other services for third parties. We believe that segment asset management-related fee revenues provides useful information by indicating the relative contributions of base management fees and performance-related incentive fees, thus facilitating a comparison of those fees in a given period to those in prior and future periods. We also believe that asset management-related fee revenue is a more meaningful measure than standalone asset management fees as reported, because asset management-related fee revenues represent the combined impact of the various asset management activities on the Company’s total net revenues.

Total segment asset management related fee revenue increased $16.4 million from $28.9 million for the year ended December 31, 2013 to $45.3 million for the year ended December 31, 2014. The increase was attributed to increases in base management fees, incentive fees, and other fee income. Base management fees were $12.6 million and $14.5 million for the years ended December 31, 2013 and 2014, respectively. Base management fees reported as asset management fees increased $2.4 million from $10.8 million for the year ended December 31, 2013 to $13.2 million for the year ended December 31, 2014, and was driven by the increases of $1.2 million related to HCC, $1.1 million related Harvest Small Cap Partners (“HSCP”), partially offset by $0.3 million reduction in fees related to Harvest Opportunity Partners (“HOP II”). Other income increased $2.5 million, from $0.8 million to $3.3 million, driven by a $2.3 million increase in a revenue share agreement in 2014. Total incentive fees increased $11.8 million from $15.6 million for the year ended December 31, 2013 to $27.4 million for the same period in 2014. The increase in incentive fees was driven by an increase of $14.0 million related to HSCP, an increase of $1.8 million related to HCC, partially offset by a decline of $2.3 million related to HFF, and $1.0 million related by JMP Masters. On a segment reporting basis, asset management related fees increased from 18.8% for the year ended December 31, 2013 to 25.4% for the year ended December 31, 2014 as a percentage of operating net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues decreased $6.9 million from $20.7 million for the year ended December 31, 2013 to $13.8 million for the same period in 2014. As a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 13.9% for the year ended December 31, 2013 to 7.6% for the year ended December 31, 2014.

Total segment principal transaction revenues decreased $1.2 million from $7.9 million for the year ended December 31, 2013 to $6.7 million for the same period in 2014. Total segment principal transaction revenue is a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. We believe that presenting total segment principal transaction revenues is useful to investors as a means of assessing the performance of our combined investment activities. The principal transaction revenues for both 2013 and 2014 were based entirely in our Investment Income segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

	Year Ended December 31,
	2014	2013
(In thousands)
Equity and other securities excluding non-controlling interest	$2,417	$2,301
Warrants and other investments	(5)	1,706
Investment partnerships	4,308	3,852
Total Segment principal transaction revenues	6,720	7,859
Operating adjustment addbacks	(1,190)	569
Non-controlling interest in HGC, HGC II and HCC LLC (through May 2, 2013)	8,318	12,299
Total principal transaction revenues	$13,848	$20,727

The decrease reflects less revenue from our warrants and other investments, partially offset by additional revenue from investment partnerships and equity and other securities excluding non-controlling interest. Revenues from warrants and other investments decreased by $1.7 million from $1.7 million for the year ended December 31, 2013 to revenues of $5 thousand for the year ended December 31, 2014. The decline was primarily related to $1.0 million decline in our investment in a private equity fund managed by a third party, which invests in the growth technology sector and $1.1 million decrease related to one of our warrants. Revenues from our investment partnerships increased $0.4 million from $3.9 million for the year ended December 31, 2013 to $4.3 million for the year ended December 31, 2014, driven by $1.2 million increase related to HAS. Revenues from equity and other securities increased $0.1 million from $2.3 million for the year ended December 31, 2013 to $2.4 million for the same period in 2014. On a segment reporting basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 5.1% for the year ended December 31, 2013 to 3.8% for the year ended December 31, 2014.

Gain and Loss on Sale, Payoff and Mark-to-market of Loans

Gain on sale, payoff and mark-to-market of loans decreased $2.3 million from a $1.8 million gain for the year ended December 31, 2013 to a $0.5 million loss for the same period in 2014. As a percentage of total net revenues after provision for loan losses, gain on sale, payoff and mark-to-market of loans decreased from 1.2% for the year ended December 31, 2013 to 0.3% for the year ended December 31, 2014.

Gain on sale, payoff and mark-to-market of loans was earned in our Investment Income segment. On a segment reporting basis, the gain on sale, payoff and mark-to-market of loans in our Investment Income segment excludes the financial impact of gains or losses due to the sale or payoff of loans originally included in the CLO I portfolio acquired in April 2009. The segment reported gain on sale, payoff and mark-to-market of loans also excludes unrealized mark-to-market gains or losses on the investment portfolio at HCC LLC (through May 2, 2013). Our segment reported gain on sale, payoff and mark-to-market of loans in the Investment Income segment decreased $2.2 million from $1.7 million for the year ended December 31, 2013 to a $0.5 million loss for the year ended December 31, 2014. Gain on sale, payoff and mark-to-market of loans decreased from 1.1% for the year ended December 31, 2013 to 0.3% for the year ended December 31, 2014 as a percentage of total segment net revenues.

Net Dividend Income

Net dividend income increased from $0.5 million for the year ended December 31, 2013 to $1.0 million for the same period in 2014, primarily related to dividends from our HCC investment. Dividends earned on our investment in HCC LLC were eliminated in consolidation prior to May 2, 2013.

Our net dividend income was earned in our Investment Income segment. On a segment reporting basis, net dividend income decreased from $1.2 million to $1.0 million for the years ended December 31, 2013 and 2014, respectively, and primarily comprised of dividends from our investment in HCC LLC and HCC.

As a percentage of total segment net revenues, net dividend income decreased from 0.8% for the year ended December 31, 2013 to 0.6% for the year ended December 31, 2014.

Net Interest Income (Expense)

(In thousands)	Year Ended December 31,
	2014	2013
CLO I loan contractual interest income	$15,000	$18,233
CLO I ABS issued contractual interest expense	(4,030)	(4,390)
Net CLO I contractual interest	10,970	13,843

CLO II loan contractual interest income	$15,399	$8,341
CLO II ABS issued contractual interest expense	(6,784)	(4,841)
Net CLO II contractual interest	8,615	3,500

CLO III loan contractual interest income	$7,181	$-
CLO III ABS issued contractual interest expense	(3,026)	-
Net CLO III contractual interest	4,155	-

Bond Payable interest expense	(7,301)	(3,610)
Other interest income	243	2,738
Total Segment net interest income	$16,682	$16,471

CLO I loan liquidity discount accretion	-	569
CLO I ABS liquidity discount amortization	-	(15,548)
Net CLO I liquidity discount amortization	-	(14,979)

HCC LLC interest income	-	2,393
HCC LLC interest expense	-	(630)
Net HCC LLC interest income	-	1,763

Other interest income adjustment	(38)	(19)
Total net interest income	$16,644	$3,236

Net interest income increased $13.4 million, or 414.3% from $3.2 million for the year ended December 31, 2013 to $16.6 million for the year ended December 31, 2014. The increase primarily was attributed to the CLO I liquidity discount amortization in 2013. Net interest income included liquidity discount amortization of $15.0 million for the year ended December 31, 2013. Net interest income also included bond payable interest expense of $7.3 million and $3.6 million for the years ended December 31, 2014 and 2013, respectively. As a percentage of total net revenues after provision for loan losses, net interest expense increased from 2.2% for the year ended December 31, 2013 to 9.1% for the year ended December 31, 2014.

Total segment net interest income increased from $16.5 million for the year ended December 31, 2013 to $16.7 million for the year ended December 31, 2014. Our total segment net interest income excludes net amortization of liquidity discounts on loans and asset-backed securities issued. Net interest income is earned primarily in our JMP Credit segment, and largely reflects net CLO contractual interest. Total segment net interest income is a non-GAAP financial measure that aggregates our segment reported net interest income (expense) across each segment. We believe that presenting total segment net interest income is useful to investors as a means of assessing the performance of JMP Group’s combined credit activities. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment segment net revenues, net interest income decreased from 10.7% for the year ended December 31, 2013 to 9.3% for the year ended December 31, 2014.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

	Year Ended December 31, 2014
(In thousands)	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$15,000	$391,875	3.78%	0.23%	3.55%
CLO I ABS issued contractual interest expense	(4,030)	(402,723)	1.12%	0.23%	0.89%
CLO II loan contractual interest income	15,399	326,391	4.65%	0.23%	4.42%
CLO II ABS issued contractual interest expense	(6,784)	(319,105)	2.10%	0.23%	1.87%
CLO III loan contractual interest income	7,181	142,414	4.97%	0.25%	4.72%
CLO III ABS issued contractual interest expense	(3,026)	(253,158)	2.49%	0.25%	2.24%
Net CLO contractual interest	$23,740	N/A	N/A	N/A	N/A

	Year Ended December 31, 2013
(In thousands)	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$18,233	$409,772	4.39%	0.28%	4.11%
CLO I ABS issued contractual interest expense	(4,390)	(422,651)	1.02%	0.28%	0.74%
CLO II loan contractual interest income	8,341	182,117	4.52%	0.35%	4.17%
CLO II ABS issued contractual interest expense	(4,841)	(320,000)	2.21%	0.35%	1.86%
Net CLO contractual interest	$17,343	N/A	N/A	N/A	N/A

Provision for Loan Losses

Provision for loan losses decreased $2.2 million, or 83.5%, from $2.6 million for the year ended December 31, 2013 to $0.4 million for the same period in 2014. The decline was primarily attributed to the historically low default rate environment experienced in our CLOs and the leveraged loan market, in general, over recent years. As a result of the recent historical results, we reduced our provision for loan losses. As a percent of net revenues after provision for loan losses, provision for loan losses decreased from 1.8% for the year ended December 31, 2013 to 0.2% for the year ended December 31, 2014.

Total segment provision for loan losses decreased from $0.9 million for the year ended December 31, 2013 to a reversal of $1.3 million for the year ended December 31, 2014. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses was solely recognized in our Investment Income segment in 2014, and in 2013. As a percent of total segment net revenues, segment provision for loan losses was 0.6% and 0.7% for the years ended December 31, 2013 and 2014, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions as well as equity-based compensation to our employees and managing directors, increased $21.2 million, or 20.6%, from $102.4 million for the year ended December 31, 2013 to $123.6 million for the year ended December 31, 2014.

Employee payroll, taxes and benefits, and consultant fees, increased $3.5 million, or 9.4%, from $37.4 million for the year ended December 31, 2013 to $40.9 million for the year ended December 31, 2014, primarily due to the effect of base pay increases made during 2014.

Performance-based bonus and commissions increased $13.4 million, or 22.4%, from $59.9 million for the year ended December 31, 2013 to $73.3 million for the same period in 2014. The increase was primarily due to an increase in total net revenues after provision for loan losses from $149.2 million for the year ended December 31, 2013 to $182.5 million for the same period in 2013.

Equity-based compensation increased $4.0 million, or 74.1%, from $5.4 million for the year ended December 31, 2013 to $9.4 million for the year ended December 31, 2014. The increase is primarily attributed to $2.8 million of expense related to RSUs issued in connection with the 2013 annual bonus, and an increase in stock option expenses of $1.0 million.

Compensation and benefits as a percentage of net revenues after provision for loan losses decreased from 68.6% for the year ended December 31, 2013 to 67.7% for the same period in 2014.

Compensation and benefits in our operating net income, which includes 100% of deferred compensation expense and excludes RSU expense, increased from $104.4 million for the year ended December 31, 2013 to $121.0 million for the year ending December 31, 2014. This increase was attributed to the performance-based bonus and commissions. See “Operating Net Income (Non-GAAP Financial Measure),” above.

Administration

Administration expenses decreased $1.4 million, or 15.6%, from $8.7 million for the year ended December 31, 2013 to $7.3 million for the year ended December 31, 2014. The decrease primarily related to $2.5 million underwriting expenses paid by HCAP Advisors in connection with an agreement with HCC in 2013, partially offset by commercial rent tax associated with our New York property. As a percentage of total net revenues after provision for loan losses, administration expense was 5.8% and 4.0% of total net revenues after provision for loan losses for the years ended December 31, 2013 and 2014, respectively.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees decreased $0.2 million, or 6.7%, from $3.5 million for the year ended December 31, 2013 to $3.3 million for the year ended December 31, 2014. The decrease was primarily due to a decline in trading volume. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 2.4% for the year ended December 31, 2013 to 1.8% for the year ended 2014.

Travel and Business Development

Travel and business development expense decreased $0.3 million, or 6.6%, from $4.4 million for the year ended December 31, 2013 to $4.1 million for the year ended December 31, 2014. The decline reflects an increase of reimbursements from clients, which offset travel expense. Travel expense increased $0.2 million, from $5.7 million for the year ended December 31, 2013 to $5.9 million for the year ended December 31, 2014, reflecting a 3.5% increase in travel. Reimbursements from clients, which offset travel expense, were $1.2 million and $1.8 million for the years ended December 31, 2013 and 2014, respectively. As a percentage of total net revenues after provision for loan losses, travel and business development expense was 3.0% and 2.3% for the years ended December 31, 2013 and 2014, respectively.

Communications and Technology

Communications and technology expense increased $0.3 million, or 8.7%, from $3.5 million for the year ended December 31, 2013 to $3.8 million for the year ended December 31, 2014. As a percentage of total net revenues after provision for loan losses, communications and technology expense decreased from 2.4% for the year ended December 31, 2013 to 2.1% for the year ended December 31, 2014.

Professional Fees

Professional fees increased $0.7 million, or 19.9%, from $4.0 million for the year ended December 31, 2013 to $4.7 million for the year ended December 31, 2014. The increase primarily was attributed to $0.8 million professional costs relating to the conversion of our Company to a publicly-traded-partnership. As a percentage of total net revenues after provision for loan losses, professional fees remained at 2.6% for both the years ended December 31, 2013 and 2014.

Other Expenses

Other expenses increased $0.5 million, or 9.4%, from $5.1 million for the year ended December 31, 2013 to $5.6 million for the year ended December 31, 2014. As a percentage of total net revenues after provision for loan losses, other expenses decreased from 3.4% for the year ended December 31, 2013 to 3.1% for the same period in 2014.

 Net Income (Loss) Attributable to Non-controlling Interest

Net income attributable to non-controlling interest decreased $1.4 million from $10.0 million for the year ended December 31, 2013 to $8.6 million of income for the year ended December 31, 2014. Non-controlling interest for the year ended December 31, 2014 includes the interest of third parties in CLO I, CLO II, CLO III (effective September 30, 2014), HGC, HGC II, and HCAP Advisors, all partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the year ended December 31, 2013 includes the interest of third parties in CLO I, CLO II (effective April 30, 2013), HGC, HGC II, HCC LLC (effective through May 2, 2013), and HCAP Advisors (effective May 1, 2013), all partially-owned subsidiaries consolidated in our financial statements. The decrease in net income attributable to non-controlling interest reflected declines of $3.3 million related to HGC and HGC II, $1.1 million related to HCC LLC, which was deconsolidated on May 2, 2013, partially offset by a $2.5 million increase at HCAP Advisors.

Provision for Income Taxes

For the years ended December 31, 2014 and 2013, we recorded a tax expense of $8.0 million and $4.0 million, respectively. The effective tax rate for the years ended December 31, 2014 and 2013 was 26.7% and 22.5%, respectively. The increase in the effective tax rate was primarily attributable to deconsolidation of HCC LLC, which was consolidated for financial reporting purposes but not for tax purposes.

Our operating net income assumes a combined federal, state and local income tax rate of 38% for both the years ended December 31, 2013 and 2014, respectively. Segment income tax expense increased $1.8 million from $8.3 million for the year ended December 31, 2013 to $10.1 million for the year ended December 31, 2014.

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

Our segment reported investment banking revenues, primarily earned in our Broker-Dealer segment, increased $23.0 million, or 44.9%, from $51.2 million for the year ended December 31, 2012 to $74.2 million for the same period in 2013. Private capital market and other revenues decreased $5.7 million, from $10.2 million for the year ended December 31, 2012 to $4.5 million for the year ended December 31, 2013. We executed 12 private placement transactions in 2012 compared to four in 2013. Public equity underwriting revenues increased $10.8 million, or 37.3%, from $29.0 million for the year ended December 31, 2012 to $39.8 million for the year ended December 31, 2013. We executed 82 public equity underwriting transactions in 2012 compared to 123 in 2013. We acted as a lead manager on 17 transactions in 2012 and 30 in 2013. Our debt and convertible revenues increased $15.7 million, or 503.6%, from $3.1 million for the year ended December 31, 2012 to $18.8 million for the year ended December 31, 2013. We executed 18 debt and convertible transactions in 2012 compared to 32 in the same period in 2013. Our strategic advisory revenues increased $2.3 million, or 25.4%, from $8.9 million for the year ended December 31, 2012 to $11.1 million for the year ended December 31, 2013, due to larger transactions. We executed 12 strategic advisory transactions in both 2012 and 2013. As a percentage of segment reported net revenues, investment banking revenues increased from 40.9% for the year ended December 31, 2012 to 48.2% for the year ended December 31, 2013.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment increased $2.7 million, or 12.4%, from $21.9 million for the year ended December 31, 2012 to $24.6 million for the year ended December 31, 2013. The increase was primarily the result of increased trading volume. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 21.7% for the year ended December 31, 2012 to 16.5% for the year ended December 31, 2013. On a segment reported basis, brokerage revenues decreased from 17.5% for the year ended December 31, 2012 to 16.0% for the year ended December 31, 2013 as a percentage of segment net revenue after provision for loan losses.

Asset Management Related Fees

	Year Ended December 31,
(In thousands)	2013	2012
Base management fees:
Fees reported as asset management fees	$10,813	$9,433
Fees earned at HGC, HGC II and HCC LLC (through May 2, 2013)	1,737	1,112
Total base management fees	12,550	10,545

Incentive fees:
Fees reported as asset management fees	$15,139	$6,342
Fees earned at HGC, HGC II and HCC LLC (through May 2, 2013)	417	1,188
Total incentive fees	15,556	7,530

Other fee income:
Fundraising fees	$103	$109
New York Mortgage Trust termination fee	-	1,735
Other income	695	1,956
Total other fee income	798	3,800

Asset management related fees:
Fees reported as asset management fees	$25,952	$15,775
Fees reported as other income	798	3,800
Fees earned at HGC, HGC II and HCC LLC (through May 2, 2013)	2,154	2,300
Total Segment asset management related fee revenues	$28,904	$21,875

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

Total segment asset management related fees include base management fees and incentive fees for our funds and CLOs under management, as well as other income from fee sharing arrangements with, and fees earned to raise capital for, third-party investment partnerships or funds. Total segment asset management related fees is a non-GAAP financial measure that adjusts our asset management related fees by reversing the elimination of those fees in the consolidation of HGC, HGC II and HCC LLC (through May 1, 2013). Total segment asset management fee revenues are reconciled to the GAAP measure, total asset management fee revenues, in the table above. We believe that presenting operating asset management related fees is useful to investors as a means of assessing the performance of our combined asset management activities, including fundraising and other services for third parties. We believe that segment asset management-related fee revenues provides useful information by indicating the relative contributions of base management fees and performance-related incentive fees, thus facilitating a comparison of those fees in a given period to those in prior and future periods. We also believe that asset management-related fee revenue is a more meaningful measure than standalone asset management fees as reported, because asset management-related fee revenues represent the combined impact of the various asset management activities on the Company’s total net revenues.

Total segment asset management related fee revenue increased $7.0 million from $21.9 million for the year ended December 31, 2012 to $28.9 million for the year ended December 31, 2013. The increase was attributed to increases in base management fees and incentive fees, partially offset by an increase in other fee income. Base management fees were $10.5 million and $12.6 million for the years ended December 31, 2012 and 2013, respectively. Base management fees reported as asset management fees increased $1.4 million from $9.4 million for the year ended December 31, 2012 to $10.8 million for the year ended December 31, 2013, and was driven by the increases of $0.5 million related to HOP II, $0.5 million related to HAS, $0.3 million related to HFF, partially offset by the reduction of $0.4 million fees related to HTP. Total incentive fees increased $8.1 million from $7.5 million for the year ended December 31, 2012 to $15.6 million for the same period in 2013. The increase in incentive fees was driven by an increase of $5.2 million related to HSCP and an increase of $3.2 million related to HFF. Other income decreased $3.0 million, resulting from the $1.7 million termination fee received in 2012 associated with the December 31, 2011 termination of our advisory agreement with NYMT. Also contributing to the decrease was a $0.8 million management fee received in 2012 due to expiration of certain revenue sharing arrangements. Our segment asset management related fees increased from 17.5% for the year ended December 31, 2012 to 18.8% for the year ended December 31, 2013 as a percentage of segment net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues increased $10.2 million from $10.5 million for the year ended December 31, 2012 to $20.7 million for the same period in 2013. As a percentage of total net revenues after provision for loan losses, principal transaction revenues increased from 10.4% for the year ended December 31, 2012 to 13.9% for the year ended December 31, 2013.

Total segment principal transaction revenues increased $1.6 million from $6.3 million for the year ended December 31, 2012 to $7.9 million for the same period in 2013. Total segment principal transaction revenue is a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. We believe that presenting total segment principal transaction revenues is useful to investors as a means of assessing the performance of our combined investment activities. The principal transaction revenues for both 2012 and 2013 were based entirely in our Investment Income segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

	Year Ended December 31,
	2013	2012
(In thousands)
Equity and other securities excluding non-controlling interest	$2,301	$2,704
Warrants and other investments	1,706	577
Investment partnerships	3,852	3,039
Total Segment principal transaction revenues	7,859	6,320
Operating adjustment addbacks	569	1,102
Non-controlling interest in HGC, HGC II and HCC LLC (through May 2, 2013)	12,299	3,115
Total principal transaction revenues	$20,727	$10,537

The increase reflects higher revenue from our warrants and other investments and investment partnerships, partially offset by a decrease in equity investment and other securities. Revenues from warrants and other investments increased by $1.1 million from $0.6 million for the year ended December 31, 2012 to revenues of $1.7 million for the year ended December 31, 2013. The increase was primarily related to $1.4 million increase in our investment in a private equity fund managed by a third party, which invests in the growth technology sector and $0.6 million increase related to one of our warrants. These increases were partially offset by a $0.8 million gain in redemptions from Class D Preferred Units of Sanctuary Wealth Services LLC (“Sanctuary”) during 2012. Revenues from our investment partnerships increased $0.9 million from $3.0 million for the year ended December 31, 2012 to $3.9 million for the year ended December 31, 2013, driven by $0.8 million increase related to HFF and $0.6 million related to HAS. Revenues from equity and other securities decreased $0.4 million from $2.7 million for the year ended December 31, 2012 to $2.3 million for the same period in 2013, primarily due to lower gain earned on our principal investment portfolio. As a percentage of total segment net revenues after provision for loan losses, total segment principal transaction revenues increased from 5.0% for the year ended December 31, 2012 to 5.1% for the year ended December 31, 2013.

Gain on Sale, Payoff and Mark-to-market of Loans

Gain on sale, payoff and mark-to-market of loans decreased $5.5 million, or 75.1%, from $7.3 million for the year ended December 31, 2012 to $1.8 million for the same period in 2013, with $1.7 million of the gain generated at JMP Credit and $0.1 million generated at HCC LLC. At JMP Credit, during the year ended December 31, 2013, 168 loans were sold or paid off, resulting in a total net gain of $2.1 million. Of the total net gain, $1.3 million was related to 91 loan payoffs, where the borrowers repaid the loans at a premium to our carrying value. The remaining $0.8 million related to 77 loans, 27 of which were sold at a discount to our carrying value, 44 of which were sold at par, which was a premium to our carrying value and six of which were related to terminations of unfunded lines of credit. Historically, the gains on sale and payoff of loans have related predominantly to the sale of loans from the CLO I portfolio acquired in April 2009, and the related liquidity discount. The reinvestment period for CLO I ended in May 2013, at which time, the loans from the CLO I acquisition had predominantly been sold. In addition, the mark-to-market of loans at HCC LLC (consolidated through May 2, 2013) also contributed to this gain. The combination of the reduced CLO I acquisition portfolio and the deconsolidation of HCC LLC have resulted in the decline on sale, payoff and mark-to-market of loans. While we expect further gains from loan payoffs and sales in future periods, these revenues are highly unpredictable as we are not actively marketing the loans collateralized by asset-backed securities for sale. As a percentage of total net revenues after provision for loan losses, gain on sale, payoff and mark-to-market of loans decreased from 7.2% for the year ended December 31, 2012 to 1.2% for the year ended December 31, 2013.

Gain on sale, payoff and mark-to-market of loans was earned in our Investment Income segment. On a segment reporting basis, the gain on sale, payoff and mark-to-market of loans in our Investment Income segment excludes the financial impact of gains or losses due to the sale or payoff of loans originally included in the CLO I portfolio acquired by JMP Group in April 2009. The segment reported gain on sale, payoff and mark-to-market of loans also excludes unrealized mark-to-market gains or losses on the investment portfolio at HCC LLC. Our segment reported gain on sale, payoff and mark-to-market of loans in the Investment Income segment decreased $4.9 million from $6.6 million for the year ended December 31, 2012 to $1.7 million for the year ended December 31, 2013. Gain on sale, payoff and mark-to-market of loans decreased from 5.3% for the year ended December 31, 2012 to 1.1% for the year ended December 31, 2013 as a percentage of total segment net revenues.

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

As a percentage of total segment net revenues, net dividend income increased from 0.2% for the year ended December 31, 2012 to 0.8% for the year ended December 31, 2013.

Net Interest Income (Expense)

(In thousands)	Year Ended December 31,
	2013	2012
CLO I loan contractual interest income	$18,233	$21,547
CLO I ABS issued contractual interest expense	(4,390)	(5,202)
Net CLO I contractual interest	13,843	16,345

CLO II loan contractual interest income	$8,341	$-
CLO II ABS issued contractual interest expense	(4,841)	-
Net CLO I contractual interest	3,500	-

Bond Payable interest expense	(3,610)	-
Other interest income	2,738	2,968
Total Segment net interest income	$16,471	$19,313

CLO I loan liquidity discount accretion	569	4,691
CLO I ABS liquidity discount amortization	(15,548)	(33,899)
Net CLO I liquidity discount amortization	(14,979)	(29,208)

HCC LLC interest income	2,393	3,774
HCC LLC interest expense	(630)	(974)
Net HCC LLC interest income	1,763	2,800

Other interest income adjustment	(19)	-
Total net interest expense	$3,236	$(7,095)

Net interest income increased $10.3 million, or 145.6% from interest expense of $7.1 million for the year ended December 31, 2012 to income of $3.2 million for the year ended December 31, 2013. Net interest expense included liquidity discount amortization of $29.2 million and $15.0 million for the years ended December 31, 2012 and December 31, 2013, respectively. Net interest income also included bond payable interest expense of $3.6 million for the year ended December 31, 2013. As a percentage of total net revenues after provision for loan losses, net interest expense decreased from 7.0% for the year ended December 31, 2012 to 2.2% for the year ended December 31, 2013.

Total segment net interest income decreased from $19.3 million for the year ended December 31, 2012 to $16.5 million for the year ended December 31, 2013. Our total segment net interest income excludes net amortization of liquidity discounts on loans and asset-backed securities issued. Net interest income is earned primarily in our JMP Credit segment, and largely reflects net CLO contractual interest. Total segment net interest income is a non-GAAP financial measure that aggregates our segment reported net interest income (expense) across each segment. We believe that presenting total segment net interest income is useful to investors as a means of assessing the performance of JMP Group’s combined credit activities. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment net revenues, net interest income decreased from 15.4% for the year ended December 31, 2012 to 10.7% for the year ended December 31, 2013.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Year Ended December 31, 2013
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$15,000	$409,772	4.39%	0.28%	4.11%
CLO I ABS issued contractual interest expense	(4,030)	(422,651)	1.02%	0.28%	0.74%
CLO II loan contractual interest income	15,399	182,117	4.52%	0.35%	4.17%
CLO II ABS issued contractual interest expense	(6,784)	(320,000)	2.21%	0.35%	1.86%
Net CLO contractual interest	$19,585	N/A	N/A	N/A	N/A

(In thousands)	Year Ended December 31, 2012
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$21,547	$428,166	4.95%	0.45%	4.50%
CLO I ABS issued contractual interest expense	(4,390)	(431,003)	1.19%	0.45%	0.74%
Net CLO contractual interest	$17,157	N/A	N/A	N/A	N/A

Provision for Loan Losses

Provision for loan losses increased $0.4 million, or 19.5%, from $2.2 million for the year ended December 31, 2012 to $2.6 million for the same period in 2013. As a percent of net revenues after provision for loan losses, provision for loan losses decreased from 2.2% for the year ended December 31, 2012 to 1.8% for the year ended December 31, 2013.

Total segment provision for loan losses decreased from $2.2 million for the year ended December 31, 2012 to $0.9 million for the year ended December 31, 2013. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses was solely recognized in our Investment Income segment in 2013, and in 2012. As a percent of total segment net revenues, segment provision for loan losses decreased from 1.8% for the year ended December 31, 2012 to 0.6% for the same period in 2013.

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

Compensation and benefits in our segment operating net income, which includes 100% of deferred compensation expense and excludes RSU expense, increased from $70.3 million for the year ended December 31, 2012 to $104.4 million for the year ending December 31, 2013. This increase was attributed to the performance-based bonus and commissions. See “Operating Net Income (Non-GAAP Financial Measure),” above.

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

Our operating net income assumes a combined federal, state and local income tax rate of 42% and 38% for the years ended December 31, 2012 and 2013, respectively. Segment income tax expense decreased $2.8 million from $12.0 million for the year ended December 31, 2012 to $8.3 million for the year ended December 31, 2013.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital and liquidity for the year ended December 31, 2014 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of December 31, 2014, we had net liquid assets of $51.2 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, deferred compensation paid in January 2015 and non-controlling interest. We have satisfied our capital and liquidity requirements primarily through the net proceeds from the initial public offering, the January 2013 issuance of the 2013 Senior Notes, the January 2014 issuance of the 2014 Senior Notes, and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. At December 31, 2014 and December 31, 2013, we had Level 3 assets (financial instruments measured on a recurring basis whose fair value was determined using unobservable inputs that are not corroborated by market data) of $138.7 million and $112.1 million, respectively, which represented 9.1% and 10.0% of total assets, respectively. Level 3 assets increased by $26.6 million, due to the purchased new assets of $20.0 million, and the unrealized gain of $10.4 million, partially offset by the sale of certain private equity securities of $2.2 million.

Liquidity Considerations Related to CLOs

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

For financial reporting purposes, the loans and asset-backed securities of the CLOs are consolidated on our balance sheet. The loans are reported at their cost adjusted for amortization of liquidity discounts and credit reserves, both of which were recorded at the CLO I acquisition date, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discount only. At December 31, 2014, we had $1,038.8 million of loans collateralizing asset-backed securities, net, $50.6 million of restricted cash and $2.9 million of interest receivable funded by $1,001.1 million of asset-backed securities issued, net, and interest payable of $4.1 million. These assets and liabilities represented 72.0% of total assets and 81.9% of total liabilities respectively, reported on our Consolidated Statement of Financial Condition at December 31, 2014.

The tables below summarize the loans held by the CLOs grouped by range of outstanding balance, Moody’s Investors Services, Inc. rating category, and industry as of December 31, 2014.

(Dollars in thousands)	As of December 31, 2014
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal
$0 - $500	42	1/2015-1/2022	$17,140
$500 - $2,000	364	12/2014-1/2022	502,893
$2,000 - $5,000	142	4/2016-12/2021	394,639
$5,000 - $10,000	16	11/2015-6/2020	110,816
$10,000+	2	6/2017-2/2021	21,912
Total	566		$1,047,400

(Dollars in thousands)	As of December 31, 2014
Moody's Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
B1	126	$248,359	23.7%
B2	234	390,825	37.3%
B3	67	102,896	9.8%
Ba1	9	22,869	2.2%
Ba2	40	72,441	6.9%
Ba3	75	177,587	17.0%
Baa2	1	1,824	0.2%
Baa3	2	11,028	1.1%
CA	1	253	0.0%
Caa1	8	16,825	1.6%
Caa2	3	2,493	0.2%
Total	566	$1,047,400	100%

(Dollars in thousands)	As of December 31, 2014
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
High Tech Industries	39	$71,133	6.8%
Chemicals, Plastics & Rubber	19	57,431	5.5%
Services: Business	29	53,774	5.2%
Beverage, Food & Tobacco	23	52,793	5.1%
Healthcare, Education & Childcare	15	44,197	4.3%
Services: Consumer	20	41,957	4.0%
Hotels, Gaming & Leisure	27	41,716	4.0%
Automobile	17	37,966	3.6%
Healthcare & Pharmaceuticals	24	36,276	3.5%
Energy: Oil & Gas	20	34,349	3.4%
Banking, Finance, Insurance & Real Estate	22	33,858	3.2%
Aerospace & Defense	20	31,289	3.0%
Capital Equipment	17	27,056	2.6%
Consumer Goods: Durable	15	25,862	2.5%
Electronics	10	25,639	2.4%
Telecommunications	15	23,485	2.2%
Media: Broadcasting & Subscription	13	23,207	2.2%
Automotive	13	22,474	2.1%
Construction & Building	12	20,001	1.9%
Diversified/Conglomerate Service	14	19,555	1.9%
Containers, Packaging & Glass	13	18,922	1.8%
Retail Store	7	18,907	1.8%
Environmental Industries	13	18,380	1.8%
Hotels, Motels, Inns and Gaming	5	18,276	1.7%
Metals & Mining	11	18,248	1.7%
Printing & Publishing	9	18,142	1.7%
Retailer	9	17,969	1.7%
Energy: Electricity	8	16,930	1.6%
Leisure , Amusement, Motion Pictures & Entertainment	7	15,386	1.5%
Retail	13	15,053	1.4%
Media: Diversified & Production	6	12,830	1.2%
Utilities	7	11,372	1.1%
Broadcasting and Entertainment	3	10,633	1.0%
Personal & Non-Durable Consumer Products	6	10,319	1.0%
Consumer Goods: Non-durable	7	9,924	0.9%
Transportation: Cargo	7	9,879	0.9%
Banking	4	9,574	0.9%
Finance	4	8,243	0.8%
Personal, Food & Misc Services	6	8,175	0.8%
Transportation: Consumer	3	6,583	0.6%
Ecological	5	6,359	0.6%
Diversified/Conglomerate Manufacturing	8	6,060	0.6%
Forest Products & Paper	3	5,844	0.6%
Home and Office Furnishings, Housewares and Durable Consumer Products	2	5,503	0.5%
Insurance	2	4,585	0.4%
Cargo Transport	1	3,242	0.3%
Personal Transportation	2	2,966	0.3%
Mining, Steel, Iron and Non-Precious Metals	1	2,772	0.3%
Textiles & Leather	1	2,635	0.3%
Diversified Natural Resources, Precious Metals and Minerals	2	2,525	0.2%
Wholesale	1	1,991	0.2%
Utilities: Electric	1	1,489	0.1%
Farming & Agriculture	1	1,466	0.1%
Grocery	2	1,147	0.1%
Machinery (Non-Agriculture, Non-Construction & Non-Electronic)	1	803	0.1%
Utilities: Water	1	250	0.0%
	566	$1,047,400	100%

Other Liquidity Considerations

As of December 31, 2014, our indebtedness consists of our bonds payable. We have no outstanding balances on our revolving lines of credit with City National Bank (“CNB”), related to JMP Group LLC, JMP Securities, nor on the revolving line of credit of our wholly-owned subsidiary, HGC II, defined below.

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

In connection with the Reorganization Transaction, we entered into a Third Supplemental Indenture, dated as of October 15, 2014 (the “Third Supplemental Indenture”), among the JMP Group Inc., JMP Group LLC and JMP Investment Holdings LLC, as guarantors (the “Guarantors”), and U.S. Bank National Association, as trustee. The Third Supplemental Indenture became effective on January 1, 2015. Under the Third Supplemental Indenture, the Guarantors have jointly and severally provided a full and unconditional guarantee of the due and punctual payment of the principal and interest on the Senior Notes, and the due and punctual payment or performance of all other obligations of JMP Group Inc. under the Indenture, dated as of January 24, 2013, between JMP Group Inc. and the Trustee, as supplemented by a First Supplemental Indenture, dated as of January 25, 2013, a Second Supplemental Indenture, dated as of January 29, 2014 and the Third Supplemental Indenture.

Prior to April 30, 2014, a credit agreement (the “Credit Agreement”) with City National Bank (“CNB”) provided a line of credit of up to $30.0 million to the extent the aggregate outstanding balance of all facilities did not exceed $58.5 million. The unused portion of the line incurred an unused facility fee at the rate of 0.25% per annum, paid quarterly. The line of credit was available through April 30, 2014. On April 30, 2014, the Company entered into an amendment to its Credit Agreement (the “Amendment”) between JMP Group and CNB. The Amendment provides a $25.0 million line of credit with a revolving period of two years. At the end of these two years, any outstanding amounts convert to a term loan. This term loan will be repaid in equal quarterly installments over the following three years. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company’s outstanding balance on this line of credit was zero as of December 31, 2014.

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

The Credit Agreement provides that the proceeds of the CNB Loans are subject to the following restrictions: (i) the Initial Term Loan and up to $5.0 million of the Revolving Line of Credit Loans may not be used for any purpose other than to fund certain permitted investments and acquisitions and to fund JMP Group LLC’s working capital needs in the ordinary course of its business; (ii) all other proceeds of the Revolving Line of Credit may not be used for any purpose other than to make investments in HCS and by HCS to make investments in loans that are made to persons that are not affiliates of borrower; and (iii) the Term Loan may not be used for any purpose other than to make equity investments in CLOs and by CLOs to make certain permitted investments in collateralized loan obligations.

The Credit Agreement includes minimum fixed charge and interest charge coverage ratios applicable to us and our subsidiaries, a minimum net worth covenant applicable to us and our subsidiaries and a minimum liquidity covenant applicable to JMP Group LLC and its subsidiaries. As of September 30, 2014, we were in compliance with all of these financial covenants. The Credit Agreement also includes an event of default for a “change of control” that tests, in part, the composition of our ownership and an event of default if two or more of the members of the Executive Committee fail to be involved actively on an ongoing basis in the management of JMP Group LLC or any of its subsidiaries. The CNB Loans are guaranteed by HCS and secured by a lien on substantially all assets of JMP Group LLC and HCS.

Separately, under a Revolving Note and Cash Subordination Agreement, dated as of April 8, 2011, by and between CNB and JMP Securities, as amended, JMP Securities held a subordinated revolving line of credit with CNB (the “Broker/Deal Line of Credit”) to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. Pursuant to the Amendment, the prior $15.0 million line of credit held at JMP Securities, which was scheduled to mature May 6, 2014, was increased to $20.0 million and renewed for one year. On May 6, 2015, any existing outstanding amount will convert to a loan maturing the following year. The remaining terms of this line of credit are consistent with those of the prior line of credit. There was no borrowing on this line of credit as of December 31, 2014.

On November 22, 2013, HGC II entered into a line of credit of $3.0 million with CNB. Draws on the line of credit bear interest at the rate of prime plus 0.5% per annum, paid quarterly. The line of credit will be available through December 1, 2015 or fifteen days prior to the expiration of the commitment period of HGC II unless renewed. Proceeds for this line of credit are used to purchase investments, prior to capital calls from HGC II investors. The Company had no borrowing on this line of credit as of December 31, 2014.

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

In January 2015, we converted to a publicly traded partnership and declared three monthly cash distributions of $0.035 per share for the first quarter of 2015, representing a 50% increase over our most recent quarterly dividend, which was paid in November 2014. The Company currently intends to continue to declare monthly cash distributions on all outstanding shares. In March 2014, the Company’s board of directors declared a quarterly cash dividend of $0.045 per share of common stock, paid in April 2014 for the fourth quarter of 2013. In April 2014, the Company’s board of directors declared a quarterly cash dividend of $0.050 per share of common stock, paid in May 2014 for the first quarter of 2014. In July 2014, the Company’s board of directors declared a quarterly cash dividend of $0.060 per share of common stock, paid in August 2014 for the second quarter of 2014. In October 30, 2014, the board declared a cash dividend of $0.07 per share of common stock for the third quarter of 2014 to be paid in November 2014.

During the years ended December 31, 2014 and 2013, the Company repurchased 1,777,276 and 890,376 shares, respectively, of the Company’s common stock at an average price of $6.58 per share and $6.50 per share, respectively, for an aggregate purchase price of $11.7 million and $5.8 million, respectively. Of the total shares repurchased during the years ended December 31, 2014 and 2013, 445,601 shares and 40,835 shares, respectively, were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company. 356,728 of the shares repurchased in 2013 were repurchased from certain JMPCA employees at a discount to market price in conjunction with their use of said proceeds as a long term capital commitment to CLO II. 135,680 of the shares repurchased during the year ended December 31, 2013 were repurchased from an employee. The remaining shares were purchased on the open market.

We had total restricted cash of $67.1 million comprised primarily of $50.7 million of restricted cash at JMP Credit on December 31, 2014. This balance was comprised of $11.6 million in interest received from loans in the CLO and $39.1 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLO. The principal restricted cash will be used to buy additional loans.

Because of the nature of our investment banking and sales and trading businesses, liquidity is important to us. Accordingly, we regularly monitor our liquidity position, including our cash and net capital positions. We believe that our available liquidity and current level of equity capital, combined with the net proceeds to us from the initial public offering and funds anticipated to be provided by our operating activities, will be adequate to meet our liquidity and regulatory capital requirements for at least the next twelve months. If circumstances required it, we could improve our liquidity position by discontinuing repurchases of the Company‘s shares, halting cash distributions on our shares and reducing cash bonus compensation paid.

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $64.3 million and $59.1 million, which were $63.3 million and $58.1 million in excess of the required net capital of $1.0 million at December 31, 2014 and 2013, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.19 to 1 and 0.16 to 1 at December 31, 2014 and 2013, respectively.

A condensed table of cash flows for the years ended December 31, 2014, 2013 and 2012 is presented below.

(Dollars in thousands)	Year Ended December 31,			Change from 2013 to 2014		Change from 2012 to 2013
	2014	2013	2012	$	%	$	%
Cash flows provided by operating activities	$6,444	$32,039	$7,243	$(25,595)	-79.9%	$24,796	342.3%
Cash flows used in investing activities	(303,606)	(393,000)	(49,655)	89,394	22.7%	(343,345)	-691.5%
Cash flows provided by financing activities	332,618	359,792	39,124	(27,174)	-7.6%	320,668	-819.6%
Total cash flows	$35,456	$(1,169)	$(3,288)	$36,625	1113.8%	$2,119	64.4%

Cash Flows for the Year Ended December 31, 2014

Cash increased by $35.5 million during the year ended December 31, 2014, driven by cash provided by financing activities.

Our operating activities provided $6.4 million of cash from the net income of $22.0 million, partially offset by cash provided in the change in operating assets and liabilities of $9.3 million, adjusted for the cash used in the non-cash revenue and expense items of $6.2 million. The net change in operating assets and liabilities was driven by an increase of $23.5 million in restricted cash, partially offset by an increase in accrued compensation of $7.8 million. The non-cash revenue and expense items included $17.9 million incentive fees reinvested in general partnership interests, $16.3 million adjustment of fair value in other investments, partially offset by a release of deferred tax assets of $17.5 million.

Our investing activities used $303.6 million of cash primarily due to the funding of loans collateralizing ABS issued of $673.6 million and the purchases of other investments of $49.8 million, partially offset by cash provided by sales and payoff of loans collateralizing ABS issued of $301.6 million and $60.8 million of repayments on loans collateralizing ABS. The increase in funding of loans collateralizing ABS primarily relates to the issuance of CLO III.

Our financing activities provided $332.6 million of cash primarily due to proceeds from asset-backed securities of $329.3 million, proceeds from the CLO III credit warehouse of $207.4 million, and proceeds from the 2014 bond issuance of $48.3 million, partially offset by the $207.4 million repayment of the CLO III credit warehouse and $45.7 million repayment of asset backed securities. Proceeds from the issuance of ABS are not available for use by the Company and are restricted to lending activities by the CLOs.

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

Our investing activities used $393.0 million of cash primarily due to the funding of loans collateralizing ABS issued of $590.9 million and the purchases of other investments of $76.5 million, partially offset by cash provided by sales and payoff of loans collateralizing ABS issued of $220.1 million, an increase of restricted cash reserved for lending of $339.4 million and $49.3 million of repayments on loans collateralizing ABS. The increase in funding of loans collateralizing ABS primarily relates to the issuance of CLO II.

Our financing activities provided $359.8 million of cash primarily due to proceeds from the issuance of ABS of $311.6 million, proceeds from capital contributions from non-controlling interest holders of $64.6 million and proceeds from bond issuance of $46.0 million, partially offset by $28.2 million repayment of the line of credit, $26.7 million repayment of asset backed securities, and $10.5 million repayment of note payable. Proceeds from the issuance of ABS are not available for use by the Company and are restricted to lending activities by the CLOs.

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

Contractual Obligations and Commitments

The following table provides a summary of our contractual obligations and commitments as of December 31, 2014:

(in thousands)	Payments Due by Period:
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
CLO Notes	$1,010,628	$153,103	$319,761	$325,791	$211,973
Contractual interest payments (1)	90,751	19,188	35,142	27,321	9,100
Operating lease obligations	25,280	4,185	8,027	5,547	7,521
Purchase obligations	203	40	120	43	-
Commitments to lend (2)	26,591	26,591	-	-	-
Commitments under standby letters of credit (3)	159	159	-	-	-
Total payments	$1,153,612	$203,266	$363,050	$358,702	$228,594

(1)	Estimated future interest payments related to CLO Notes based on applicable interest rates as of December 31, 2014.
(2)	Unsettled trades to purchase loans at JMP Credit. The funds for such unsettled trades are included in restricted cash on the Consolidated Statement of Financial Condition at December 31, 2014.
(3)

Conditional commitments issued by JMP Credit to guarantee the performance by a borrower to a third party. The cash collateral supporting these standby letters of credit is included in restricted cash on the Consolidated Statement of Financial Condition at December 31, 2014.

Off-Balance Sheet Arrangements

In connection with the CLOs, the Company had unfunded commitments to lend of $24.3 million and $40.4 million and standby letters of credit of $2.3 million and $1.8 million as of December 31, 2014 and 2013, respectively. These commitments do not extend to JMP Group Inc.

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

We had no other material off-balance sheet arrangements as of December 31, 2014. However, as described below under “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Also included in other investments are warrants on public and private common stock owned by JMP Securities and HCC LLC (through May 2, 2013), private equity securities owned by HGC, HGC II, HCC LLC (through May 2, 2013) and JMP Capital, the investments in private companies sponsored by JMP Group LLC and JMP Capital, an interest rate cap derivative instrument, and a forward contract owned by HGC. The warrants on public and private common stock are generally received as a result of investment banking transactions and are valued at estimated fair value as determined by management. Warrants owned at JMP Securities are valued at the date of issuance and marked-to-market as unrealized gains and losses until realized. Estimated fair value is determined using the Black-Scholes Options Valuation methodology. The fair value of the warrants and other equity securities owned by HCC LLC is determined by the Company using comparable public company metrics discounted for private company market illiquidity. The fair value of the private equity securities and the forward contract owned by HGC, HGC II and JMP Capital is determined by the Company using comparable public company metrics discounted for private company market illiquidity. The investments in private companies sponsored by JMP Group LLC and JMP Capital are held using the equity method or fair value option.

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

The following tables summarize our marketable securities and other investments, as presented in our Consolidated Statements of Financial Condition, by valuation methodology as of December 31, 2014:

(in thousands)			Other Investments (3)
	Marketable Securities Owned, at Market Value (1)	Marketable Securities Sold, But Not Yet Purchased, at Market Value (2)	Hedge Funds Managed by HCS	Fund of Funds Managed by HCS	Limited Partner in Private Equity Fund	Warrants and Other	Equity securities	Forward Purchase Contract / Swaption	Total Other Investments	Total Marketable Securities and Other Investments
Fair values based on:
Quoted market prices	$29,466	$15,048	$-	$-	$-	$-	$3,539	$-	$3,539	$48,053
Black Scholes options valuation	-	-	-	-	-	732	-	-	732	732
Observable market based inputs	-	-	64,628	-	-	-	-	-	64,628	64,628
Valuation determined by third party general partners	-	-	-	152	9,102	-	-	-	9,254	9,254
Comparable public company metrics discounted for private company market illiquidity	-	-	-	-	-	-	122,058	6,608	128,666	128,666
Totals	$29,466	$15,048	$64,628	$152	$9,102	$732	$125,597	$6,608	$206,819	$251,333

Fair values based on:
Quoted market prices	100.0%	100.0%	0.0%	0.0%	0.0%	0.0%	1.7%	0.0%	1.7%	19.1%
Black Scholes options valuation	0.0%	0.0%	0.0%	0.0%	0.0%	0.4%	0.0%	0.0%	0.4%	0.3%
Observable market based inputs	0.0%	0.0%	31.2%	0.0%	0.0%	0.0%	0.0%	0.0%	31.2%	25.7%
Valuation determined by third party general partners	0.0%	0.0%	0.0%	0.1%	4.4%	0.0%	0.0%	0.0%	4.5%	3.7%
Comparable public company metrics discounted for private company market illiquidity	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	59.0%	3.2%	62.2%	51.2%
Totals	100.0%	100.0%	31.2%	0.1%	4.4%	0.4%	60.7%	3.2%	100.0%	100.0%

(1)	Marketable securities owned consist mainly of U.S. listed and OTC equity securities.
(2)	Marketable securities sold, but not yet purchased consist mainly of U.S. listed and OTC equity securities.
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

For those loans without evidence of deterioration in credit quality since origination, any difference between the Company’s initial investment in the loan and its par value is recorded as a premium or discount, which is amortized or accreted in interest income as a yield adjustment over the contractual life of the loan using the effective interest method, in accordance with ASC 310-20, Nonrefundable Fees and Other Costs.

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

In accordance with the authoritative guidance under GAAP on loss contingencies, the Company provides a base allowance on a loan by loan basis for loans at JMP Credit that are not impaired and were purchased after the CLO I acquisition. The Company employs internally developed and third-party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default), which are used in developing an appropriate allowance for loan losses. The Company performs periodic detailed reviews of its loan portfolio to identify risks and to assess the overall collectability of loans.

In accordance with the authoritative guidance under GAAP on loan impairment, any required impairment allowances are included in the allowance for loan losses. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral securing the loan if the loan is collateral dependent, depending on the circumstances and the Company’s collection strategy. For those loans held by CLO I at the date of acquisition by JMP Credit, and deemed impaired at that date or a subsequent date, loan loss provisions are calculated considering two further factors. For loans deemed impaired at the date of acquisition if there is a further decline in expected future cash flows, this reduction is recognized as specific loan loss provision in the current quarter in accordance with above. For those loans deemed impaired subsequent to the acquisition date, if the net realizable value is lower than the current carrying value then that reduction from the carrying value is booked as provision for loan losses. Therefore at the date of assessment, if the total discount from unpaid principal balance to carrying value is larger than the expected loss, no provision for loan losses is recognized for those loans acquired at CLO I but deemed impaired subsequent to their acquisition.

Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

Asset-backed Securities Issued

Asset-backed securities issued (“ABS”) represent securities issued to third parties by the CLOs. The Company consolidated the CLOs for financial reporting purposes. At the acquisition date, the ABS at CLO I were recorded at fair value, which comprised the principal balance outstanding less liquidity discount. The liquidity discount will be amortized into interest expense over the expected remaining lives of the ABS using the interest method. At the issuance date of the instrument, the Company made a policy election not to update the estimated life of the asset on a prospective basis. This conclusion established at the issuance date, was therefore fixed for the instrument.

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

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $29.5 million as of December 31, 2014. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $15.0 million as of December 31, 2014. The net potential loss in fair value for our marketable equity securities portfolio as of December 31, 2014, using a hypothetical 10% decline in prices, is estimated to be approximately $1.5 million. In addition, as of December 31, 2014, we have invested $65.0 million of our own capital in our funds, which are invested primarily in publicly traded equity securities. The net potential loss in fair value for our investments at December 31, 2014, using a hypothetical 10% decline in the funds’ investment portfolios, is estimated to be approximately $6.5 million. A 10% decrease in the fair value of our investment in the equity securities in HGC, HGC II and JMP Capital is immaterial to the Company’s results of operations due to the impact of the non-controlling interest holders. As of December 31, 2014, our interest in HGC and HGC II was 4.84% and 2.45%, respectively.

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

As of December 31, 2014, approximately 88.7% of our combined CLO portfolios had LIBOR floors with a weighted average floor of 0.98%. Many of the loans in CLO portfolios have variable interest rates indexed to LIBOR and subject to a LIBOR floor, which provides additional income during periods when LIBOR rates are below the floor levels.  Loans with a LIBOR floor pay an interest rate of LIBOR plus the applicable margin so long as LIBOR remains above the specified floor level. If, however, LIBOR falls below the floor, the interest rate is the floor level plus the applicable margin. The asset backed securities issued by our CLOs typically have variable interest rates indexed to LIBOR, but do not have LIBOR floors.  Accordingly, in a low interest rate environment, the equity holders of our CLOs benefit from a so called LIBOR floor benefit.  If the LIBOR increases above the applicable LIBOR floors, the variable interest payments on the CLO asset backed securities will also increase, and the LIBOR floor benefit to us will decrease. This would diminish the return on equity of our CLOs that we hold, which could have an adverse impact on our results of operations.

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

Management’s Report on Internal Control Over Financial Reporting

The management of JMP Group LLC is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2014, the Company maintained effective internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in its report appearing on the following page, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

JMP Group LLC

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows present fairly, in all material respects, the financial position of JMP Group Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 12, 2015

JMP Group Inc.

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	As of December 31,
	2014	2013

Assets
Cash and cash equivalents	$101,362	$65,906
Restricted cash and deposits (includes cash on deposit with clearing broker of $220 and $150 at December 31, 2014 and 2013, respectively)	67,102	68,029
Receivable from clearing broker	1,285	1,280
Investment banking fees receivable, net of allowance for doubtful accounts of $5 and zero at December 31, 2014 and 2013, respectively	10,439	13,161
Marketable securities owned, at fair value	29,466	29,295
Incentive fee receivable	7,092	7,910
Other investments (includes $206,819 and $161,518 measured at fair value at December 31, 2014 and 2013, respectively)	208,947	161,773
Loans held for investment, net of allowance for loan losses	1,997	825
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	1,038,848	727,270
Interest receivable	2,885	1,876
Fixed assets, net	2,233	2,092
Deferred tax assets	10,570	12,492
Other assets	33,966	30,022
Total assets	$1,516,192	$1,121,931

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$15,048	$13,749
Accrued compensation	54,739	51,347
Asset-backed securities issued	1,001,137	716,423
Interest payable	5,568	2,767
Note payable	-	15,000
Line of credit	-	2,895
Bond payable	94,300	46,000
Deferred tax liability	19,161	3,625
Other liabilities	37,310	32,885
Total liabilities	1,227,263	884,691

Commitments and Contingencies
JMP Group Inc. Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,780,052 shares issued at both December 31, 2014 and 2013; 21,216,258 and 21,819,446 shares outstanding at December 31, 2014 and 2013, respectively	23	23
Additional paid-in capital	134,800	132,547
Treasury stock, at cost, 1,563,794 and 960,606 shares at December 31, 2014 and 2013, respectively	(10,316)	(6,076)
Retained earnings (Accumulated deficit)	8,090	(109)
Total JMP Group Inc. stockholders' equity	132,597	126,385
Nonredeemable Non-controlling Interest	156,332	110,855
Total equity	288,929	237,240
Total liabilities and equity	$1,516,192	$1,121,931

See accompanying notes to consolidated financial statements

JMP Group Inc.

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities (“VIE”) included in total assets and total liabilities above:

	As of December 31,
	2014	2013

Cash and cash equivalents	$1,294	$211
Restricted cash	50,617	43,497
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	1,038,848	726,774
Interest receivable	2,861	1,851
Incentive fees receivable	902	495
Deferred tax assets	1,063	1,935
Other assets	5,156	3,107
Total assets of consolidated VIEs	$1,100,741	$777,870

Accrued compensation	1,918	405
Asset-backed securities issued	1,001,137	716,423
Note payable (1)	2,500	4,053
Interest payable	4,107	1,947
Deferred tax liability	1,317	1,647
Other liabilities	-	882
Total liabilities of consolidated VIEs	$1,010,979	$725,357

(1)	Balance inclusive of intercompany loan.

The asset-backed securities issued by the VIE are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, the assets of the VIE can only be used to settle the obligations of the VIE.

See accompanying notes to consolidated financial statements

JMP Group Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012

Revenues
Investment banking	$81,070	$74,173	$50,982
Brokerage	26,916	24,625	21,903
Asset management fees	40,620	25,952	15,775
Principal transactions	13,848	20,727	10,537
(Loss) gain on sale, payoff and mark-to-market of loans	(492)	1,806	7,255
Net dividend income (loss)	1,001	535	(29)
Other income	3,335	798	3,800
Non-interest revenues	166,298	148,616	110,223

Interest income	40,042	33,346	32,898
Interest expense	(23,398)	(30,110)	(39,993)
Net interest income (expense)	16,644	3,236	(7,095)

Provision for loan losses	(436)	(2,637)	(2,206)

Total net revenues after provision for loan losses	182,506	149,215	100,922

Non-interest expenses
Compensation and benefits	123,580	102,432	66,415
Administration	7,310	8,660	6,186
Brokerage, clearing and exchange fees	3,304	3,543	3,806
Travel and business development	4,123	4,416	3,387
Communications and technology	3,843	3,534	3,503
Occupancy	3,337	3,245	3,157
Professional fees	4,738	3,953	3,630
Depreciation	931	921	884
Other	1,342	960	420
Total non-interest expenses	152,508	131,664	91,388
Net income before income tax expense	29,998	17,551	9,534
Income tax expense	8,015	3,950	1,581
Net income	21,983	13,601	7,953
Less: Net income attributable to nonredeemable non-controlling interest	8,631	9,973	5,196
Net income attributable to JMP Group Inc.	$13,352	$3,628	$2,757

Net income (loss) attributable to JMP Group Inc. per common share:
Basic	$0.59	$0.16	$0.12
Diluted	$0.57	$0.16	$0.12

Dividends declared per common share	$0.225	$0.145	$0.135

Weighted average common shares outstanding:
Basic	21,481	22,158	22,582
Diluted	23,542	23,317	22,906

See accompanying notes to consolidated financial statements

JMP Group Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended
	2014	2013	2012

Net income	$21,983	$13,601	$7,953
Other comprehensive income
Unrealized gain on cash flow hedge, net of tax	-	55	47
Comprehensive income	21,983	13,656	8,000
Less: Comprehensive income attributable to non-controlling interest	8,631	9,973	5,196
Comprehensive income attributable to JMP Group Inc.	$13,352	$3,683	$2,804

See accompanying notes to consolidated financial statements

JMP Group Inc.

Consolidated Statements of Changes in Equity

(In thousands)

	JMP Group Inc. Stockholders' Equity
					Retained	Accumulated
				Additional	Earnings	Other	Nonredeemable
	Common Stock		Treasury	Paid-In	(Accumulated	Comprehensive	Non-controlling	Total
	Shares	Amount	Stock	Capital	Deficit)	Loss	Interest	Equity
Balance, December 31, 2011	22,410	$22	$(3,011)	$132,944	$(92)	$(102)	$26,829	$156,590
Net income	-	-	-	-	2,757	-	5,196	7,953
Additional paid-in capital - stock-based compensation	-	-	-	(7,606)	-	-	-	(7,606)
Cash dividends paid to shareholders	-	-	-	-	(3,073)	-	-	(3,073)
Purchases of shares of common stock for treasury	-	-	(5,649)	-	-	-	-	(5,649)
Reissuance of shares of common stock from treasury	-	-	7,653	240	-	-	-	7,893
Common stock issued	370	1	-	2,740	-	-	-	2,741
Distributions to non-controlling interest holders	-	-	-	-	-	-	(5,774)	(5,774)
Unrealized gain on cash flow hedge, net of tax	-	-	-	-	-	47	-	47
Capital contributions from non-controlling interest holders (1)	-	-	-	-	-	-	34,021	34,021
Balance, December 31, 2012	22,780	$23	$(1,007)	$128,318	$(408)	$(55)	$60,272	$187,143
Net income	-	-	-	-	3,628	-	9,973	13,601
Additional paid-in capital - stock-based compensation	-	-	-	4,148	-	-	-	4,148
Dividends and dividend equivalents declared on common stock and restricted stock units	-	-	-	-	(3,329)	-	-	(3,329)
Purchases of shares of common stock for treasury	-	-	(5,783)	-	-	-	-	(5,783)
Reissuance of shares of common stock from treasury	-	-	714	81	-	-	-	795
Distributions to non-controlling interest holders	-	-	-	-	-	-	(3,913)	(3,913)
Unrealized gain on cash flow hedge, net of tax	-	-	-	-	-	55	-	55
Capital contributions from non-controlling interest holders	-	-	-	-	-	-	67,712	67,712
Deconsolidation of subsidiary (Note 2)	-	-	-	-	-	-	(23,189)	(23,189)
Balance, December 31, 2013	22,780	$23	$(6,076)	$132,547	$(109)	$-	$110,855	$237,240
Net income	-	-	-	-	13,352	-	8,631	21,983
Additional paid-in capital - stock-based compensation	-	-	-	1,226	-	-	-	1,226
Additonal paid-in capital - excess tax benefit related to stock-based compensation	-	-	-	(175)	-	-	-	(175)
Dividends and dividend equivalents declared on common stock and restricted stock units	-	-	-	-	(5,153)	-	-	(5,153)
Purchases of shares of common stock for treasury	-	-	(11,702)	-	-	-	-	(11,702)
Reissuance of shares of common stock from treasury	-	-	7,462	953	-	-	-	8,415
Purchase of subsidiary shares from non-controlling interest holders	-	-	-	(844)	-	-	(5,156)	(6,000)
Distributions to non-controlling interest holders	-	-	-	-	-	-	(3,175)	(3,175)
Capital contributions from non-controlling interest holders	-	-	-	-	-	-	20,954	20,954
Sale of subsidiary shares to non-controlling interest holders	-	-	-	1,093	-	-	24,223	25,316
Balance, December 31, 2014	22,780	$23	$(10,316)	$134,800	$8,090	$-	$156,332	$288,929

(1) Excludes $111 thousand attributable to redeemable non-controlling interest for the year ended December 31, 2012.

See accompanying notes to consolidated financial statements

JMP Group Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$21,983	$13,601	$7,953
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	5	2	-
Provision for loan losses	436	2,637	2,206
Accretion of deferred loan fees	(1,202)	(1,795)	(2,184)
Amortization of liquidity discount, net	(119)	14,867	29,208
Amortization of debt issuance costs	399	31	-
Amortization of original issue discount, related to CLO II and CLO III	1,036	580	-
Interest paid in kind	(168)	(485)	(10)
Gain on sale and payoff of loans	492	(1,806)	(6,905)
Change in other investments:
Fair value	(16,260)	(16,482)	(5,262)
Incentive fees reinvested in general partnership interests	(17,863)	(7,753)	(4,253)
Change in fair value of small business loans	-	(90)	(340)
Realized gain (loss) on other investments	(755)	(2,895)	(3,046)
Depreciation and amortization of fixed assets	931	921	884
Stock-based compensation expense	9,431	5,371	2,492
Deferred income taxes	17,457	(5,554)	(341)
Net change in operating assets and liabilities:
(Increase) decrease in interest receivable	(841)	(647)	106
Decrease (increase) in receivables	3,218	7,070	(3,275)
(Increase) decrease in marketable securities	(171)	(14,948)	9,962
(Increase) decrease in restricted cash (excluding restricted cash reserved for lending activities)	(6,048)	(5,341)	(495)
(Increase) decrease in other assets	(17,435)	1,977	1,484
Increase in marketable securities sold, but not yet purchased	1,299	2,182	646
Increase (decrease) in interest payable	2,801	2,179	(63)
Increase (decrease) in accrued compensation and other liabilities	7,818	38,417	(21,524)
Net cash provided by operating activities	6,444	32,039	7,243

Cash flows from investing activities:
Purchases of fixed assets	(1,072)	(350)	(1,262)
Purchases of other investments	(49,778)	(76,450)	(28,130)
Sales of other investments	52,626	13,580	10,192
Funding of loans collateralizing asset-backed securities issued	(673,586)	(590,932)	(202,627)
Funding of small business loans	-	(1,250)	(36,693)
Sale and payoff of small business loans	-	-	6,128
(Funding) repayment of loans held for investment	(1,172)	(825)	150
Sale and payoff of loans collateralizing asset-backed securities issued	301,646	220,122	184,082
Principal receipts on loans collateralizing asset-backed securities issued	60,755	49,324	39,383
Net change in restricted cash reserved for lending activities	6,975	7,125	(20,878)
Cash associated with consolidation / deconsolidation of subsidiaries	-	(13,344)	-
Net cash used in investing activities	(303,606)	(393,000)	(49,655)

See accompanying notes to consolidated financial statements

JMP Group Inc.

Consolidated Statements of Cash Flows—(Continued)

	Year Ended December 31,
	2014	2013	2012
Cash flows from financing activities:
Proceeds from issuance of note payable	5,000	15,000	-
Proceeds from borrowing on line of credit	-	3,045	40,127
Proceeds from bond issuance	48,300	46,000	-
Proceeds from CLO III warehouse	207,393	-	-
Proceeds from asset-backed securities issued	329,339	311,562	-
Payments of debt issuance costs	(1,740)	(1,694)	-
Repayment of note payable	(20,000)	(10,486)	(8,736)
Repayment of line of credit	(2,895)	(28,227)	(11,900)
Repayment of CLO III warehouse	(207,393)	-	-
Repayment of asset-backed securities issued	(45,661)	(26,723)	-
Dividends and dividend equivalents paid on common stock and RSUs	(5,153)	(3,329)	(3,072)
Purchases of shares of common stock for treasury	(11,702)	(5,783)	(5,649)
Capital contributions of redeemable non-controlling interest holders	-	134	111
Capital contributions of nonredeemable non-controlling interest holders	20,954	64,634	34,017
Distributions to non-controlling interest shareholders	(3,175)	(3,913)	(5,774)
Purchase of subsidiary shares from non-controlling interest holders	(6,000)	-	-
Cash settlement of stock-based compensation	(140)	(428)	-
Sale of subsidiary shares to non-controlling interest holders	25,316	-	-
Excess tax benefit related to stock-based compensation	175	-	-
Net cash provided by financing activities	332,618	359,792	39,124
Net increase (decrease) in cash and cash equivalents	35,456	(1,169)	(3,288)
Cash and cash equivalents, beginning of period	65,906	67,075	70,363
Cash and cash equivalents, end of period	$101,362	$65,906	$67,075

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$18,306	$11,560	$6,156
Cash paid during the period for taxes	$6,554	$6,912	$16

Non-cash investing and financing activities:
Reissuance of shares of common stock from treasury related to vesting of restricted stock units and exercises of stock options	$7,462	$714	$7,653

See accompanying notes to consolidated financial statements

JMP GROUP INC.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

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

In the third quarter of 2014, the board of directors approved a transaction to convert its corporate form into a limited liability company that would be taxed as a partnership, and not as a corporation, which was subsequently approved by the Company’s stockholders at the December 1, 2014 meeting. In connection with the transaction, the Company has entered into an agreement and plan of merger with a newly formed, wholly owned, limited liability company subsidiary, JMP Group LLC, and a newly formed Delaware corporation and indirect wholly owned subsidiary, JMP Merger Corp. On January 1, 2015, JMP Group Inc. merged with and into JMP Merger Corp., with JMP Group Inc. continuing as the surviving entity and as a direct, wholly owned subsidiary of JMP Group LLC (the "Reorganization Transaction"). The Reorganization Transaction results in each share of currently issued and outstanding JMP Group Inc. stock being exchanged for a limited liability company interest in JMP Group LLC.

Recent Transactions

On April 3, 2013, entities sponsored by JMP Group Inc. priced a $343.8 million collateralized loan obligation (“CLO”). The senior notes offered in this transaction (the “Secured Notes”) were issued by JMP Credit Advisors CLO II Ltd., a special purpose Cayman vehicle, and co-issued in part by CLO II, a special purpose Delaware vehicle, and were backed by a diversified portfolio of broadly syndicated leveraged loans. The Secured Notes were issued in multiple tranches and are rated by Standard & Poor’s Ratings Services and, in respect of certain tranches, Moody’s Investors Service, Inc. The Secured Notes were priced with a weighted average coupon of three-month LIBOR plus 1.86%. The Company, through a wholly-owned subsidiary, retained $17.3 million of the subordinated notes of the issuer (the “Subordinated Notes”). The Subordinated Notes do not bear interest and are not rated. The transaction closed on April 30, 2013. The Company manages CLO II, and, at closing, owned approximately 72.8% of the Subordinated Notes.

In the first quarter of 2014, the Company repurchased $6.0 million of the unsecured subordinated notes from CLO II non-controlling interests, increasing the Company’s ownership from 72.8% to 98.0%. The effects of changes on the Company’s equity from net income attributable to JMP Group Inc. and the purchase of CLO II non-controlling interest are noted below.

	Year Ended December 31,
	2014	2013	2012

Net income attributable to JMP Group Inc.	$13,352	$3,628	$2,757
Transfers from non-controlling interest
Decrease in JMP Group Inc. paid-in capital for purchase of CLO II interest	(844)	-	-
Net transfers from non-controlling interest	(844)	-	-
Change from net income attributable to JMP Group Inc and transfers from non-controlling interest	$12,508	$3,628	$2,757

On December 11, 2013 CLO III closed on a $100.0 million warehouse credit agreement with BNP Paribas. CLO III is a special purpose vehicle whose debt, upon funding, will be secured by a diversified portfolio of broadly syndicated leveraged loans. The warehouse has a twelve month revolving period. As of December 31, 2013, CLO III held a $0.5 million loan in its portfolio; however, the entity had not yet issued asset-backed securities. Given the intent of the CLO III structure, the loan was included in the loans collateralizing asset-backed securities line item on the Consolidated Statements of Financial Condition upon inception.

In January 2014, the Company contributed an additional $15.0 million investment to CLO III, bringing its total equity in the entity to $25.0 million. The $25.0 million equity financing was used to purchase loans, prior to leveraging the existing CLO III credit warehouse held at BNP Paribas. The equity investment increased to $30.0 million in the third quarter of 2014, and the warehouse facility increased to $220.0 million. On September 30, 2014, CLO III closed the $370.5 million CLO transaction. The senior notes offered in this transaction (the “Secured Notes”) were issued by JMP Credit Advisors CLO III Ltd., and coissued in part by JMP Credit Advisors CLO III LLC, and are backed primarily by a diversified portfolio of broadly syndicated leveraged loans. The Secured Notes are subject to a two-year non-call period. The CLO has a four-year reinvestment period, through October 17, 2018, that allows for the use of the proceeds from principal repayments on, or sales of, collateral assets towards the purchase of qualifying replacement assets, subject to certain conditions and limitations. A third party and employees of JMPCA purchased subordinated notes in CLO III, reducing the Company’s investment in the subordinated notes to $4.7 million, or 13.5%. As of December 31, 2014, the Company owned 13.5% of the subordinated notes.

2. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements and accompanying notes present the consolidated financial condition of the Company as of December 31, 2014 and December 31, 2013. Consolidated results of operations, stockholders’ equity and cash flows are presented for the Company for the years ended December 31, 2014, 2013 and 2012.

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities, HCS, JMP Capital, JMP Credit, JMPCA, CLO III (effective December 11, 2013 through September 29, 2014) and the partially-owned subsidiaries Harvest Growth Capital LLC (“HGC”), Harvest Growth Capital II LLC (“HGC II”), HCC LLC (effective August 18, 2011 through May 2, 2013), CLO I, CLO II (effective April 30, 2013), HCAP Advisors (effective May 1, 2013), and CLO III (effective September 30, 2014). All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interest on the Consolidated Statements of Financial Condition relate to the interest of third parties in the partly-owned subsidiaries.

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

JMPCA manages CLO I, CLO II and CLO III (collectively, the “CLOs”). The Company assesses whether the CLOs meet the definition of a VIE, and whether the Company qualifies as the primary beneficiary. CLOs determined not to meet the definition of a VIE are considered voting interest entities for which the voting rights are evaluated to determine if consolidation is necessary. As of both December 31, 2013 and 2014, CLO I and CLO II were determined to be VIEs. The Company, which manages the CLOs and owns approximately 94% and 98% of the subordinated notes in CLO I and CLO II, respectively, is deemed the primary beneficiary. As a result, the Company consolidates the assets and liabilities of the CLO securitization entities, and the underlying loans owned by the CLO entities are shown on our Consolidated Statements of Financial Condition under loans collateralizing asset-backed securities issued and the asset-backed securities (“ABS”) issued to third parties are shown under asset-backed securities issued. See Note 5 and Note 8 for information pertaining to the loans owned and ABS issued by the CLOs, respectively.

CLO III was determined not to be a VIE as of December 31, 2013, as the entity’s equity was sufficient, the holders of the equity had the characteristics of a controlling financial interest, and the investors had proportionate voting rights. The Company assessed whether consolidation would be applicable using the voting model, with consideration to its ownership investment in CLO III, and the level of its influence. Due to JMPCA’s 100% equity stake in the CLO and its management of the vehicle, the Company consolidated CLO III in its financial statements. Upon the closing of CLO III transaction, the Company performed a consolidation analysis to determine appropriate consolidation treatment. As of September 30, 2014, CLO III was determined to be a VIE. The Company was identified as the primary beneficiary based on the ability to direct activities of CLO III through its subsidiary manager, JMP Credit Advisors, and the 13.5% ownership of the subordinated notes. As a result, the Company consolidates the assets and liabilities of CLO III, and the underlying loans owned by the CLO are shown on the Consolidated Statements of Financial Condition under loans collateralizing asset-backed securities issued and the asset-backed securities issued to third parties are shown under asset-backed securities issued.

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

ASU 2015-2, Amendments to Consolidation Analysis, was issued February 2015, which amends the consolidation requirements in ASC 810, Consolidation. In performing the analysis under the revised amendments, the Company concluded HGC and HGC II no longer require consolidation effective January 1, 2015. HGC and HGC II will qualify as VIEs, based on the limited partners’ lack of control attributed to the absence of kick-out or participating rights. As the Company has ownership percentages under 5%, the gains and losses associated with the invested ownership are considered insignificant to the funds. Therefore, the Company will not be deemed the primary beneficiary. Similar to its other asset management funds, the Company will recognize HGC and HGC II using the equity method. The adoption will result in the exclusion of purchases, sales, contributions and distributions attributed to HGC and HGC II non-controlling interests, currently reflected in the cash flow in the following line items, with the respective balances:

(In thousands)	Year Ended December 31,
	2014	2013	2012

Investing Activities:
Purchases of other investments	(15,322)	(49,792)	(23,993)
Sales of other investments	2,118	1,061	4,611
Financing Activities:
Capital contributions from non-controlling interest holders	17,031	51,395	17,097
Distributions paid to non-controlling interest holders	(2,231)	(1,530)	(4,269)

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

Principal transactions

Principal transaction revenues include realized and unrealized net gains and losses resulting from our principal investments in equity and other securities for the Company’s account and in equity-linked warrants received from certain investment banking clients, limited partner investments in private funds managed by third parties, and the investment in NYMT and HCC. Principal transaction revenues also include earnings (or losses) attributable to investment partnership interests managed by our asset management subsidiary, HCS, which are accounted for using the equity method of accounting. Principal transaction revenues also include unrealized gains and losses on the private equity securities owned by HGC and HGC II, private equity funds managed by HCS which is consolidated in our financial statements, as well as unrealized gains and losses on the investments in private companies sponsored by JMP Holding LLC (“JMPG Holding”) and JMP Capital.

The Company’s principal transaction revenues for these categories for the years ended December 31, 2014, 2013 and 2012 are as follows:

(In thousands)	Year Ended December 31,
	2014	2013	2012

Equity and other securities excluding non-controlling interest	$8,443	$14,533	$7,494
Warrants and other investments	(26)	2,200	393
Investment partnerships	5,431	3,994	2,650
Total principal transaction revenues	$13,848	$20,727	$10,537

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

Restricted cash consisted of the following at December 31, 2014 and 2013:

(In thousands)	As of December 31,
	2014	2013

Principal and interest payments held as collateral for asset-backed securities issued	$50,552	$43,249
Cash collateral supporting standby letters of credit	159	248
Proceeds from short sales	15,048	13,749
Deposit related to CLO III warehouse credit agreement	-	9,505
Deposit with clearing broker	220	150
Deposits for operating leases	1,123	1,128
Restricted Cash	$67,102	$68,029

Receivable from Clearing Broker

The Company clears customer transactions through another broker-dealer on a fully disclosed basis. At both December 31, 2014 and December 31, 2013, the receivable from clearing broker consisted solely of commissions related to securities transactions.

Investment Banking Fees Receivable

Investment banking fees receivable include receivables relating to the Company’s investment banking or advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis. Investment banking fees receivable which are deemed to be uncollectible are charged off and the charge-off is deducted from the allowance. The allowance for doubtful accounts related to investment banking fees receivable were five thousand and zero at December 31, 2014 and 2013, respectively.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 4 for the disclosures related to the fair value of our marketable securities and other investments.

Most of the Company’s financial instruments, other than loans collateralizing asset-backed securities issued and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value.

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

For disclosure purposes, the fair values for each of the loans held at CLO I, CLO II and CLO III were calculated using third-party pricing services. The average number of third-party pricing quotes received for CLO I, CLO II and CLO III were three for each CLO as of December 31, 2014. The average number of third-party pricing quotes received for CLO I, CLO II and CLO III were three, four and three, respectively, for both December 31, 2013. Valuations obtained from third-party pricing services are considered reflective of executable prices. Data is obtained from multiple sources and compared for consistency and reasonableness.

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

Also included in other investments are warrants on public and private common stock owned by JMP Securities and HCC LLC, private equity securities owned by HGC, HGC II and JMP Capital, investments in private companies sponsored by JMP Group LLC and JMP Capital. The warrants on public and private common stock are generally received in connection with investment banking transactions or origination of loans. Such warrants are fair valued at the date of issuance and marked-to-market as of each reporting period using the Black-Scholes Options Valuation methodology. HCC LLC values its investments for which market quotations are readily available from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). HCC LLC engages independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least once quarterly. The fair value of the private equity securities owned by HGC, HGC II and JMP Capital is determined by the Company using comparable public company metrics discounted for private company market illiquidity. The interest rate cap derivative instrument fair value is determined from counterparty price quotations.

The Company follows the authoritative guidance included in GAAP on the fair value option which provides companies with a choice to report selected financial assets and financial liabilities at fair value. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in the Consolidated Statements of Operations. The Company elected to apply the fair value option to the investments in HCC common stock, its investments in real estate funds, and its investment in a private equity fund which invests in a diversified portfolio of technology companies. The primary reason for electing the fair value option was to measure these gains on our investments on the same basis as our other equity securities, all of which are stated at fair value.

The gains on the investments in HCC, the investment in real estate funds and the private equity fund are reported in Principal Transactions in the Consolidated Statements of Operation. In 2014, the Company recorded unrealized loss of $2.4 million and net dividend income of $0.9 million on the above investment in HCC. In 2013, the Company recorded unrealized gain of $20 thousand and net dividend income of $0.5 million on the above investment in HCC. In 2013 and 2014, the Company recorded unrealized gain of $0.1 million and $0.2 million on the investments in real estate funds, respectively. In 2013 and 2014, the Company recorded unrealized gain of $1.1 million and $0.1 million on the investment in the private equity fund which invests in a diversified portfolio of technology companies.

Derivative Financial Instruments

The Company entered into a forward purchase contract to secure the acquisition of shares of a privately-held company. The contract and subsequent amendment incorporates downside protection for up to two years, for a cost basis of $5.0 million. In January 2012, the Company exchanged $5.0 million for physical custody of the shares. Beginning December 1, 2012, the Company could, at its discretion, become the beneficial and record holder of the shares. If the Company has not yet exercised its option at March 4, 2015, the shares will be assigned automatically to the Company. This contract is recorded in Other Investments in the Consolidated Statements of Financial Condition at fair value. The Company records changes in the fair value of this forward contract as unrealized gain or loss in Principal Transactions. For the year ended December 31, 2014, the Company recorded $0.6 million unrealized loss on this investment. Once the shares are in the Company’s name, the shares will be accounted for as equity securities, remaining in Other Investments in the Consolidated Statements of Financial Condition.

In 2014, the Company entered into a swaption contract to secure the acquisition of shares of a privately-held company. The Company records changes in the fair value of this derivative as unrealized gain or loss in Principal Transactions. For the year ended December 31, 2014, the Company recorded $0.1 million unrealized loss on this investment. Once the shares are in the Company’s name, the shares will be accounted for as equity securities, remaining in Other Investments in the Consolidated Statements of Financial Condition.

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

•

Private equity securities, forward purchase contract and swaption: HGC, HGC II and JMP Capital investment in private companies, determined by the Company using comparable public company metrics discounted for private company market illiquidity, and

The Company’s Level 3 assets consist primarily of private equity securities held by HGC, HGC II and JMP Capital. For investments acquired close to the valuation date, the Company uses the most recent purchase price to reflect the fair value of the investment. For all other investments, the Company determines fair value using a blended approach considering comparable public company metrics and comparable M&A transactions, discounted for private company market illiquidity. The Company applies the same valuation methodology to all HGC, HGC II, and JMP Capital private equity investments.

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

Loans

Accounting guidance requires that the Company present and disclose certain information about its financing receivables by portfolio segment and/or by class of receivables. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine the allowance for credit losses. A class of financing receivables is defined as the level of information (below a portfolio segment) that enables a reader to understand the nature and extent of exposure to credit risk arising from financing receivables. The Company’s portfolio segments are loans held for sale, small business loans and loans collateralizing asset-backed securities issued. The Company has treated the loans held for investment as a single class given the small size of the respective loan portfolios as of December 31, 2014 and 2013. The classes within these portfolio segments are Asset Backed Loan (“ABL”), ABL – stretch, Cash Flow and Enterprise Value.

Loans Held for Investment

Loans held for investment are carried at their unpaid principal balance, net of any allowance for credit losses or deferred loan origination, commitment or other fees. For loans held for investment, the Company establishes and maintains an allowance for credit losses based on management’s estimate of credit losses in our loans as of each reporting date. The Company records the allowance against loans held for investment on a specific identification basis. Loans are charged off against the reserve for credit losses if the principal is deemed not recoverable within a reasonable timeframe. Loan origination, commitment or other fees are deferred and recognized into interest income in the Consolidated Statements of Operations over the life of the related loan. The Company does not accrue interest on loans which are in default for more than 90 days and loans for which the Company expects full principal payments may not be received. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Any reversals of income from previous years are recorded against the allowance for loan losses. When the Company receives a cash interest payment on a non-accrual loan, it is applied as a reduction of the principal balance. Non-accrual loans are returned to accrual status when the borrower becomes current as to principal and interest and has demonstrated a sustained period of payment performance. The amortization of loan fees is discontinued on non-accrual loans. The Company applies the above non-accrual policy consistently to all loans classified as loans held for investment without further disaggregation. Loans that are deemed to be uncollectible are charged off and the charged-off amount is deducted from the allowance.

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

For those loans held by CLO I at the date of acquisition by JMP Credit, and deemed impaired at that date or a subsequent date, the allowance for loan losses is calculated considering two further factors. For loans deemed impaired at the date of acquisition if there is a further decline in expected future cash flows, the reduction is recognized as a specific reserve in accordance with the guidance above. For those loans deemed impaired subsequent to the acquisition date, if the net realizable value is lower than the current carrying value, then the carrying value is reduced and the difference is recorded as provision for loan losses. If the total discount from unpaid principal balance to carrying value is larger than the expected loss at the date of assessment, no provision for loan losses is recognized. In addition, the Company provides an allowance on a loan by loan basis at JMP Credit for loans that were purchased after the CLO I acquisition. The Company employs internally developed and third-party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default), which are used in developing an appropriate allowance for loan losses. The Company performs periodic detailed reviews of its loan portfolio to identify risks and to assess the overall collectability of loans.

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

•

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

•

Existing liquidity discount on the loans: For non-impaired loans held at CLO I at the acquisition date, a liquidity discount was recorded to reflect the fair value of those loans. To the extent that the liquidity discount on a loan is greater than the component of the general reserve attributable to that loan, no general reserve is recorded. If the pooled reserve for a loan is greater than its liquidity discount, the amount by which it exceeds the liquidity discount will be included in the pooled reserve calculation.

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

Asset-Backed Securities Issued

Asset-backed securities issued (“ABS”) represent securities issued to third parties by CLO I, CLO II and CLO III (as of September 30, 2014). At the acquisition date, the ABS at CLO I were recorded at fair value, which comprised the principal balance outstanding less liquidity discount. The liquidity discount was amortized into interest expense over the original expected remaining lives of the ABS using the interest method. At the issuance date of the instrument, the Company made a policy election not to update the estimated life of the asset on a prospective basis. This conclusion established at the issuance date, was therefore fixed for the instrument.

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

ASU 2014-9, Revenue from Contracts with Customers was issued in May 2014 to provide a more robust framework for addressing revenue issues. The provisions of this standard are effective for annual reporting periods beginning after December 15, 2016, and do not allow early adoption. The adoption of ASU 2014-9 may have an impact on the Company’s financial statements; however, the extent is not yet determined.

ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period was issued to provide guidance on share-based payments with terms where a performance target that affects vesting could be achieved after the requisite service period. The provisions of this standard are effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015, and allows for early adoption. The adoption of ASC 2014-12 will not impact the Company’s financial statements.

ASU 2014-13, Consolidation: Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financial Entity was issued in August 2014 to address discrepancy in the fair value measurement of a collateralized financing entity’s financial assets from the fair value of their financial liabilities even when the financial liabilities have recourse only to the financial assets. Prior to this update, there was no specific guidance on how to account for this difference. As the Company does not carry its CLOs’ financial assets and liabilities at fair value, the adoption of ASU 2014-13 for annual and interim periods ending after December 15, 2015 will not impact the Company’s financial statement. Given the size of the existing discrepancy between the fair value of the Company’s CLOs’ financial assets and liabilities, the adoption of this ASU is not anticipated to have a material impact on the Company’s financial statement disclosures.

ASU 2014- 15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern was issued in August 2014 to provide guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This standard will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of ASU 2014-15 is not expected to have an impact on the Company’s financial statements.

ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity was issued to eliminate the use of different methods in practice and thereby reduce existing diversity in the accounting for hybrid financial instruments issued in the form of a share. For hybrid financial instruments issued in the form of a share, an entity should determine the nature of the contract by considering the economic characteristics and risks of the entire hybrid financial instrument. The existence or omission of any single term or feature does not necessarily determine the economic characteristics and risks of the host contract. This standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2014-16 is not expected to have an impact on the Company’s financial statements.

ASU 2015-2, Amendments to Consolidation Analysis, was issued February 2015, which amends the consolidation requirements in ASC 810, Consolidation. The amendments will change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of entities, and eliminate the presumption that a general partner should consolidate a limited partnership. This standard will be effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. In performing the analysis under the revised amendments, the Company concluded HGC and HGC II no longer require consolidation effective January 1, 2015.

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at December 31, 2014 and 2013:

	At December 31, 2014
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$101,362	$101,362	$-	$-	$101,362
Restricted cash and deposits	67,102	67,102	-	-	67,102
Marketable securities owned	29,466	29,466	-	-	29,466
Other investments	208,947	3,539	64,628	138,652	206,819
Loans held for investment, net of allowance for loan losses	1,997	-	-	1,734	1,734
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	1,038,848	-	1,031,885	-	1,031,885
Long term receivable	860	-	-	960	960
Total assets:	$1,448,582	$201,469	$1,096,513	$141,346	$1,439,328

Liabilities:
Marketable securities sold, but not yet purchased	$15,048	$15,048	$-	$-	$15,048
Asset-backed securities issued	1,001,137	-	992,625	-	992,625
Bond payable	94,300	-	96,017	-	96,017
Total liabilities:	$1,110,485	$15,048	$1,088,642	$-	$1,103,690

	At December 31, 2013
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$65,906	$65,906	$-	$-	$65,906
Restricted cash and deposits	68,029	68,029	-	-	68,029
Marketable securities owned	29,295	29,295	-	-	29,295
Other investments	161,773	57	49,389	112,072	161,518
Loans held for investment, net of allowance for loan losses	825	-	-	693	693
Small business loans	-	-	-	-	-
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	727,270	-	737,327	-	737,327
Long term receivable	1,152	-	-	1,364	1,364
Total assets:	$1,054,250	$163,287	$786,716	$114,129	$1,064,132

Liabilities:
Marketable securities sold, but not yet purchased	$13,749	$13,749	$-	$-	$13,749
Asset-backed securities issued	716,423	-	710,961	-	710,961
Note payable	15,000	-	15,000	-	15,000
Line of credit	2,895	-	2,895	-	2,895
Bond payable	46,000	-	46,552	-	46,552
Total liabilities:	$794,067	$13,749	$775,408	$-	$789,157

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at December 31, 2014 and 2013:

(In thousands)	December 31, 2014
	Level 1	Level 2	Level 3	Total

Marketable securities owned	$29,466	$-	$-	$29,466
Other investments:
Investments in hedge funds managed by HCS	-	64,628	-	64,628
Investments in funds of funds managed by HCS	-	-	152	152
Total investment in funds managed by HCS	-	64,628	152	64,780
Investments in private equity/ real estate funds	-	-	9,102	9,102
Warrants and other held at JMPS and JMPG LLC	-	-	732	732
Equity securities in HGC, HGC II and JMP Capital	3,539	-	122,058	125,597
Forward purchase contract and swaption	-	-	6,608	6,608
Total other investments	3,539	64,628	138,652	206,819
Total assets:	$33,005	$64,628	$138,652	$236,285
Marketable securities sold, but not yet purchased	15,048	-	-	15,048
Total liabilities:	$15,048	$-	$-	$15,048

(In thousands)	December 31, 2013
	Level 1	Level 2	Level 3	Total

Marketable securities owned	$29,295	$-	$-	$29,295

Other investments:
Investments in hedge funds managed by HCS	-	44,647	-	44,647
Investments in funds of funds managed by HCS	-	-	139	139
Total investment in funds managed by HCS	-	44,647	139	44,786
Investments in private equity/ real estate funds	-	-	5,967	5,967
Warrants and other held at JMPS and JMPG LLC	-	-	1,121	1,121
Equity securities in HGC, HGC II and JMP Capital	57	4,742	97,981	102,780
Forward purchase contract	-	-	6,864	6,864
Total other investments	57	49,389	112,072	161,518
Total assets:	$29,352	$49,389	$112,072	$190,813
Marketable securities sold, but not yet purchased	13,749	-	-	13,749
Total liabilities:	$13,749	$-	$-	$13,749

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

The Company’s Level 2 assets held in other investments consist of investments in hedge funds managed by HCS, and equity securities in HGC, HGC II, and JMP Capital. The investment in hedge funds is calculated using the equity method. These assets are considered Level 2, as the underlying hedge funds are mainly invested in publicly traded stocks whose value is based on quoted market prices. The Level 2 equity securities in HGC, HGC II, and JMP Capital reflect investments in public securities, where the Company is subject to a lockup period. The fair value of the Level 2 equity securities in HGC, HGC II and JMP Capital is calculated by applying a discount rate to the quoted market prices of the portfolio securities due to lack of marketability.

The following tables provide a reconciliation of the beginning and ending balances for the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013:

(In thousands)	Balance as of December 31, 2013	Purchases	Sales	Settlements	Total gains (losses) - realized and unrealized included in earnings (1)	Transfers in/(out) of Level 3	Balance as of December 31, 2014	Unrealized gains/(losses) included in earnings related to assets still held at reporting date
Investments in funds of funds managed by HCS	$139	$55	$(58)	$-	$16	$-	$152	$16
Limited partner investment in private equity fund	5,967	4,048	(781)	(494)	362	-	9,102	362
Warrants and other held at JMPS	1,121	-	-	-	(389)	-	732	(389)
Equity securities held by HGC, HGC II and JMP Capital	97,981	15,420	(2,204)	-	11,082	(221)	122,058	11,616
Forward Purchase Contract and Swaption	6,864	460	-	-	(716)	-	6,608	(716)
Total Level 3 assets	$112,072	$19,983	$(3,043)	$(494)	$10,355	$(221)	$138,652	$10,889

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

There was one transfer for $0.2 million into Level 2, and subsequently into Level 1 for the year ended December 31, 2014. These transfers were a result of the initial public offering of one investment in HGC II, reflecting the fair value measurement of the investment being based on quoted market prices without further adjustment. There were two additional transfers of $4.3 million into Level 1 from Level 2 for the year ended December 31, 2014 as a result of the expiration of a lockup discount. There were no additional transfers between Levels 1, 2 and 3 for the year ended December 31, 2014.

There was one transfer into Level 1 for the year ended December 31, 2013, as a result of the expiration of the lockup discount on the Company’s investment in HCC. There were transfers into Level 2 from Level 3 of $3.7 million during the year ended December 31, 2013, as a result of the observability of fair value associated with the equity securities in HGC. In addition, a private company in which HGC II held a Level 3 investment was acquired. In connection with the acquisition, the Company exchanged $7.1 million of its Level 3 assets for shares of the acquiring public company. This exchange is reflected in the transfers column within the Level 3 asset rollforward. The new shares are Level 2 assets as of December 31, 2013, to reflect the associated lockup discount.

The deconsolidation of HCC LLC in 2013 resulted in the exclusion of $3.1 million warrants and other equity and $37.2 million in small business loans from the Company’s Level 3 assets.

The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to Level 3 assets still held at the end of the period are reported in Principal Transactions in the accompanying Consolidated Statements of Operations.

Included in other investments are investments in partnerships in which one of the Company’s subsidiaries is the investment manager and general partner. The Company accounts for these investments using the equity method as described in Note 2 - Summary of Significant Accounting Policies. The Company’s proportionate share of those investments is included in the tables above. In addition, other investments include warrants and investments in funds managed by third parties. The investments in private investment funds managed by third parties are generally not redeemable at the option of the Company. As of December 31, 2014, the Company had unfunded investment commitments of $0.1 million related to private investment funds managed by third parties.

The Company used the following valuation techniques with unobservable inputs when estimating the fair value of the Level 3 assets:

Dollars in thousands	Fair Value at December 31, 2014	Valuation Technique		Unobservable Input	Range (Weighted Average)

Investments in Funds of Funds managed by HCS (1)	$152	Net Asset Value		N/A	N/A
Limited Partner in Private Equity /Real Estate Fund (1)	$9,102	Net Asset Value		N/A	N/A
Warrants and Other held at JMPS and JMPG LLC	$732	Black-Scholes Option Model		Annualized volatility of credit	0%-17.9%	(17.9%)
Equity securities in HGC, HGC II and JMP Capital (2)	$122,058	Market comparable companies		Revenue multiples	2.6x-15.8x	(6.2x)
				EBITDA multiples	13.6x-17.5x	(14.9x)
			(3)	Discount for lack of marketability	30%-40%	(31%)
		Market transactions		Revenue multiples	4.2x-8.8x	(6.3x)
				EBITDA multiples	14.2x-20.8x	(19.3x)
				Control premium	25%
Forward purchase contract and swaption (2)	$6,608	Market comparable companies		Revenue multiples	7.6x-13.9x	(9.6x)
				Billing multiples	6.4x-8.4x	(7.3x)
			(3)	Discount for lack of marketability	30%
		Market transactions		Revenue multiples	6.7x-8.5x	(7.2x)
				Control premium	25%

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

(3) The Company applies a discount for lack of marketability to its investments, ranging from 30% to 50%. The discount is determined by the level of revenue of the investee and proximity to filing. The minimum discount applied is 30% for investees that either generate revenue exceeding $100 million, or have filed a registration statement. Higher discounts are applied to investees with less than $100 million of revenue or that are not on file, reflecting the longer anticipated term to a liquidity event. When HGC and HGC II investments become public, the Company is typically subject to a lock up period. In valuing these public companies, the Company has incorporated 5% per month of lockup into its valuations. As the typical lockup period is six months, the DLOM methodology has a floor threshold of 30% to mirror the discount rates applied once the investment goes public.

The significant unobservable input used in the fair value measurement of the warrants held at JMP Securities is the annualized volatility of credit. Significant increases in the rate would result in a significantly higher fair value measurement.

The significant unobservable inputs used in the fair value measurement of the equity securities, forward contract and swaption in HGC, HGC II and JMP Capital are Revenue, EBITDA and Billing multiples, discount for lack of marketability, and control premiums. Significant increases in the multiples in isolation would result in a significantly higher fair value measurement. Increases in the discounts and premium in isolation would result in decreases to the fair value measurement.

Nonrecurring Fair Value Measurements

The following tables provide information related to the Company’s assets carried at fair value on a non-recurring basis at December 31, 2014 and 2013:

	Fair Value		Gains (Losses) Year Ended
	December 31,		December 31,
(In thousands)	2014	2013	2014	2013
Assets:
Nonaccrual loans	$-	$-	$-	$(870)
Loans held for sale	-	-	-	(422)
Total assets:	$-	$-	$-	$(1,292)

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

In connection with the HCC initial public offering on May 2, 2013, the Company ceased consolidating HCC LLC and began recognizing its investment, including common stock and warrants of HCC, using the fair value option. The Company’s investments in HCC common stock and warrants are included in other investments. The deconsolidation of HCC LLC resulted in a net loss of $35 thousand. The Company recorded unrealized loss of $2.4 million in the year ended December 31, 2014 and $0.1 million gain in the year ended December 31, 2013, related to its investments in HCC LLC. The Company recognized the initial loss on deconsolidation and subsequent market adjustments to its investments in principal transactions. Dividends received during the years ended December 31, 2014 and 2013 on HCC stock of $0.9 million and $0.5 million were recorded in net dividend income on the Consolidated Statements of Operations.

Loans Held for Investment

At December 31, 2014 and 2013, loans held for investment included two loans. Given the small size of this loan portfolio segment, the Company reviews credit quality of the loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loan.

Effective July 1, 2013, the Company agreed to lend a health sciences fund investment advising company up to $2.0 million, at an interest rate of 10% per year. The outstanding principal balance and all accrued and unpaid interest is due and payable on July 1, 2018. As of December 31, 2014 and 2013, the Company’s loan outstanding to this entity was $2.0 million and $0.8 million, respectively.

The Company determined the fair value of loans held for investment to be $1.7 million and $0.7 million as of December 31, 2014 and 2013, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

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

On April 3, 2012, the Company purchased a $2.3 million receivable for $1.4 million from Sanctuary. The $1.4 million was comprised of $0.5 million in cash consideration and $0.9 million in connection with the partial redemption of the $1.5 million investment in Sanctuary. The Company recognized the $0.9 million as a gain in Principal Transactions, and the $2.3 million receivable in Other Assets. The carrying value of the long-term receivable was $0.9 million and $1.2 million as of December 31, 2014 and 2013, respectively. The Company determined the fair value of the long-term receivable to be $1.0 million and $1.4 million as of December 31, 2014 and 2013, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate. Significant increases in the market credit adjusted interest rate in isolation would result in decreases to the fair value measurement.

In May 2014, the Company entered into a commitment to purchase $2.5 million preferred shares of a real estate investment banking private equity company, which was identified as a VIE. As of December 31, 2014, the Company purchased $0.6 million of the preferred shares. The investment was determined to be a debt security, and is held at cost in the Other Investments line item. The carrying value of the debt security was $0.6 million as of December 31, 2014. The risks associated with this investment are limited to the commitment amount. The acquisition price is considered to reflect the fair value of the investment as of December 31, 2014.

On April 5, 2011, the Company made a $0.3 million investment in RiverBanc LLC ("RiverBanc"), which manages the assets of a commercial real estate disposition platform for property and note sales. The Company recognizes its investment in RiverBanc using the equity method. In the years ended December 31, 2014 and 2013, the Company recognized gains of $2.7 million and $0.4 million, respectively. In the years ended December 31, 2014 and 2013, the Company received distributions of $1.4 million and $0.4 million, respectively.

Derivative Financial Instruments

The Company entered into a forward purchase contract to secure the acquisition of shares of a privately-held company. The contract and subsequent amendment incorporates downside protection for up to two years, for a cost basis of $5.0 million. In January 2012, the Company exchanged $5.0 million for physical custody of the shares. Beginning December 1, 2012, the Company could, at its discretion, become the beneficial and record holder of the shares. If the Company has not yet exercised its option at March 4, 2015, the shares will be assigned automatically to the Company. This contract is recorded in Other Investments in the Consolidated Statements of Financial Condition at fair value. The Company records changes in the fair value of this forward contract as unrealized gain or loss in Principal Transactions. For the years ended December 31, 2014 and 2013, the Company recorded $0.6 million unrealized loss and $1.4 million unrealized gain, respectively. Once the shares are in the Company’s name, the shares will be accounted for as equity securities, remaining in Other Investments in the Consolidated Statements of Financial Condition.

In 2014, the Company entered into a swaption contract to secure the acquisition of shares of a privately-held company. The Company records changes in the fair value of this derivative as unrealized gain or loss in Principal Transactions. For the year ended December 31, 2014, the Company recorded $0.1 million unrealized loss on this investment. Once the shares are in the Company’s name, the shares will be accounted for as equity securities, remaining in Other Investments in the Consolidated Statements of Financial Condition.

5. Loans Collateralizing Asset-backed Securities Issued

Loans collateralizing asset-backed securities issued are commercial loans securitized and owned by the Company’s CLOs. The loans consist of those loans within the CLO securitization structure at the acquisition date of CLO I and loans purchased by the CLOs subsequent to the CLO I acquisition date. As of December 31, 2013, CLO III was not yet funded, and therefore, the loan in this entity was not collateralizing asset-backed securities issued. However, given the intent of the CLO III structure, this loan was included in loans collateralizing asset-backed securities line item as of December 31, 2013. Upon completion of the CLO III transaction on September 30, 2014, the loans within CLO III became collateralizing asset-backed securities issued. The following table presents the components of loans collateralizing asset-backed securities issued as of December 31, 2014 and 2013:

	As of December 31,
(In thousands)	2014	2013
	Loans Collateralizing Asset-backed Securities	Loans Collateralizing Asset-backed Securities
Outstanding principals	$1,050,392	$735,891
Allowance for loan losses	(4,307)	(3,871)
Liquidity discount	(1,049)	(1,168)
Deferred loan fees, net	(6,188)	(3,582)
Total loans, net	$1,038,848	$727,270

Loans recorded upon the acquisition of CLO I at fair value reflect a liquidity discount and a credit discount. The table below summarizes the activity in the loan principal, allowance for loan losses, liquidity discount, deferred loan fees, and the carrying value for the impaired and non-impaired loans as of and for the year ended December 31, 2014:

(In thousands)	Year Ended December 31, 2014
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Non-impaired Loans
Balance at beginning of period	$735,891	$(3,871)	$(1,168)	$(3,582)	$727,270
Purchases	678,255	-	-	(4,669)	673,586
Repayments	(60,755)	-	-	-	(60,755)
Accretion of discount	-	-	119	1,202	1,321
Provision for loan losses	-	(436)	-	-	(436)
Sales and payoff	(302,999)	-	-	861	(302,999)
Balance at end of period	$1,050,392	$(4,307)	$(1,049)	$(6,188)	$1,038,848

The table below summarizes the activity in the loan principal, allowance for loan losses, liquidity discount, credit discount, deferred loan fees, and the carrying value for the impaired non-impaired loans as of and for the year ended December 31, 2013:

(In thousands)	Year Ended December 31, 2013
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$3,517	$(1,022)	$(720)	$(16)	$1,759
Accretion of discount	(11)	-	-	2	(9)
Provision for loan losses	-	(870)	-	-	(870)
Sales and payoff	(3,506)	1,892	720	14	(880)
Balance at end of period	$-	$-	$-	$-	$-

Non-impaired Loans
Balance at beginning of period	$410,483	$(2,105)	$(2,332)	$(6,802)	$399,244
Purchases	591,365	-	-	(433)	590,932
Repayments	(49,324)	-	-	-	(49,324)
Accretion of discount	-	-	692	1,793	2,485
Provision for loan losses	-	(1,766)	-	-	(1,766)
Sales and payoff	(211,492)	-	85	1,860	(209,547)
Transfers to/from impaired loans, net	(5,141)	-	387	-	(4,754)
Balance at end of period	$735,891	$(3,871)	$(1,168)	$(3,582)	$727,270

Allowance for Loan Losses

A summary of the activity in the allowance for loan losses for the years ended December 31, 2014, 2013 and 2012 is as follows:

(In thousands)	Year Ended December 31,
	2014	2013	2012
Balance at beginning of period	$(3,871)	$(3,127)	$(4,199)
Provision for loan losses:
Specific reserve	-	(870)	(2,022)
General reserve	(436)	(1,766)	(183)
Reversal due to sale, payoff or restructure of loans	-	1,892	3,277
Balance at end of period	$(4,307)	$(3,871)	$(3,127)

Impaired Loans, Non-Accrual, Past Due Loans and Restructured Loans

The $1,043.2 million and $731.1 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment, as of December 31, 2014 and December 31, 2013, respectively. A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of both December 31, 2014 and 2013, the Company held no impaired loans.

As of December 31, 2014 and 2013, the Company classified all its loans as Cash Flow loans, as their funding decisions were all primarily driven by the cash flows of the borrower. As of both December 31, 2014 and 2013, no loans were on non-accrual status. The Company recorded no interest income, other than the accretion of liquidity discounts, for the impaired loans with a weighted average loan balance of $2.7 million that were on non-accrual status during the year ended December 31, 2013.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. As of December 31, 2014 and 2013, there were no loans past due. At December 31, 2014 and 2013, the Company held no loans whose terms were modified in a TDR.

Credit Quality of Loans

The Company’s management, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody’s rating, 2) current internal rating and 3) performance. The tables below present, by credit quality indicator, the Company’s recorded investment in loans collateralizing asset-backed securities issued at December 31, 2014 and 2013:

(In thousands)	Senior Secured Bonds/ Notes - Cash Flow		Cash Flow Loans (CF)
	December 31,		December 31,
	2014	2013	2014	2013

Moody's rating:
Baa1 - Baa3	$-	$-	$12,843	$16,057
Ba1 - Ba3	-	-	270,899	215,281
B1 - B3	-	3,114	739,997	482,579
Caa1 - Caa3	-	-	19,168	13,729
Ca	-	-	248	381
Total:	$-	$3,114	$1,043,155	$728,027

Internal rating (1) :
2	$-	$3,114	$979,693	$700,168
3	-	-	63,462	27,859
Total:	$-	$3,114	$1,043,155	$728,027

Performance:
Performing	$-	$3,114	$1,043,155	$728,027
Non-performing	-	-	-	-
Total:	$-	$3,114	$1,043,155	$728,027

(1)	Loans with an internal rating of 4 or below are reviewed individually to identify loans to be designated for non-accrual status.

The Company determined the fair value of loans collateralizing asset-backed securities to be $1,031.9 million and $737.3 million as of December 31, 2014 and 2013, respectively; primarily using the average market bid and ask quotation obtained from a loan pricing service. Such loans are identified as Level 2 assets. The valuations are received from a pricing service to which the Company subscribes. The pricing service’s analysis incorporates comparable loans traded in the marketplace, the obligor’s industry, future business prospects, capital structure, and expected credit losses. Significant declines in the performance of the obligor would result in decreases to the fair value measurement.

6. Fixed Assets

At December 31, 2014 and 2013, fixed assets consisted of the following:

(In thousands)	As of December 31,
	2014	2013
Furniture and fixtures	$2,185	$2,082
Computer and office equipment	5,304	4,935
Leasehold improvements	4,880	4,345
Software	644	580
Less: accumulated depreciation	(10,780)	(9,850)
Total fixed assets, net	$2,233	$2,092

Depreciation expense was $0.9 million for the years ended December 31, 2014, 2013 and 2012.

7. Debt

Bond Payable

In January 2013, the Company raised approximately $46.0 million from the sale of 8.00% Senior Notes (the “2013 Senior Notes”). In January 2014, the Company raised an additional approximate amount of $48.3 million from the sale of 7.25% Senior Notes (the “2014 Senior Notes”). The 2013 Senior Notes will mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 15, 2016, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The notes bear interest at a rate of 8.00% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year. The 2014 Senior Notes will mature on January 15, 2021, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 15, 2017, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The notes bear interest at a rate of 7.25% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year, and began April 15, 2014.

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

The Senior Notes will be the Company’s general unsecured senior obligations, will rank equally with all existing and future senior unsecured indebtedness and will be senior to any other indebtedness expressly made subordinate to the notes. The notes will be effectively subordinated to all of the existing and future secured indebtedness (to the extent of the value of the assets securing such indebtedness) and structurally subordinated to all existing and future liabilities of our subsidiaries, including trade payables.

The Company incurred $1.7 million of debt issuance costs, which were capitalized and included in Other Assets in both 2013 and 2014. These issuance costs are amortized over the estimated life of the bond. As of December 31, 2013 and 2014, the Company held $1.6 million and $2.9 million of unamortized debt issuance costs.

CLO III Warehouse Credit Facility

On December 11, 2013, CLO III closed on a $100.0 million warehouse credit agreement with BNP Paribas. As the Company consolidates CLO III, the warehouse credit facility was presented on the financial statements. However, in event of default, there was limited recourse to the Company. CLO III pays BNP Paribas an administrative agent fee of $25 thousand per year, in addition to interest at a rate per annum equal to LIBOR plus 1.40%, payable quarterly. The Company incurred $0.9 million interest expense related to this warehouse credit facility for the year ended December 31, 2014. The Company’s outstanding balance on this warehouse credit facility was zero as of December 31, 2013. On September 30, 2014, with the Company’s completion of the $370.5 million CLO III transaction, the warehouse credit facility was terminated.

Note Payable and Lines of Credit

As of December 31, 2014, the Company held revolving lines of credit related to JMP Holdings LLC (formerly known as JMP Group LLC), JMP Securities and HGC II.

The Company’s Credit Agreement (the “Credit Agreement”), dated as of August 3, 2006, was entered by and between JMP Group LLC and the Lender, and was subsequently amended. Prior to April 30, 2014, the Credit Agreement provided a line of credit of up to $30.0 million to the extent the aggregate outstanding balance of all facilities did not exceed $58.5 million. The unused portion of the line incurred an unused facility fee at the rate of 0.25% per annum, paid quarterly. The line of credit was available through April 30, 2014. On April 30, 2014, the Company entered into an amendment to its Credit Agreement (the “Amendment”) between JMP Holding LLC and CNB. The Amendment provides a $25.0 million line of credit with a revolving period of two years. At the end of these two years, any outstanding amounts convert to a term loan. This term loan will be repaid in equal quarterly installments over the following three years. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company’s outstanding balance on this line of credit was zero as of both December 31, 2014 and 2013.

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

JMP Securities holds a revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. Pursuant to the Amendment, the prior $15.0 million line of credit held at JMP Securities, which was scheduled to mature May 6, 2014, was increased to $20.0 million and renewed for one year. On May 6, 2015, any existing outstanding amount will convert to a loan maturing the following year. The remaining terms of this line of credit are consistent with those of the prior line of credit. There was no borrowing on this line of credit as of December 31, 2014 or December 31, 2013.

On November 22, 2013, HGC II entered into a line of credit of $3.0 million with CNB. Draws on the line bear interest at the rate of prime plus 0.5% per annum, paid quarterly. The line of credit will be available through December 1, 2015 or fifteen days prior to the expiration of the commitment period of HGC II unless renewed. Proceeds from this line of credit are used to purchase investments, prior to capital calls from HGC II investors. The Company’s outstanding balance on this line of credit was zero and $2.9 million as of December 31, 2014 and December 31, 2013, respectively.

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate our note and require the immediate repayment of any outstanding principal and interest. At December 31, 2014, the Company was in compliance with the loan covenants. The term loans are collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

8. Asset-backed Securities Issued

CLO I

On May 17, 2007, CLO I completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization and obtained $455.0 million of third-party financing. The Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO I. The Notes were issued in six separate classes as set forth in the table below. The Company owns approximately 94.0% of the unsecured subordinated notes and $13.8 million of Class C, D and E notes ($2.0 million of Class C, $4.1 million of Class D and $7.7 million of Class E notes). These unsecured subordinated notes and the Class C, D and E notes owned by the Company are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at December 31, 2014 and 2013.

(In millions)	As of December 31, 2014
	Notes Originally Issued	Outstanding Principal Balance	Net Outstanding Balance	Interest Rate Spread to LIBOR			Ratings (Moody's /S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$244.9	$244.9	0.26%	-	0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	30.0		0.50%		Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	35.0		1.10%		Aaa/AA+
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	34.0		2.40%		A1/A-
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	30.0		5.00%		Ba1/BB
Total secured notes sold to investors	$455.0	$373.9	$373.9
Unsecured subordinated notes due 2021	45.0	45.0	45.0
Total notes for the CLO I offering	$500.0	$418.9	$418.9
Consolidation elimination	N/A	(58.8)	(58.8)
Total asset-backed securities issued	N/A	$360.1	$360.1

(1)	These ratings are unaudited and were the current ratings as of December 31, 2014 and are subject to change from time to time.

(In millions)	As of December 31, 2013
	Notes Originally Issued	Outstanding Principal Balance	Net Outstanding Balance	Interest Rate Spread to LIBOR			Ratings (Moody's /S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$289.0	$289.0	0.26%	-	0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	30.0		0.50%		Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	35.0		1.10%		Aaa/AA+
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	34.0		2.40%		A1/A-
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	30.0		5.00%		Ba1/BB
Total secured notes sold to investors	$455.0	$418.0	$418.0
Unsecured subordinated notes due 2021	45.0	45.0	45.0
Total notes for the CLO I offering	$500.0	$463.0	$463.0
Consolidation elimination	N/A	(58.7)	(58.7)
Total asset-backed securities issued	N/A	$404.3	$404.3

(1)	These ratings are unaudited and were the current ratings as of December 31, 2013 and are subject to change from time to time.

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO I loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari-passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and do not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. As of December 31, 2014 and 2013, all interest on the secured notes was current. The secured notes are secured by the CLO loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The reinvestment period for CLO I ended in May 2013, and all scheduled principal payments from the borrowers are applied to paying down the most senior (AAA) CLO notes. The Company is still permitted to reinvest unscheduled principal payments, which includes most loan payoffs. However, in order to reinvest these proceeds, CLO I is required to maintain or improve its weighted average life covenant, the replacement collateral is required to have the same or better Moody’s and S&P ratings as the loan that prepaid, and the maturity date cannot be later than that of the loan that prepaid. These restrictions make reinvestment increasingly difficult as time lapses, which will result in the CLO being paid down more rapidly. CLO I paid down $44.1 million and $26.7 million in the years ended December 31, 2014 and 2013, respectively.

The Notes recorded upon the closing of CLO I in April 2009 reflect an issuance discount. The activity in the note principal and liquidity discount for the years ended December 31, 2014 and 2013 comprised the following:

(In thousands)	Year Ended December 31, 2014			Year Ended December 31, 2013
	Principal	Liquidity Discount	Net	Principal	Liquidity Discount	Net
Balance at beginning of period	$404,280	$-	$404,280	$431,003	$(15,548)	$415,455
Repayments	(44,141)	-	(44,141)	(26,723)	-	(26,723)
Amortization of discount	-	-	-	-	15,548	15,548
Balance at end of period	$360,139	$-	$360,139	$404,280	$-	$404,280

CLO II

On April 30, 2013, CLO II completed a $343.8 million securitization with $320.0 million in aggregate principal amount of notes (the “Secured Notes”) and $23.8 million in unsecured subordinated notes. The Secured Notes offered in this proposed transaction were issued in multiple tranches and are rated by Standard & Poor's Ratings Services and, in respect of certain tranches, Moody's Investors Service, Inc. The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO II. The Company owned approximately 72.8% of the unsecured subordinated notes at December 31, 2013. In the first quarter of 2014, the Company repurchased $6.0 million of the unsecured subordinated notes from CLO II non-controlling interests, increasing the Company’s ownership from 72.8% to 98.0%. These unsecured subordinated notes are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at December 31, 2014.

(In millions)	As of December 31, 2014
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/S&P) (1)
Class X Senior Secured Floating Rate Notes due 2016	$3.8	$2.3	$-	$2.3	1.00%	Aaa/AAA
Class A Senior Secured Floating Rate Notes due 2023	217.6	217.6	(0.7)	216.9	1.18%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2023	34.0	34.0	(0.2)	33.8	1.75%	NR/AA
Class C Senior Secured Deferred Floating Rate Notes due 2023	17.0	17.0	(0.5)	16.5	2.75%	NR/A
Class D Senior Secured Deferred Floating Rate Notes due 2023	18.7	18.7	(1.4)	17.3	3.85%	NR/BBB
Class E Senior Secured Deferred Floating Rate Notes due 2023	18.7	18.7	(2.3)	16.4	5.25%	NR/BB
Class F Senior Secured Deferred Floating Rate Notes due 2023	10.2	10.2	(1.9)	8.3	5.75%	NR/B
Total secured notes sold to investors	$320.0	$318.5	$(7.0)	$311.5
Unsecured subordinated notes due 2023	23.8	23.8	(0.3)	23.5
Total notes for the CLO II offering	$343.8	$342.3	$(7.3)	$335.0
Consolidation elimination	N/A	(23.8)	0.3	(23.5)
Total CLO II asset-backed securities issued	N/A	$318.5	$(7.0)	$311.5

(1)	These ratings are unaudited and were the current ratings as of December 31, 2014 and are subject to change from time to time.

(In millions)	As of December 31, 2013
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/S&P) (1)
Class X Senior Secured Floating Rate Notes due 2016	$3.8	$3.8	$-	$3.8	1.00%	Aaa/AAA
Class A Senior Secured Floating Rate Notes due 2023	217.6	217.6	(0.8)	216.8	1.18%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2023	34.0	34.0	(0.3)	33.7	1.75%	NR/AA
Class C Senior Secured Deferred Floating Rate Notes due 2023	17.0	17.0	(0.6)	16.4	2.75%	NR/A
Class D Senior Secured Deferred Floating Rate Notes due 2023	18.7	18.7	(1.6)	17.1	3.85%	NR/BBB
Class E Senior Secured Deferred Floating Rate Notes due 2023	18.7	18.7	(2.5)	16.2	5.25%	NR/BB
Class F Senior Secured Deferred Floating Rate Notes due 2023	10.2	10.2	(2.1)	8.1	5.75%	NR/B
Total secured notes sold to investors	$320.0	$320.0	$(7.9)	$312.1
Unsecured subordinated notes due 2023	23.8	23.8	(0.3)	23.5
Total notes for the CLO II offering	$343.8	$343.8	$(8.2)	$335.6
Consolidation elimination	N/A	(23.8)	0.3	(23.5)
Total CLO II asset-backed securities issued	N/A	$320.0	$(7.9)	$312.1

(1)	These ratings are unaudited and were the current ratings as of December 31, 2013 and are subject to change from time to time.

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

The Notes recorded upon the issuance of CLO II in April 2013 at fair value reflect an issuance discount. The activity in the note principal and issuance discount for the years ended December 31, 2014 and 2013, respectively, comprised the following:

(In thousands)	Year Ended December 31, 2014			Year Ended December 31, 2013
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net
Balance at beginning of period	$320,000	$(7,857)	$312,143	$-	$-	$-
CLO II issuance	-	-	-	320,000	(8,437)	311,563
Repayments	(1,520)	-	(1,520)	-	-	-
Amortization of discount	-	918	918	-	580	580
Balance at end of period	$318,480	$(6,939)	$311,541	$320,000	$(7,857)	$312,143

CLO III

On December 11, 2013 CLO III closed on a $100.0 million warehouse credit agreement with BNP Paribas. CLO III is a special purpose vehicle whose debt is secured by a diversified portfolio of broadly syndicated leveraged loans. As of December 31, 2013, CLO III was not funded. On September 30, 2014, CLO III completed a $370.5 million securitization, comprised of $332.1 million aggregate principal amount of notes (the “Secured Notes”) and $38.4 million of unsecured notes. The Secured Notes offered in this proposed transaction were issued in multiple tranches and are rated by Moody's Investors Service, Inc. and, in respect of certain tranches, Fitch. The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO III. The Company owned approximately 13.5% of the unsecured subordinated notes at December 31, 2014. These unsecured subordinated notes are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at December 31, 2014.

(In millions)	As of December 31, 2014
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/Fitch)
Class A Senior Secured Floating Rate Notes due 2025	$228.0	$228.0	$(0.8)	$227.2	1.53%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2025	41.7	41.7	(1.1)	40.6	2.05%	Aa2/NR
Class C Senior Secured Deferred Floating Rate Notes due 2025	22.5	22.5	(0.8)	21.7	2.90%	A2/NR
Class D Senior Secured Deferred Floating Rate Notes due 2025	21.6	21.6	-	21.6	5.10%	Baa3/NR
Class E Senior Secured Deferred Floating Rate Notes due 2025	18.3	18.3	-	18.3	7.35%	Ba3/NR
Total secured notes sold to investors	$332.1	$332.1	$(2.7)	$329.4
Unsecured subordinated notes due 2025	38.4	38.4	(4.5)	33.9
Total notes for the CLO III offering	$370.5	$370.5	$(7.2)	$363.3
Consolidation elimination	N/A	(38.4)	4.5	(33.9)
Total CLO III asset-backed securities issued	N/A	$332.1	$(2.7)	$329.4

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO III loan portfolio and related collection and payment accounts pledged as security. Payment on Class A notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and will not accrue interest. Interest on the secured notes is payable quarterly commencing April 2015 at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. The secured notes are secured by the CLO III loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO III loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The Notes recorded at fair value upon the issuance of CLO III in September 2014 include a discount to par value. The activity in the note principal and purchase discount for the year ended December 31, 2014 comprised the following:

(In thousands)	Year Ended December 31, 2014
	Principal	Issuance Discount	Net
Balance at beginning of period	$-	$-	$-
CLO III issuance	332,100	(2,761)	329,339
Amortization of discount	-	118	118
Balance at end of period	$332,100	$(2,643)	$329,457

Interest on Asset Backed Securities Issued

Total interest expenses related to the asset-backed securities issued for the year ended December 31, 2014 and 2013 were $15.4 million and $25.6 million, respectively, which was comprised of a cash coupon of $13.8 million and $9.2 million and liquidity and issuance discount amortization of $1.5 million and $16.4 million, respectively. As of December 31, 2014 and 2013, accrued interest payable on the Notes were $4.0 million and $1.9 million, respectively.

Fair Value of Asset Backed Securities Issued

The Company determined the fair value of the secured notes of the asset-backed securities issued to be $992.6 million and $711.0 million as of December 31, 2014 and 2013, respectively, based upon pricing from published market research for equivalent-rated CLO notes. Based on the fair value methodology, the Company has identified the asset-backed securities issued as Level 2 liabilities.

9. Stockholders’ Equity

Common Stock

The Company’s board of directors declared a quarterly cash dividend of $0.045, $0.050, $0.060, and $0.070 per share of common stock in March, April, July, and October 2014, respectively. Those dividends were paid in April, May, August and November 2014 for the fourth quarter of 2013, the first, second and third quarter of 2014, respectively.

Stock Repurchase Program

On March 5, 2013, the Company’s board of directors authorized the repurchase of 1.3 million shares, and extended the authorization of the repurchase of all previously authorized shares for repurchases through December 31, 2014. On October 6, 2014, the board of directors authorized the repurchase of up to 0.7 million additional shares of the company's outstanding common stock. Subsequently, on October 30, 2014, the board of directors increased the Company’s share repurchase authorization to 1.0 million shares through December 31, 2015.

During the years ended December 31, 2014 and 2013, the Company repurchased 1,777,276 shares and 890,376 shares, respectively, of the Company’s common stock at an average price of $6.58 per share and $6.50 per share, respectively, for an aggregate purchase price of $11.7 million and $5.8 million, respectively. Of the total shares repurchased during the years ended December 31, 2014 and 2013, 445,601 shares and 40,835 shares, respectively, were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company. 356,728 of the shares repurchased in 2013 were repurchased from certain JMPCA employees at a discount to market price in conjunction with their use of said proceeds as a long term capital commitment to CLO II. 135,680 of the shares repurchased during the year ended December 31, 2013 were repurchased from an employee. The remaining shares were purchased on the open market.

As of December 31, 2014, 584,028 shares remain available to be repurchased under the repurchase program.

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

Stock Options

The following table summarizes the stock option activity for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
	Shares Subject	Weighted Average	Shares Subject	Weighted Average	Shares Subject	Weighted Average
	to Option	Exercise Price	to Option	Exercise Price	to Option	Exercise Price

Balance, beginning of year	2,370,290	$7.54	1,608,890	$11.12	1,704,665	$11.20
Granted	1,525,000	6.84	1,600,000	6.23	-	-
Forfeited	(200,000)	6.45	(50,000)	6.24	-	-
Expired	(103,600)	10.00	(788,600)	12.29	(95,775)	12.43
Balance, end of period	3,591,690	$7.23	2,370,290	$7.54	1,608,890	$11.12

Options exercisable at end of period	716,690	$10.00	820,290	$10.00	1,608,890	$11.12

The following table summarizes the stock options outstanding as well as stock options vested and exercisable as of December 31, 2014 and 2013:

December 31, 2014
			Options Outstanding				Options Vested and Exercisable
				Weighted				Weighted
				Average	Weighted			Average	Weighted
Range of				Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise			Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices			Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$6.05	-	$10.00	3,591,690	3.80	$7.23	$3,112,100	716,690	0.97	$10.00	-

December 31, 2013
			Options Outstanding				Options Vested and Exercisable
				Weighted				Weighted
				Average	Weighted			Average	Weighted
Range of				Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise			Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices			Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$6.05	-	$10.00	2,370,290	6.61	$7.54	$1,812,250	820,290	1.86	$10.00	-

The Company recognizes stock-based compensation expense for stock options over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. The Company recognized compensation expense related to stock options of $1.9 million, $0.9 million and zero for the years ended December 31, 2014, 2013 and 2012.

As of December 31, 2014, there was $3.2 million unrecognized compensation expense related to stock options. As of December 31, 2013, there was $2.3 million unrecognized compensation expense related to stock options.

There were no stock options exercised during the years ended December 31, 2014, 2013 and 2012. As a result, the Company did not recognize any current income tax benefits from exercise of stock options during these periods.

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

In the first quarter of 2014, the Company granted stock options to purchase approximately 1.5 million shares of the Company's common stock to certain employees and directors for long-term incentive purposes. The options have an exercise price ranging from $6.79 to $7.33 per share, an exercise period of 5.8 years and a Company performance-based condition as well as a three-year requisite service period. The fair value of these options was determined using a quantitative model using the following assumptions: expected life of 5.8 years, risk-free interest rate ranging from 1.92% to 2.02%, dividend yield ranging from 2.41% to 2.64% and volatility ranging from 41.41% to 43.15%. The risk-free rate was interpolated from the U.S. constant maturity treasuries for a term corresponding to the maturity of the option. The volatility was calculated from the historical weekly stock prices of the Company as of the grant date for a term corresponding to the maturity of the option. The dividend yield was calculated as the sum of the last twelve-month dividends over the stock price as of the grant date. No additional stock options were granted in 2014.

Restricted Stock Units and Restricted Shares

In February 2012, the Company granted 910,000 RSUs to certain employees for long term incentive purposes. These units have Company performance-based condition and a three-year requisite service period and will vest when both conditions are met. The fair value of these RSUs was determined based on the closing price of the Company’s stock on the grant date, discounted for dividends not received during the vesting period using assumed dividend rate of $0.035 per quarter and risk-free interest rate of 0.35%. In the fourth quarter of 2012, the vesting of these RSUs became probable based on the Company’s operating results for the year 2012, and the Company recognized $1.8 million of compensation expense for such RSUs in the quarter. The remaining compensation expense related to these RSUs was recognized over the remaining vesting period of two years.

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

The following table summarizes the RSU activity for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
	Restricted	Weighted Average	Restricted	Weighted Average	Restricted	Weighted Average
	Stock Units	Grant Date Fair Value	Stock Units	Grant Date Fair Value	Stock Units	Grant Date Fair Value

Balance, beginning of year	1,881,149	$6.70	1,020,382	$7.27	1,634,268	$7.42
Granted	931,456	6.93	1,115,505	6.22	952,597	7.29
Vested	(1,178,337)	7.16	(118,173)	6.73	(1,456,540)	7.00
Forfeited	(140,417)	6.51	(136,565)	7.01	(109,943)	6.89
Balance, end of period	1,493,851	$6.50	1,881,149	$6.70	1,020,382	$7.27

The aggregate fair value of RSUs vested during the years ended December 31, 2014, 2013 and 2012 were $8.9 million, $0.8 million and $10.2 million, respectively. The income tax benefits realized from the vested RSUs were $3.4 million, $0.3 million, and $3.7 million, respectively.

The Company recognizes compensation expense for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. For the years ended December 31, 2014, 2013 and 2012, the Company recorded compensation expense related to RSUs of $7.5 million, $4.4 million and $2.5 million, respectively. For the year ended December 31, 2012, the compensation expense related to RSUs awarded included $1.8 million recognized on the probable vesting of the performance-based RSUs granted in February 2012, described above.

For the years ended December 31, 2014, 2013 and 2012, the Company recognized income tax benefits of $3.7 million, $2.1 million and $0.9 million, respectively, related to the compensation expense recognized for RSUs and stock options. As of December 31, 2014 and 2013, there was $4.8 million and $6.5 million, respectively, of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.34 years and 1.51 years, respectively.

The Company pays cash dividend equivalents on certain unvested RSUs. Dividend equivalents paid on RSUs are generally charged to retained earnings. Dividend equivalents paid on RSUs expected to be forfeited are included in compensation expense. The Company accounts for the tax benefit related to dividend equivalents paid on RSUs as an increase on additional paid-in capital.

 11. Net Income per Share of Common Stock

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

The computations of basic and diluted net income per share and basic and diluted net income per unit for the years ended December 31, 2014, 2013 and 2012 are shown in the table below:

(In thousands, except per share data)	Year Ended December 31,
	2014	2013	2012

Numerator:
Net income attributable to JMP Group, Inc	$13,352	$3,628	$2,757

Denominator:
Basic weighted average shares outstanding	21,481	22,158	22,582

Effect of potential dilutive securities:
Restricted stock units and stock options	2,061	1,159	324

Diluted weighted average shares outstanding	23,542	23,317	22,906

Net income per share
Basic	$0.59	$0.16	$0.12
Diluted	$0.57	$0.16	$0.12

In the table above, unvested RSUs that have non-forfeitable dividend equivalent rights are treated as a separate class of securities in calculated net income (loss) per share. The impact of applying this methodology was a reduction in basic net income per share of $0.03 for 2014, less than $0.01 for 2013 and zero for 2012.

Stock options to purchase 2,217,434, 2,794,534 and 1,642,841 shares of common stock for the years ended December 31, 2014, 2013 and 2012, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

Stock options to purchase 1,333,658, 1,412,192 and zero shares of common stock for the years ended December 31, 2014, 2013 and 2012, respectively, had a Company performance-based condition and were not included in the computation of diluted weighted-average common shares outstanding because such performance-based condition has not been met.

Restricted stock units for 45,420, 75,255 and zero shares of common stock for the years ended December 31, 2014, 2013 and 2012, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

12. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the United States Internal Revenue Service. There were no contributions by the Company during the years ended December 31, 2014, 2013 and 2012.

13. Income Taxes

The components of the Company’s income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 are as follows:

(In thousands)	Year Ended December 31,
	2014	2013	2012
Federal	$(8,914)	$8,789	$2,714
State	(528)	715	(791)
Total current income tax expense	(9,442)	9,504	1,923

Federal	16,991	(5,154)	(814)
State	466	(400)	472
Total deferred income tax expense (benefit)	17,457	(5,554)	(342)
Total income tax expense (benefit)	$8,015	$3,950	$1,581

As of December 31, 2014 and 2013, the components of deferred tax assets and liabilities are as follows:

(In thousands)	As of December 31,
	2014	2013
Deferred tax assets:
Accrued compensation and related expenses	$-	$4,391
Equity based compensation	3,150	2,860
Reserves and allowances	1,820	2,043
New York net operating loss	1,024	495
Other state net operating loss	383
Deferred compensation	3,661	1,992
Other	924	1,734
Total deferred tax assets	10,962	13,515
Deferred tax liabilities:
Investment in partnerships	(6,740)	(517)
Repurchase of asset-backed securities issued	(1,317)	(1,647)
Depreciation and amortization	-	(141)
Net unrealized capital gains/losses	(1,585)	(1,249)
Accrued compensation and related expenses	(9,519)	-
Interest in HCC LLC (1)	-	(71)
Total deferred tax liabilities	(19,161)	(3,625)

Net deferred tax asset before valuation allowance	(8,199)	9,890

Valuation allowance	(392)	(1,009)

Net deferred tax (liabilities)/ assets	$(8,591)	$8,881

(1)	HCC LLC was consolidated for financial reporting purposes (through May 2, 2013) but not consolidated for tax reporting purposes.

As of December 31, 2014, JMP Group Inc. has a New York State net operating loss (“NOL”) carry forward of approximately $59 million gross and $8.3 million post-apportioned which expires in 2034. The New York City NOL carryforward of approximately $59 million expires between 2029 and 2034. The California NOL carry forward of approximately $16 million expires in 2034; and the other state NOL carry forwards are not significant. The Company also has California Enterprise Zone credits totaling $0.3 million which expire in 2024.

New York Senate Bill 6359 was enacted on March 31, 2014 and becomes effective January 1, 2015. This bill includes changes to the corporate tax rate, establishing economic nexus provisions and unitary combined reporting requirements. This state law change coupled with the Company’s forecasted taxable profits have an impact on the Company’s measurement of the New York State net deferred tax assets. Management believes that that the deferred tax assets will, more-likely-than-not, be realized based on taxes paid in prior years and future reversing taxable temporary differences. As a result, the Company released the full valuation allowance related to the NYS NOL deferred tax asset and recorded an income tax benefit of $0.6 million. The valuation allowance against the New York City deferred tax assets remains as the City has not yet adopted the New York State tax reform.

The deferred tax asset related to accrued compensation changed to a deferred tax liability for 2014 due to a change in accounting method for tax purposes related to the Company’s bonus deduction. This deduction will be recaptured into taxable income equally over four years. The change in accounting method for tax purposes generated a taxable loss in the current year which the Company has decided to carryback to previous taxable years for a refund.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates; with the limited exception of certain jurisdictions which do not have a significant adverse effect on the Company’s overall tax exposure. The Company recognizes tax benefits related to its tax positions only where the position is “more likely than not” to be sustained in the event of examination by tax authorities. As part of its assessment, the Company analyzes its tax filing positions in all of the tax jurisdictions where it is required to file income tax returns, and for all open tax years, which are 2011 through 2013 for federal income tax purposes and 2010 through 2013 for California income tax purposes. As of December 31, 2014, the total reserve balance including interest and penalties was $0.25 million. The Company is not currently under examination in any tax jurisdictions and does not anticipate any tax adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow within the next twelve months.

A reconciliation of the statutory U.S. federal income tax rate to the effective tax rate for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Year Ended December 31,
	2014	2013	2012
Tax at federal statutory tax rate	35.00%	35.00%	34.00%
State income tax, net of federal tax benefit	2.04%	3.82%	6.67%
Change in New York valuation	-1.96%	-1.06%	-3.70%
Adjustment for permanent items (HGC, HGC II, HCC LLC, CLO II, CLO III and HCAP Advisors non-controlling interest) (1)	-9.64%	-19.84%	-17.55%
Adjustment for other permanent items	1.04%	-0.55%	0.20%
Deferred tax asset written off related to options and RSUs	0.00%	4.11%	0.31%
Adjustment for prior year taxes	0.52%	-0.55%	-1.15%
California state enterprise zone tax credit	-0.28%	-0.97%	-2.20%
Adjustment for capitalized costs	0.00%	2.54%	0.00%
Effective tax rate	26.72%	22.50%	16.58%

(1)

HCC LLC (through May 2, 2013), CLO II (effective April 30, 2013), HCAP Advisors (effective May 1, 2013), CLO III (effective September 30, 2014), HGC, and HGC II are consolidated for financial reporting purposes but not for tax purposes.

The increase in the effective tax rate for the year ended December 31, 2014 compared to the same period in 2013 was primarily attributable to income and losses associated with HGC which are consolidated for financial reporting purposes but are excluded from the computation of total income tax used in the effective tax rate calculation. Non-controlling income attributed to HGC increased from a loss of $11 million for the year ended December 31, 2013 to a loss of $7 million for the same period in 2014.The effective tax rate is calculated on a consolidated level using tax expense related to the Company (excluding non-controlling interest) divided by pre-tax income including non-controlling interest.

14. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts, Minnesota, New York and Pennsylvania under various operating leases. Occupancy expense was $3.3 million for the year ended December 31, 2014, and $3.2 million for both the years ended December 31, 2013 and 2012. The Company recorded sublease income of $0.4 million for the year ended December 31, 2014 and $0.2 million for both the years ended December 31, 2013 and 2012.

The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

(In thousands)	December 31, 2014
2015	$4,185
2016	4,313
2017	3,714
2018	3,357
2019	2,190
Thereafter	7,521
Lease Commitments	$25,280

In connection with its underwriting activities, JMP Securities enters into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. At December 31, 2014 and 2013, JMP Securities had no open underwriting commitments.

The marketable securities owned and the restricted cash as well as the cash held by the clearing broker may be used to maintain margin requirements. At December 31, 2014 and 2013, the Company had $220,000 and $150,000, respectively, of cash on deposit with JMP Securities’ clearing broker. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. As of December 31, 2014 and 2013, the Company had unfunded commitments of $24.3 million and $40.4 million in the Corporate Credit segment, respectively. $6.8 million and $6.5 million of the unfunded commitments as of December 31, 2014 and 2013, respectively, relate to commitments traded but not yet closed in CLO I. $5.1 million and $8.7 million of the unfunded commitments as of December 31, 2014 and 2013, respectively, relate to commitments traded but not yet closed in CLO II. $5.3 million and $10.4 million of the unfunded commitments as of December 31, 2014 and 2013, respectively, relate to commitments traded but not yet closed in CLO III. In addition, the Company had unfunded commitments of $0.2 million and $1.2 million related to a health sciences fund investment advising company as of December 31, 2014 and December 31, 2013, respectively. The Company determined the fair value of the unfunded commitments to be $25.9 million and $41.0 million as of December 31, 2014 and 2013, using the average market bid and ask quotation obtained from a loan pricing service.

15. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $64.3 million and $59.1 million, which were $63.3 million and $58.1 million in excess of the required net capital of $1.0 million at December 31, 2014 and 2013, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.19 to 1 and 0.16 to 1 at December 31, 2014 and 2013, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

16. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships limited liability companies, and offshore investment companies. The Company also owns an investment in most of such affiliated entities. As of December 31, 2014 and 2013, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $72.8 million and $55.3 million, respectively, which consisted of investments in hedge and other private funds of $64.6 million and $44.6 million, respectively, investments in funds of funds of $0.2 million and $0.1 million, respectively, and an investment in HCC common stock of $8.0 million and $10.6 million, respectively. Base management fees earned from these affiliated entities were $13.2 million, $10.8 million, and $9.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Also, the Company earned incentive fees of $27.4 million, $15.1 million and $6.3 million from these affiliated entities for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, the Company had incentive fees receivable from these entities of $7.1 million and $7.9 million, respectively.

17. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at December 31, 2014 had settled with no resulting material liability to the Company. For the years ended December 31, 2014, 2013 and 2012, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of December 31, 2014.

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

18. Litigation

The Company may be involved from to time in a number of judicial, regulatory, litigation and arbitration matters arising in connection with the business. The outcome of such matters the Company has been and/or currently is involved in cannot be determined at this time, and the results cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the results of operations in any future period and a significant outcome could have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In its Corporate Credit segment, the Company had unfunded commitments of $24.3 million and standby letters of credit of $2.3 million at December 31, 2014. In its Corporate Credit segment, the Company had unfunded commitments of $40.4 million and standby letters of credit of $1.8 million at December 31, 2013. $6.8 million and $6.5 million of the unfunded commitments as of December 31, 2014 and 2013, respectively, relate to commitments traded but not yet closed in CLO I. $5.1 million and $8.7 million of the unfunded commitments as of December 31, 2014 and 2013, respectively, relate to commitments traded but not yet closed in CLO II. $5.3 million and $10.4 million of the unfunded commitments as of December 31, 2014 and 2013, respectively, relate to commitments traded but not yet closed in CLO III. In addition, the Company had unfunded commitments of $0.2 million and $1.2 million related to a health sciences fund investment advising company as of December 31, 2014 and December 31, 2013, respectively.

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

The Company’s segment information for the years ended December 31, 2014, 2013 and 2012 was prepared using the following methodology:

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

When evaluating the performance of JMP Group's core business strategy and ongoing operations, management also reviewed the Adjusted Operating Net Income through December 31, 2013, which excluded the non-cash gains and losses recognized by JMP Credit Corp due to the sale or payoff of loans originally included in the portfolio acquired by JMP Group in April 2009, as well as the specific reserve for loan losses related to this portfolio of loans. Management believed this metric to be instructive to assess the company's core earnings over time without regard to a relatively volatile revenue stream. Earnings derived from sales or payoffs of acquired loans, while once substantial, are no longer material, as the portfolio of acquired loans is almost entirely liquidated. Therefore, the segments are now based on operating net income. The reconciling items for the years ended December 31, 2013 from adjusted operating net income to operating net income include adding back non-cash gains on the acquired loan portfolio, the specific reserve on loans from the portfolio, and the related compensation expense. Adjusted Operating Net Income for the years ended December 31, 2012 and 2013 were $15.6 million and $13.9 million, respectively.

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

(In thousands)	Year Ended December 31,
	2014	2013	2012
Broker-Dealer
Non-interest revenues	$108,074	$99,133	$73,130
Total net revenues after provision for loan losses	$108,074	$99,133	$73,130
Non-interest expenses	90,643	84,749	67,152
Segment operating pre-tax net income	$17,431	$14,384	$5,978
Segment assets	$116,403	$109,437	$66,611
Asset Management
Non-interest revenues	$45,639	$29,598	$23,177
Total net revenues after provision for loan losses	$45,639	$29,598	$23,177
Non-interest expenses	41,010	29,346	20,686
Non-controlling interest	786	(1,731)	-
Segment operating pre-tax net income	$3,843	$1,983	$2,491
Segment assets	$167,181	$134,471	$57,423
Corporate Credit
Non-interest revenues	$5,266	$4,735	$4,064
Total net revenues after provision for loan losses	$5,266	$4,735	$4,064
Non-interest expenses	4,672	3,691	2,996
Segment operating pre-tax net income	$594	$1,044	$1,068
Segment assets	$373,489	$17,207	$5,415
Investment Income
Non-interest revenues	$7,276	$10,788	$13,104
Net interest income	16,682	16,471	19,313
Provision for loan losses	1,265	(932)	(2,207)
Total net revenues after provision for loan losses	$25,223	$26,327	$30,210
Non-interest expenses	4,683	4,864	(3,071)
Non-controlling interest	1,342	977	670
Segment operating pre-tax net income	$19,198	$20,486	$32,611
Segment assets	$762,200	$805,601	$518,283
Corporate Costs
Non-interest expenses	14,512	16,039	13,647
Segment operating pre-tax net loss	$(14,512)	$(16,039)	$(13,647)
Segment assets	$228,448	$187,838	$159,233
Eliminations
Non-interest revenues	$(5,780)	$(5,764)	$(5,419)
Total net revenues after provision for loan losses	$(5,780)	$(5,764)	$(5,419)
Non-interest expenses	(5,692)	(5,744)	(5,419)
Segment operating pre-tax net loss	$(88)	$(20)	$-
Segment assets	$(131,529)	$(132,623)	$(97,102)
Total Segments
Non-interest revenues	$160,475	$138,490	$108,056
Net interest income	16,682	16,471	19,313
Provision for loan losses	1,265	(932)	(2,207)
Total net revenues after provision for loan losses	$178,422	$154,029	$125,162
Non-interest expenses	149,828	132,945	95,991
Non-controlling interest	2,128	(754)	670
Segment operating pre-tax net income	$26,466	$21,838	$28,501
Total assets	$1,516,192	$1,121,931	$709,863

The following tables reconcile the total segments to consolidated net income before income tax expense and total assets as of and for the years ended December 31, 2014, 2013 and 2012.

(In thousands)	As of and Year Ended December 31, 2014
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated
Non-interest revenues	$160,475	$5,823	(a)	$166,298
Net Interest Income	16,682	(38)	(b)	16,644
Provision for loan losses	1,265	(1,701)		(436)
Total net revenues after provision for loan losses	$178,422	$4,084		$182,506
Non-interest expenses	149,828	2,680	(c )	152,508
Noncontrolling interest	2,128	6,503		8,631
Operating pre-tax net income (loss)	$26,466	$(5,099)	(d)	$21,367
Total assets	$1,516,192	$-		$1,516,192

(In thousands)	As of and Year Ended December 31, 2013
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated
Non-interest revenues	$138,490	$10,126	(a)	$148,616
Net Interest Income	16,471	(13,235)	(b)	3,236
Provision for loan losses	(932)	(1,705)		(2,637)
Total net revenues after provision for loan losses	$154,029	$(4,814)		$149,215
Non-interest expenses	132,945	(1,281)	(c )	131,664
Noncontrolling interest	(754)	10,727		9,973
Operating pre-tax net income (loss)	$21,838	$(14,260)	(d)	$7,578
Total assets	$1,121,931	$-		$1,121,931

(In thousands)	As of and Year Ended December 31, 2012
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated
Non-interest revenues	$108,056	$2,167	(a)	$110,223
Net Interest Income	19,313	(26,408)	(b)	(7,095)
Provision for loan losses	(2,207)	1		(2,206)
Total net revenues after provision for loan losses	$125,162	$(24,240)		$100,922
Non-interest expenses	95,991	(4,603)	(c )	91,388
Noncontrolling interest	670	4,526		5,196
Operating pre-tax net income (loss)	$28,501	$(24,163)	(d)	$4,338
Total assets	$709,863	$-		$709,863

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

(d) Reconciling operating pre-tax net income to Consolidated Net Income before income tax expense in the Consolidated Statements of Operations consists of the following:

(In thousands)	Year Ended December 31,
	2014	2013	2012
Operating net income	$16,406	$13,539	$16,532
Addback of Income tax expense (assumed rate of 38% for 2014 and 2013, and 42% for 2012)	10,060	8,299	11,969
Total Segments adjusted operating pre-tax net income	$26,466	$21,838	$28,501
Subtract / (Add back)
Stock options	1,917	920	-
Compensation expense - RSUs	3,744	2,823	2,492
Deferred compensation program accounting adjustment	(4,483)	(6,170)	(6,985)
HCC IPO administrative expense	-	450	(450)
Net unrealized loss/ (gain) on strategic equity investments and warrants.	2,570	(593)	525
General loan loss reserve for CLO II and CLO III	1,351	1,241	-
Net amortization of liquidity discounts on loans and asset-backed securities issued	-	14,979	29,208
Unrealized mark-to-market (gain)/loss - HCC	-	610	(627)
Consolidated pre-tax net income attributable to JMP Group Inc.	$21,367	$7,578	$4,338

Income tax expense	8,015	3,950	1,581
Consolidated Net Income attributable to JMP Group Inc.	$13,352	$3,628	$2,757

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

	As of December 31,
(In thousands)	2014	2013
	Net Assets	Net Assets
Harvest Opportunity Partners II	$78,856	$94,120
Harvest Small Cap Partners	323,439	245,127
Harvest Franchise Fund (1)	-	91,042
Harvest Agriculture Select	35,448	32,032
Harvest Technology Partners	20,542	17,958
Harvest Financial Partners	15,439	-

(In thousands)	Year Ended December 31,
	2014		2013		2012
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II	$3,240	$(393)	$6,993	$(1,320)	$11,231	$(1,113)
Harvest Small Cap Partners	118,723	(22,467)	55,690	(16,405)	34,278	(16,716)
Harvest Franchise Fund (1)	4,661	(1,139)	21,190	(3,008)	(6,255)	(77)
Harvest Agriculture Select	4,247	(460)	3,094	(334)	3,172	(298)
Harvest Technology Partners	1,294	(244)	344	(326)	(208)	(721)
Harvest Financial Partners	482	(53)	-	-	-	-
Harvest Diversified Partners	-	-	1,563	(435)	2,626	(417)

(1) HFF was liquidated on December 31, 2014 and its assets will be distributed to its partners in 2015.

22. Subsequent Events

On January 1, 2015, pursuant to the Merger Agreement, adopted by the Company’s stockholders at a special meeting of the stockholders held on December 1, 2014, JMP Merger Corp., a wholly-owned subsidiary of JMP Group LLC, merged with and into JMP Group Inc., with JMP Group Inc. continuing as the surviving entity and a wholly-owned subsidiary of JMP Group LLC. Consequently, JMP Group LLC replaced JMP Group Inc. as the publicly traded company. Pursuant to the Merger Agreement, each share of the Company’s common stock, par value $0.001 per share, issued and outstanding immediately prior to the Merger, and each share of common stock held in the treasury of the Company immediately prior to the Merger, was converted on a one-for-one basis into one issued and outstanding, or treasury, share representing a limited liability company interest in JMP LLC, having substantially similar rights and privileges as the common stock being converted. The JMP Group Inc. board of directors believes that the Reorganization Transaction is beneficial because, among other things, conversion to a limited liability company structure will enable it to be classified as a partnership for federal tax purposes. The revised structure is expected to impact the Company’s income tax expense; however, the extent is not yet determined.

On January 12, 2015, the Company announced that its board of directors declared cash distributions of $0.035 per share for the months of January, February and March, 2015. The January distribution is payable on or before February 13, 2015, to shareholders of record as of January 30, 2015. The February distribution is payable on or before March 13, 2015, to shareholders of record as of February 27, 2015. The March distribution is payable on or before April 15, 2015, to shareholders of record as of March 31, 2015.

On February 4, 2015 and February 11, 2015, the Company granted an aggregate of 2,865,000 stock appreciation rights (“SARs”) to certain employees and the Company’s independent directors. These SARs have a base price of $7.33 per share, an exercise period of five years and will vest and become exercisable on December 31, 2017 subject to the terms and conditions of the applicable grant agreements.

On February 4, 2015, the Company granted approximately 380,000 RSUs to certain employees of the Company as part of the 2014 deferred compensation program. 50% of these units will vest on December 31, 2015 and the remaining 50% will vest on December 31, 2016 subject to the grantees’ continued employment through such dates.

23. Selected Quarterly Financial Data (Unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2014 and 2013. These quarterly results were prepared in accordance with GAAP and reflect all adjustments that are in the opinion of management, necessary for a fair statement of the results.

	Three Months Ended
(In thousands, except per share data)	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014

Total net revenues after provision for loan losses	$53,631	$33,697	$57,518	$37,660

Non-interest expenses:
Compensation and benefits	25,910	28,315	37,979	31,376
Other expenses	8,227	7,007	7,177	6,517
Total non-interest expenses	34,137	35,322	45,156	37,893

Income (loss) before income tax expense	19,494	(1,625)	12,362	(233)
Income tax expense (benefit)	2,409	1,460	2,450	1,696
Net income (loss)	17,085	(3,085)	9,912	(1,929)
Less: Net (loss) income attributable to the non-controlling interest	12,421	(4,580)	6,717	(5,927)
Net income attributable to JMP Group Inc.	4,664	1,495	3,195	3,998

Net income attributable to JMP Group Inc. per common share:
Basic	$0.21	$0.07	$0.14	$0.17
Diluted	$0.20	$0.06	$0.13	$0.17

	Three Months Ended
(In thousands, except per share data)	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013

Total net revenues after provision for loan losses	$59,686	$35,377	$30,904	$23,248

Non-interest expenses:
Compensation and benefits	33,366	24,685	24,776	19,605
Other expenses	7,297	6,786	8,983	6,166
Total non-interest expenses	40,663	31,471	33,759	25,771

Income (loss) before income tax expense	19,023	3,906	(2,855)	(2,523)
Income tax expense (benefit)	3,772	1,634	(644)	(812)
Net income (loss)	15,251	2,272	(2,211)	(1,711)
Less: Net (loss) income attributable to the non-controlling interest	11,758	(1,017)	(776)	8
Net income (loss) attributable to JMP Group Inc.	3,493	3,289	(1,435)	(1,719)

Net income attributable to JMP Group Inc. per common share:
Basic	$0.16	$0.14	$(0.06)	$(0.08)
Diluted	$0.16	$0.14	$(0.06)	$(0.08)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), has evaluated the disclosure controls and procedures as of the end of the year covered by this Annual Report on Form 10-K, based on the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

Based on their evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the year covered by this report, the disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management report on internal control over financial reporting and the attestation of our independent registered public accounting firm are contained in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

The information required by this item will be contained in the sections of the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders, captioned “Board of Directors,” “Compensation of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which is incorporated herein by reference.

Item 11.	Executive Compensation

Information with respect to this item will be contained in the sections of the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders, captioned “Executive Compensation” which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item will be contained in the sections of the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders, captioned “Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item will be contained in the sections of the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders, captioned “Related Party Transactions” and “Director Independence” which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to this item will be contained in the sections of the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders, captioned “Fees Paid to Independent Registered Public Accounting Firm” which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Form 10-K:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Form 10-K are listed below. The required financial statements appear on pages 72 through 117 herein.

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

Date: March 12, 2015

JMP GROUP INC.

By:	/ S / JOSEPH A. JOLSON
Joseph A. Jolson
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2015

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
2.1

Agreement and Plan of Merger, dated as of August 20, 2014, by and among JMP Group LLC, JMP Group Inc. and JMP Merger Corp. (incorporated by reference to Exhibit 2.1 to JMP Group Inc.’s current report on Form 8-K filed August 20, 2014).

3.1	Certificate of Formation of JMP Group LLC, dated as of August 19, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-4 filed October 16, 2014).

3.2

Amended and Restated Limited Liability Agreement of JMP Group LLC, dated as of January 1, 2015 (incorporated by reference to Exhibit 3.1 the Registrant’s current report on Form 8-K filed January 2, 2015).

3.3

Fifth Amended and Restated Certificate of Incorporation of JMP Group Inc., dated as of January 2, 2015 (incorporated by reference to Exhibit 3.1 to JMP Group Inc.’s current report on Form 8-K filed January 2, 2015).

3.4	Amended and Restated Bylaws of JMP Group Inc. (incorporated by reference to Exhibit 3.3 to JMP Group Inc.’s current report on Form 8-K filed January 2, 2015).

4.1

Form of specimen share certificate for common shares representing limited liability company interests in JMP Group LLC (incorporated by reference to Exhibit 4.1 of the Registrant’s post-effective amendment to the registration statement on Form S-3 filed January 27, 2015).

4.2

Indenture dated as of January 24, 2013, between JMP Group Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on January 25, 2013).

4. 3

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

4.7	Form of 7.25% Senior Note due 2021 (included as Exhibit A to Exhibit 4.6 above).

4.8

Second Amended and Restated Credit Agreement, by and between JMP Group Inc. and City National Bank dated as of April 30, 2014 (incorporated by reference to Exhibit 10.30 to the Registrant’s quarterly report on Form 10-Q filed on May 1, 2014).

4.9

Third Supplemental Indenture, dated as of October 15, 2014, by and among JMP Group Inc., JMP Group LLC, JMP Investment Holdings LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K dated January 2, 2015).

10.1	Lease Agreement, Dated December 18, 2003 (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.2	Sublease, Dated December 18, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.3	Consent to Sublease, Dated December 18, 2003 (incorporated by reference to Exhibit 10.9.1 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.4

Letter Amendment to Consent to Sublease, Dated May 10, 2004 (incorporated by reference to Exhibit 10.9.2 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10. 5	JMP Group LLC Amended and Restated Senior Executive Bonus Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-4 filed October 16, 2014).

10.6	JMP Group LLC Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s registration statement on Form S-8 filed January 27, 2015).

10.7	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.13.6 to JMP Group Inc.’s quarterly report on Form 10-Q filed on May 6, 2010).

10.8	Form of Share Appreciation Right Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s registration statement on Form S-8 filed January 27, 2015).

10.9	Revolving Note and Cash Subordination Agreement, dated as of April 8, 2011 (incorporated by reference to Exhibit 10.31 to the Registrant’s registration statement on Form S-4 filed October 29, 2014).

10.10

Amendment Number Five to Resolving Note and Cash Subordination Agreement and Revolving Note, dated as of April 30, 2014 (incorporated by reference to Exhibit 10.31 to JMP Group Inc.’s quarterly report on Form 10-Q filed May 1, 2014).

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

101*

The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes.

*	Filed herewith